Form 10-Q
period 1999-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 1999-11-10
CIK 1093672

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999
                                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                        Commission File Number 000-27205
                                               --------------------




                     PEOPLES BANCORP OF NORTH CAROLINA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                               56-2132396
           --------------                               ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

         218 South Main Avenue
         Newton, North Carolina                           28658
         ----------------------                           -----
(Address of principal executive office)                 (Zip Code)


                                 (828) 464-5620
                                 --------------
              (Registrant's telephone number, including area code)

                                  Peoples Bank
                                  ------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes      No  X
                                           ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,926,318 shares of common stock, no par value, outstanding at November 10,
1999.
--------------------------------------------------------------------------------

                                      INDEX

PART I  -  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets at September 30, 1999
              (Unaudited) and December 31, 1998                              3

              Consolidated Statements of Income for the nine months ended September 30, 1999 and September 30, 1998 (Unaudited), and
              for the three months ended September 30, 1999 and September
              30, 1998 (Unaudited)                                           4

              Consolidated Statements of Comprehensive Income for the nine months ended September 30, 1999 and September 30, 1998 (Unaudited), and for the three months ended September 30,
              1999 and September 30, 1998 (Unaudited)                        5

              Consolidated Statements of Cash Flows for the nine months ended September 5 30, 1999 and September 30, 1998 (Unaudited) 6-7

Item 2.       Notes to Consolidated Financial Statements (Unaudited)        8-9

Item 3.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10-15

              Quantitative and Qualitative Disclosures About Market Risk    16


PART II  -  OTHER INFORMATION

Item 1.       Legal Proceedings                                             17

Item 2.       Changes in Securities and Use of Proceeds                     17

Item 3.       Defaults upon Senior Securities                               17

Item 4.       Submission of Matters to a Vote of Security Holders           17

Item 5.       Other Information                                             17

Item 6.       Exhibits and Reports on Form 8-K                              17

Signatures                                                                  18


     This Form 10-Q contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional, and local market conditions and legislative and regulatory conditions.
     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                     September 30,            December 31,
                  Assets                                 1999                    1998
                  ------                                 ----                    ----
                                                     (Unaudited)
Cash and due from banks                            $    16,555,948             11,844,077
Federal funds sold                                       5,150,000              5,910,000
                                                     -------------          -------------
      Cash and cash equivalents                         21,705,948             17,754,077

Investment securities available for sale                62,225,039             63,227,690
Other investments                                        1,345,100              1,495,300
                                                     -------------          -------------
      Total securities                                  63,570,139             64,722,990

Mortgage loans held for sale                             3,032,303              9,259,817
Loans, net                                             318,581,263            297,488,443
                                                     -------------          -------------
              Net loans                                321,613,566            306,748,260

Premises and equipment, net                              8,673,923              7,806,827
Accrued interest receivable and other assets             6,391,732              5,240,878
                                                     -------------          -------------
              Total assets                         $   421,955,308            402,273,032
                                                     =============          =============

     Liabilities and Shareholders' Equity
     ------------------------------------

Deposits:
     Demand                                        $    50,337,265             48,474,480
     Interest-bearing demand                            29,991,155             31,034,112
     Savings                                            80,353,901             78,686,479
     Time, $100,000 or more                             85,292,485             75,099,131
     Other time                                        120,882,000            116,773,176
                                                     -------------          -------------
         Total deposits                                366,856,806            350,067,378

Demand notes payable to U.S. Treasury                    1,745,382                139,235
FHLB borrowings                                         13,500,000             13,642,857
Accrued interest payable and other liabilities           2,649,416              2,499,427
                                                     -------------          -------------
              Total liabilities                        384,751,604            366,348,897
                                                     -------------          -------------
Shareholders' equity:
     Common stock, no par value; authorized
         3,000,000 shares; issued and outstanding
         2,926,318 shares in 1999 and 2,926,500
         in 1998                                        31,729,462             31,730,372
         Retained earnings                               6,286,629              3,735,171
     Accumulated other comprehensive income               (812,387)               458,592
                                                     -------------          -------------
              Total shareholders' equity                37,203,704             35,924,135
                                                     -------------          -------------

              Total liabilities and shareholders'
                equity                             $   421,955,308            402,273,032
                                                     =============          =============

See accompanying notes to consolidated financial statements.

              PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY
                  Consolidated Statements of Income (Unaudited)

                                                     Three Months         Three Months          Nine Months          Nine Months
                                                         Ended                Ended                Ended                Ended
                                                  September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                                                  ------------------   ------------------   ------------------   ------------------
Interest Income:
     Interest and fees on loans                   $     7,191,247             6,270,760          20,789,713          17,984,455
     Federal funds sold                                   138,526                80,893             238,599             267,508
     Interest of investment securities:
          U.S. Treasury                                    12,566                22,902              37,561              72,371
          U.S. Government agencies                        550,754               635,033           1,643,777           1,615,118
          States and political subdivisions               242,475               220,500             724,849             657,532
          Other                                            53,482               268,817             160,231             739,693
                                                      -----------           -----------         -----------         -----------

               Total interest income                    8,189,050             7,498,905          23,594,730          21,336,677
                                                      -----------           -----------         -----------         -----------
Interest expense:
     Interest bearing demand deposits                     110,173               134,369             319,073             433,126
     Savings deposits                                     741,832               733,275           2,156,325           1,756,795
     Time deposits                                      2,606,259             2,725,205           7,852,037           7,877,199
     FHLB borrowings                                      185,576               198,392             547,878             687,358
     Other                                                 12,062                11,816              33,511              36,505
                                                      -----------           -----------         -----------         -----------
               Total interest expense                   3,655,902             3,803,057          10,908,824          10,790,983
                                                      -----------           -----------         -----------         -----------

               Net interest income                      4,533,148             3,695,848          12,685,906          10,545,694

Provision for loan losses                                  25,000                80,000              25,000             420,000
                                                      -----------           -----------         -----------         -----------
               Net interest income after
                 provision for loan losses              4,508,148             3,615,848          12,660,906          10,125,694
                                                      -----------           -----------         -----------         -----------
Other income:
     Service charges                                      353,936               302,985             969,993             869,391
     Other service charges and fees                        75,651                65,241             219,807             213,333
     Gain (loss) on sale of securities                         --               129,290             (34,824)            168,448
     Mortgage banking income                              138,162               296,637             668,057             727,575
     Insurance and brokerage commissions                   28,507                40,437             101,254             116,771
     Miscellaneous                                        269,610               212,279             711,689             587,520
                                                      -----------           -----------         -----------         -----------
          Total other income                              865,866             1,046,869           2,635,976           2,683,038
                                                      -----------           -----------         -----------         -----------
Other expense:
     Salaries and employee benefits                     2,095,619             1,754,855           5,658,317           4,436,815
     Occupancy                                            563,251               525,262           1,670,141           1,417,758
     Other                                              1,062,562               877,862           3,047,000           2,617,284
                                                      -----------           -----------         -----------         -----------
          Total other expenses                          3,721,432             3,157,979          10,375,458           8,471,857
                                                      -----------           -----------         -----------         -----------

          Income before income taxes                    1,652,582             1,504,738           4,921,424           4,336,875

Income taxes                                              525,600               513,100           1,574,900           1,443,900
                                                      -----------           -----------         -----------         -----------

          Net income                              $     1,126,982               991,638           3,346,524           2,892,975
                                                      ===========           ===========         ===========         ===========

Net income per share - basic                      $          0.39                  0.34                1.14                0.99
                                                      ===========           ===========         ===========         ===========

Cash dividends declared per share                 $          0.09                  0.09                0.27                0.23
                                                      ===========           ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

              PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

           Consolidated Statements of Comprehensive Income (Unaudited)

                                            Three Months          Three Months          Nine Months           Nine Months
                                                Ended                Ended                 Ended                 Ended
                                         September 30, 1999    September 30, 1998    September 30, 1999    September 30, 1998
                                         ------------------    ------------------    ------------------    ------------------
Net earnings                             $        1,126,982    $          991,638    $        3,346,524    $        2,892,975
                                         ------------------    ------------------    ------------------    ------------------
Other comprehensive income, net of tax:
 Unrealized gains (losses)
  on investment securities
  available for sale:
   Unrealized gains
   (losses) arising during
   the period, net of
   taxes of $(249,024),
   $151,481, $(824,450)
   and $70,250,
     respectively                                  (390,319)              237,430            (1,292,238)              110,110

 Less reclassification
  adjustment for (gains)
  losses included in net
  earnings, net of taxes of
  $0, $(50,358), $13,564
  and $(65,610),
   respectively                                          --               (78,932)               21,260              (102,837)
                                         ------------------    ------------------    ------------------    ------------------

Other comprehensive income                         (390,319)              158,499            (1,270,978)                7.272
                                         ------------------    ------------------    ------------------    ------------------

Comprehensive income                     $          736,663    $        1,150,137    $        2,075,546    $        2,900,248
                                         ==================    ==================    ==================    ==================

See accompanying notes to consolidated financial statements.

              PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine months ended September 30, 1999 and 1998

                                                                                       1999                     1998
                                                                                       ----                     ----
Cash flows from operating activities:
   Net earnings                                                                    $  3,346,524               2,892,975
   Adjustments to reconcile net earnings to
     net cash provided (used) by operating activities:
       Depreciation, amortization and accretion                                         765,900               1,103,489
       Provision for loan losses                                                         25,000                 420,000
       Loss (gain) on sale of investment securities                                      34,824                (168,448)
       Loss (gain) on sale of mortgage loans                                            287,139                  (7,995)
       Gain on sale of other real estate                                                 36,149                      --
             Change in:
             Other assets                                                              (133,785)               (504,384)
             Other liabilities                                                          149,990                 297,592
             Mortgage loans held for sale                                             5,940,374               1,567,256
                                                                                   ------------            ------------

              Net cash provided (used) by operating activities                       10,452,115               5,600,485
                                                                                   ------------            ------------
Cash flows from investing activities:
   Purchases of investment securities available-for-sale                            (19,521,841)            (42,856,594)
   Proceeds from calls and maturities of investment securities
        available for sale                                                           11,101,803              20,593,040
   Proceeds from sales of investment securities available for sale                    7,125,196               9,336,633
   Change in other investments                                                          150,200               1,524,300
   Net change in loans                                                              (21,322,539)            (49,019,626)
   Purchase of premises and equipment                                                (1,748,854)             (1,206,055)
   Improvements to other real estate                                                   (239,944)                     --
   Proceeds from sale of other real estate                                              498,994                      --
                                                                                   ------------            ------------
           Net cash used in investing activities                                    (23,956,985)            (61,628,302)
                                                                                   ------------            ------------
Cash flows from financing activities:
   Net change in deposits                                                            16,789,428              57,792,461
   Change in demand notes payable to U.S. Treasury                                    1,606,147              (1,402,467)
   Net change in FHLB borrowings                                                       (142,857)             (8,142,857)
   Common stock issued, net of costs                                                         --               7,787,467
   Cash dividends                                                                      (790,106)               (672,479)
   Cash paid in lieu of fractional shares                                                (5,871)                     --
                                                                                   ------------            ------------

         Net cash provided by financing activities                                   17,456,741              55,362,125
                                                                                   ------------            ------------

Net change in cash and cash equivalents                                               3,951,871                (665,692)

Cash and cash equivalents at beginning of year                                       17,754,077              20,731,954
                                                                                   ------------            ------------

Cash and cash equivalents at end of year                                             21,705,948              20,066,262
                                                                                   ============            ============


             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine months ended September 30, 1999 and 1998

                                   (Continued)



Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest                                               $ 10,563,070        10,800,032
       Income taxes                                           $    700,000           684,169
                                                              ============      ============

Noncash investing and financing activities:
       Change in net unrealized gain (loss) on investment
           securities available for sale, net of tax          $ (1,270,978)            7,272
       Transfer of loans to other real estate                 $    204,719           314,782
                                                              ------------      ------------

See accompanying notes to consolidated financial statements.

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

     A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Bank's 1998 Annual Report to Shareholders. The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Allowance for Loan Losses
     -------------------------

     The following is an analysis of the allowance for loan losses for the nine months ended September 30, 1999 and 1998:

                                          1999             1998
                                          ----             ----

     Balance, beginning of period     $ 4,136,690        4,374,641
     Provision for loan losses             25,000          420,000
     Less:
         Charge-offs                     (180,556)        (109,779)
         Recoveries                        58,026           25,335
                                      -----------      -----------
             Net charge-offs             (122,530)         (84,444)
                                      -----------      -----------

     Balance, end of period           $ 4,039,160        4,710,197
                                      ===========      ===========

(3)  Recent Accounting Pronouncements
     --------------------------------

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative instruments at inception. Fair value changes on instruments used as air value hedges are recorded in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. Fair value changes on cash flow hedges are recorded in comprehensive income rather than earnings. Fair value changes on derivative instruments that are not intended as a hedge are recorded in the earnings of the period of the change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, but initial application of the Statement must be made at the beginning of the quarter. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. The Company believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.

(4)  Corporate Reorganization

     Effective August 31, 1999, Peoples Bank completed the process of converting to the holding company form of organization. Peoples Bank in now a subsidiary of Peoples Bancorp of North Carolina, Inc. ("Peoples Bancorp"), a one-bank holding company, headquartered in Newton, North Carolina.

     As a result of the reorganization, each share of Peoples Bank common stock was automatically converted into one share of Peoples Bancorp stock. Peoples Bancorp is now the sole shareholder of Peoples Bank. The corporate reorganization was accounted for in a manner similar to a pooling of interest.

     Peoples Bancorp's Board of Directors is composed of the same persons who are directors of Peoples Bank. Robert C. Abernethy, Chairman of the Board of the Bank, is also Chairman of Peoples Bancorp's Board of Directors. Peoples Bank's President and Chief Executive Officer, Tony W. Wolfe, is also President and Chief Executive Officer of Peoples Bancorp. Joseph F. Beaman, Jr., who serves as Executive Vice President and Corporate Secretary of the Bank will also serve as Executive Vice President, Corporate Secretary and Treasurer of Peoples Bancorp.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Summary. Net income for the third quarter of 1999 was $1.1million, an increase of $135,000 or 14% over the $992,000 earned in the same period in 1998. Basic income per share for the quarter ended September 30, 1999 increased to $0.39 or 15% from $0.34 in the comparable period of 1998. Contributing significantly to these favorable results has been the active manner in which the Company's net interest margin has been managed. Annualized return on average assets was 1.07% for the third quarter 1999 compared to 1.04% for the same period in 1998, and annualized return on average shareholders' equity was 12.71% versus 11.99%, respectively.

     Net income for the nine months ended September 30, 1999 was $3.3 million, an increase of 16% over the $2.9 million earned in the first nine months of 1998. Basic net income per share for this period increased 15% to $1.14 from $0.99 for the nine months ended September 30, 1998. The strong growth in net income resulted from a 20% increase in net interest income and a reduction in provision for loan losses of $395,000. Annualized return on average assets was 1.08% for the first nine months of 1999 compared to 1.07% for the same period in 1998, and annualized return on average shareholders' equity was 11.59% versus 12.35%, respectively.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $4.5 million for the three months ended September 30, 1999 an increase of 23% over the $3.7 million earned in the same period in 1998. The increase over 1998 third quarter net interest income was attributable to an increase in the volume of average earning assets and a decrease in the average rate on interest bearing liabilities, partially offset by a decline in the yield on earning assets.

     Interest income increased $690,000 or 9% for the three months ended September 30, 1999 compared with the same period in 1998. The increase was due to an increase in the volume of earning assets, which resulted from an increase in loan volume.

     Interest expense decreased $147,000 or 4% for the three months ended September 30, 1999 compared with the same period in 1998. The decrease in interest expense was due to a decrease in the cost of funds from 5.08% to 4.44% which more than offset the increase in volume of interest bearing liabilities.

     In the nine month periods ended September 30, 1999 and September 30, 1998, net interest income increased 20% to $12.7 million from $10.5 million, respectively. This increase was attributed to the increase in the volume of average earning assets to $391.7 million for the nine months ended September 30, 1999 from $343.2 million for the same period in 1998, combined with an increase in the annualized tax equivalent net yield on earning assets to 4.46% for the nine months ended September 30, 1999 from 4.22% for the nine months ended September 30, 1998.

     Interest income increased $2.3 million or 11% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was due to an increase in the volume of average earning assets. Average loans increased 23% to $322.1 million, while average investment securities available for sale increased 2% to $59.5 million in the nine months ended September 30, 1999 compared to the same period in 1998. All other interest-earning assets including federal funds sold decreased to an average of $10.1 million in the nine months ended September 30, 1999 from $23.9 million in the same period in 1998. The increase in volume of average earning assets was partially offset by a decrease in the yield on average earning assets to 8.18% for the nine months ended September 30, 1999 compared to 8.40% in the same period in 1998.

     Interest expense increased 1% to $10.9 million for the nine months ended September 30, 1999 compared to $10.8 million for the nine months ended September 30, 1998. The increase was due to an increase in the volume of interest bearing liabilities partially offset by a decrease in the average rate paid on interest bearing liabilities to 4.53% for the nine months ended September 30, 1999 from 4.98% for the nine months ended September 30, 1998. Average interest bearing liabilities increased 12% to $322.2 million for the nine months ended September 30, 1999 from $288.3 million for the nine months ended September 30, 1998. This increase is attributable to the increase in average interest bearing deposits to $307.8 million in the nine months ended September 30, 1999 from $271.6 million for the comparable period in 1998.

     Non-Interest Income. Total non-interest income was $866,000 in the third quarter of 1999, a decrease of 17% from the $1.0 million earned in the third quarter of 1998. Service charges on deposit accounts, which represent the largest single category of non-interest income, increased 17% to $354,000 for the third quarter of 1999 due to the growth in the deposit base coupled with an increase in service charges on deposits, which was implemented August 1, 1999. Mortgage banking income decreased 53% to $138,000 in the third quarter of 1999 compared to $297,000 for the third quarter of 1998. The decrease in mortgage banking income was due to an increase on mortgage loan rates during third quarter 1999 which resulted in a decrease in mortgage loan applications as well as a loss on mortgage loans sold in the secondary market. The Company had no securities gains or losses for the three months ended September 30, 1999 compared to a net gain on sale of securities of $129,000 for the three months ended September 30, 1998.

     Total non-interest income was $2.6 million for the nine months ended September 30, 1999, a decrease of 2% from the $2.7 million earned in the same period of 1998. Service charges on deposit accounts increased 12% to $970,000 for the nine months ended September 30, 1999 due primarily to the growth in the deposit base and partially attributable to an increase in service charges on deposits implemented August 1, 1999. Mortgage banking income decreased 8% to $668,000 for the nine months ended September 30, 1999 from $728,000 for the nine months ended September 30, 1998. The decrease in mortgage banking income was due to an increase on mortgage loan rates during third quarter 1999 which resulted in a decrease in mortgage loan applications as well as a loss on mortgage loans sold in the secondary market. The Company reported securities losses of $35,000 for the nine months ended September 30, 1999 compared to securities gains of $168,000 for the nine months ended September 30, 1998. Miscellaneous non-interest income increased 21% to $712,000 for the nine months ended September 30, 1999 from $588,000 for the nine months ended September 30, 1998 primarily due to activity associated with the formation of the Bank's appraisal subsidiary.

     Non-Interest Expense. Total non-interest expense was $3.7 million in the third quarter of 1999, an increase of 18% over the same period in 1998. The majority of this increase resulted from an increase of $341,000 or 19% in salary and employee benefits for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase reflects regular merit and promotional increases and an increase in the number of employees to service growth in the customer base. Other non-interest expense increased $185,000 or 21% to $1.1 million for the three months ended September 30, 1999 from $878,000 for the three months ended September 30, 1998. Occupancy expense increased 7% due to additional leased space and depreciation for equipment purchased.

     Total non-interest expense was $10.4 million in the nine months ended September 30, 1999, an increase of 22% over the same period in 1998. The majority of this increase was a result of 28% increase in salary and employee benefits reflecting regular merit and promotional increases and an increase in the number of employees to service growth in the customer base. Occupancy expense increased 18% due to additional leased space and depreciation for equipment purchased. Other expenses increased 16% or $430,000 as a result of the added expense of serving a larger customer base and expenses associated with bank holding company formation and Year 2000 preparedness measures.

     Income Taxes. The Company reported income taxes of $526,000 and $513,000 for the third quarter ended September 30, 1999 and 1998, respectively. This represented effective tax rates of 32% and 34% for the respective periods. The increase in reported income taxes during the third quarter of 1999 was due to the increased level of taxable income, coupled with a decrease in the North Carolina State income tax rate for 1999.

     The Company reported income taxes of $1.6 million and $1.4 million for the nine-month periods ending September 30, 1999 and 1998, respectively. This represented effective tax rates of 32% and 33% for the respective periods. The increase in reported income taxes during 1999 was due to the increased level of taxable income, coupled with a decrease in the North Carolina State income tax rate for 1999.


Analysis of Financial Condition

     Investment Securities. Available-for-sale securities amounted to $62.2 million at September 30, 1999 compared to $63.2 million at December 31, 1998. Average investment securities for the nine months ended September 30, 1999 amounted to $59.5 million compared to $59.8 million for the year ended December 31, 1998.

     Loans. At September 30, 1999, loans were $322.6 million compared to $301.6 million at December 31, 1998, an increase of 7%. This loan growth reflects a continuation of strong economic growth in the Catawba Valley region. Average loans represented 82% of total earning assets for the nine months ended September 30, 1999, compared to 77% for the year ended December 31, 1998. Mortgage loans held for sale were $3.0 million at September 30, 1999, a decrease of 67% from the December 31, 1998 balance of $9.3 million. The reduction in mortgage loans held for sale resulted from an increase in forward contracts in order to protect the Company from an increase in mortgage loan rates.

     Asset Quality. Non-performing assets totaled $4.5 million at September 30, 1999 or 1.07% of total assets, compared to $4.2 million or 1.04% of total assets at December 31, 1998. Non-accrual loans were $4.2 million at September 30, 1999, an increase of $925,000 over non-accruals of $3.3 million at December 31, 1998. As a percentage of total loans outstanding, non-accrual loans were 1.31% at September 30, 1999 compared to 1.09% at December 31, 1998. Loans ninety days past due and still accruing amounted to $29,000 and $307,000 at September 30, 1999 and December 31, 1998, respectively. The allowance for loan losses at September 30, 1999 amounted to $4.0 million or 1.25% of total loans compared to $4.1 million or 1.37% of total loans at December 31, 1998.

     The reduction in the allowance for loans losses and the provision for loan losses reflect changes in underwriting policies and management's belief that the allowance for loan losses adequately covers anticipated losses.

     Deposits. Total deposits at September 30, 1999 were $366.9 million, an increase of 5% over deposits of $350.1 million at December 31, 1998. Certificates of deposit in amounts greater than $100,000 or more totaled $85.3 million at September 30, 1999, compared to $75.1 million at December 31, 1998. Most of these deposits are from long standing customers who reside or own businesses in the Company's primary service area, and therefore, are believed by the Company to be stable, and for all practicable purposes, no more rate sensitive than core deposits.

     Borrowed Funds. Federal Home Loan Bank borrowings were $13.5 million at September 30, 1999 compared to $13.6 million at December 31, 1998. The average balance of Federal Home Loan Bank borrowings for the nine months ended September 30, 1999 was $13.5 million compared to $15.3 million for the year ended December 31, 1998. At September 30, 1999, Federal Home Loan Bank borrowings with maturities exceeding one year amounted to $3.4 million.

     Capital Structure. Shareholders' equity at September 30, 1999 was $37.2 million compared to $35.9 million at December 31, 1998. In addition, at September 30, 1999 and December 31, 1998, unrealized gains and losses in the available-for-sale securities portfolio amounted to a loss of $812,000 and a gain of $459,000, respectively. Annualized return on average equity as of September 30, 1999 was 11.59% compared to 12.04% for the year ended December 31, 1998. Total dividends paid for the nine months ended September 30, 1999 amounted to $790,000.

     Under the regulatory capital guidelines of the Federal Deposit Insurance Corporation (FDIC), financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity less all intangible assets and goodwill. The Company's Tier I capital ratio was 11.23% and 11.04% at September 30, 1999 and December 31, 1998, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 12.44% and 12.29% at September 30, 1999 and December 31, 1998, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required by the FDIC to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 8.92% and 9.41% at September 30, 1999 and December 31, 1998, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 1999 and December 31, 1998.

     Liquidity. The Company's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Company responds to these needs is affected by the Company's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Company, and the ability to borrow funds from other sources. The Company's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta (FHLB) and The Bankers Bank, and is also able to purchase federal funds from other financial institutions. At September 30, 1999 the Bank had a $30 million line of credit with FHLB, with an outstanding balance of $13.5 million. The Company also has the ability to borrow up to $10 million through The Bankers Bank. At September 30, 1999 the Company had no outstanding borrowings with the Bankers Bank. The liquidity ratio for the Company, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits and short-term liabilities was 22.57% at September 30, 1999 and 26.49% at December 31, 1998. The decrease in the Company's liquidity ratio reflects strong loan demand prevalent in the Company's area.

     Company Reorganization. Effective August 31, 1999, Peoples Bank completed the process of converting to the holding company form of organization. Peoples Bank in now a subsidiary of Peoples Bancorp of North Carolina, Inc. ("Peoples Bancorp"), a one-bank holding company, headquartered in Newton, North Carolina.

     As a result of the reorganization, each share of Peoples Bank common stock was automatically converted into one share of Peoples Bancorp stock. Peoples Bancorp is now the sole shareholder of Peoples Bank. The corporate reorganization was accounted for in a manner similar to a pooling of interest.

     Peoples Bancorp's Board of Directors is composed of the same persons who are directors of Peoples Bank. Robert C. Abernethy, Chairman of the Board of the Bank, is also Chairman of Peoples Bancorp's Board of Directors. Peoples Bank's President and Chief Executive Officer, Tony W. Wolfe, is also President and Chief Executive Officer of Peoples Bancorp. Joseph F. Beaman, Jr., who serves as Executive Vice President and Corporate Secretary of the Bank will also serve as Executive Vice President, Corporate Secretary and Treasurer of Peoples Bancorp.

     Year 2000. The Company formed a Year 2000 Task Force in 1997 comprised of members representing all banking departments to address the many areas affected by the Year 2000 computer issue. Overall responsibility of the Year 2000 Task Force has been assigned to the Senior Vice President - Information Services, an executive officer of the Bank. The "Year 2000 issue" is a general term pertaining to computer programs and systems that were originally created using only two digits to identify the calendar year, without planning ahead for the upcoming change in the century. The Board of Directors approved a detailed Year 2000 project plan, which included contacting all of the software vendors that maintain the computer programs relied upon by the Company, obtaining assurances from these software vendors that their products would be Year 2000 compliant, evaluating and testing all systems potentially affected, contacting large commercial loan customers to determine their Year 2000 readiness, and developing contingency plans for all mission critical systems. The Company is currently meeting all dates as established in the Year 2000 project plan.

     The Company has identified all hardware and software that need date-sensitive testing to confirm Year 2000 readiness. Vendors and suppliers have been contacted for information concerning their products and their company's readiness for the Year 2000. The Company has also sent letters to and received responses from vendors used by the Company for purchases of office and computer supplies. The Company has conducted Year 2000 awareness meetings with large commercial loan customers and the Company's own employees. A letter and questionnaire has been sent to commercial customers with large relationships addressing the Year 2000 issue and their compliance plans. Their responses have been evaluated and commercial credits are being reviewed by the Credit Administration department for Year 2000 issues. In addition, all commercial loans of $250,000 or more include clauses in the standard commitment letter addressing the Year 2000 issue and the customer's readiness to address this problem.

     The Company is utilizing both internal and external resources for testing of all hardware and software. The Company's core software system and the mainframe AS400 are currently operating on vendor-supplied Year 2000 compliant software versions. In addition to Year 2000 compliant software releases, the Company conducted extensive independent verification and validation processes on all of the Company's systems and software to confirm that they are Year 2000 compliant. Year 2000 testing has been completed on all systems. To further evaluate the Company's overall readiness, re-testing of computer systems began at the end of September 1999.

     Since many of the programs used by the Company are "off-the-shelf" as compared to "highly customized," the cost to address these matters is not expected to have a material impact on the future operating results or financial condition of the Company. A total of $243,000 has been budgeted to address Year 2000 issues. Of this amount, approximately $183,000 in costs has been incurred as of September 30, 1999. This additional cost has not been a factor in delaying any other planned information services projects. All expenses associated with Year 2000 corrections will be expensed in the year incurred and will be funded through normal operating cash flow.

     The costs and completion dates for testing and correction of Year 2000 problems are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer programs, the inability to control third party modifications and similar uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 1999 from that presented in the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.


Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.


Item 3.   Defaults Upon Senior Securities

          Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable


Item 5.   Other Information

          Not applicable


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedules

          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1999 the Company filed two reports on Form 8-K dated August 9, 1999 and August 31, 1999.

               The Company filed a Form 8-K on August 9, 1999, announcing the retirement of Senior Vice President, James R. (Rudy) Roberts, from his position effective August 9, 1999.

               The Company filed a Form 8-K on August 31, 1999, announcing the completion of its reorganization into the holding company form of organization.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Peoples Bancorp of North Carolina, Inc.




 November 10, 1999                    By:    /s/ Tony W. Wolfe
------------------                           ----------------------------
       Date                                  Tony W. Wolfe
                                             President and CEO



 November 10, 1999                    By:    /s/ Joseph F. Beaman, Jr.
------------------                           ----------------------------
       Date                                  Joseph F. Beaman, Jr.
                                             Executive Vice President
                                             (Principal Financial and Principal
                                             Accounting Officer)