Form 10-K
period 1999-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2000-03-30
CIK 1093672

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended  December 31, 1999
                                          -------------------

                      Commission file number   000-27205
                                             -------------


                    PEOPLES BANCORP OF NORTH CAROLINA, INC.
                ----------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


          North Carolina                                  56-2132396
 -------------------------------            -----------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

       218 South Main Avenue
       Newton, North Carolina                                 28658
 --------------------------------------                     ----------
(Address of Principal Executive Offices)                    (Zip Code)

                                (828) 464-5620
                            ----------------------
             (Registrant's Telephone Number, Including Area Code)

    Securities to be Registered Pursuant to Section 12(b) of the Act:  None
                                                                     --------

       Securities to be Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                  ------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X      No  ________
                                             ------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $40,602,662 based on the closing
                                             --------------------------------
price of such common stock on March 16, 2000, which was $13.875 per share.
---------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,926,318 shares of common
                                                 --------------------------
stock, outstanding at March 27, 2000.
------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 1999 (the "Annual Report"), which is included as an Appendix to the Proxy Statement for the 2000 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 4, 2000 (the "Proxy Statement"), are incorporated by reference into Part III.

                                    PART I

ITEM 1.     BUSINESS

General

     Peoples Bancorp of North Carolina, Inc. (the "Company"), was formed in 1999 to serve as the holding company for Peoples Bank (the "Bank"). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole activity consists of owning the Bank. The Company's principal source of income is any dividends which are declared and paid by the Bank on its capital stock.

     The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities. The Bank's deposits are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law. It is also a member of the Federal Home Loan Bank system. The Bank conducts its business from its corporate headquarters located at 218 South Main Avenue, Newton, North Carolina and ten additional offices in Newton, Denver, Triangle, Catawba, Conover, Maiden, Claremont, Hiddenite, and Hickory, North Carolina. Ten branch offices provide automated teller machine
(ATM) access to Bank customers. The Bank also has a stand alone ATM located in a retail establishment in Sherrills Ford. The Bank's training, mortgage loan administration, network systems, bank card and finance department operations are operated in leased office space in Newton, Conover and Hickory. At December 31, 1999, the Company had total assets of $432.4 million, net loans of $335.3 million, deposits of $376.6 million, investment securities of $63.8 million, and shareholders' equity of $38.0 million.

     The Bank is engaged primarily in the business of attracting retail and commercial deposits from the general public and using those deposits to make secured and unsecured loans. The Bank offers a full range of loan and deposit products as well as non-deposit investment products. The Bank makes automobile, credit card, mobile home, securities, first and second mortgage, boat and recreational vehicle and deposit secured, as well as unsecured, consumer loans. The Bank also offers a broad range of secured and unsecured commercial loan products, including commercial construction/permanent loans, Small Business Administration loans, Rural Economic and Community Development guaranteed loans, commercial and standby letters of credit, equipment leasing for businesses and municipalities, special community development loans, and agricultural loans.

     The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately variable rate commercial property loans. Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 1999, approximately 9% of the Bank's portfolio was unsecured. Unsecured loans generally involve higher credit risk than secured loans, and in the event of customer default, the Bank has a higher exposure to potential loan losses. The Bank has sold, servicing retained, approximately 31% of its loan portfolio.

     The majority of the Bank's deposit and loan customers are individuals and small to medium-sized businesses located in the Bank's market area. Management does not believe the Bank is dependent on a single customer or group of customers concentrated in a particular industry whose loss or insolvency would have a material adverse impact on operations.

     The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments, interest-earning deposits in other depository institutions, and transaction and fee income from lending, deposit and subsidiary activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as employee compensation and benefits, and occupancy expenses.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the North Carolina Commissioner of Banks (the "Commissioner"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing, which in turn are affected by the interest rates at which financing may be offered and other factors affecting local demand and availability of funds.

     At December 31, 1999, the Bank employed 196 full-time equivalent employees.

     The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

Subsidiaries

     The Bank is the Company's only subsidiary. The Bank has two subsidiaries, Peoples Investment Services, Inc. and Peoples Real Estate and Appraisal Services, Inc. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank's customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Peoples Appraisal Services, Inc., provides real estate appraisal services to customers of the Bank.

Market Area

     The Bank's primary market consists of the communities in an approximately 25-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, the western portion of Iredell County, the northern portion of Lincoln County, and portions of northeast Gaston County. The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.

     Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities. Siecor (manufacturer of fiber optic cable and accessories) is the largest employer in Catawba County. Other major employers include CommScope, Inc. (manufacturer of fiber optic cable and accessories), Catawba County Schools, and Frye Regional Medical Center, Inc. Employment in the Bank's primary market area as of January 2000 was strong, with an unemployment rate below that of North Carolina and national averages.

Competition

     The Bank has operated in the Catawba Valley region for more than 85 years and is the only financial institution headquartered in Newton. However, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. Two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area. Based upon June 30, 1999 comparative data, the Bank had 17.49% of the deposits in Catawba County, placing it second in deposit size among a total of eleven banks with branch offices in Catawba County.

     The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's deposit base has grown principally due to economic growth in the Bank's market area coupled with the implementation of new and competitive deposit products. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for loans from commercial banks and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Supervision and Regulation

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

     Regulation of the Company

     General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank. As a bank holding company subject to the BHCA, the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, see " - The Gramm-Leach-Bliley Act". The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

     Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period unless the Company
(i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks, (ii) received a one or two rating in its last examination, and (iii) is not the subject of any unresolved supervisory issues. As a result of the Company's ownership of the Bank, the Company is registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

     Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See " -- Regulation of the Bank -- Dividends."

     Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Regulation of the Bank

     Dividends. North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations). Based on its current financial condition, the Bank does not expect that this provision will have any impact on the Bank's ability to pay dividends.

     Capital Requirements. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.
The Bank exceeded all applicable capital requirements as of December 31, 1999.

     Deposit Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by the BIF members such as the Bank shall be as specified in a schedule required to be issued by the FDIC. Effective January 1, 1997, the FDIC equalized the assessment rates for BIF members as well as those institutions with deposits insured by the SAIF. Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, for the quarters ended or ending December 31, 1999, March 31, 2000, and June 30, 2000, the FDIC is assessing BIF-insured deposits an additional 1.184, 21.20, and 2.08 basis points per $100 of deposits, respectively, and SAIF-insured deposits an additional 5.920, 2.120, and 2.08 basis points per $100 of deposits, respectively, to cover those obligations. Based on the current financial condition and capital levels of the Bank, the Bank does not expect that the FDIC insurance assessments will have a material impact on the Bank's future earnings.

     Transactions with Affiliates. Further, under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

     Loans to One Borrower. The Bank is subject to the Commissioner's loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

     Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below.

     Only a "well capitalized" (as defined in the statute as significantly exceeding each relevant minimum capital level) depository institutions may accept brokered deposits without prior regulatory approval. "Adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below.

     Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     Other. The federal banking agencies, including the FDIC, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards where such compensation would endanger the insured depository institution or would constitute an unsafe practice.

     The Bank is subject to examination by the FDIC and the Commissioner. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

     Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

      The Bank does not believe that these regulations have had or will have a material adverse effect on its current operations.

The Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act (the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. Certain provisions of the GLB Act were effective immediately upon signing; other provisions generally take effect between 120 days and 18 months following enactment.

     Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act (the "CRA") examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

     National banks remain limited in the scope of activities they may exercise directly within the bank, but an eligible national bank may have a financial subsidiary that exercises many of the expanded financial services authorized for a financial holding company. A national bank cannot engage in merchant banking either directly or through a subsidiary, but a financial holding company is authorized to have an affiliate company that engages in merchant banking.

     State banks may have financial subsidiaries that, upon meeting eligibility criteria, can engage in activities permitted for financial subsidiaries of national banks.

     Functional Regulation. The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies.
The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

     Insurance. The GLB Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

     Privacy. The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii) permits customers to prohibit ("opt-out") of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits "pretext" calling. The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms.

     Other. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. Also, the GLB Act obligates operators of automated teller machines ("ATMs") to provide notices to customers regarding surcharge practices. The GLB Act provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.


ITEM 2.   PROPERTIES

     At December 31, 1999, the Bank conducted its business from the headquarters office in Newton, North Carolina, and its ten other branch offices in Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle and Hiddenite, North Carolina. The Bank also has a stand alone ATM located in a retail establishment in Sherrills Ford. It operates training, mortgage loan administration, network systems, bank card and finance department operations in additional leased office space in Newton, Conover and Hickory. The following table sets forth certain information regarding the Bank's properties at December 31, 1999. Unless indicated otherwise, all properties are owned by the Bank.

          Corporate Office                                  Land Only
                                                            ---------
          218 South Main Avenue
          Newton, North Carolina 28658
                                                  2050 Catawba Valley Boulevard
          2619 North Main Avenue                  Hickory, North Carolina 28601
          Newton, North Carolina 28658
                                                  111 North Main Street
          510 East West Street                    Catawba, North Carolina 28609
          Newton, North Carolina 28658
          (proposed corporate center)

          213 1st Street, West
          Conover, North Carolina 28613                     Leased
                                                            ------

          3261 East Main Street                   310 10th Street NE
          Claremont, North Carolina 28610         Suite E 105-106
                                                  Conover, North Carolina 28613
          6125 Highway 16 South                   (network systems and training)
          Denver, North Carolina 28037
                                                  105A South Main Avenue
          5153 N.C. Highway 90E                   Newton, North Carolina 28658
          Hiddenite, North Carolina 28636         (bank card operation and finance)
                                                  department  facilities)
          200 Island Ford Road
          Maiden, North Carolina 28650            1333 2nd Street NE
                                                  Hickory, North Carolina 28601
          3310 Springs Road NE                    (permanent branch, mortgage loan
          Hickory, North Carolina 28601           administration and appraisal services
                                                  facilities)
          142 South Highway 16
          Denver, North Carolina 28037

          106 North Main Street
          Catawba, North Carolina 28609

ITEM 3.     LEGAL PROCEEDINGS

     In the opinion of management, the Bank is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Bank's shareholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this Item is set forth under the section captioned "Market for the Company's Common Equity and Related Shareholder Matters" on page A-17 of the Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation--The Company" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which table is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-4 to A-15 of the Annual Report, which section is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on page A-16 of the Annual Report, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages A-19 through A-41 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item is set forth in the section captioned "Change in Accountant" on page A-15 of the Annual Report, which section is incorporated herein by reference.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on pages 5 and 6 of the Proxy Statement and "Proposal 1 - Election of Directors - Executive Officers" on page 8 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 4 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Director Compensation" on page 7 and "- Management Compensation," " - Stock Benefit Plan," "-Employment Agreements," "- Incentive Compensation Plans," "- Profit Sharing and 401(k) Plans," and "- Discretionary Bonuses and Service Awards," on pages 8 through 15 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 4 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Indebtedness of and Transactions with Management" on page 16 of the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditors' Report

          (b) Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

          (c) Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997

          (d) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

          (e) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

          (f) Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

          (g)  Notes to Consolidated Financial Statements

14(a)2.   Financial Consolidated Statement Schedules

          All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements, with the exception of the report of KPMG LLP which is included as Exhibit 99 to this Form 10-K and incorporated herein by reference, regarding years prior to the year ended December 31, 1998.

14(a)3.   Exhibits

          Exhibit (3)(i)        Articles of Incorporation of Peoples Bancorp of
                                North Carolina, Inc., incorporated by reference to Exhibit (3)(I) to the Form 8A filed with the Securities and Exchange Commission on September
                                2, 1999

          Exhibit (3)(ii)       Bylaws of Peoples Bancorp of North Carolina,
                                Inc. incorporated by reference to Exhibit
                                (3)(II) to the Form 8A filed with the Securities and Exchange Commission on September 2, 1999

          Exhibit (4)           Specimen Stock Certificate, incorporated by
                                reference to Exhibit (4) to the Form 8A filed with the Securities and Exchange Commission on September 2, 1999

          Exhibit (10)(a)       Employment Agreement between Peoples Bank and
                                Tony W. Wolfe

          Exhibit (10)(b)       Employment Agreement between Peoples Bank and
                                Joseph F. Beaman, Jr.

          Exhibit (10)(c)       Employment Agreement between Peoples Bank and
                                Clifton A. Wike

          Exhibit (10)(d)       Employment Agreement between Peoples Bank and
                                William D. Cable

          Exhibit (10)(e)       Employment Agreement between Peoples Bank and
                                Lance A. Sellers

          Exhibit (10)(f)       Peoples Bancorp of North Carolina, Inc. Omnibus
                                Stock Ownership and Long Term Incentive Plan

          Exhibit (11)          Statement regarding Computation of Per Share
                                Earnings

          Exhibit (12)          Statement Regarding Computation of Ratios

          Exhibit (13)          1999 Annual Report of Peoples Bancorp of North
                                Carolina, Inc.

          Exhibit (21)          Subsidiaries of Peoples Bancorp of North
                                Carolina, Inc.

          Exhibit (27)          Financial Data Schedule

          Exhibit (99)          Report of KPMG LLP

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Peoples Bancorp of North Carolina, Inc.
                                    (Registrant)


                                    By:    /s/ Tony W. Wolfe
                                          --------------------------------------
                                          Tony W. Wolfe
                                          President and Chief Executive Officer

                                    Date: March 27, 2000
                                          --------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                      Title                                    Date
---------                                      -----                                    ----
 /s/ Tony W. Wolfe                 President and Chief Executive Officer            March 27, 2000
-----------------------------      (Principal Executive Officer)                    --------------
Tony W. Wolfe

 /s/ Robert C. Abernethy           Chairman of the Board and Director               March 24, 2000
-----------------------------                                                       --------------
Robert C. Abernethy

 /s/ Joseph F. Beaman, Jr.         Executive Vice President and Chief Financial     March 24, 2000
-----------------------------      Officer (Principal Financial and                 --------------
Joseph F. Beaman, Jr.              Principal Accounting Officer)


 /s/ James S. Abernethy            Director                                         March 24, 2000
-----------------------------                                                       --------------
James S. Abernethy

 /s/ Bruce R. Eckard               Director                                         March 23, 2000
-----------------------------                                                       --------------
Bruce R. Eckard

 /s/ John H. Elmore, Jr.           Director                                         March 23, 2000
-----------------------------                                                       --------------
John H. Elmore, Jr.

 /s/ Charles F. Murray             Director                                         March 23, 2000
-----------------------------                                                       --------------
Charles F. Murray

 /s/ Bobby E. Matthews             Director                                         March 24, 2000
-----------------------------                                                       --------------
Bobby E. Matthews

 /s/ Larry E. Robinson             Director                                         March 23, 2000
-----------------------------                                                       --------------
Larry E. Robinson

 /s/ Fred L. Sherrill, Jr.         Director                                         March 23, 2000
-----------------------------                                                       --------------
Fred L. Sherrill, Jr.

 /s/ Dan Ray Timmerman, Sr.        Director                                         March 23, 2000
-----------------------------                                                       --------------
Dan Ray Timmerman, Sr.

 /s/ Benjamin I. Zachary           Director                                         March 24, 2000
-----------------------------                                                       --------------
Benjamin I. Zachary

                               INDEX TO EXHIBITS


Exhibit No.                             Description
-----------                             -----------

Exhibit (10)(a)     Employment Agreement between Peoples Bank and Tony W. Wolfe

Exhibit (10)(b)     Employment Agreement between Peoples Bank and Joseph F.
                    Beaman, Jr.

Exhibit (10)(c)     Employment Agreement between Peoples Bank and Clifton A.
                    Wike

Exhibit (10)(d)     Employment Agreement between Peoples Bank and William D.
                    Cable

Exhibit (10)(e)     Employment Agreement between Peoples Bank and Lance A.
                    Sellers

Exhibit (10)(f)     Peoples Bancorp of North Carolina, Inc. Omnibus Stock
                    Ownership and Long Term Incentive Plan

Exhibit (11)        Statement Regarding Computation of Per Share Earnings

Exhibit (12)        Statement Regarding Computation of Ratios

Exhibit (13)        1999 Annual Report of Peoples Bancorp of North Carolina,
                    Inc.

Exhibit (21)        Subsidiaries of Peoples Bancorp of North Carolina, Inc.

Exhibit (27)        Financial Data Schedule

Exhibit (99)        Report of KPMG LLP