Form 10-Q
period 2000-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2000-05-12
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2000
                                                 --------------

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________


                         Commission File Number 000-27205
                                                ---------


                     PEOPLES BANCORP OF NORTH CAROLINA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


             NORTH CAROLINA                               56-2132396
             --------------                               ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)
     ------------------------------

           218 SOUTH MAIN AVENUE
           NEWTON, NORTH CAROLINA                          28658
           ----------------------                          -----
  (Address of principal executive office)                (Zip Code)
  --------------------------------------                  --------

                                 (828) 464-5620
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90 days.         Yes  X        No
                                                   ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,218,950  SHARES  OF  COMMON  STOCK, NO PAR VALUE, OUTSTANDING AT MAY 12, 2000.
--------------------------------------------------------------------------------

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION                                       PAGE(S)

Item  1.    Financial  Statements

            Consolidated  Balance Sheets at March 31, 2000
            (Unaudited) and December 31, 1999                                  3

            Consolidated Statements of Income for the three months
            ended March 31, 2000 and March 31, 1999 (Unaudited)                4

            Consolidated  Statements of Comprehensive Income for the three
            months ended March 31, 2000 and March 31, 1999 (Unaudited)         5

            Consolidated  Statements of Cash Flows for the three months
            ended March 31, 2000  and  March  31,  1999  (Unaudited)         6-7

            Notes to Consolidated  Financial  Statements  (Unaudited)        8-9

Item  2.    Management's Discussion and Analysis of Financial Condition
            and  Results  of  Operations                                   10-12

Item  3.    Quantitative and Qualitative Disclosures About Market Risk        13


PART II  -  OTHER  INFORMATION


Item 1.     Legal Proceedings                                                 14

Item 2.     Changes in Securities and Use of Proceeds                         14

Item 3.     Defaults upon Senior Securities                                   14

Item 4.     Submission of Matters to a Vote of Security Holders               14

Item 5.     Other Information                                                 14

Item 6.     Exhibits and Reports on Form 8-K                                  14

Signatures                                                                    15


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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                   PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                                 Consolidated Balance Sheets


                                                     March 31,    December 31,
                 Assets                                2000           1999
                 ------                            -------------  -------------
                                                    (Unaudited)
Cash and due from banks                            $ 17,969,889     14,067,311
Federal funds sold                                    3,830,000      2,930,000
                                                   -------------  -------------
      Cash and cash equivalents                      21,799,889     16,997,311

Investment securities available for sale             62,169,268     62,498,359
Other investments                                     1,583,873      1,345,100
                                                   -------------  -------------
      Total securities                               63,753,141     63,843,459

Mortgage loans held for sale                            695,250      1,685,472
Loans, net                                          349,465,519    335,273,577

Premises and equipment, net                           9,319,494      9,342,582
Accrued interest receivable and other assets          5,851,799      5,292,453
                                                   -------------  -------------
      Total assets                                 $ 450,885,092   432,434,854
                                                   =============  =============

    Liabilities and Shareholders' Equity
    ------------------------------------

Deposits:
  Demand                                           $ 62,708,013     53,506,430
  Interest-bearing demand                            31,566,882     31,752,477
  Savings                                            80,280,702     77,556,576
  Time, $100,000 or more                             93,531,502     89,306,653
  Other time                                        125,892,351    124,512,233
                                                   -------------  -------------
    Total deposits                                  393,979,450    376,634,369

Demand notes payable to U.S. Treasury                 1,063,382      1,600,000
FHLB borrowings                                      14,428,571     14,500,000
Accrued interest payable and other liabilities        2,645,922      1,702,006
                                                   -------------  -------------
      Total liabilities                             412,117,325    394,436,375
                                                   -------------  -------------
Shareholders' equity:
  Preferred stock, no par value; authorized
    5,000,000 shares; no shares issued
    and outstanding                                           -              -
  Common stock, no par value; authorized
    20,000,000 shares; issued and outstanding
    3,218,950 shares in 2000 and 1999                36,411,571     31,729,462
    Retained earnings                                 3,484,301      7,189,417
  Accumulated other comprehensive income             (1,128,105)      (920,400)
                                                   -------------  -------------
      Total shareholders' equity                     38,767,767     37,998,479
                                                   -------------  -------------

      Total liabilities and shareholders' equity   $450,885,092    432,434,854
                                                   =============  =============

See  accompanying  notes  to  consolidated  financial  statements.

              PEOPLES  BANCORP  OF  NORTH  CAROLINA,  INC.  AND  SUBSIDIARY
                    Consolidated  Statements  of  Income  (Unaudited)

                    Three  months  ended  March  31,  2000  and  1999


                                                                         2000           1999
                                                                    ---------------  ----------
Interest Income:
     Interest and fees on loans                                     $     8,079,359  6,647,361
     Interest on federal funds sold                                          21,942     39,143
     Interest on investment securities:
          U.S. Treasury                                                      12,567     12,498
          U.S. Government agencies                                          670,112    555,946
          States and political subdivisions                                 254,859    240,532
          Other                                                              38,658     57,812
                                                                    ---------------  ----------

               Total interest income                                      9,077,497  7,553,292
                                                                    ---------------  ----------

Interest expense:
     Interest bearing demand deposits                                       110,253    101,476
     Savings deposits                                                       752,277    697,746
     Time deposits                                                        2,913,530  2,660,624
     FHLB borrowings                                                        221,790    183,908
     Other                                                                   17,212      9,634
                                                                    ---------------  ----------
               Total interest expense                                     4,015,062  3,653,388
                                                                    ---------------  ----------

               Net interest income                                        5,062,435  3,899,904


Provision for loan losses                                                   256,500          -
                                                                    ---------------  ----------

               Net interest income after provision for loan losses        4,805,935  3,899,904
                                                                    ---------------  ----------

Other income:
     Service charges                                                        371,446    299,740
     Other service charges and fees                                          94,732     75,298
     Gain (loss) on sale of securities                                            -    (34,824)
     Mortgage banking income                                                 89,909    328,354
     Insurance and brokerage commissions                                     26,500     28,808
     Miscellaneous                                                          280,050    204,266
                                                                    ---------------  ----------
          Total other income                                                862,637    901,642
                                                                    ---------------  ----------
Other expense:
     Salaries and employee benefits                                       2,221,395  1,775,143
     Occupancy                                                              591,834    537,727
     Other                                                                  979,719    907,123
                                                                    ---------------  ----------
          Total other expenses                                            3,792,948  3,219,993
                                                                    ---------------  ----------

          Income before income taxes                                      1,875,624  1,581,553

Income taxes                                                                606,000    507,400
                                                                    ---------------  ----------

          Net income                                                $     1,269,624  1,074,153
                                                                    ===============  ==========

Net income per share - basic                                        $          0.39       0.33
                                                                    ===============  ==========

Cash dividends declared per share                                   $          0.09       0.08
                                                                    ===============  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                    PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                  Consolidated Statements of Comprehensive Income (Unaudited)

                        Three months ended March 31,  2000  and  1999


                                                                     2000            1999
                                                                --------------  --------------

Net earnings                                                    $   1,269,624       1,074,153
                                                                --------------  --------------


     Other comprehensive income, net of tax:
       Unrealized gains (losses) on investment securities
         available for sale:
           Unrealized gains (losses) arising during the
             period, net of taxes of $(132,516) and
               $(256,206), respectively                              (207,705)       (401,575)


     Less reclassification adjustment for (gains) losses
       included in net earnings, net of taxes of $0
         and $(13,564), respectively                                        -          21,260
                                                                --------------  --------------
Other comprehensive income                                           (207,705)       (380,315)
                                                                --------------  --------------
Comprehensive income                                            $   1,061,919         693,838
                                                                ==============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                        PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                          Consolidated Statements of Cash Flows (Unaudited)

                              Three months ended March 31, 2000 and 1999


                                                                               2000          1999
                                                                           -------------  -----------
Cash flows from operating activities:
     Net earnings                                                          $  1,269,624    1,074,153
     Adjustments to reconcile net earnings to
          net cash provided (used) by operating activities:
          Depreciation, amortization and accretion                              189,971      260,891
          Provision for loan losses                                             256,500            -
          Loss (gain) on sale of investment securities                                -       34,824
          Loss (gain) on sale of mortgage loans                                  25,316       77,208
          Gain on sale of other real estate                                           -       (9,000)
          Change in:
                Other assets                                                   (315,250)    (296,373)
                Other liabilities                                               943,916     (261,911)
                Mortgage loans held for sale                                    964,907     (603,162)
                                                                           -------------  -----------

                         Net cash provided (used) by operating activities     3,334,984      294,630
                                                                           -------------  -----------

Cash flows from investing activities:
     Purchases of investment securities available-for-sale                   (1,558,733)  (6,960,625)
     Proceeds from calls and maturities of investment securities
        available for sale                                                    1,543,842    3,227,457
     Proceeds from sales of investment securities available for sale                  -    6,896,296
     Change in other investments                                               (238,773)     (78,700)
     Net change in loans                                                    (14,448,443)  (6,264,023)
     Purchase of premises and equipment                                        (274,704)    (525,736)
     Improvements to other real estate                                                -     (113,295)
     Proceeds from sale of other real estate                                          -       26,000
                                                                           -------------  -----------

                    Net cash used in investing activities                   (14,976,811)  (3,792,626)
                                                                           -------------  -----------

Cash flows from financing activities:
     Net change in deposits                                                  17,345,083    4,429,678
     Change in demand notes payable to U.S. Treasury                           (536,618)     869,461
     Net change in FHLB borrowings                                              (71,428)     (71,428)
     Cash dividends                                                            (292,632)    (263,369)
     Cash paid in lieu of fractional shares                                           -       (5,871)
                                                                           -------------  -----------

          Net cash provided by financing activities                          16,444,405    4,958,471
                                                                           -------------  -----------

Net change in cash and cash equivalents                                       4,802,578    1,460,475

Cash and cash equivalents at beginning of year                               16,997,311   17,754,077
                                                                           -------------  -----------

Cash and cash equivalents at end of year                                   $ 21,799,889   19,214,552
                                                                           =============  ===========

              PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                 Consolidated Statements of Cash Flows (Unaudited)

                    Three months ended March 31, 2000 and 1999

                                    (Continued)


Supplemental disclosures of cash flow information:
     Cash paid during the year for:
            Interest                                                       $  3,931,685    3,619,591
            Income taxes                                                   $          -            -
                                                                           =============  ===========
Noncash investing and financing activities:
     Change in net unrealized gain (loss) on investment
       securities available for sale, net of tax                           $   (207,705)    (380,315)
     Transfer of loans to other real estate                                $          -       35,000
                                                                           -------------  -----------

See  accompanying  notes  to  consolidated  financial  statements.

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)


(1)  Summary  of  Significant  Accounting  Policies
     ----------------------------------------------

     The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

     A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2000 Annual Meeting of Shareholders. The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the three months ended March 31, 2000 and 1999:

                                 2000         1999
                              -----------  ----------

Balance, beginning of period  $3,924,348   4,136,690
Provision for loan losses        256,500           -
Less:
     Charge-offs                (275,501)    (39,236)
     Recoveries                   16,872       8,548
                              -----------  ----------
           Net charge-offs      (258,629)    (30,688)
                              -----------  ----------

Balance, end of period        $3,922,219   4,106,002
                              ===========  ==========


(3)  Earnings  Per  Share
     --------------------

The Company is required to report earnings per common share on the fact of the statements of earnings with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share."

Stock options granted in 1999 have not been included in the computation of "diluted earnings per share" as the effect of inclusion would be antidilutive.

Therefore, since "basic earnings per share" and "diluted earnings per share" are the same for the three months ended March 31, 2000 and March 31, 1999, the Company has chosen to present the calculation of basic earnings per share as follows:

                                            Net Earnings   Common Share   Per Share
                                            (Numerator)    (Denominator)    Amount
                                           --------------  -------------  ----------
For the Three Months Ended March 31, 2000  $    1,269,624      3,218,950  $     0.39
For the Three Months Ended March 31, 1999  $    1,074,153      3,218,950  $     0.33

     On March 30, 2000, the Board of Directors of the Company approved a 10% stock dividend to be paid on April 24, 2000 to shareholders of record April 10, 2000. All per share amounts have been restated to reflect this stock dividend. Cash will be paid to shareholders in lieu of fractional shares.


(4)  Recent  Accounting  Pronouncements
     ----------------------------------

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative instruments at inception. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, but initial application of the Statement must be made at the beginning of the quarter. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. The Company believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Summary. Net income for the first quarter of 2000 was $1.3 million, an increase of $200,000 or 18% over the $1.1 million earned in the same period in 1999. Basic income per share for the quarter ended March 31, 2000 increased to $0.39 or 18% from $0.33 in the comparable period of 1999. Contributing significantly to these favorable results has been the active manner in which the Company's net interest margin has been managed. Annualized return on average assets was 1.17% for the first quarter 2000 compared to 1.06% for the same period in 1999, and annualized return on average shareholders' equity was 13.04% as of March 31, 2000 compared to 11.64% for the same period in 1999.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $5.1 million for the three months ended March 31, 2000 an increase of 30% over the $3.9 million earned in the same period in 1999. The increase over 1999 first quarter net interest income was attributable to an increase in the volume of average earning assets and an increase in the yield on earning assets, partially offset by an increase in the average rate on interest bearing liabilities.

     Interest income increased $1.5 million or 20% for the three months ended March 31, 2000 compared with the same period in 1999. The increase was due to an increase in the volume of average earning assets, which resulted from an increase in loan volume, as well as an increase in the yield on earning assets which is partially attributable to increases in the Bank's prime commercial lending rate.

     Interest expense increased $362,000 or 10% for the three months ended March 31, 2000 compared with the same period in 1999. The increase in interest expense was due to an increase in the cost of funds from 4.69% for the three months ended March 31, 1999 to 4.59% for the same period in 2000, combined with an increase in volume of interest bearing liabilities.

     Provision for Loan Losses. For the three months ended March 31, 2000 a contribution of $256,000 was made to the provision of loan losses compared to no contribution to the provision for loan losses for the three months ended March 31, 1999. The increase in the provision for loan losses reflects increased loan demand coupled with the alignment of allowance for loan losses with the Company's internal model.

     Non-Interest Income. Total non-interest income was $863,000 in the first quarter of 2000, a decrease of 4% from the $902,000 earned in the first quarter of 1999. Service charges on deposit accounts, which represent the largest single category of non-interest income, increased 24% to $371,000 for the first quarter of 2000 due to the growth in the deposit base coupled with an increase in service charges on deposits. Mortgage banking income decreased 73% to $90,000 in the first quarter of 2000 compared to $328,000 for the first quarter of 1999. The decrease in mortgage banking income was due to an increase in mortgage loan rates, which resulted in a decrease in mortgage loan applications, as well as a loss on mortgage loans sold in the secondary market. The Company had no securities gains or losses for the three months ended March 31, 2000 compared to a net loss on sale of securities of $35,000 for the three months ended March 31, 1999.

     Non-Interest Expense. Total non-interest expense was $3.8 million in the first quarter of 2000, an increase of 18% over the same period in 1999. The majority of this increase resulted from an increase of $446,000 or 25% in salary and employee benefits for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase reflects regular merit and promotional increases and an increase in the number of employees to service growth in the customer base as well as additional staffing in anticipation of future branching needs. Other non-interest expense increased $73,000 or 8% to $980,000 for the three months ended March 31, 2000 from $907,000 for the three months ended March 31, 1999. Occupancy expense increased 10% due to additional lease expense and depreciation for equipment purchased.

     Income Taxes. The Company reported income taxes of $606,000 and $507,000 for the first quarter ended March 31, 2000 and 1999, respectively. This represented an effective tax rate of 32% for the respective periods.

ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $62.2 million at March 31, 2000 compared to $62.5 million at December 31, 1999. Average investment securities for the three months ended March 31, 2000 amounted to $64.6 million compared to $60.6 million for the year ended December 31, 1999.

     Loans. At March 31, 2000, loans were $353.4 million compared to $339.2 million at December 31, 1999, an increase of 4%. This loan growth reflects a continuation of strong economic growth in the Catawba Valley region. Average loans represented 83% of total earning assets for the three months ended March 31, 2000, compared to 82% for the year ended December 31, 1999. Mortgage loans held for sale were $695,000 at March 31, 2000, a decrease of 59% from the December 31, 1999 balance of $1.7 million. The reduction in mortgage loans held for sale reflects a decrease in mortgage loan volume due to an increase in mortgage loan rates.

     Asset Quality. Non-performing assets totaled $2.8 million at March 31, 2000 or 0.61% of total assets, compared to $3.6 million or 1.05% of total assets at December 31, 1999. Non-accrual loans were $2.6 million at March 31, 2000, a decrease of $237,000 over non-accruals of $2.9 million at December 31, 1999. As a percentage of total loans outstanding, non-accrual loans were 0.74% at March 31, 2000 compared to 0.84% at December 31, 1999. Loans ninety days past due and still accruing amounted to $78,000 and $645,000 at March 31, 2000 and December 31, 1999, respectively. The allowance for loan losses at March 31, 2000 amounted to $3.9 million or 1.11% of total loans compared to $3.9 million or 1.16% of total loans at December 31, 1999.

     The decline in the ratio of allowance for loan losses as a percent of total loans reflects substantial loan growth in outstanding loans during recent months. Additionally, the reduction in the allowance for loans losses reflects changes in underwriting policies and management's belief that the allowance for loan losses adequately covers anticipated losses.

     Deposits. Total deposits at March 31, 2000 were $394.0 million, an increase of 5% over deposits of $376.6 million at December 31, 1999.
Certificates of deposit in amounts greater than $100,000 or more totaled $93.5 million at March 31, 2000, compared to $89.3 million at December 31, 1999. Most of these deposits are from long standing customers who reside or own businesses in the Company's primary service area, and therefore, are believed by the Company to be stable, and for all practicable purposes, no more rate sensitive than core deposits.

     Borrowed Funds. Federal Home Loan Bank borrowings were $14.4 million at March 31, 2000 compared to $14.5 million at December 31, 1999. The average balance of Federal Home Loan Bank borrowings for the three months ended March 31, 2000 was $14.5 million compared to $13.5 million for the year ended December 31, 1999. At March 31, 2000, Federal Home Loan Bank borrowings with maturities exceeding one year amounted to $10.4 million.

     Capital Structure. Shareholders' equity at March 31, 2000 was $38.8 million compared to $38.0 million at December 31, 1999. In addition, at March 31, 2000 and December 31, 1999, unrealized gains and losses in the available-for-sale securities portfolio amounted to a loss of $1.1 million and a loss of $920,000, respectively. Annualized return on average equity as of March 31, 2000 was 13.04% compared to 11.54% for the year ended December 31, 1999. Total dividends paid for the three months ended March 31, 2000 amounted to $293,000.

     Under the regulatory capital guidelines of the Federal Reserve System (the "Federal Reserve"), financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity less all intangible assets and goodwill. The Company's Tier I capital ratio was 10.88% and 10.99% at March 31, 2000 and December 31, 1999, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 11.96% and 12.11% at March 31, 2000 and December 31, 1999, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required by the Federal Reserve to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 9.07% and 9.21% at March 31, 2000 and December 31, 1999, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2000 and December 31, 1999.

     Liquidity. The Company's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Company responds to these needs is affected by the Company's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Company, and the ability to borrow funds from other sources. The Company's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta (FHLB) and The Bankers Bank, and is also able to purchase federal funds from other financial institutions. At March 31, 2000 the Bank had a $30 million line of credit with FHLB, with an outstanding balance of $14.4 million. The Company also has the ability to borrow up to $10 million through The Bankers Bank. At March 31, 2000 the Company had no outstanding borrowings with The Bankers Bank. The liquidity ratio for the Company, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 26.87% at March 31, 2000 and 26.70% at December 31, 1999.

ITEM  3.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2000 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

              Not  applicable


ITEM  5.      OTHER  INFORMATION

              Not  applicable


ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

              (a)     Exhibits

                      Exhibit  27  -  Financial  Data  Schedule

              (b)     Reports  on  Form  8-K

                      During the quarter ended March 31, 2000 the Company filed no reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Peoples Bancorp of North Carolina, Inc.



     May  12,  2000                 By:  /S/  Tony  W.  Wolfe
------------------------                ----------------------------------------
         Date                           Tony W. Wolfe
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




     May  12,  2000                 By:  /S/  Joseph  F.  Beaman,  Jr.
------------------------                ----------------------------------------
         Date                            Joseph  F.  Beaman,  Jr.
                                         Executive  Vice  President and Chief
                                         Financial Officer
                                         (Principal  Financial  and  Principal
                                         Accounting  Officer)