Form 10-Q
period 2000-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2000-08-14
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable  date.
3,218,714  SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT AUGUST 14, 2000.
--------------------------------------------------------------------------------

                                            INDEX

PART  I  -  FINANCIAL INFORMATION                                                    PAGE(S)
Item 1.     Financial Statements

            Consolidated Balance Sheets at June 30, 2000 (Unaudited) and
            December 31, 1999                                                             3

            Consolidated Statements of Income for the three months ended June 30,
            2000 and June 30, 1999 (Unaudited), and for the six months
            ended June 30, 2000 and June 30, 1999 (Unaudited)                             4

            Consolidated Statements of Comprehensive Income for the three months ended June 30, 2000 and June 30, 1999 (Unaudited), and for the six
            months ended June 30, 2000 and June 30, 1999 (Unaudited)                      5

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 2000 and June 30, 1999 (Unaudited)                                 6-7

            Notes to Consolidated Financial Statements (Unaudited)                      8-9

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                 10-13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                   14


PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings                                                            15

Item 2.     Changes in Securities and Use of Proceeds                                    15

Item 3.     Defaults upon Senior Securities                                              15

Item 4.     Submission of Matters to a Vote of Security Holders                          15

Item 5.     Other Information                                                            15

Item 6.     Exhibits and Reports on Form 8-K                                             16

Signatures                                                                               17

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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                   PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                                 Consolidated Balance Sheets

                                                     June 30,     December 31,
               Assets                                  2000           1999
               ------                              -------------  -------------
                                                    (Unaudited)
Cash and due from banks                            $ 15,956,878     14,067,311
Federal funds sold                                            -      2,930,000
                                                   -------------  -------------
      Cash and cash equivalents                      15,956,878     16,997,311

Investment securities available for sale             65,542,377     62,498,359
Other investments                                     2,183,873      1,345,100
                                                   -------------  -------------
      Total securities                               67,726,250     63,843,459

Mortgage loans held for sale                            770,076      1,685,472
Loans, net                                          369,354,472    335,273,577

Premises and equipment, net                           9,715,384      9,342,582
Accrued interest receivable and other assets          5,806,791      5,292,453
                                                   -------------  -------------
      Total assets                                 $469,329,851   432,434,854
                                                   =============  =============

    Liabilities and Shareholders' Equity
    -------------------------------------

Deposits:
  Demand                                           $ 58,694,354     53,506,430
  Interest-bearing demand                            31,922,842     31,752,477
  Savings                                            79,092,777     77,556,576
  Time, $100,000 or more                            104,330,080     89,306,653
  Other time                                        131,610,149    124,512,233
                                                   -------------  -------------
     Total deposits                                 405,650,202    376,634,369

Demand notes payable to U.S. Treasury                 1,600,000      1,600,000
Federal funds purchased                               5,140,000              -
FHLB borrowings                                      14,428,571     14,500,000
Accrued interest payable and other liabilities        2,714,457      1,702,006
                                                   -------------  -------------
      Total liabilities                             429,533,230    394,436,375
                                                   -------------  -------------
Shareholders' equity:
  Preferred stock, no par value; authorized
    5,000,000 shares; no shares issued
    and outstanding                                           -              -
  Common stock, no par value; authorized
    20,000,000 shares; issued and outstanding
    3,218,714 shares in 2000 and 2,926,318
    shares in 1999                                   36,407,798     31,729,462
  Retained earnings                                   4,504,610      7,189,417
  Accumulated other comprehensive income             (1,115,787)      (920,400)
                                                   -------------  -------------
      Total shareholders' equity                     39,796,621     37,998,479
                                                   -------------  -------------

      Total liabilities and shareholders' equity   $469,329,851    432,434,854
                                                   =============  =============

See accompanying notes to consolidated financial statements.

                              PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                                  Consolidated Statements of Income (Unaudited)


                                                      Three Months    Three Months    Six Months     Six Months
                                                         Ended            Ended          Ended          Ended
                                                     June 30, 2000    June 30, 1999  June 30, 2000  June 30, 1999
                                                    ----------------  -------------  -------------  --------------
Interest Income:
     Interest and fees on loans                     $      8,778,731      6,951,105     16,858,090     13,598,466
     Interest on federal funds sold                           32,175         60,931         54,117        100,074
     Interest on investment securities:
          U.S. Treasury                                        4,005         12,496         16,572         24,994
          U.S. Government agencies                           742,827        537,076      1,412,939      1,093,022
          States and political subdivisions                  247,872        241,843        502,730        482,375
          Other                                               32,178         48,937         70,836        106,749
                                                    ----------------  -------------  -------------  --------------

          Total interest income                            9,837,788      7,852,388     18,915,284     15,405,680
                                                    ----------------  -------------  -------------  --------------

Interest expense:
     Interest bearing demand deposits                        113,979        107,424        224,232        208,900
     Savings deposits                                        804,756        716,747      1,557,033      1,414,493
     Time deposits                                         3,223,419      2,585,154      6,136,949      5,245,778
     FHLB borrowings                                         220,660        178,394        442,449        362,302
     Other                                                    64,936         11,815         82,149         21,449
                                                    ----------------  -------------  -------------  --------------
          Total interest expense                           4,427,750      3,599,534      8,442,812      7,252,922
                                                    ----------------  -------------  -------------  --------------

          Net interest income                              5,410,038      4,252,854     10,472,472      8,152,758

Provision for loan losses                                    522,600              -        779,100              -
                                                    ----------------  -------------  -------------  --------------
          Net interest income after provision
           for loan losses                                 4,887,438      4,252,854      9,693,372      8,152,758
                                                    ----------------  -------------  -------------  --------------

Other income:
     Service charges                                         387,541        316,317        758,987        616,057
     Other service charges and fees                           88,252         68,858        182,984        144,157
     Gain (loss) on sale of securities                             -              -              -        (34,824)
     Mortgage banking income                                 144,236        201,541        234,145        529,895
     Insurance and brokerage commissions                      46,194         43,939         72,694         72,747
     Miscellaneous                                           474,949        237,813        754,999        442,079
                                                    ----------------  -------------  -------------  --------------
          Total other income                               1,141,172        868,468      2,003,809      1,770,111
                                                    ----------------  -------------  -------------  --------------
Other expense:
     Salaries and employee benefits                        2,191,907      1,787,555      4,413,302      3,562,698
     Occupancy                                               616,000        569,163      1,207,834      1,106,890
     Other                                                 1,232,322      1,077,315      2,212,040      1,984,439
                                                    ----------------  -------------  -------------  --------------
          Total other expenses                             4,040,229      3,434,033      7,833,176      6,654,027
                                                    ----------------  -------------  -------------  --------------

          Income before income taxes                       1,988,381      1,687,289      3,864,005      3,268,842

Income taxes                                                 646,200        541,900      1,252,200      1,049,300
                                                    ----------------  -------------  -------------  --------------

          Net income                                $      1,342,181      1,145,389      2,611,805      2,219,542
                                                    ================  =============  =============  ==============

Net income per share - basic                        $           0.42           0.36           0.81           0.69
                                                    ================  =============  =============  ==============

Cash dividends declared per share                   $           0.10           0.08           0.19           0.16
                                                    ================  =============  =============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                           PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                        Consolidated Statements of Comprehensive Income (Unaudited)


                                          Three Months     Three Months       Six Months       Six Months
                                             Ended             Ended             Ended            Ended
                                         June 30, 2000     June 30, 1999     June 30, 2000    June 30, 1999
                                       ----------------  ----------------  ---------------  ---------------
Net earnings                           $      1,342,181  $     1,145,389   $    2,611,805   $    2,219,542
                                       ----------------  ----------------  ---------------  ---------------
Other comprehensive income, net
of tax:
     Unrealized gains (losses) on
       investment securities
        available for sale:
            Unrealized gains
            (losses) arising during
             the period, net of
              taxes of $7,859,
              $(319,211), $(124,657)
                 and $(575,427),
                   respectively                  12,318         (500,345)        (195,387)        (901,920)

        Less reclassification
         adjustment for (gains)
          losses included in net
           earnings, net of taxes of
           $13,564
                                                      -                -                -           21,260
                                       ----------------  ----------------  ---------------  ---------------

Other comprehensive income                       12,318         (500,345)        (195,387)        (880,660)
                                       ----------------  ----------------  ---------------  ---------------

Comprehensive income                   $      1,354,499  $       645,044   $    2,416,418   $    1,338,882
                                       ================  ================  ===============  ===============

See  accompanying  notes  to  consolidated  financial  statements.

                    PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                       Consolidated Statements of Cash Flows (Unaudited)

                            Six months ended June 30, 2000 and 1999


                                                                       2000           1999
                                                                   -------------  ------------

Cash flows from operating activities:
  Net earnings                                                     $  2,611,805     2,219,542
  Adjustments to reconcile net earnings to
    net cash provided (used) by operating activities:
      Depreciation, amortization and accretion                          363,217       525,446
      Provision for loan losses                                         779,100             -
      Loss (gain) on sale of investment securities                            -        34,824
      Loss (gain) on sale of mortgage loans                              19,416       179,569
      Gain on sale of other real estate                                   2,950        28,263
       Change in:
            Other assets                                               (190,835)     (224,501)
            Other liabilities                                         1,012,451      (367,514)
            Mortgage loans held for sale                                895,980     6,288,793
                                                                   -------------  ------------

            Net cash provided (used) by operating activities          5,494,084     8,684,422
                                                                   -------------  ------------

Cash flows from investing activities:
  Purchases of investment securities available-for-sale              (7,558,732)  (11,767,111)
  Proceeds from calls and maturities of investment securities
        available for sale                                            4,197,420     9,067,526
  Proceeds from sales of investment securities available for sale             -     7,125,196
  Change in other investments                                          (838,773)      150,200
  Net change in loans                                               (34,859,996)  (20,732,812)
  Purchase of premises and equipment                                   (965,066)     (978,513)
  Improvements to other real estate                                           -      (194,496)
  Proceeds from sale of other real estate                                24,500       316,442
                                                                   -------------  ------------

          Net cash used in investing activities                     (40,000,647)  (17,013,568)
                                                                   -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                             29,015,835    13,683,561
  Change in demand notes payable to U.S. Treasury                             -     1,818,729
  Net change in FHLB borrowings                                         (71,429)      (71,428)
  Net change in federal funds purchased                               5,140,000             -
  Cash dividends                                                       (614,503)     (526,737)
  Cash paid in lieu of fractional shares                                 (3,773)       (5,871)
                                                                   -------------  ------------

        Net cash provided by financing activities                    33,466,130    14,898,254
                                                                   -------------  ------------

Net change in cash and cash equivalents                              (1,040,433)    6,569,108

Cash and cash equivalents at beginning of year                       16,997,311    17,754,077
                                                                   -------------  ------------

Cash and cash equivalents at end of year                           $ 15,956,878    24,323,185
                                                                   =============  ============

                 PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows (Unaudited)

                        Six months ended June 30, 2000 and 1999

                                     (Continued)


Supplemental disclosures of cash flow information:
Cash paid during the year for:
      Interest                                             $   8,357,998   7,194,835
      Income taxes                                         $     829,000     500,000
                                                           =============  ==========
Noncash investing and financing activities:
       Change in net unrealized gain (loss) on investment
               securities available for sale, net of tax   $    (195,387)   (880,660)
       Transfer of loans to other real estate              $           -     204,719
                                                           -------------  ----------

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

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the six months ended June 30, 2000 and 1999:

                                 2000         1999
                              -----------  ----------
Balance, beginning of period  $3,924,348   4,136,690
Provision for loan losses        779,100           -
Less:
  Charge-offs                   (430,212)   (160,601)
  Recoveries                      31,444      48,576
                              -----------  ----------
    Net charge-offs             (398,768)   (112,025)
                              -----------  ----------

Balance, end of period        $4,304,680   4,024,665
                              ===========  ==========



(3)  Earnings  Per  Share
     --------------------

     The Company is required to report earnings per common share on the face of the statements of earnings with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share."

     Stock options granted in 1999 have not been included in the computation of "diluted earnings per share" as the effect of inclusion would be antidilutive. Therefore, since "basic earnings per share" and "diluted earnings per share" are the same for the six months ended June 30, 2000 and June 30, 1999, the Company has chosen to present the calculation of basic earnings per share as follows:

                                         Net Earnings   Common Share   Per Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------
For the Six Months Ended June 30, 2000  $    2,611,805      3,218,714  $     0.81
For the Six Months Ended June 30, 1999  $    2,219,542      3,218,714  $     0.69

     All per share amounts have been restated to reflect a 10% stock dividend paid on April 24, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Summary. Net income for the second quarter of 2000 was $1.3 million, an increase of $197,000 or 17% over the $1.1 million earned in the same period in 1999. Basic income per share for the quarter ended June 30, 2000 increased to $0.42 or 17% from $0.36 in the comparable period of 1999. Contributing significantly to these favorable results has been the active manner in which the Company's net interest margin has been managed. Annualized return on average assets was 1.18% for the three months ended June 30, 2000 compared to 1.11% for the same period in 1999, and annualized return on average shareholders' equity was 13.90% versus 12.58%, respectively.

     Net income for the six months ended June 30, 2000 was $2.6 million, an increase of 18% over the $2.2 million earned in the first six months of 1999. Basic net income per share for this period increased 18% to $0.81 from $0.69 for the six months ended June 30, 1999. The strong growth in net income resulted from a 28% increase in net interest income. Annualized return on average assets was 1.17% for the first six months of 2000 compared to 1.09% for the same period in 1999, and annualized return on average shareholders' equity was 13.03% versus 11.75%, respectively.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $5.4 million for the three months ended June 30, 2000 an increase of 27% over the $4.3 million earned in the same period in 1999. The increase over 1999 second quarter net interest income was primarily attributable to an increase in the volume of average earning assets coupled with an increase in the net yield on earning assets.

     Interest income increased $2.0 million or 25% for the three months ended June 30, 2000 compared with the same period in 1999. The increase was due to an increase in the volume of earning assets, which resulted from an increase in loan volume, as well as an increase in the yield on earning assets which is partially attributable to increases in the Bank's prime commercial lending rate.

     Interest expense increased $828,000 or 23% for the three months ended June 30, 2000 compared with the same period in 1999. The increase in interest expense was due to an increase in the cost of funds to 4.96% for the three months ended June 30, 2000 from 4.48% for the same period in 1999, combined with an increase in volume of interest bearing liabilities.

     Net interest income for the six month period ended June 30, 2000 was $10.5 million, an increase of 28% over net interest income of $8.2 million for the six months ended June 30, 1999. This increase was attributed to the increase in the volume of average earning assets to $425.3 million in the six months ended June 30, 2000 from $387.7 million in the same period in 1999, combined with an increase in the annualized tax equivalent net yield on earning assets to 5.06% for the six months ended June 30, 2000 from 4.33% for the six months ended June 30, 1999.

     Interest income increased $3.5 million or 23% for the six months ended June 30, 2000 compared to the same period in 1999. The increase was due to an increase in the volume of average earning assets combined with an increase in the yield on average earning assets. Average loans increased 11% to $355.4 million, while average investment securities available for sale increased 10% to $65.7 million in the six months ended June 30, 2000 compared to the same period in 1999. All other interest-earning assets including federal funds sold decreased to an average of $4.2 million in the six months ended June 30, 2000 from $7.8 million in the same period in 1999. The yield on average earning assets increased to 9.04% for the six months ended June 30, 2000 from 8.07% for the six months ended June 30, 1999.

     Interest expense increased 16% to $8.4 million in the six months ended June 30, 2000 compared to $7.3 million for the corresponding period in 1999. The increase resulted from an increase in the volume of interest bearing liabilities coupled with an increase in the average rate paid on interest bearing liabilities. Average interest bearing liabilities increased 10% to $350.7 million for the six months ended June 30, 2000 from $319.9 million for the six months ended June 30, 1999. This increase is primarily attributable to the increase in average interest bearing deposits to $333.8 million in the six months ended June 30, 2000 from $305.4 million in the same period in 1999. The average rate paid on interest bearing liabilities increased to 4.83% for the six months ended June 30, 2000 from 4.53% for the six months ended June 30, 1999.

     Provision for Loan Losses. For the three months ended June 30, 2000 a contribution of $523,000 was made to the provision for loan losses compared to no contribution to the provision for loan losses for the three months ended June 30, 1999. The increase in the provision for loan losses reflects management's decision to accelerate the Bank's contribution to the allowance for loan losses as a cautionary approach to address any possibility of an economic downturn in the regional economy.

     For the six months ended June 30, 2000 a contribution of $779,000 was made to the provision for loan losses compared to no contribution to the provision for loan losses for the six months ended June 30, 1999. The increase in the provision for loan losses reflects management's decision to accelerate the Bank's contribution to the allowance for loan losses as a cautionary approach to address any possibility of an economic downturn in the regional economy.

     Non-Interest Income. Total non-interest income was $1.1 million in the second quarter of 2000, an increase of 31% over the $868,000 earned in the second quarter of 1999. Service charges on deposit accounts increased 23% to $388,000 for the second quarter of 2000 due to the growth in the deposit base coupled with an increase in service charges on deposits. Miscellaneous non-interest income increased 100% to $475,000 for the three months ended June 30, 2000. The increase is primarily attributable to a gain on the sale of a commercial loan during second quarter 2000. Mortgage banking income decreased 28% to $144,000 in the second quarter of 2000 compared to $202,000 for the second quarter of 1999. The decrease in mortgage banking income was due to an increase on mortgage loan rates, which resulted in a decrease in mortgage loan applications.

     Total non-interest income was $2.0 million for the six months ended June 30, 2000, an increase of 13% over the $1.8 million earned in the same period of 1999. Service charges on deposit accounts increased 23% to $759,000 for the six months ended June 30, 2000 due to the growth in the deposit base coupled with an increase in service charges on deposits. Mortgage banking income decreased 56% to $234,000 in the six months ended June 30, 2000 from $530,000 for the six months ended June 30, 1999 due to an increase on mortgage loan rates, which resulted in a decrease in mortgage loan applications. The Company reported no securities gains or losses in the first six months of 2000 compared to a net loss of $35,000 in the first six months of 1999. Miscellaneous non-interest income increased 71% to $755,000 for the six months ended June 30, 2000 from $442,000 for the six months ended June 30, 1999. This increase is attributable to a gain on the sale of a commercial loan, growth in the Bank's credit card portfolio, and increased income from check printing activities.

     Non-Interest Expense. Total non-interest expense was $4.0 million in the second quarter of 2000, an increase of 18% over the same period in 1999. The majority of this increase was a result of a 23% increase in salary and employee benefits reflecting regular merit and promotional increases, increased funding of the Bank's incentive plan, and an increase in the number of employees to service growth in the customer base as well as additional staffing in anticipation of future branching needs. Occupancy expense increased 8% due to additional leased space and depreciation for equipment purchased.

     Total non-interest expense was $7.8 million in the six months ended June 30, 2000, an increase of 18% over the same period in 1999. The majority of this increase was a result of a 24% increase in salary and employee benefits reflecting regular merit and promotional increases, increased funding of the Bank's incentive plan, and an increase in the number of employees to service new branches and growth in the customer base as well as additional staffing in anticipation of future branching needs. Occupancy expense increased 9% due to additional leased space and depreciation for equipment purchased. Other non-interest expenses increased 11% or $228,000 as a result of the added expense of serving a larger customer base.

     Income Taxes. The Bank reported income taxes of $646,000 and $542,000 for the second quarters of 2000 and 1999, respectively. This represented effective tax rates of 32% for the respective periods.

     The Bank reported income taxes of $1.3 million and $1.1 million for the six-month periods ending June 30, 2000 and 1999, respectively. This represented effective tax rates of 32% for the respective periods.


ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $65.5 million at June 30, 2000 compared to $62.5 million at December 31, 1999. Average investment securities for the six months ended June 30, 2000 amounted to $65.7 million compared to $59.5 million for the year ended December 31, 1999.

     Loans. At June 30, 2000, total loans amounted to $373.7 million compared to $339.2 million at December 31, 1999, an increase of 10%. This loan growth reflects a continuation of strong economic growth in the Catawba Valley region. Average loans represented 84% of total earning assets for the six months ended June 30, 2000, compared to 82% for the year ended December 31, 1999. Mortgage loans held for sale were $770,000 at June 30, 2000, a decrease of 54% from the December 31, 1999 balance of $1.7 million. The reduction in mortgage loans held for sale reflects a decrease in mortgage loan volume due to an increase in mortgage loan rates.

     Asset Quality. Non-performing assets totaled $3.1 million at June 30, 2000 or 0.65% of total assets, compared to $3.6 million at December 31, 1999 and $4.2 million at June 30, 1999, or 0.99% and 1.01% of total assets, respectively. Non-accrual loans were $2.7 million at June 30, 2000, a decrease of $184,000 from non-accruals of $2.9 million at December 31, 1999. As a percentage of total loans outstanding, non-accrual loans were 0.71% at June 30, 2000 compared to 0.84% at December 31, 1999. Loans ninety days past due and still accruing amounted to $362,000 and $645,000 at June 30, 2000 and December 31, 1999,
respectively. The allowance for loan losses at June 30, 2000 amounted to $4.3 million or 1.15% of total loans compared to $3.9 million or 1.16% of total loans at December 31, 1999, and $4.0 million or 1.25% of total loans at June 30, 1999.

     Deposits. Total deposits at June 30, 2000 were $405.7 million, an increase of 8% over deposits of $376.6 million at December 31, 1999. Certificates of deposit in amounts greater than $100,000 or more totaled $104.3 million at June 30, 2000, compared to $89.3 million at December 31, 1999. The majority of these deposits are from long standing customers who reside or own businesses in the Bank's primary service area, and therefore, are believed by the Bank to be stable, and for all practicable purposes, no more rate sensitive than core deposits.

     Borrowed Funds. Federal Home Loan Bank borrowings were $14.4 million at June 30, 2000 compared to $14.5 million at December 31, 1999. The average balance of Federal Home Loan Bank borrowings for the six months ended June 30, 2000 was $14.3 million compared to $13.5 million for the year ended December 31, 1999. At June 30, 2000, Federal Home Loan Bank borrowings with maturities exceeding one year amounted to $12.4 million. Federal funds purchased amounted to $5.1 million as of June 30, 2000. The Company had no federal funds purchased as of December 31, 1999 or June 30, 1999. The increase in federal funds purchased reflects a continued increase in loan demand.

     Capital Structure. Shareholders' equity at June 30, 2000 was $39.8 million compared to $38.0 million at December 31, 1999. In addition, at June 30, 2000 and December 31, 1999, unrealized gains and losses, net of taxes, in the available-for-sale securities portfolio amounted to a loss of $1.1 million and a loss of $920,000, respectively. Annualized return on average equity for the six months ended June 30, 2000 was 13.03% compared to 11.54% for the year ended December 31, 1999. Total cash dividends paid as of June 30, 2000 amounted to $615,000 an increase of 17% compared to total cash dividends of $527,000 paid for the first six months of 1999.

     Under the regulatory capital guidelines of the Federal Reserve System (the "Federal Reserve"), financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity less all intangible assets and goodwill. The Company's Tier I capital ratio was 10.39% and 10.99% at June 30, 2000 and December 31, 1999, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 11.51% and 12.11% at June 30, 2000 and December 31, 1999, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required by the Federal Reserve to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 8.77% and 9.21% at June 30, 2000 and December 31, 1999, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2000 and December 31, 1999.

     Liquidity. The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources. The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta (FHLB) and The Bankers Bank, and is also able to purchase federal funds from other financial institutions. At June 30, 2000 the Bank had a $30 million line of credit with the FHLB, with an outstanding balance of $14.4 million. The Bank also has the ability to borrow up to $10 million through The Bankers Bank. At June 30, 2000, the Bank had $5.1 million in federal funds purchased with The Bankers Bank. The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 23.10% at June 30, 2000 and 26.70% at December 31, 1999. The decrease in the Bank's liquidity ratio reflects strong loan demand prevalent in the Bank's area.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2000 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             Not  applicable


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

            (a)     Annual  Shareholders'  Meeting  -  May  4,  2000

            (b) Directors elected at the meeting are as follows: Robert C. Abernethy, James S. Abernethy, and Larry E. Robinson.

                    Continuing directors include: Bruce R. Eckard, B. E. Matthews, Dan Ray Timmerman, Sr., Benjamin I. Zachary, John H. Elmore, Jr., Charles F. Murray, and
                    Fred  L.  Sherrill,  Jr.

            (c) At the May 4, 2000 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

                    Election of Directors - The following directors were elected for a term of three years.

                                                 Vote For     Withhold Authority
                                                 ---------    ------------------
                    Robert C. Abernethy          2,672,659         12,667
                    James S. Abernethy           2,672,716         12,610
                    Larry E. Robinson            2,672,716         12,610

                    Ratification of appointment of Independent Public Accountants - Porter Keadle Moore LLP

                    Votes For - 2,674,920, Votes Against - 900, Votes Abstained - 9,506

            (d)     Not  applicable


ITEM  5.    OTHER  INFORMATION

            Not  applicable

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

            (a)     Exhibits

                    Exhibit  27  -  Financial  Data  Schedule

            (b)     Reports  on  Form  8-K

                    The Company filed a Form 8-K on April 4, 2000, announcing plans to issue a 10% stock dividend to be distributed on April 24, 2000 to shareholders of record on April 10, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Peoples Bancorp of North Carolina, Inc.




       August  14, 2000            By:   /S/  Tony  W.  Wolfe
       ----------------                  -------------------------------------
             Date                        Tony  W.  Wolfe
                                         President and Chief Executive Officer
                                         (Principal  Executive  Officer)



       August  14, 2000            By:   /S/  Joseph  F.  Beaman,  Jr.
       ----------------                  -------------------------------------
             Date                        Joseph  F.  Beaman,  Jr.
                                         Executive  Vice  President and Chief
                                         Financial Officer
                                         (Principal Financial and Principal
                                         Accounting  Officer)