Form 10-Q
period 2000-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2000-11-13
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to ________________


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
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

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

3,218,714  SHARES  OF  COMMON  STOCK,  NO PAR VALUE, OUTSTANDING AT NOVEMBER 10,
--------------------------------------------------------------------------------
2000.
-----

                                                INDEX

PART  I  -  FINANCIAL  INFORMATION                                                   PAGE(S)
Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 2000 (Unaudited)
          and December 31, 1999                                                          3

          Consolidated Statements of Income for the three months ended September
          30, 2000 and September 30, 1999 (Unaudited), and for the nine months
          ended September 30, 2000 and September 30, 1999 (Unaudited)                    4

          Consolidated Statements of Comprehensive Income for the three months ended September 30, 2000 and September 30, 1999 (Unaudited), and for
          the nine months ended September 30, 2000 and September 30, 1999
          (Unaudited)                                                                    5

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 and September 30, 1999 (Unaudited)                         6-7

          Notes to Consolidated Financial Statements (Unaudited)                        8-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    10-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    14

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                             15

Item 2.   Changes in Securities and Use of Proceeds                                     15

Item 3.   Defaults upon Senior Securities                                               15

Item 4.   Submission of Matters to a Vote of Security Holders                           15

Item 5.   Other Information                                                             15

Item 6.   Exhibits and Reports on Form 8-K                                              15

Signatures                                                                              16

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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                   September 30,   December 31,
                  Assets                               2000            1999
------------------------------------------------  ---------------  -------------
                                                    (Unaudited)
Cash and due from banks                           $   13,331,839     14,067,311
Federal funds sold                                    11,700,000      2,930,000
                                                  ---------------  -------------
  Cash and cash equivalents                           25,031,839     16,997,311

Investment securities available for sale              64,659,940     62,498,359
Other investments                                      2,183,873      1,345,100
                                                  ---------------  -------------
  Total securities                                    66,843,813     63,843,459

Mortgage loans held for sale                           1,006,535      1,685,472
Loans, net                                           383,517,317    335,273,577

Premises and equipment, net                           10,621,336      9,342,582
Accrued interest receivable and other assets           6,156,911      5,292,453
                                                  ---------------  -------------
      Total assets                                $  493,177,751    432,434,854
                                                  ===============  =============

    Liabilities and Shareholders' Equity
-----------------------------------------------

Deposits:
  Demand                                          $   50,870,570     53,506,430
  Interest-bearing demand                             33,321,874     31,752,477
  Savings                                             79,582,419     77,556,576
  Time, $100,000 or more                             120,442,421     89,306,653
  Other time                                         145,214,291    124,512,233
                                                  ---------------  -------------
    Total deposits                                   429,431,575    376,634,369
Demand notes payable to U.S. Treasury                  1,337,826      1,600,000
Federal funds purchased                                       --             --
FHLB borrowings                                       17,357,143     14,500,000
Accrued interest payable and other liabilities         3,516,008      1,702,006
                                                  ---------------  -------------
      Total liabilities                              451,642,552    394,436,375
                                                  ---------------  -------------
Shareholders' equity:
  Preferred stock, no par value; authorized
    5,000,000 shares; no shares issued
    and outstanding                                           --             --
  Common stock, no par value; authorized
    20,000,000 shares; issued and outstanding
    3,218,714 shares in 2000 and 2,926,318
    shares in 1999                                    36,407,798     31,729,462
  Retained earnings                                    5,568,619      7,189,417
  Accumulated other comprehensive income                (441,218)      (920,400)
                                                  ---------------  -------------
      Total shareholders' equity                      41,535,199     37,998,479
                                                  ---------------  -------------

      Total liabilities and shareholders' equity  $  493,177,751    432,434,854
                                                  ===============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                                     PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                                          Consolidated Statements of Income (Unaudited)


                                                   Three Months         Three Months        Nine Months         Nine Months
                                                       Ended                 Ended              Ended               Ended
                                                 September 30, 2000   September 30, 1999  September 30, 2000  September 30, 1999
                                                 -------------------  ------------------  ------------------  ------------------
  Interest and fees on loans                     $        9,638,520           7,191,247           26,496,610         20,789,713
  Interest on federal funds sold                             65,906             138,526              120,023            238,599
  Interest on investment securities:
    U.S. Treasury                                                --              12,566               16,572             37,561
    U.S. Government agencies                                767,005             550,754            2,179,944          1,643,777
    States and political subdivisions                       239,858             242,475              742,588            724,849
    Other                                                    42,638              53,482              113,474            160,231
                                                 -------------------  ------------------  ------------------  ------------------

      Total interest income                              10,753,927           8,189,050           29,669,211         23,594,730
                                                 -------------------  ------------------  ------------------  ------------------

Interest expense:
  Interest bearing demand deposits                          115,592             110,173              339,824            319,073
  Savings deposits                                          838,504             741,832            2,395,537          2,156,325
  Time deposits                                           3,922,412           2,606,259           10,059,361          7,852,037
  FHLB borrowings                                           265,217             185,576              707,666            547,878
  Other                                                      33,971              12,062              116,119             33,511
                                                 -------------------  ------------------  ------------------  ------------------
    Total interest expense                                5,175,696           3,655,902           13,618,507         10,908,824
                                                 -------------------  ------------------  ------------------  ------------------

    Net interest income                                   5,578,231           4,533,148           16,050,704         12,685,906

Provision for loan losses                                   640,000              25,000            1,419,100             25,000
                                                 -------------------  ------------------  ------------------  ------------------
    Net interest income after provision
      for loan losses                                     4,938,231           4,508,148           14,631,604         12,660,906
                                                 -------------------  ------------------  ------------------  ------------------

Other income:
  Service charges                                           403,461             353,936            1,162,447            969,993
  Other service charges and fees                             92,831              75,651              275,815            219,807
  Gain (loss) on sale of securities                        (483,472)                --              (483,472)           (34,824)
  Mortgage banking income                                  (155,092)            138,162               79,054            668,057
  Insurance and brokerage commissions                        42,364              28,507              115,058            101,254
  Miscellaneous                                             968,064             269,610            1,723,062            711,689
                                                 -------------------  ------------------  ------------------  ------------------
    Total other income                                      868,156             865,866            2,871,964          2,635,976
                                                 -------------------  ------------------  ------------------  ------------------
Other expense:
  Salaries and employee benefits                          2,317,036           2,095,619            6,730,338          5,658,317
  Occupancy                                                 653,340             563,251            1,861,174          1,670,141
  Other                                                     760,831           1,062,562            2,972,871          3,047,000
                                                 -------------------  ------------------  ------------------  ------------------
    Total other expenses                                  3,731,207           3,721,432           11,564,383         10,375,458
                                                 -------------------  ------------------  ------------------  ------------------

    Income before income taxes                            2,075,180           1,652,582            5,939,185          4,921,424

Income taxes                                                689,300             525,600            1,941,500          1,574,900
                                                 -------------------  ------------------  ------------------  ------------------

    Net income                                   $        1,385,880           1,126,982            3,997,685          3,346,524
                                                 ===================  ==================  ==================  ==================

Net income per share - basic                     $             0.43                0.35                 1.24               1.04
                                                 ===================  ==================  ==================  ==================

Cash dividends declared per share                $             0.10                0.08                 0.29               0.25
                                                 ===================  ==================  ==================  ==================

See  accompanying  notes  to  consolidated  financial  statements.

                               PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                             Consolidated Statements of Comprehensive Income (Unaudited)


                                      Three Months          Three Months         Nine Months         Nine Month
                                          Ended                Ended                Ended               Ended
                                   September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                 --------------------  --------------------  ------------------  --------------------
Net earnings                     $          1,385,880  $         1,126,982   $       3,997,685             3,346,524
                                 --------------------  --------------------  ------------------  --------------------
Other comprehensive
  income, net of tax:
  Unrealized gains (losses) on
  investment securities
  available for sale:
    Unrealized gains
    (losses) arising during
    the period, net of
    taxes of $242,064,
    $(249,024), $117,407
    and $(824,450),
    respectively                              379,410             (390,319)            184,022            (1,292,238)

  Less reclassification
  adjustment for (gains)
  losses included in net
  earnings, net of taxes of
  $188,312, $0, $188,312,
  and $13,564,
  respectively                                295,160                   --             295,160                21,260
                                 --------------------  --------------------  ------------------  --------------------

Other comprehensive income                    674,570             (390,319)            479,182            (1,270,978)
                                 --------------------  --------------------  ------------------  --------------------

Comprehensive income             $          2,060,450  $           736,663   $       4,476,867   $         2,075,546
                                 ====================  ====================  ==================  ====================

See  accompanying  notes  to  consolidated  financial  statements.

               PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                  Consolidated Statements of Cash Flows (Unaudited)

                    Nine months ended September 30, 2000 and 1999


                                                                       2000           1999
                                                                   -------------  ------------
Cash flows from operating activities:
  Net earnings                                                     $  3,997,685     3,346,524
    Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
      Depreciation, amortization and accretion                        1,212,026       765,900
      Provision for loan losses                                       1,419,100        25,000
      Loss (gain) on sale of investment securities                      483,472        34,824
      Loss (gain) on sale of mortgage loans                             293,520       287,139
      Loss (gain) on sale of premises and equipment                  (1,329,736)           --
      Loss (gain) on sale of other real estate                            2,950        36,149
      Change in:
        Other assets                                                 (1,541,866)     (133,785)
        Other liabilities                                             1,814,002       149,990
        Mortgage loans held for sale                                    385,418     5,940,374
                                                                   -------------  ------------

          Net cash provided (used) by operating activities            6,736,571    10,452,115
                                                                   -------------  ------------

Cash flows from investing activities:
  Purchases of investment securities available-for-sale             (25,526,829)  (19,521,841)
  Proceeds from calls and maturities of investment securities
    available for sale                                                5,548,216    11,101,803
  Proceeds from sales of investment securities available for sale    18,129,483     7,125,196
  Change in other investments                                          (838,773)      150,200
  Net change in loans                                               (49,662,841)  (21,322,539)
  Purchase of premises and equipment                                 (2,702,828)   (1,748,854)
  Proceeds from sale of premises and equipment                        1,875,000            --
  Improvements to other real estate                                          --      (239,944)
  Proceeds from sale of other real estate                                24,500       498,994
                                                                   -------------  ------------

          Net cash used in investing activities                     (53,154,072)  (23,956,985)
                                                                   -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                             52,797,208    16,789,428
  Change in demand notes payable to U.S. Treasury                      (262,174)    1,606,147
  Net change in FHLB borrowings                                       2,857,143      (142,857)
  Cash dividends                                                       (936,375)     (790,106)
  Cash paid in lieu of fractional shares                                 (3,773)       (5,871)
                                                                   -------------  ------------

          Net cash provided by financing activities                  54,452,029    17,456,741
                                                                   -------------  ------------

Net change in cash and cash equivalents                               8,034,528     3,951,871

Cash and cash equivalents at beginning of year                       16,997,311    17,754,077
                                                                   -------------  ------------

Cash and cash equivalents at end of year                           $ 25,031,839    21,705,948
                                                                   =============  ============

               PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                  Consolidated Statements of Cash Flows (Unaudited)

                    Nine months ended September 30, 2000 and 1999

                                     (Continued)


Supplemental  disclosures  of  cash  flow  information:
  Cash  paid  during  the  year  for:

    Interest                                                       $ 13,206,542    10,563,070
    Income taxes                                                   $  1,845,000       700,000
                                                                   =============  ============
Noncash investing and financing activities:
  Change in net unrealized gain (loss) on investment
    securities available for sale, net of tax                      $    479,182    (1,270,978)
  Transfer of loans to other real estate                           $         --       204,719
                                                                   -------------  ------------

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

(2)     Allowance  for  Loan  Losses
        ----------------------------

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2000 and 1999:

                                      2000         1999
                                 -------------  -----------
Balance,  beginning  of  period  $  3,924,348    4,136,690
Provision  for  loan  losses        1,419,100       25,000
Less:
  Charge-offs                        (755,165)    (180,556)
  Recoveries                           52,050       58,026
                                 -------------  -----------
    Net  charge-offs                 (703,115)    (122,530)
                                 -------------  -----------

Balance,  end  of  period        $  4,640,333    4,039,160
                                 =============  ===========

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

Stock options granted in 1999 have not been included in the computation of "diluted earnings per share" as the effect of inclusion would be antidilutive. Therefore, since "basic earnings per share" and "diluted earnings per share" are the same for the nine months ended September 30, 2000 and September 30, 1999, the Company has chosen to present the calculation of basic earnings per share as follows:

                                               Net Earnings  Common Share   Per Share
                                               (Numerator)   (Denominator)    Amount
                                              -------------  -------------  ---------
For the Nine Months Ended September 30, 2000  $   3,997,685      3,218,714  $    1.24
For the Nine Months Ended September 30, 1999  $   3,346,524      3,218,714  $    1.04

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Summary. Net income for the third quarter of 2000 was $1.4 million, an increase of $259,000 or 23% over the $1.1 million earned in the same period in 1999. Basic income per share for the quarter ended September 30, 2000 increased to $0.43 or 23% from $0.35 in the comparable period of 1999. Contributing significantly to these favorable results has been the active manner in which the Company's net interest margin has been managed as well as limited growth of non-interest expense. Annualized return on average assets was 1.15% for the three months ended September 30, 2000 compared to 1.07% for the same period in 1999, and annualized return on average shareholders' equity was 14.28% for the three months ended September 30, 2000 compared to 12.71% for the same period in 1999.

     Net income for the nine months ended September 30, 2000 was $4.0 million, an increase of 19% over the $3.3 million earned in the first nine months of 1999. Basic net income per share for this period increased 19% to $1.24 from $1.04 for the nine months ended September 30, 1999. The strong growth in net income resulted from a 27% increase in net interest income. Annualized return on average assets was 1.17% for the first nine months of 2000 compared to 1.08% for the same period in 1999, and annualized return on average shareholders' equity was 12.85% for the first nine months of 2000 compared to 11.59% for the same period in 1999.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $5.6 million for the three months ended September 30, 2000 an increase of 23% over the $4.5 million earned in the same period in 1999. The increase over 1999 third quarter net interest income was primarily attributable to an increase in the volume of average earning assets coupled with an increase in the net yield on earning assets.

     Interest income increased $2.6 million or 31% for the three months ended September 30, 2000 compared with the same period in 1999. The increase was due to an increase in the volume of earning assets, which resulted from an increase in loan volume, as well as an increase in the yield on earning assets which is partially attributable to increases in the Bank's prime commercial lending rate.

     Interest expense increased $1.5 million or 42% for the three months ended September 30, 2000 compared with the same period in 1999. The increase in interest expense was due to an increase in the cost of funds to 5.37% for the three months ended September 30, 2000 from 4.44% for the same period in 1999, combined with an increase in volume of interest bearing liabilities.

     Net interest income for the nine month period ended September 30, 2000 was $16.1 million, an increase of 27% over net interest income of $12.7 million for the nine months ended September 30, 1999. This increase was attributed to the increase in the volume of average earning assets to $436.1 million in the nine months ended September 30, 2000 from $391.7 million in the same period in 1999, combined with an increase in the annualized tax equivalent net yield on earning assets to 5.02% for the nine months ended September 30, 2000 from 4.46% for the nine months ended September 30, 1999.

     Interest income increased $6.1 million or 26% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was due to an increase in the volume of average earning assets combined with an increase in the yield on average earning assets. Average loans increased 13% to $365.1 million, while average investment securities available for sale increased 11% to $65.9 million in the nine months ended September 30, 2000 compared to the same period in 1999. The yield on average earning assets increased to 9.18% for the nine months ended September 30, 2000 from 8.18% for the nine months ended September 30, 1999. This increased yield is primarily attributable to increases in the Bank's prime commercial lending rate.

     Interest expense increased 25% to $13.6 million in the nine months ended September 30, 2000 compared to $10.9 million for the corresponding period in 1999. The increase resulted from an increase in the volume of interest bearing liabilities coupled with an increase in the average rate paid on interest bearing liabilities. Average interest bearing liabilities increased 12% to $361.3 million for the nine months ended September 30, 2000 from $322.2 million for the nine months ended September 30, 1999. This increase is primarily attributable to the increase in average interest bearing deposits to $343.6 million in the nine months ended September 30, 2000 from $307.7 million in the same period in 1999. The average rate paid on interest bearing liabilities increased to 5.02% for the nine months ended September 30, 2000 from 4.53% for the nine months ended September 30, 1999.

     Provision for Loan Losses. For the three months ended September 30, 2000 a contribution of $640,000 was made to the provision for loan losses compared to a $25,000 contribution to the provision for loan losses for the three months ended September 30, 1999. The increase in the provision for loan losses reflects management's decision to accelerate the Bank's contribution to the allowance for loan losses as a cautionary approach to address any possibility of an economic downturn in the regional economy. This contribution will also serve to better align the Bank among its peers with respect to the ratio of allowance for loan losses as a percent of total loans outstanding.

     For the nine months ended September 30, 2000 a contribution of $1,419,100 was made to the provision for loan losses compared to a contribution of $25,000 to the provision for loan losses for the nine months ended September 30, 1999. As previously mentioned, the increase in the provision for loan losses reflects management's decision to accelerate the Bank's contribution to the allowance for loan losses as a cautionary approach to address any possibility of an economic downturn in the regional economy.

     Non-Interest Income. Total non-interest income was $868,000 in the third quarter of 2000 compared to $866,000 earned in the third quarter of 1999. This limited growth in non-interest income reflects activity associated with the sale and anticipated disposal of fixed assets. During third quarter 2000, the Company sold its Peoples Bank Newton Main Office to the United States Postal Service. This transaction resulted in a net gain on the sale of capital assets that should enable the Company to improve future earnings by realizing short-term losses on the sale of certain available for sale securities and certain jumbo mortgage loans. During third quarter, the Company sold approximately $18.6 million of available for sale securities at a loss of $483,000. Proceeds from this sale were reinvested in higher yielding available for sale securities. Also sold were approximately $5.7 million of jumbo mortgage loans at a loss of $284,000. These proceeds will be reinvested in higher yielding loans.

     During fourth quarter 2000, the Company will be consolidating its corporate and support services into the new Peoples Bancorp Center. As a result of this move much of the Bank's existing Newton Main office, which currently serves as the Company's corporate headquarters, will be vacated. The Bank will lease its current home office from the United States Postal Service until construction of a new downtown Newton Office is completed in first quarter 2001.

     Total non-interest income was $2.9 million for the nine months ended September 30, 2000, an increase of 9% over the $2.6 million earned in the same period of 1999. Service charges on deposit accounts increased 20% to $1.2 million for the nine months ended September 30, 2000 due to the growth in the deposit base coupled with an increase in service charges on deposits. Mortgage banking income decreased to $79,000 for the nine months ended September 30, 2000 from $668,000 for the nine months ended September 30, 1999. This decrease is primarily attributable to the loss on sale of mortgage loans realized in third quarter 2000 coupled with an increase in mortgage loan rates, which resulted in a decrease in mortgage loan applications. The Company reported a securities loss of $483,000 in the first nine months of 2000 compared to a net loss of $35,000 in the first nine months of 1999. Miscellaneous non-interest income increased to $1.7 million for the nine months ended September 30, 2000 from $712,000 for the nine months ended September 30, 1999. This increase reflects the net gain on sale of capital assets associated with the sale of the Bank's Newton Main Office.

     Non-Interest Expense. Total non-interest expense was $3.7 million in the third quarter of 2000 and 1999. Salary and employee benefits increased 11% for the three months ended September 30, 2000 over the same period of 1999 due to merit and promotional increases, increased funding of the Bank's incentive plan, and an increase in the number of employees to service growth in the customer base as well as additional staffing in anticipation of future branching needs. Occupancy expense increased 16% due to additional leased space and depreciation for equipment purchased. The Company realized a reduction in other non-interest expenses in such categories as bank holding company formation expense, fraud/forgery expense, and consulting expense.

     Total non-interest expense was $11.6 million in the nine months ended September 30, 2000, an increase of 11% over the same period in 1999. The majority of this increase was a result of a 19% increase in salary and employee benefits reflecting regular merit and promotional increases, increased funding of the Bank's incentive plan, and an increase in the number of employees to service new branches and growth in the customer base as well as additional staffing in anticipation of future branching needs. Occupancy expense increased 11% due to additional leased space and depreciation for equipment purchased. Other non-interest expenses decreased 2% or $74,000.

     Income Taxes. The Bank reported income taxes of $689,000 and $526,000 for the third quarters of 2000 and 1999, respectively. This represented effective tax rates of 33% and 32% for the respective periods.

     The Bank reported income taxes of $1.9 million and $1.6 million for the nine-month periods ending September 30, 2000 and 1999, respectively. This represented effective tax rates of 33% and 32% for the respective periods.

ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $64.7 million at September 30, 2000 compared to $62.5 million at December 31, 1999. Average investment securities for the nine months ended September 30, 2000 amounted to $65.9 million compared to $59.5 million for the year ended December 31, 1999.

     Loans. At September 30, 2000, total loans amounted to $388.2 million compared to $339.2 million at December 31, 1999, an increase of 14%. This loan growth reflects a continuation of strong economic growth in the Catawba Valley region. Average loans represented 84% of total earning assets for the nine months ended September 30, 2000, compared to 82% for the year ended December 31, 1999. Mortgage loans held for sale were $1.0 million at September 30, 2000, a decrease of 40% from the December 31, 1999 balance of $1.7 million. The reduction in mortgage loans held for sale reflects a decrease in mortgage loan volume due to an increase in mortgage loan rates.

     Asset Quality. Non-performing assets totaled $3.7 million at September 30, 2000 or 0.74% of total assets, compared to $3.6 million at December 31, 1999 and $4.5 million at September 30, 1999, or 0.99% and 1.07% of total assets, respectively. Non-accrual loans were $3.5 million at September 30, 2000, an increase of $629,000 from non-accruals of $2.9 million at December 31, 1999. As a percentage of total loans outstanding, non-accrual loans were 0.90% at September 30, 2000 compared to 0.84% at December 31, 1999. This increase of 6 basis points indicates management's proactive stance in the identification and recognition of potential problem accounts. Loans ninety days past due and still accruing amounted to $144,000 and $645,000 at September 30, 2000 and December 31, 1999, respectively. The allowance for loan losses at September 30, 2000 amounted to $4.6 million or 1.20% of total loans compared to $3.9 million or 1.16% of total loans at December 31, 1999, and $4.0 million or 1.25% of total loans at September 30, 1999.

     Deposits. Total deposits at September 30, 2000 were $429.4 million, an increase of 14% over deposits of $376.6 million at December 31, 1999. Certificates of deposit in amounts greater than $100,000 or more totaled $120.4 million at September 30, 2000, compared to $89.3 million at December 31, 1999. This increase is partially attributable to a deposit campaign the Bank conducted in August 2000 in an effort to focus on the establishment of new relationships. The majority of these deposits are from customers who reside or own businesses in the Bank's primary service area, and therefore, are believed by the Bank to be stable, and for all practicable purposes, no more rate sensitive than core deposits.

     Borrowed Funds. Federal Home Loan Bank borrowings were $17.4 million at September 30, 2000 compared to $14.5 million at December 31, 1999. The average balance of Federal Home Loan Bank borrowings for the nine months ended September 30, 2000 was $15.3 million compared to $13.5 million for the year ended December 31, 1999. At September 30, 2000, Federal Home Loan Bank borrowings with maturities exceeding one year amounted to $17.4 million. The Company had no federal funds purchased as of September 30, 2000, December 31, 1999 or September 30, 1999.

     Capital Structure. Shareholders' equity at September 30, 2000 was $41.5 million compared to $38.0 million at December 31, 1999. In addition, at September 30, 2000 and December 31, 1999, unrealized gains and losses, net of taxes, in the available-for-sale securities portfolio amounted to a loss of $441,000 and a loss of $920,000, respectively. Annualized return on average equity for the nine months ended September 30, 2000 was 12.85% compared to 11.54% for the year ended December 31, 1999. Total cash dividends paid as of September 30, 2000 amounted to $936,000 an increase of 18% compared to total cash dividends of $790,000 paid for the first nine months of 1999.

     Under the regulatory capital guidelines of the Federal Reserve System (the "Federal Reserve"), financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity less all intangible assets and goodwill. The Company's Tier I capital ratio was 10.35% and 10.99% at September 30, 2000 and December 31, 1999, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 11.50% and 12.11% at September 30, 2000 and December 31, 1999, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required by the Federal Reserve to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 8.67% and 9.21% at September 30, 2000 and December 31, 1999, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2000 and December 31, 1999.

     Liquidity. The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources. The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta (FHLB) and The Bankers Bank, and is also able to purchase federal funds from other financial institutions. At September 30, 2000 the Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $17.4 million. The Bank also has the ability to borrow up to $10 million through The Bankers Bank. The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 29.04% at September 30, 2000 and 30.26% at December 31, 1999. The December 31, 1999 ratio has been restated to reflect increased borrowing capacity at the FHLB, which the Company recognizes as a factor of its liquidity.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2000 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

              Not  applicable


ITEM  5.      OTHER  INFORMATION

              Not  applicable



ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

              (a) Exhibits

                  Exhibit 27 - Financial Data Schedule

              (b) Reports  on  Form  8-K

                  The Company filed a Form 8-K on August 3, 2000, announcing the approval of a Dividend Reinvestment and Stock Purchase Plan by the Board of Directors on June 27, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Peoples  Bancorp  of  North  Carolina,  Inc.



November  10,  2000                    By: /s/ Tony  W.  Wolfe
-------------------                        -------------------------------------
      Date                                 Tony  W.  Wolfe
                                           President and Chief Executive Officer
                                           (Principal  Executive  Officer)



November  10,  2000                    By: /s/ Joseph F. Beaman, Jr.
-------------------                        -------------------------------------
        Date                               Joseph F. Beaman, Jr.
                                           Executive  Vice  President
                                           and Chief Financial Officer
                                           (Principal  Financial and Principal
                                           Accounting  Officer)