Form 10-K
period 2000-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2001-03-28
CIK 1093672

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended DECEMBER 31, 2000
                                            -----------------

                  Commission file number         000-27205
                                       -------------------------


                    PEOPLES BANCORP OF NORTH CAROLINA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            NORTH CAROLINA                             56-2132396
     ------------------------------          ----------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

              518 WEST C STREET
            NEWTON, NORTH CAROLINA                           28658
      --------------------------------                     ----------
     (Address of Principal Executive Offices)              (Zip Code)

                                 (828) 464-5620
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

     Securities to be Registered Pursuant to Section 12(b) of the Act:  NONE
                                                                      ---------

      Securities to be Registered Pursuant to Section  12(g)  of  the  Act:

                          COMMON STOCK, NO  PAR  VALUE
                         -------------------------------
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


Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.          [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $48,280,710 BASED ON THE CLOSING
                                                --------------------------------
PRICE  OF  SUCH  COMMON  STOCK  ON  MARCH  19, 2001, WHICH WAS $15.00 PER SHARE.
  ------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,218,714  SHARES  OF  COMMON  STOCK,  OUTSTANDING  AT  MARCH  19,  2001.
-------------------------------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2000 (the "Annual Report"), which is included as Appendix A to the Proxy Statement for the 2001 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 3, 2001 (the "Proxy Statement"), are incorporated by reference into Part III.

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

     The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities. The Bank's deposits are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law. It is also a member of the Federal Home Loan Bank system. The Bank conducts its business from its corporate headquarters located at 518 West C Street, Newton, North Carolina and twelve additional offices in Lincolnton, Newton, Denver, Triangle, Catawba, Conover, Maiden, Claremont, Hiddenite, and Hickory, North Carolina. Eleven branch offices provide automated teller machine (ATM) access to Bank customers. The Bank also has two stand alone ATMs located in Hickory and in Sherrills Ford. At December 31, 2000, the Company had total assets of $519 million, net loans of $406.2 million, deposits of $450.1 million, investment securities of $71.6 million, and shareholders' equity of $43.0 million.

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

     The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately variable rate commercial property loans. Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2000, approximately 9% of the Bank's portfolio was unsecured. Unsecured loans generally involve higher credit risk than secured loans, and in the event of customer default, the Bank has a higher exposure to potential loan losses. The Bank has sold, servicing retained, approximately 24% of its loan portfolio.

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

     At December 31, 2000, the Bank employed 197 full-time equivalent employees.

     The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

SUBSIDIARIES

     The Bank is the Company's only subsidiary. The Bank has two subsidiaries, Peoples Investment Services, Inc. and Peoples Real Estate and Appraisal Services, Inc. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank's customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Peoples Real Estate and Appraisal Services, Inc., provides real estate appraisal services to customers of the Bank.

MARKET  AREA

     The Bank's primary market consists of the communities in an approximately 25-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, the western portion of Iredell County, the northern and central portions of Lincoln County, and portions of northeast Gaston County. The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.

     Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities. Corning Cable Systems, LLC (manufacturer of fiber optic cable and accessories) is the largest employer in Catawba County. Other major employers include CommScope, Inc. (manufacturer of fiber optic cable and accessories), Canteen Vending (food service), Frye Regional Medical Center, Inc., Century Furniture Company, and Catawba County Schools. Employment in the Bank's primary market area as of January 2001 was strong, with an unemployment rate below that of North Carolina and national averages.

COMPETITION

     The Bank has operated in the Catawba Valley region for more than 85 years and is the only financial institution headquartered in Newton. However, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. Two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area. Based upon June 30, 2000 comparative data, the Bank had 17.7% of the deposits in Catawba County, placing it second in deposit size among a total of 11 banks with branch offices in Catawba County.

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

     The Bank experiences strong competition for loans from commercial banks and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition is increasing as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

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

     REGULATION  OF  THE  COMPANY.

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

     Capital Requirements. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2000.

     Deposit Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by the BIF members such as the Bank shall be as specified in a schedule required to be issued by the FDIC. All FDIC deposits for deposit insurance have an effective rate ranging from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Based on the current financial condition and capital levels of the Bank, the Bank does not expect that the FDIC insurance assessments will have a material impact on the Bank's future earnings.

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

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2000, the Bank was in compliance with this requirement.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA") as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last
CRA  examination  which  was  conducted  during  June  2000.

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

     The  Gramm-Leach-Bliley  Act.

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

     Privacy. The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii) permits customers to prohibit ("opt-out") of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits "pretext" calling. The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provisions became effective November 2000, with full compliance required by July 1, 2001.

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

     Taxation.

     Federal Income Taxation. Financial institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, banks which meet cetain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The Bank may compute its addition to the bad debt reserve under the specific charge-off method or the reserve method. Under the reserve method, the addition to bad debts from losses on loans is computed by use of the experience method. Use of the experience method requires minimum additions to the reserve based on the amount allowable under a six-year moving average. The Code also provides annual limits on the amount the Bank can add to its reserves for loan losses.

     State Taxation. Under North Carolina LAW, the Bank is subject to corporate Income taxes at a 6.90% rate and an annual franchise tax at a rate of 0.15%.

     Future Requirements. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions are introduced regularly. The Bank cannot predict whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Bank may be affected by such statute or regulation.

ITEM 2.     PROPERTIES

     At December 31, 2000, the Bank conducted its business from the headquarters office in Newton, North Carolina, and its twelve other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle and Hiddenite, North Carolina. The Bank also has two stand alone ATMs located in Hickory and Sherrills Ford. The following table sets forth certain information regarding the Bank's properties at December 31, 2000. Unless indicated otherwise, all properties are owned by the Bank.

  Corporate Office                            2050 Catawba Valley Boulevard
  518 West C Street                           Hickory, North Carolina 28601
  Newton, North Carolina 28658                (ATM site only)

  420 West A Street
  Newton, North Carolina 28658

  2619 North Main Avenue
  Newton, North Carolina 28613                       LEASED
                                                     ------

  213 1st Street, West                    1333 2nd Street NE
  Conover, North Carolina 28613           Hickory, North Carolina 28601

  3261 East Main Street                   218 South main Avenue
  Claremont, North Carolina 28037         Newton, North Carolina 28658

  6125 Highway 16 South                   105 A South Main Avenue
  Denver, North Carolina  28037           Newton, North Carolina 28658
                                          (lease terminated on January 15, 2001)
  5153 N.C. Highway 90E
  Hiddenite, North Carolina  28636        6360 East N.C. Highway
                                          Sherrills Ford, North Carolina 28673
  200 Island Ford Road                    (ATM site only)
  Maiden, North Carolina  28650

  3310 Springs Road NE
  Hickory, North Carolina  28601

  142 South Highway 16
  Denver, North Carolina  28037

  106 North Main Street
  Catawba, North Carolina 28609

  1910 East Main Street
  Lincolnton, North Carolina 28092


ITEM 3.     LEGAL PROCEEDINGS

     In the opinion of management, the Bank is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Bank's shareholders during the quarter ended December 31, 2000.

                                PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

     The information required by this Item is set forth under the section captioned "Market for the Company's Common Equity and Related Shareholder Matters" on page A-16 of the Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation--The Company" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ITEM 6.     SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which table is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-4 through A-14 of the Annual Report, which section is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on page A-15 of the Annual Report, which section is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages A-19 through A-40 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE.



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

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which section is incorporated herein by reference.

ITEM  11.     EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Director Compensation" on pages 7 and 8 and "- Management Compensation," " - Stock Benefit Plan," "- Employment Agreements," "- Incentive Compensation Plans," "- Profit Sharing and 401(k) Plans," and "- Discretionary Bonuses and Service Awards," on pages 9 through19 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 4 of the Proxy Statement.

ITEM  13.     CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Indebtedness of and Transactions with Management" on page 19 of the Proxy Statement, which section is incorporated herein by reference.


                               PART  IV

ITEM  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

              (a)     Independent  Auditors'  Report

              (b) Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

              (c) Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998

              (d) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

              (e) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

              (f) Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

              (g)     Notes  to  Consolidated  Financial  Statements

14(a)2.       Financial Consolidated Statement Schedules

              All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

14(a)3.       Exhibits

              Exhibit  (3)(i)     Articles  of  Incorporation of Peoples
                                  Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(I) to the Form 8-A filed with the Securities and Exchange
                                  Commission on September 2, 1999

              Exhibit  (3)(ii)    Bylaws  of  Peoples  Bancorp  of  North
                                  Carolina, Inc. incorporated by reference to Exhibit (3)(II) to the Form 8-A filed with the Securities and Exchange Commission on
                                  September 2, 1999

              Exhibit  (4)        Specimen  Stock  Certificate, incorporated by
                                  reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

              Exhibit  (10)(a)    Employment  Agreement between Peoples Bank and
                                  Tony W. Wolfe incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

              Exhibit  (10)(b)    Employment Agreement between Peoples Bank and
                                  Joseph F. Beaman, Jr. incorporated by
                                  reference to Exhibit (10)(b) to the Form 10-K filed with the Securities and Exchange
                                  Commission on March 30, 2000

              Exhibit  (10)(c)    Employment Agreement between Peoples Bank and
                                  Clifton A. Wike incorporated by reference to Exhibit (10)(c) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

              Exhibit  (10)(d)    Employment  Agreement between Peoples Bank and
                                  William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

              Exhibit  (10)(e)    Employment Agreement between Peoples Bank and
                                  Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

              Exhibit  (10)(f)    Peoples  Bancorp  of  North  Carolina, Inc.
                                  Omnibus Stock Ownership and Long Term
                                  Incentive Plan incorporated by reference to
                                  Exhibit  (10)(f) to the Form 10-K  filed
                                  with  the Securities and Exchange  Commission
                                  on  March  30,  2000

              Exhibit  (11)       Statement regarding Computation of Per Share
                                  Earnings

              Exhibit  (12)       Statement  Regarding  Computation  of  Ratios

              Exhibit  (13)       2000  Annual Report of Peoples Bancorp of
                                  North Carolina, Inc.

              Exhibit  (21)       Subsidiaries  of  Peoples Bancorp of North
                                  Carolina, Inc.

              Exhibit  (23)(a)    Consent  of  Porter  Keadle  Moore,  LLP  for
                                  Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 10, 2000.

              Exhibit  (23)(b)    Consent  of  Porter  Keadle  Moore,  LLP  for
                                  Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2000.

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Peoples Bancorp of North Carolina, Inc.
                                         (Registrant)


                                    By:  /s/ Tony W. Wolfe
                                         ---------------------------------------
                                         Tony W. Wolfe
                                         President and Chief Executive Officer

                                  Date:  March 28, 2001
                                         ---------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                          Title                           Date
-----------------------------  ---------------------------------------------  ---------------
 /s/ Tony W. Wolfe             President and Chief Executive Officer          March 28, 2001
-----------------------------                                                 ---------------
Tony W. Wolfe                  (Principal Executive Officer)

 /s/ Robert C. Abernethy       Chairman of the Board and Director             March  28, 2001
-----------------------------                                                 ---------------
Robert C. Abernethy

 /s/ Joseph F. Beaman, Jr.     Executive Vice President and Chief Financial   March 28, 2001
-----------------------------                                                 ---------------
Joseph F. Beaman, Jr.          Officer (Principal Financial and
                               Principal Accounting Officer)

 /s/ James S. Abernethy        Director                                       March 28, 2001
-----------------------------                                                 ---------------
James S. Abernethy

 /s/ Bruce R. Eckard           Director                                       March 28, 2001
-----------------------------                                                 ---------------
Bruce R. Eckard

 /s/ John H. Elmore, Jr.       Director                                       March 28, 2001
-----------------------------                                                 ---------------
John H. Elmore, Jr.

 /s/ Charles F. Murray         Director                                       March 28, 2001
-----------------------------                                                 ---------------
Charles F. Murray

 /s/ Bobby E. Matthews         Director                                       March 28, 2001
-----------------------------                                                 ---------------
Bobby E. Matthews

 /s/ Larry E. Robinson         Director                                       March 28, 2001
-----------------------------                                                 ---------------
Larry E. Robinson

 /s/ Fred L. Sherrill, Jr.     Director                                       March 28, 2001
-----------------------------                                                 ---------------
Fred L. Sherrill, Jr.

 /s/ Dan Ray Timmerman, Sr.    Director                                       March 28, 2001
-----------------------------                                                 ---------------
Dan Ray Timmerman, Sr.

 /s/ Benjamin I. Zachary       Director                                       March 28, 2001
-----------------------------                                                 ---------------
Benjamin I. Zachary

                             INDEX  TO  EXHIBITS


EXHIBIT NO.                            DESCRIPTION
------------                          ---------------

Exhibit (11)       Statement Regarding Computation of Per Share Earnings

Exhibit (12)       Statement Regarding Computation of Ratios

Exhibit (13)       2000 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (21)       Subsidiaries of Peoples Bancorp of North Carolina, Inc.

Exhibit  (23)(a)   Consent  of  Porter  Keadle  Moore,  LLP  for
                   Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 10, 2000.

Exhibit  (23)(b)   Consent  of  Porter  Keadle  Moore,  LLP  for
                   Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2000.

             STATEMENT  REGARDING  COMPUTATION  OF  PER  SHARE  EARNINGS

     Basic earnings per common share of $1.67 for the year ended December 31, 2000 was calculated by dividing net income of $5.4 million for the period January 1, 2000 to December 31, 2000 by the weighted-average number of common shares outstanding of 3,218,714.

                   STATEMENT  REGARDING  COMPUTATION  OF  RATIOS

     The averages used in computing the performance ratios provided in Item 6 represent average daily balances.

              SUBSIDIARIES  OF  PEOPLES  BANCORP  OF  NORTH  CAROLINA,  INC.

     Peoples Bancorp of North Carolina, Inc. has one subsidiary, Peoples Bank, a commercial bank organized under the laws of North Carolina.

                                  APPENDIX  A

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

GENERAL  DESCRIPTION  OF  BUSINESS

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

     The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities. The Bank's deposits are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law. It is also a member of the Federal Home Loan Bank system. The Bank conducts its business from its corporate headquarters located at 518 West C Street, Newton, North Carolina and twelve additional offices in Lincolnton, Newton, Denver, Triangle, Catawba, Conover, Maiden, Claremont, Hiddenite, and Hickory, North Carolina. Eleven branch offices provide automated teller machine (ATM) access to Bank customers. The Bank also has two stand alone ATMs located in Hickory and in Sherrills Ford. At December 31, 2000, the Company had total assets of $519.0 million, net loans of $406.2 million, deposits of $450.1 million, investment securities of $71.6 million, and shareholders' equity of $43.0 million.

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

     The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately variable rate commercial property loans. Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2000, approximately 9% of the Bank's portfolio was unsecured. Unsecured loans generally involve higher credit risk than secured loans, and in the event of customer default, the Bank has a higher exposure to potential loan losses. The Bank has sold, servicing retained, approximately 24% of its loan portfolio.

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


     The Bank is the Company's only subsidiary. The Bank has two subsidiaries, Peoples Investment Services, Inc. and Peoples Real Estate and Appraisal Services, Inc. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank's customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Peoples Real Estate and Appraisal Services, Inc., provides real estate appraisal services to customers of the Bank.

     This Annual Report contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management's business strategy, national, regional and local market conditions and legislative and regulatory conditions.

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

                                                     SELECTED
                                                 FINANCIAL  DATA


                                  Dollars in Thousands Except Per Share Amounts


                                                         2000         1999        1998        1997        1996
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------


SUMMARY OF OPERATIONS
Interest income                                       $   40,859      32,302      29,215      23,783      18,956
Interest expense                                          19,432      14,790      14,540      11,179       8,586
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

Net interest income                                       21,427      17,512      14,675      12,604      10,370
Provision for loan losses                                  1,879         425         445         696         980
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

Net interest income after provision for loan losses       19,548      17,087      14,230      11,908       9,390
Non-interest income                                        3,915       3,380       3,646       2,060       1,475
Non-interest expense                                      15,509      13,832      12,020      10,413       8,118
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

Income before taxes                                        7,954       6,635       5,856       3,555       2,747
Income taxes                                               2,576       2,093       1,847       1,149         722
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------
Net income                                            $    5,378       4,542       4,009       2,406       2,025
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

SELECTED YEAR-END BALANCES
Assets                                                $  519,002     432,435     402,273     326,853     257,467
Available for sale securities                             71,565      62,498      63,228      53,307      56,995
Loans                                                    407,790     336,959     306,748     238,449     179,304
Interest-earning assets                                  490,449     411,734     383,270     308,852     244,038
Deposits                                                 450,073     376,634     350,067     275,393     231,346
Interest-bearing liabilities                             420,594     339,243     315,387     258,685     197,255
Shareholders' equity                                  $   43,039      37,998      35,924      24,930      22,911
Shares outstanding*                                    3,218,714   3,218,950   3,219,150   2,808,300   2,808,300
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

SELECTED AVERAGE BALANCES
Assets                                                $  469,536     417,387     369,864     295,879     243,094
Available for sale securities                             66,218      60,642      59,824      57,508      53,294
Loans                                                    374,226     324,651     271,819     215,789     164,865
Interest-earning assets                                  447,645     396,606     351,730     281,215     229,631
Deposits                                                 408,210     363,637     321,371     252,998     216,052
Interest-bearing liabilities                             373,167     326,164     293,631     233,901     186,101
Shareholders' equity                                  $   42,852      39,348      33,303      24,117      22,478
Shares outstanding*                                    3,218,714   3,218,950   3,058,160   2,808,300   2,808,300
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

PROFITABILITY RATIOS
Return on average total assets                              1.15%       1.09%       1.08%       0.81%       0.83%
Return on average shareholders' equity                     12.55%      11.54%      12.04%       9.98%       9.01%
Dividend payout ratio                                      23.39%      23.84%      22.61%      33.18%      36.67%
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

LIQUIDITY AND CAPITAL RATIOS (AVERAGES)
Loan to deposit                                            91.67%      89.28%      84.58%      85.29%      76.31%
Shareholders' equity to total assets                        9.13%       9.43%       9.00%       8.15%       9.25%
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

PER SHARE OF COMMON STOCK*
Net income                                            $     1.67        1.41        1.31        0.86        0.72
Cash dividends                                        $     0.39        0.34        0.28        0.28        0.26
Book value                                            $    13.37       11.81       11.16        8.88        8.16
----------------------------------------------------  -----------  ----------  ----------  ----------  ----------

*Shares outstanding and per share computations have been restated to reflect a 10% stock dividend during second quarter 2000, the 3 for 2 stock split during first quarter 1999 and the 10% stock dividend during second quarter 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




INTRODUCTION
     Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. (the "Company"), for the years ended December 31, 2000, 1999 and 1998. The Company is a registered bank holding company operating under the supervision of the Federal Reserve Board and the parent company of Peoples Bank (the "Bank"). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln and Alexander Counties, operating under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation (the "FDIC").

     This discussion and related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes.



RESULTS OF OPERATIONS

SUMMARY
     The Company reported earnings of $5.4 million in 2000, or $1.67 basic income per share, an 18% increase as compared to $4.5 million, or $1.41 basic income per share, for 1999. Net income for 1999 represented an increase of 13% as compared to 1998 net income of $4.0 million. The growth in net income in 2000 is attributable to an increase in net interest income coupled with an increase in non-interest income. These increases were partially offset by growth in non-interest expense during 2000. The increase in net income in 1999 compared to 1998 resulted from increased net interest income partially offset by a decrease in non-interest income and an increase in non-interest expense.

     Return on average assets in 2000 was 1.15%, compared to 1.09% in 1999 and 1.08% in 1998. Return on average shareholders' equity was 12.55% in 2000 compared to 11.54% in 1999 and 12.04% in 1998.



NET INTEREST INCOME
     Net interest income, the largest component of the Company's income, is the amount by which interest and fees generated by earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities, as well as changes in the yields earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets, and represents the Company's net yield on its earning assets.

     Net interest income on a tax-equivalent basis totaled $21.9 million in 2000, an increase of 22% or $3.9 million over the comparable figure in 1999. The increase in net interest income on a tax equivalent basis in 1999 over 1998 was $2.9 million or 19%. The interest rate spread, which represents the rate earned on interest earning assets less the rate paid on interest bearing liabilities, increased to 4.03% in 2000 from 3.74% in 1999, following an increase from the 1998 net interest spread of 3.49%. The net yield on earning assets increased to 4.90% in 2000 from 4.54% in 1999, following an increase from the 1998 net interest margin of 4.30%.

Table 1 sets forth for each category of earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2000, 1999 and 1998. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total earning assets for the same periods. Nonaccrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

TABLE  1-  AVERAGE  BALANCE  TABLE

                                         DECEMBER 31, 2000                DECEMBER 31, 1999                DECEMBER 31, 1998
                                   ----------------------------------------------------------------------------------------------
                                    AVERAGE              YIELD /    AVERAGE              YIELD /    AVERAGE              YIELD /
(DOLLARS IN THOUSANDS)              BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE
---------------------------------------------------------------------------------------------------------------------------------
Earning Assets:

Loans: Net of unearned income      $374,226   $  36,424     9.73%  $324,651   $  28,375     8.74%  $271,819   $  24,885     9.16%

Investments - taxable                44,320       2,994     6.76%    39,122       2,348     6.00%    40,434       2,322     5.74%
Investments - nontaxable             21,898       1,497     6.84%    21,520       1,475     6.86%    19,390       1,335     6.88%
Federal funds sold                    4,593         282     6.14%     6,780         339     5.00%     5,950         323     5.43%
Other                                 2,608         171     6.56%     4,533         266     5.87%    14,137         804     5.69%
---------------------------------------------------------------------------------------------------------------------------------

Total earning assets                447,645      41,368     9.24%   396,606      32,803     8.27%   351,730      29,669     8.44%

Cash and due from banks              11,538                          10,667                           9,677
Other assets                         14,199                          14,192                          13,053
Allowance for loan losses            (4,281)                         (4,079)                         (4,596)
---------------------------------------------------------------------------------------------------------------------------------

Total assets                       $469,101                        $417,386                        $369,864
=================================================================================================================================

Interest bearing liabilities:

  Deposits:
   NOW accounts                    $ 32,866   $     456     1.39%  $ 31,003   $     429     1.38%  $ 27,642   $     547     1.98%
   Regular savings accounts          24,982         472     1.89%    26,258         490     1.87%    26,302         625     2.37%
   Insured money market accounts     55,982       2,832     5.06%    54,757       2,435     4.45%    37,264       1,848     4.96%
   Certificates of
    deposit $100,000 or more        108,130       6,729     6.22%    83,845       4,475     5.34%    72,628       2,993     4.12%
   Other time deposits              133,419       7,838     5.87%   115,786       6,178     5.34%   113,597       7,603     6.69%
FHLB borrowings                      15,806         974     6.16%    13,532         736     5.44%    15,277         875     5.73%
Demand notes
 payable to U.S. Treasury               852          55     6.46%       899          41     4.56%       898          47     5.23%
Other                                 1,130          76     6.73%        83           5     5.95%        23           2     8.70%
---------------------------------------------------------------------------------------------------------------------------------

Total interest
 bearing liabilities                373,167      19,432     5.21%   326,163      14,789     4.53%   293,631      14,540     4.95%

Demand deposits                      52,831                          51,988                          43,938
Other liabilities                     3,268                           2,166                           1,088
Shareholder's equity                 42,208                          39,348                          33,303
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities
 and shareholder's equity          $471,474                        $419,665                        $371,960
=================================================================================================================================
Net interest spread                           $  21,936     4.03%             $  18,014     3.74%             $  15,129     3.49%
=================================================================================================================================
Net yield on earning assets                                 4.90%                           4.54%                           4.30%
=================================================================================================================================
Taxable equivalent adjustment
     Investment securities                          509                             502                             454
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                           $  21,427                       $  17,512                       $  14,675
---------------------------------------------------------------------------------------------------------------------------------

  Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 describes the impact on the Company's tax equivalent net interest income resulting from changes in average balances and average rates for the periods indicated. The changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

TABLE  2  -  RATE/VOLUME  VARIANCE  ANALYSIS
      TAX  EQUIVALENT  BASIS

                                                DECEMBER 31, 2000                      DECEMBER 31, 1999
                                   ---------------------------------------  ---------------------------------------
                                    CHANGES IN    CHANGES IN      TOTAL      CHANGES IN    CHANGES IN      TOTAL
                                     AVERAGE       AVERAGE      INCREASE      AVERAGE       AVERAGE      INCREASE
(DOLLARS IN THOUSANDS)                VOLUME        RATES      (DECREASE)      VOLUME        RATES      (DECREASE)
--------------------------------------------------------------------------  ---------------------------------------
Interest Income:

Loans: Net of unearned income      $     4,579   $     3,470   $    8,049   $     4,724       ($1,234)  $    3,490

Investments - taxable                      331           315          646           (77)          103           26
Investments - nontaxable                    26            (4)          22           146            (6)         140
Federal funds sold                        (122)           65          (57)           43           (27)          16
Other                                     (108)           13          (95)         (512)          (26)        (538)
                                   ---------------------------------------  ---------------------------------------
Total interest income              $     4,706   $     3,859   $    8,565   $     4,324       ($1,190)  $    3,134

Interest bearing liabilities:

  Deposits:
   NOW accounts                             26             1           27            57          (174)        (117)
   Regular savings accounts                (24)            6          (18)           (1)         (134)        (135)
   Insured money market accounts            58           338          396           823          (236)         587
   Certificates of
   deposit $100,000 or more              1,404           850        2,254           530           952        1,482
   Other time deposits                     988           672        1,660           132        (1,557)      (1,425)
FHLB Borrowings                            132           106          238           (95)          (44)        (139)
Demand notes
  payable to U.S. Treasury                  (3)           17           14             -            (6)          (6)
Other                                       66             6           72             3             -            3
                                   ---------------------------------------  ---------------------------------------
Total interest expense             $     2,647   $     1,996   $    4,643   $     1,449       ($1,199)  $      250
                                   ---------------------------------------  ---------------------------------------
Net interest income                $     2,059   $     1,863   $    3,922   $     2,875   $         9   $    2,884

     The increase in net interest income in 2000 was primarily attributable to an increase in the volume of loans coupled with an increase in the yield on loans. The yield on earning assets increased to 9.24% in 2000 from 8.27% in 1999. This increase reflects an increase in the Company's average prime commercial lending rate in 2000, when compared to 1999. The average balance of earning assets increased by $51.0 million, to $447.6 million in 2000 from $396.6 million in 1999. The increase in average loans comprised $49.6 million of this increase. Average interest-bearing liabilities increased by $47.0 million, to $373.2 million in 2000 from $326.2 million in 1999. This growth in average interest-bearing liabilities is a direct result of the increase in average interest bearing deposits, which increased by $43.7 million, to $355.4 million in 2000 from $311.7 million in 1999. The increase in average interest bearing deposits was primarily attributable to the growth in average time deposits, which increased $41.9 million to $241.5 million in 2000 from $199.6 million in 1999. The cost of funds increased from 4.53% in 1999 to 5.21% in 2000, mainly as a result of the increase in the cost of deposits. The increase in net interest margin in 2000 is primarily attributable to the increase in volume of average interest earning assets, combined with an increase in the average yield earned on interest earning assets.

     Tax-equivalent interest income on loans in 2000 increased $8.0 million or 28% from the $28.4 million recorded for 1999, following an increase of $3.5 million or 14% in 1999 over 1998. This increase was due to a $49.6 million increase in average loans outstanding in 2000 compared to 1999, combined with a higher tax-equivalent yield on loans of 9.73% in 2000 compared to 8.74% in 1999. The increase in the net interest spread to 4.03% in 2000 from 3.74% in 1999 resulted from the increase in the yield on earning assets to 9.24% in 2000 from 8.27% in 1999, partially offset by an increase in the cost of funds to 5.21% in 2000 from 4.53% in 1999.

      Interest expense on Federal Home Loan Bank (the "FHLB") borrowings totaled approximately $974,000 during 2000 at an average rate of 6.16% compared to approximately $736,000 in 1999 at an average rate of 5.44%, and approximately $875,000 in 1998 at an average rate of 5.73%. Interest expense on federal funds purchased, promissory notes and demand notes payable to the U.S. Treasury totaled approximately $131,000, $46,000 and $49,000 for 2000, 1999 and 1998,
respectively.

PROVISION  FOR  LOAN  LOSSES
     Provisions for loan losses are charged to income in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as management's judgment as to losses within the Company's loan portfolio, loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies and management's assessment of the quality of the loan portfolio and general economic climate.

     The provision for loan losses was $1,879,000, $425,000, and $445,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in the provision for loan losses reflects management's decision to accelerate the Bank's contribution to the allowance for loan losses as a cautionary approach to address any possibility of an economic downturn in the regional economy. This contribution will also serve to better align the Bank among its peers with respect to the ratio of allowance for loan losses as a percent of total loans outstanding. The ratio of net charge-offs to average loans was 0.29% in 2000, 0.20% in 1999 and 0.25% in 1998. Net charge-offs for 2000 were $1.1 million. The ratio of non-performing loans to total loans was 1.45% at December 31, 2000, as compared to 1.03% and 1.20% at December 31, 1999 and 1998, respectively.

NON-INTEREST  INCOME
     Non-interest income for 2000 totaled $3.9 million, an increase of $536,000 or 16% from non-interest income of $3.4 million for 1999. The increase in non-interest income for 2000 resulted from an increase in service charges, fees and miscellaneous other income. Non-interest income for 1999 decreased $266,000 or 7% over non-interest income of $3.7 million for 1998 primarily due to a reduction in mortgage banking income resulting from a decline in mortgage loan applications due to higher mortgage interest rates.

     Miscellaneous other income increased 121% to $2.0 million compared to approximately $920,000 in 1999. The increase in miscellaneous other income is primarily attributable to the sale of the Company's Peoples Bank Newton Main Office to the United States Postal Service. This transaction resulted in a net gain on the sale of capital assets that has enabled the Company to improve future earnings by realizing short-term losses on the sale of certain available for sale securities and certain jumbo mortgage loans. The Company sold $18.1 million of available for sale securities at a loss of approximately $483,000 compared to a loss on sale of securities of approximately $35,000 during 1999. During 1998 a gain of sale of securities of approximately $168,000 was recognized. Proceeds from the sale of securities in 2000 were reinvested in higher yielding available for sale securities. Also sold were $5.7 million of jumbo mortgage loans at a loss of approximately $284,000. These proceeds will be reinvested in higher yielding loans.

     Service charge income increased $262,000, or 20% from 1999 to 2000, as a result of an increase in deposit volume and associated charges. Increases in non-interest income for 1999 were attributable to an increase in deposit volume and associated charges. Service charge income increased $140,000, or 12% in 1999 compared to 1998.

NON-INTEREST  EXPENSE
     Total non-interest expense for 2000 amounted to $15.5 million. This was a 12% increase over the $13.8 million reported in 1999, and followed a 15% increase in 1999 over the $12.0 million reported in 1998.

     Salary and employee benefit expense was $8.9 million in 2000, compared to $7.7 million during 1999, an increase of $1.2 million or 15%, following a $1.3 million or 20% increase in salary and employee benefit expense in 1999 over 1998. The increase during 2000 resulted from merit increases, additional participation in management and employee incentive plans, and increased staffing levels to support overall Company growth. Increases during 1999 reflect merit increases and the cost of additional personnel to staff two new branches.

     The Company recorded occupancy expense of $2.5 million in 2000, compared to $2.2 million during 1999, an increase of $279,000 or 13%, following $275,000 or 14% increase in occupancy expenses in 1999 over 1998. The increase in 2000 reflects the construction of two full service branches and renovations associated with the Company's new corporate headquarters. Increases in occupancy expense in 1999 over 1998 were due to additional leased properties associated with Company growth, an increase in property tax rates during 1999 and a full year of depreciation expense on a teller platform and wide area network implemented in 1998.

     The total of all other operating expenses increased $236,000 or 4% during 2000. Other operating expense increased $153,000 or 6% in 1999 over 1998.

INCOME  TAXES
     Total income tax expense was $2.6 million in 2000 compared with $2.1 million in 1999 and $1.8 million in 1998. The primary reason for the increase in taxes was the increase in pretax income. The Company's effective tax rates were 32.39%, 31.55% and 31.53% in 2000, 1999 and 1998, respectively.

LIQUIDITY
The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources. The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta and The Banker's Bank, and is also able to purchase federal funds from other financial institutions. At December 31, 2000 the Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $21.4 million. The Bank also has the ability to borrow up to $10 million through The Bankers Bank. The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 27.03% at December 31, 2000, 30.26% at December 31, 1999, and 26.49% at
December 31, 1998. The December 31, 1999 and 1998 ratio has been restated to reflect increased borrowing capacity at the FHLB, which the Bank recognizes as a factor of its liquidity.

     As disclosed in the Company's Consolidated Statements of Cash Flows included elsewhere herein, net cash provided by operating activities was approximately $8.7 million during 2000. Net cash used in investing activities of $86.1 million consisted primarily of a net change in loans of $72.9 million and securities purchased of $33.3 million funded largely by sales, maturities and paydowns of investment securities of $25.3 million. These changes resulted from management's continued efforts to reinvest new funds in higher-yielding loans rather than investment securities. Net cash provided by financing activities consisted primarily of a $73.4 million net increase in deposits.

ASSET  LIABILITY  MANAGEMENT
     The Company's asset liability management strategies are designed to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities, while maintaining the objective of assuring adequate liquidity and maximizing net interest income. Table 3 presents an interest rate sensitivity analysis for the interest earning assets and interest-bearing liabilities for the year ended December 31, 2000.

TABLE  3  -  INTEREST  SENSITIVITY  ANALYSIS

                                                                                                         OVER 5 YEARS
(DOLLARS IN THOUSANDS)                         IMMEDIATE    1-3 MONTHS    4-12 MONTHS    1 - 5 YEARS    & NON-SENSITIVE    TOTAL
==================================================================================================================================
EARNING ASSETS:

Loans                                         $  271,465   $    10,053   $     20,710   $     67,395   $         41,316   $410,939
Mortgage loans available for sale                  1,564             0              0              0                  0      1,564
Investment securities                                  0           695          3,293         23,351             44,226     71,565
Federal funds sold                                 5,020             0              0              0                  0      5,020
Interest bearing deposit account -FHLB               306             0              0              0                  0        306
Other earning assets                                   0             0              0              0              2,399      2,399
----------------------------------------------------------------------------------------------------------------------------------

Total earning assets                          $  278,355   $    10,748   $     24,003   $     90,746   $         87,941   $491,793
----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:

NOW, savings, and money market deposits       $  117,828   $         0   $          0   $          0   $              0   $117,828
Certificates of deposit of $100,000 or more       13,889        20,867         64,742         29,614                  0    129,112
Other time deposits                               13,295        20,964         74,448         41,632                  1    150,340
Other short term borrowings                        1,924             0              0              0                  0      1,924
Other borrowed money                                   0         4,000              0          5,357             12,000     21,357
----------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities            $  146,936   $    45,831   $    139,190   $     76,603   $         12,001   $420,561
----------------------------------------------------------------------------------------------------------------------------------

Interest-sensitive gap                           131,419       (35,083)      (115,187)        14,143             75,940     71,232

Cumulative interest-sensitive gap                131,419        96,336        (18,851)        (4,708)            71,232
----------------------------------------------------------------------------------------------------------------------------------

Cumulative interest-sensitive gap
to total earning assets                            26.72%        19.59%         -3.83%         -0.96%             14.48%

        Management tries to minimize interest rate risk between interest earning assets and interest bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements. The ability to control these fluctuations has a direct impact on the profitability of the Company. Management monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

     The Company's rate sensitive assets are those earning interest at variable rates and those maturing within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, certificates of deposit and borrowed funds. At December 31, 2000, 65% of the Company's interest earning assets, excluding non-accrual loans could be repriced within one year, compared to 79% of interest-bearing liabilities. Rate sensitive assets at December 31, 2000 totaled $491.8 million, exceeding rate sensitive liabilities of approximately $420.6 million by $71.2 million.

     Based upon the Company's asset liability management strategies, sensitivity comparisons, and rate shift analysis, management does not anticipate the Company's net interest margins to be materially affected by inflation and changing prices.

     An analysis of the Company's financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities, and a discussion of these changes and trends follows.

ANALYSIS  OF  FINANCIAL  CONDITION

INVESTMENT  SECURITIES
        All of the Company's investment securities are held in the available-for-sale ("AFS") category. At December 31, 2000 the market value of AFS securities totaled $71.6 million, compared to $62.5 million and $63.2 million at December 31, 1999 and 1998, respectively. Table 4 presents the market value of the presently held AFS securities for the years ended December 31, 2000, 1999 and 1998.

TABLE  4  -  SUMMARY  OF  INVESTMENT  PORTFOLIO

                                                    YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                     DECEMBER     DECEMBER     DECEMBER
(DOLLARS IN THOUSANDS)                               31, 2000     31, 1999     31, 1998
--------------------------------------------------  -----------  -----------  -----------
UNITED STATES GOVERNMENT SECURITIES:                          -  $       900  $       912

OBLIGATIONS OF UNITED STATES GOVERNMENT
  AGENCIES AND CORPORATIONS:                        $    25,119  $    23,374  $    20,169

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS:   $    22,228  $    22,012  $    22,192

MORTGAGE BACKED SECURITIES:                         $    24,218  $    16,212  $    19,955

TOTAL SECURITIES:                                   $    71,565  $    62,498  $    63,228

     The composition of the investment securities portfolio reflects the Company's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

     The Company's investment portfolio consists of U.S. government agency securities, municipal securities and U.S. government agency sponsored mortgage-backed securities. AFS securities averaged $66.2 million in 2000, $60.6 million in 1999 and $59.8 million in 1998. Table 5 presents the AFS securities held by the Company by maturity category at December 31, 2000.


TABLE  5  -  MATURITY  DISTRIBUTION  AND  WEIGHTED  AVERAGE  YIELD  ON  INVESTMENTS

                                   ONE YEAR OR LESS  AFTER ONE YEAR    AFTER 5 YEARS      AFTER 10 YEARS      TOTALS
                                                     THROUGH 5 YEARS  THROUGH 10 YEARS
(DOLLARS IN THOUSANDS)              AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT   YIELD
-------------------------------------------------------------------------------------------------------------------------
BOOK VALUE:

United States Government agencies   $ 2,005   7.05%  $11,994   6.86%  $ 10,998    7.11%        -      -   $24,997   6.98%

States and political subdivisions     1,998   6.82%   11,176   7.00%     5,913    6.69%    3,078   7.00%   22,165   6.90%

Mortgage backed securities                -      -         -      -      1,883    7.08%   22,514   7.04%   24,397   7.05%
=========================================================================================================================
Total securities                    $ 4,003   6.93%  $23,170   6.93%  $ 18,794    6.97%  $25,592   7.04%  $71,559   6.98%

LOANS
     The loan portfolio is the largest category of the Company's earnings assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans and consumer loans. The Company restricts its primary lending market to within the

Catawba Valley region of North Carolina, which encompasses Catawba, Alexander and Lincoln counties and portions of Iredell and Gaston counties. The mix of the loan portfolio consists primarily of loans secured by real estate and commercial loans. In management's opinion, there are no significant concentrations of credit with particular borrowers engaged in similar activities.

     In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. At December 31, 2000, outstanding loan commitments totaled $89.4 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The  composition  of  the  Company's  loan  portfolio  is  presented in Table 6.

TABLE  6  -  LOAN  PORTFOLIO

                                            YEAR ENDED             YEAR ENDED             YEAR ENDED            YEAR ENDED
                                         DECEMBER 31, 2000      DECEMBER 31, 1999      DECEMBER 31, 1998     DECEMBER 31, 1997
(DOLLARS IN THOUSANDS)                  AMOUNT   % OF LOANS    AMOUNT   % OF LOANS    AMOUNT   % OF LOANS    AMOUNT   % OF LOANS
=================================================================================================================================
BREAKDOWN OF LOAN RECEIVABLES:
Commercial, financial & agricultural   $ 96,882       23.58%  $ 83,644       24.66%  $ 89,536       29.68%  $ 80,230       33.42%
Real Estate - Mortgage                  229,260       55.79%   190,921       56.28%   157,167       52.11%   115,768       48.22%
Real Estate - Construction               58,939       14.34%    39,340       11.60%    29,927        9.92%    24,291       10.12%
Consumer                                 25,858        6.29%    25,293        7.46%    24,995        8.29%    19,793        8.24%
                                       --------  -----------  --------  -----------  --------  -----------  --------  -----------


Total loans                            $410,939      100.00%  $339,198      100.00%  $301,625      100.00%  $240,082      100.00%

Less: Allowance for Loan Losses           4,713                  3,924                  4,137                  4,375
                                       --------               --------               --------               --------

Net Loans                              $406,226               $335,274               $297,488               $235,707
                                       --------               --------               --------               --------


                                            YEAR ENDED
                                         DECEMBER 31, 1996
(DOLLARS IN THOUSANDS)                  AMOUNT   % OF LOANS
============================================================
BREAKDOWN OF LOAN RECEIVABLES:
Commercial, financial & agricultural   $ 59,624       32.57%
Real Estate - Mortgage                   90,156       49.25%
Real Estate - Construction               14,875        8.13%
Consumer                                 18,394       10.05%
                                       --------  -----------


Total loans                            $183,049      100.00%

Less: Allowance for Loan Losses           3,745
                                       --------

Net Loans                              $179,304
                                       ========


     As of December 31, 2000, gross loans outstanding were $410.9 million, an increase of $71.7 million or 21% over the December 31, 1999 balance of $339.2 million. Most of this growth was attributable to growth in real estate loans. Real estate mortgage loans grew $38.3 million in 2000, while real estate construction loans grew $19.6 million in 2000. The Company experienced an increase of $13.2 million in the commercial loan portfolio. As a percentage of the Company's total loan portfolio, real estate mortgage loans represented 55.79% in 2000, 56.29% in 1999 and 52.11% in 1998. Over the same period commercial loans represented 23.58%, 24.66% and 29.68% of the Company's total loan portfolio, respectively. Real estate construction loans made up 14.34%, 11.60% and 9.92% of the Company's total loan portfolio at December 31, 2000, 1999 and 1998, respectively. Consumer loans represented 6.29%, 7.46% and 8.29% of the Company's total loan portfolio at December 31, 2000, 1999 and 1998, respectively.

     Mortgage loans held for sale were $1.6 million at December 31, 2000, a decrease of $122,000 over the December 31, 1999 balance of $1.7 million which represented a decrease of $7.6 million over the December 31, 1998 balance of $9.3 million.

Table 7 identifies the maturities of all loans as of December 31, 2000 and addresses the sensitivity of these loans to changes in interest rates.

TABLE  7  -  MATURITY  AND  REPRICING  DATA  FOR  LOANS


                                                      After one year
                                        Within one     through five    After five
(DOLLARS IN THOUSANDS)                 YEAR OR LESS        YEARS          YEARS     TOTAL LOANS
================================================================================================
Commercial, financial & agricultural   $      80,754  $        11,812  $     4,316  $     96,882
Real Estate - Mortgage                       155,023           32,396       41,841       229,260
Real Estate - Commercial                      53,612            3,064        2,263        58,939
Consumer                                       9,161           13,208        3,489        25,858
------------------------------------------------------------------------------------------------

Total Loans                            $     298,550  $        60,480  $    51,909  $    410,939
================================================================================================
Total fixed rate loans                        19,433           60,480       51,909       131,822
Total floating rate loans                    279,117                -            -       279,117
------------------------------------------------------------------------------------------------

Total loans                            $     298,550  $        60,480  $    51,909  $    410,939
------------------------------------------------------------------------------------------------

ASSET  QUALITY
     At December 31, 2000, approximately 9% of the Company's portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses. Additionally, the real estate loan portfolio can be affected by the condition of the local real estate markets. Non-real estate commercial loans also can be affected by local economic conditions.

     The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The amount of the provision and level of the allowance is based on management's judgment of potential losses within the Company's loan portfolio, loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio and general economic climate.

NON-PERFORMING  ASSETS
          Non-performing assets, comprised of non-accrual loans, other real estate owned and loans for which payments are more than 90 days past due totaled $6.1 million at December 31, 2000 compared to $3.6 million at December 31, 1999. This increase represents some degree of parallel between credit-related issues in the Bank's loan portfolio and general economic conditions. While the Bank has recognized a small number of larger relationships classified as non-performing, efforts are underway to reduce the amount of relationships so classified. Larger relationships included in non-performing loans at December 31, 2000 are collateralized, and the Bank does not anticipate significant losses.

           It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when a loan is placed on non-accrual status and any interest previously accrued but not collected is reversed against current income.

A summary of non-performing assets at December 31 for each of the years presented is shown in table 8.

TABLE  8  -  NON-PERFORMING  ASSETS

(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------
YEAR                                                 2000     1999     1998     1997     1996
-----------------------------------------------------------------------------------------------
Non-accrual loans                                   $5,421   $2,866   $3,292   $3,075   $3,951
Loans 90 days or more past due and still accruing      545      645      328      586    1,143
     Total non-performing loans                      5,966    3,511    3,620    3,661    5,094
 All other real estate owned                           112       44      545        -      333
     Total non-performing assets                    $6,078   $3,555   $4,165   $3,661   $5,427

AS A PERCENT OF TOTAL LOANS AT YEAR END
Non-accrual loans                                     1.32%    0.84%    1.09%    1.28%    2.16%
Loans 90 days or more past due and still accruing     0.13%    0.19%    0.11%    0.24%    0.62%
Total non-performing assets                           1.48%    1.05%    1.38%    1.52%    2.96%

      At December 31, 2000 the Company had non-performing loans, defined as non-accrual and accruing loans past due more than 90 days, of $6.0 million or 1.45% of total loans. Non-performing loans for 1999 were $3.5 million, or 1.03% of total loans and $3.6 million, or 1.20% of total loans for 1998. Interest that would have been recorded on non-accrual loans for the years ended December 31, 2000, 1999 and 1998, had they performed in accordance with their original terms, amounted to approximately $508,000, $333,000 and $398,000 respectively. Interest income on non-accrual loans included in the results of operations for 2000, 1999, and 1998 amounted to approximately $94,000, $61,000 and $305,000, respectively. The interest income collected on non-accrual loans in 1998 consists primarily of income collected through the restructuring of one large commercial relationship in December 1998.

     Management continually monitors the loan portfolio to ensure that all loans potentially having a material adverse impact on future operating results, liquidity or capital resources have been classified as non-performing. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.


ALLOWANCE  FOR  LOAN  LOSSES
     The allowance for loan losses totaled $4.7 million, representing 1.15% of total loans outstanding at December 31, 2000. For December 31, 1999 and 1998, the allowance for loan losses amounted to $3.9 million, or 1.16% of total loans outstanding and $4.1 million, or 1.37% of total loans outstanding, respectively. To determine the allowance needed, management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management's opinion, deserve current recognition in estimating possible credit losses.

     Whenever a loan, or portion thereof, is considered by management to be uncollectible, it is charged against the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The Company does not currently allocate the allowance for loan losses to the various loan categories. There were no significant changes in the methods and assumptions used to determine the adequacy of the allowance during 2000. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific loan problems.

     Total non-performing assets were $6.1 million in 2000, $3.6 million in 1999 and $4.2 million in 1998. The ratio of net charge-offs to average total loans was 0.29% in 2000, 0.20% in 1999 and 0.25% in 1998. The ratio of non-performing assets to total loans was 1.48% at December 31, 2000, as compared to 1.05% and 1.38% at December 31, 1999 and 1998, respectively.


Table 9 presents an analysis of the allowance for loan losses, including charge-off activity.

TABLE  9  -  ANALYSIS  OF  ALLOWANCE  FOR  LOAN  LOSSES

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                              2000            1999            1998            1997            1996
=============================================================================================================================
RESERVE FOR LOAN LOSSES AT BEGINNING OF YEAR   $       3,924   $       4,137   $       4,375   $       3,745   $       3,880

LOANS CHARGED OFF:
Commercial, financial, and agricultural                  857             485             608               8           1,012
Real estate - mortgage                                    10              25               -               -               -
Real estate - construction                                36               -               -               -               -
Consumer                                                 255             195             138             131             129

Total loans charged off                        $       1,158   $         705   $         746   $         139   $       1,141
-----------------------------------------------------------------------------------------------------------------------------

RECOVERIES OF LOSSES PREVIOUSLY CHARGED OFF:

Commercial, financial, and agricultural                   20              24              39              60               -
Real estate - mortgage                                     -               -               -               -               -
Real estate - construction                                 -               -               -               -               -
Consumer                                                  48              43              24              12              26
-----------------------------------------------------------------------------------------------------------------------------

Total recoveries                               $          68   $          67   $          63   $          72   $          26
-----------------------------------------------------------------------------------------------------------------------------

Net loans charged off                          $       1,090   $         638   $         683   $          67   $       1,115

Provision for loan losses                              1,879             425             445             697             980
-----------------------------------------------------------------------------------------------------------------------------

Reserve for loan losses at end of year         $       4,713   $       3,924   $       4,137   $       4,375   $       3,745
=============================================================================================================================

Loans charged off net of recoveries, as
a percent of average loans outstanding                  0.29%           0.20%           0.25%           0.03%           0.68%

DEPOSITS
     The Company primarily uses deposits to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses. Deposit accounts include checking, savings, money market and certificates of deposit. Certificates of deposit in amounts of $100,000 or more totaled $129.1 million at December 31, 2000, $89.3 million and $75.1 million at December 31, 1999 and 1998, respectively. The majority of these deposits are from customers who reside or own businesses in the Bank's primary service area, and therefore, are believed by the Bank to be stable, and for all practicable purposes, no more rate sensitive than core deposits.

     As of December 31, 2000, total deposits were $450.1 million, an increase of $73.4 million or 19% increase over the December 31, 1999 balance of $376.6 million. The increase in deposits is primarily attributable to growth in time deposits which resulted from deposit campaigns throughout 2000.

Table 10 is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2000.

TABLE  10  -  MATURITIES  OF  TIME  DEPOSITS  OVER  $100,000

(DOLLARS IN THOUSANDS)
================================================

MATURITY PERIOD                          Amount
================================================
Three months or less                    $ 34,756
Over three months through six months      29,855
Over six months through twelve months     34,887
Over twelve months                        29,614
                                        --------
     Total                              $129,112
                                        ========

BORROWED  FUNDS
     The Company has access to various short-term borrowings, including the purchase of Federal Funds and borrowing arrangements from the FHLB and other financial institutions. At December 31, 2000, FHLB borrowings totaled $21.4 million compared to $14.5 million at December 31, 1999 and $13.6 million at December 31, 1998. Average FHLB borrowings for 2000 were $15.8 million, compared to average balances of $13.5 million for 1999 and $15.3 million for 1998. The maximum amount of outstanding FHLB borrowings was $21.4 million in 2000, and $14.5 in 1999 and $21.8 in 1998. The FHLB advances outstanding at December 31, 2000 had both fixed and adjustable interest rates ranging from 5.86% to 6.49%. Approximately $4.0 million of the FHLB advances outstanding mature prior to December 31, 2001. Additional information regarding FHLB advances is provided in note 7 to the consolidated financial statements.

     Demand notes payable to the U. S. Treasury amounted to approximately $1.6 million at December 31, 2000 and 1999, and approximately $139,000 at December 31, 1998.


CAPITAL  RESOURCES
     Shareholders' equity at December 31, 2000 was $43.0 million compared to $38.0 million and $35.9 million at December 31, 1999 and 1998, respectively. At December 31, 2000, unrealized gains and losses net of tax in the available-for-sale securities portfolio amounted to a gain of approximately $4,000. For the years ended December 31, 1999 and 1998, unrealized gains and losses net of tax in the available-for-sale securities portfolio amounted to a loss of approximately $920,000 and a gain of approximately $459,000, respectively. Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. Average shareholders' equity as a percentage of total average assets was 9.13%, 9.43% and 9.00% for 2000, 1999 and 1998. The return on average shareholders' equity was 12.55% at December 31, 2000 as compared to 11.54% and 12.04% as of December 31, 1999 and
December  31,  1998,  respectively.

     Under regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity less all intangible assets and goodwill. The Company's Tier I capital ratio was 10.11%, 10.99% and 11.04% at December 31, 2000, 1999 and 1998, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 11.22%, 12.11% and 12.29% at December 31, 2000, 1999 and 1998, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required by the FDIC to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 9.10%, 9.21% and 9.41% at December 31, 2000, 1999 and 1998, respectively.

     A Bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at December 31, 2000, 1999 and 1998, respectively.

The Company's key equity ratios as of December 31, 2000, 1999 and 1998 are presented in Table 11:

TABLE  11  -  EQUITY  RATIOS

                                 YEARS ENDED DECEMBER 31,
                                   2000    1999    1998
=========================================================
Return on average assets           1.15%   1.09%   1.08%
Return on average equity          12.55%  11.54%  12.04%
Dividend payout ratio             23.39%  23.84%  22.61%
Average equity to average assets   9.13%   9.43%   9.00%

COMPANY  REORGANIZATION
     Effective August 31, 1999, the Bank completed the process of converting to the holding company form of organization. The Bank is now a subsidiary of the Company, a one-bank holding company, headquartered in Newton, North Carolina.

     As a result of the reorganization, each share of the Bank's common stock was automatically converted into one share of the Company's common stock. The Company is now the sole shareholder of the Bank. The corporate reorganization was accounted for in a manner similar to a pooling of interest.

     The Company's Board of Directors is composed of the same persons who are directors of the Bank. Robert C. Abernethy, Chairman of the Board of the Bank, is also Chairman of the Company's Board of Directors. The Bank's President and Chief Executive Officer, Tony W. Wolfe, is also President and Chief Executive
Officer of the Company. Joseph F. Beaman, Jr., who serves as Executive Vice President, Chief Financial Officer and Corporate Secretary of the Bank also serves as Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer of the Company.

            QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

     The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of the Company's loan and deposit portfolios is such that a significant decline (increase) in interest rates may adversely impact net market values and interest income. Management seeks to manage the risk through the utilization of its investment securities and off balance sheet derivative instruments. During the years ended December 31, 2000, 1999 and 1998, the Company has used interest rate contracts to manage market risk. In 1998, the Company entered into an interest rate cap to protect certain designated deposit accounts from the upward effects of repricing in the event of an increasing rate environment. The total cost of the interest rate cap arrangement was $21,600, which was expensed on a straight-line basis for the life of the instrument. For the years ended December 31, 2000, 1999 and 1998, the Company expensed $3,200, $22,944 and $31,747, respectively, related to derivative financial instruments. The Company had no off-balance sheet derivative financial instruments at December 31, 2000.

     Table 12 presents in tabular form the contractual balances and the estimated fair value of the Company's on-balance sheet financial instruments and the notional amount and estimated fair value of the Company's off-balance sheet derivative instruments at their expected maturity dates for the period ended December 31, 2000. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment at December 31, 2000. For core deposits without contractual maturity (i.e. interest bearing checking, savings, and money market accounts), the table presents principal cash flows based on management's judgment concerning their most likely runoff or repricing behaviors.

TABLE  12-  MARKET  RISK  TABLE

(IN THOUSANDS)                                       PRINCIPAL/NOTIONAL AMOUNT MATURING IN:

                                         YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
LOANS RECEIVABLE                            2001            2002            2003        2004 & 2005     THEREAFTER    TOTAL
=============================================================================================================================
Fixed rate                             $      30,709   $      12,400   $      12,187   $      33,659   $    31,177   $120,132

     Average interest rate                      9.43%           9.92%           9.70%           8.86%         8.52%
Variable rate                          $     278,382   $       1,584   $       1,993   $       5,167   $     3,680   $290,807
     Average interest rate                      8.76%           8.49%           8.11%           7.86%         8.86%


INVESTMENT SECURITIES                              .
=============================================================================================================================
Interest bearing cash                  $         306   $           -   $           -   $           -   $         -   $    306
     Average interest rate                      6.26%              -               -               -             -
Federal funds sold                     $       5,020   $           -   $           -   $           -   $         -   $  5,020
     Average interest rate                      6.14%              -               -               -             -
Securities available for sale          $       3,989   $       6,510   $       2,553   $      14,289   $    44,224   $ 71,565
     Average interest rate                      6.93%           5.41%           6.93%           6.93%         7.01%
Nonmarketable equity securities        $           -   $           -   $           -   $           -   $     2,399   $  2,399
     Average interest rate                         -               -               -               -             -


DEBT OBLIGATIONS
=============================================================================================================================
Deposits                               $     242,330   $     100,560   $      38,261   $      34,788   $    34,135   $450,073
     Average interest rate                      6.14%           6.71%           6.38%           5.76%         4.24%
Advances from FHLB                     $       4,000   $           -   $         357   $       5,000   $    12,000   $ 21,357
     Average interest rate                      6.35%              -            5.86%           6.16%         6.04%
Demand Notes payable to U.S. Treasury  $       1,600   $           -   $           -   $           -   $         -   $  1,600
     Average interest rate                      6.49%              -               -               -             -



LOANS RECEIVABLE                       FAIR VALUE
===================================================
Fixed rate                             $   116,550

     Average interest rate
Variable rate                          $   290,402
     Average interest rate


INVESTMENT SECURITIES
===================================================
Interest bearing cash                  $       306
     Average interest rate
Federal funds sold                     $     5,020
     Average interest rate
Securities available for sale          $    71,565
     Average interest rate
Nonmarketable equity securities        $     2,399
     Average interest rate


DEBT OBLIGATIONS
===================================================
Deposits                               $   465,912
     Average interest rate
Advances from FHLB                     $    22,217
     Average interest rate
Demand Notes payable to U.S. Treasury  $     1,600
     Average interest rate

                     MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

     Peoples Bancorp common stock is traded on the over-the-counter (OTC) market and quoted on the Nasdaq National Market, under the symbol "PEBK". Peoples Bancorp stock is marketed by IJL/Wachovia and Scott & Stringfellow, Inc.

     Although the payment of dividends by the Company is subject to certain requirements and limitations of North Carolina corporate law, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends and repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations). Based on its current financial condition, the Bank does not expect that this provision will have any impact on the Bank's ability to pay dividends.

     As of March 7, 2001, the Company had 663 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. The market price for the Company's common stock was $14.25 on March 7, 2001.

     Following  is  certain  market  and  dividend  information for the last two fiscal years. Information for quarters prior to the third quarter of 1999 relates to the Bank's common stock. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

                             MARKET AND DIVIDEND DATA


                                                      CASH DIVIDEND
2000                    LOW BID        HIGH BID        PER SHARE *

   First Quarter       $  11.591      $   13.636      $         0.09

   Second Quarter      $  12.159      $    16.25      $         0.10

   Third Quarter       $   12.00      $   13.625      $         0.10

   Fourth Quarter      $  11.625      $    13.50      $         0.10

                                                      CASH DIVIDEND
1999                   LOW BID*       HIGH BID*       PER SHARE *

   First Quarter       $   15.30      $    19.55      $         0.08

   Second Quarter      $   17.27      $    19.55      $         0.08

   Third Quarter       $   15.91      $    18.18      $         0.09

   Fourth Quarter      $   13.18      $    16.36      $         0.09

* Shares outstanding and per share computations have been restated to reflect a 10% stock dividend during second quarter 2000 and the 3 for 2 stock split during first quarter 1999.

                      DIRECTORS AND OFFICERS OF THE COMPANY

DIRECTORS
---------

ROBERT C. ABERNETHY - CHAIRMAN
------------------------------
Chairman of the Board, Peoples Bancorp of North Carolina, Inc. and Peoples Bank; President, Secretary and Treasurer, Carolina Glove Company, Inc. (glove manufacturer)

JAMES S. ABERNETHY
------------------
President and Assistant Secretary, Midstate Contractors, Inc. (paving company)

BRUCE R. ECKARD
---------------
President, Eckard Vending Company, Inc. (vending machine servicer)

JOHN H. ELMORE, JR.
-------------------
Chairman of the Board, Chief Executive Officer an Treasurer; Elmore Construction Company, Inc.

B. E. MATTHEWS
--------------
Chief Executive Officer and Director, Matthews Construction Company, Inc.

CHARLES F. MURRAY
-----------------
President, Murray's Hatchery, Inc.

LARRY E. ROBINSON
-----------------
President and Chief Executive Officer, Blue Ridge Distributing Co., Inc. (beer and wine distributor) & President and Chief Executive Officer, Associated Brands, Inc. (beer and wine distributor)

FRED L. SHERRILL, JR.
---------------------
Retired (furniture manufacturing executive)

DAN RAY TIMMERMAN, SR.
-------------------------
President, Timmerman Manufacturing, Inc. (wrought iron furniture manufacturer)

BENJAMIN I. ZACHARY
---------------------
General Manager, Treasurer, Secretary and Member of the Board of Directors, Alexander Railroad Company

OFFICERS
--------

TONY W. WOLFE
---------------
President and Chief Executive Officer

JOSEPH F. BEAMAN, JR.
------------------------
Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer

GEORGE S. EARP
----------------
Vice President - Finance and Assistant Treasurer

N. MICHAEL HAMRA
------------------
Vice President - Risk Management Services and Assistant Corporate Secretary

KRISSY O. PRICE
-----------------
Assistant Vice President and Assistant Corporate Secretary

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To  the  Board  of  Directors  and  Shareholders
Peoples  Bancorp  of  North  Carolina,  Inc.
Newton,  North  Carolina:


We have audited the accompanying consolidated balance sheets of Peoples Bancorp of North Carolina, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp of North Carolina, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/  PORTER KEADLE MOORE, LLP

Atlanta,  Georgia
January  12,  2001

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     Assets
                                     ------

                                                                             2000          1999
                                                                         ------------  ------------

Cash and due from banks, including reserve requirements
    of $4,739,000 and $4,009,000                                         $ 13,619,197   14,067,311
Federal funds sold                                                          5,020,000    2,930,000
                                                                         ------------  ------------

        Cash and cash equivalents                                          18,639,197   16,997,311

Investment securities available for sale                                   71,564,844   62,498,359
Other investments                                                           2,398,873    1,345,100
Mortgage loans held for sale                                                1,563,700    1,685,472
Loans, net                                                                406,226,100  335,273,577
Premises and equipment, net                                                12,907,968    9,342,582
Accrued interest receivable and other assets                                5,701,105    5,292,453
                                                                         ------------  ------------

                                                                         $519,001,787  432,434,854
                                                                         ============  ============

                           Liabilities and Shareholders' Equity
                           ------------------------------------
Deposits:
    Demand                                                               $ 52,793,390   53,506,430
    Interest-bearing demand                                                34,620,234   31,752,477
    Savings                                                                83,207,677   77,556,576
    Time, $100,000 or more                                                129,111,812   89,306,653
    Other time                                                            150,340,229  124,512,233
                                                                         ------------  ------------

        Total deposits                                                    450,073,342  376,634,369

Demand notes payable to U. S. Treasury                                      1,600,000    1,600,000
Federal Home Loan Bank advances                                            21,357,142   14,500,000
Accrued interest payable and other liabilities                              2,932,284    1,702,006
                                                                         ------------  ------------

        Total liabilities                                                 475,962,768  394,436,375
                                                                         ------------  ------------

Commitments

Shareholders' equity:
    Preferred stock, no par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                            -            -
    Common stock, no par value; authorized 20,000,000 shares;
        issued and outstanding 3,218,714 in 2000 and 2,926,318 in 1999     36,407,798   31,729,462
    Retained earnings                                                       6,627,533    7,189,417
    Accumulated other comprehensive income (loss)                               3,688     (920,400)
                                                                         ------------  ------------

        Total shareholders' equity                                         43,039,019   37,998,479
                                                                         ------------  ------------

                                                                         $519,001,787  432,434,854
                                                                         ============  ============


See  accompanying  notes  to  consolidated  financial  statements.

                            PEOPLES BANCORP OF NORTH CAROLINA, INC.

                              CONSOLIDATED STATEMENTS OF EARNINGS

                     FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                             2000         1999         1998
                                                         ------------  -----------  ----------

Interest income:
    Interest and fees on loans                           $36,423,973   28,375,391   24,885,434
    Interest on federal funds sold                           281,659      338,941      323,149
    Interest on investment securities:
        U. S. Treasuries                                      16,572       50,221       85,079
        U. S. Government agencies                          2,977,459    2,297,645    2,236,446
        State and political subdivisions                     988,020      973,744      881,058
        Other                                                171,600      266,097      803,939
                                                         ------------  -----------  ----------

        Total interest income                             40,859,283   32,302,039   29,215,105
                                                         ------------  -----------  ----------

Interest expense:
    Interest-bearing demand deposits                         455,504      430,253      547,343
    Savings deposits                                       3,303,980    2,925,123    2,472,910
    Time deposits                                         14,566,875   10,653,642   10,596,180
    Federal Home Loan Bank advances                          974,036      735,752      874,896
    Other                                                    131,705       45,501       48,639
                                                         ------------  -----------  ----------

        Total interest expense                            19,432,100   14,790,271   14,539,968
                                                         ------------  -----------  ----------

        Net interest income                               21,427,183   17,511,768   14,675,137

Provision for loan losses                                  1,879,100      425,000      445,000
                                                         ------------  -----------  ----------

    Net interest income after provision for loan losses   19,548,083   17,086,768   14,230,137
                                                         ------------  -----------  ----------

Other income:
    Service charges on deposit accounts                    1,588,390    1,326,810    1,186,600
    Other service charges and fees                           367,352      298,454      281,542
    Gain (loss) on sale of securities                       (483,472)     (34,824)     168,448
    Mortgage banking income                                  241,007      740,031    1,049,402
    Insurance and brokerage commissions                      168,557      129,786      152,630
    Miscellaneous                                          2,033,930      919,804      807,331
                                                         ------------  -----------  ----------

        Total other income                                 3,915,764    3,380,061    3,645,953
                                                         ------------  -----------  ----------

Other expenses:
    Salaries and employee benefits                         8,899,285    7,737,404    6,353,745
    Occupancy                                              2,509,720    2,230,448    1,955,803
    Other operating                                        4,099,972    3,863,652    3,710,861
                                                         ------------  -----------  ----------

        Total other expenses                              15,508,977   13,831,504   12,020,409
                                                         ------------  -----------  ----------

        Earnings before income taxes                       7,954,870    6,635,325    5,855,681

Income tax expense                                         2,576,400    2,093,380    1,846,483
                                                         ------------  -----------  ----------

        Net earnings                                     $ 5,378,470    4,541,945    4,009,198
                                                         ============  ===========  ==========

        Net earnings per share                           $      1.67         1.41         1.31
                                                         ============  ===========  ==========


See  accompanying  notes  to  consolidated  financial  statements.


                                  PEOPLES BANCORP OF NORTH CAROLINA, INC.

                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                Accumulated
                                               Common  Stock                      Other
                                         ------------------------   Retained   Comprehensive
                                           Shares       Amount      Earnings      Income        Total
                                         ----------  ------------  -----------  -----------  -----------
Balance, December 31, 1997               2,553,000   $23,942,905      632,573      355,011   24,930,489

Issuance of common stock                   373,500     7,787,467            -            -    7,787,467

Cash dividends declared
     ($.28 per share)                            -             -     (906,600)           -     (906,600)

Net earnings                                     -             -    4,009,198            -    4,009,198

Change in net unrealized
     gain (loss) on investment
     securities available for
     sale, net of tax                            -             -            -      103,581      103,581
                                         ----------  ------------  -----------  -----------  -----------

Balance, December 31, 1998               2,926,500   $31,730,372    3,735,171      458,592   35,924,135

Cash paid in lieu of fractional
   shares                                     (182)         (910)      (4,961)           -       (5,871)

Cash dividends declared
     ($0.34 per share)                           -             -   (1,082,738)           -   (1,082,738)

Net earnings                                     -             -    4,541,945            -    4,541,945

Change in net unrealized
     gain (loss) on investment
     securities available for
     sale, net of tax                            -             -            -   (1,378,992)  (1,378,992)
                                         ----------  ------------  -----------  -----------  -----------

Balance, December 31, 1999               2,926,318   $31,729,462    7,189,417     (920,400)  37,998,479

10% stock dividend                         292,396     4,678,336   (4,678,336)           -            -

Cash paid in lieu of fractional shares           -             -       (3,775)           -       (3,775)

Cash dividends declared
     ($0.39 per share)                           -             -   (1,258,243)           -   (1,258,243)

Net earnings                                     -             -    5,378,470            -    5,378,470

Change in net unrealized
     gain (loss) on investment
     securities available for
     sale, net of tax                            -             -            -      924,088      924,088
                                         ----------  ------------  -----------  -----------  -----------

Balance, December 31, 2000               3,218,714   $36,407,798    6,627,533        3,688   43,039,019
                                         ==========  ============  ===========  ===========  ===========


See  accompanying  notes  to  consolidated  financial  statements.

                                 PEOPLES BANCORP OF NORTH CAROLINA, INC.

                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                        2000         1999        1998
                                                                     ----------  -----------  ----------

Net earnings                                                         $5,378,470   4,541,945   4,009,198
                                                                     ----------  -----------  ----------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on investment
      securities available for sale                                   1,030,186  (2,293,615)    338,115
   Reclassification adjustment for (gains) losses on
      sales of investment securities available for sale                 483,472      34,824    (168,448)
                                                                     ----------  -----------  ----------
         Total other comprehensive income (loss),
            before income taxes                                       1,513,658  (2,258,791)    169,667
                                                                     ----------  -----------  ----------


Income tax expense (benefit) related to other comprehensive income:
   Unrealized holding gains (losses) on investment
      securities available for sale                                     401,258    (893,363)    131,696
   Reclassification adjustment for (gains) losses on
      sales of investment securities available for sale                 188,312      13,564     (65,610)
                                                                     ----------  -----------  ----------
         Total income tax expense (benefit) related to
           other comprehensive income                                   589,570    (879,799)     66,086
                                                                     ----------  -----------  ----------
         Total other comprehensive income (loss),
            net of tax                                                  924,088  (1,378,992)    103,581
                                                                     ----------  -----------  ----------

         Total comprehensive income                                  $6,302,558   3,162,953   4,112,779
                                                                     ==========  ===========  ==========


See  accompanying  notes  to  consolidated  financial  statements.

                                  PEOPLES BANCORP OF NORTH CAROLINA, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                       2000          1999          1998
                                                                  -------------  ------------  ------------

Cash  flows  from  operating  activities:
   Net earnings                                                   $  5,378,470     4,541,945     4,009,198
   Adjustments to reconcile net earnings to net
      cash provided (used) by operating activities:
         Depreciation, amortization and accretion                    1,531,860     1,794,646     1,642,559
         Provision for loan losses                                   1,879,100       425,000       445,000
         Provision for deferred taxes                                 (246,511)      915,285       359,486
         Loss (gain) on sale of investment securities                  483,472        34,824      (168,448)
         Loss (gain) on sale of premises and equipment                (598,308)       12,925        (1,503)
         Loss (gain) on sale of mortgage loans                         292,796       369,583        44,659
         Loss (gain) on sale of other real estate                       (9,226)       64,943       (30,009)
         Change in:
            Other assets                                            (1,090,782)   (1,006,947)     (763,080)
            Other liabilities                                        1,230,278      (797,420)     (427,536)
            Mortgage loans held for sale                              (171,024)    7,204,762    (6,562,004)
                                                                  -------------  ------------  ------------

               Net cash provided (used) by operating activities      8,680,125    13,559,546    (1,451,678)
                                                                  -------------  ------------  ------------

Cash flows from investing activities:
   Purchase of investment securities available for sale            (33,291,361)  (23,737,969)  (43,374,408)
   Proceeds from calls and maturities of investment securities
      available for sale                                             7,139,920    15,076,886    25,818,882
   Proceeds from sales of investment securities available
      for sale                                                      18,129,483     6,896,296     7,616,174
   Change in other investments                                      (1,053,773)      150,200     1,524,300
   Net change in loans                                             (72,926,623)  (38,273,585)  (62,974,283)
   Purchases of premises and equipment                              (2,243,860)   (1,857,657)   (2,109,610)
   Proceeds from sale of premises and equipment                      1,916,505         4,500         4,900
   Construction in progress                                         (3,779,053)     (870,284)            -
   Improvements to other real estate                                         -      (241,951)     (167,445)
   Proceeds from sale of other real estate                              36,426       740,962       400,138
                                                                  -------------  ------------  ------------

               Net cash used by investing activities               (86,072,336)  (42,112,602)  (73,261,352)
                                                                  -------------  ------------  ------------

Cash flows from financing activities:
   Net change in deposits                                           73,438,973    26,566,991    74,674,475
   Net change in demand notes payable to U. S. Treasury                      -     1,460,765    (1,677,366)
   Net change in FHLB borrowings                                     6,857,142       857,143    (8,142,823)
   Cash dividends                                                   (1,258,243)   (1,082,738)     (906,600)
   Proceeds from issuance of common stock, net of offering costs             -             -     7,787,467
   Cash paid in lieu of fractional shares                               (3,775)       (5,871)            -
                                                                  -------------  ------------  ------------

            Net cash provided by financing activities               79,034,097    27,796,290    71,735,153
                                                                  -------------  ------------  ------------

Net change in cash and cash equivalents                              1,641,886      (756,766)   (2,977,877)

Cash and cash equivalents at beginning of year                      16,997,311    17,754,077    20,731,954
                                                                  -------------  ------------  ------------

Cash and cash equivalents at end of year                          $ 18,639,197    16,997,311    17,754,077
                                                                  =============  ============  ============


                         PEOPLES BANCORP OF NORTH CAROLINA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                        2000         1999        1998
                                                     -----------  ----------  -----------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                       $18,952,793  14,812,486   14,563,557
      Income taxes                                   $ 2,663,000   1,000,000    2,029,431

Noncash investing and financing activities:
   Change in net unrealized gain/loss on investment
      securities available for sale, net of tax      $   924,088  (1,378,992)     103,581
   Transfer of loans to other real estate            $    95,000     123,451      747,538
   Financed sales of other real estate               $         -      60,000            -


See  accompanying  notes  to  consolidated  financial  statements.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization
     ------------
     Peoples Bancorp of North Carolina, Inc. (Bancorp) received regulatory approval to operate as a bank holding company on July 22, 1999, and became effective August 31, 1999. Bancorp is primarily regulated by the Federal Reserve Bank, and serves as the one bank holding company for Peoples Bank.

     Peoples Bank (the "Bank") commenced business in 1912 upon receipt of its banking charter from the North Carolina State Banking Commission (the "SBC"). The Bank is primarily regulated by the SBC and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies. The Bank, whose main office is in Newton, North Carolina, provides a full range of commercial and consumer banking services primarily in Catawba, Alexander and Lincoln counties in North Carolina.

     Peoples Investment Services, Inc. is a wholly owned subsidiary of the Bank, which began operations in 1996 to provide investment and trust services through agreements with an outside party.

     Peoples Real Estate and Appraisal Services, Inc. is a wholly owned subsidiary of the Bank which began operations in 1997 to provide real estate appraisal and property management services to individuals and commercial customers of the Bank.

     Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank, along with its wholly owned subsidiaries, Peoples Investment Services, Inc. and Peoples Real Estate and Appraisal Services, Inc. (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Basis  of  Presentation
     -----------------------
     The accounting principles followed by the Company, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

     Investment  Securities
     ----------------------
     The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2000 and 1999, the Company had classified all of its investment securities as available for sale.

     Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are recognized currently in earnings. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

     A decline in the market value of any available for sale investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Other  Investments
     ------------------

     Other investments include equity securities with no readily determinable fair value. These investments are carried at cost.

     Mortgage  Loans  Held  for  Sale
     --------------------------------
     Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2000 and 1999, the cost of mortgage loans held for sale approximates the market value.

     Loans  and  Allowance  for  Loan  Losses
     ----------------------------------------
     Loans are stated at principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

     Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected.

     Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings when such loans are placed on nonaccrual status.

     The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

     Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

     Mortgage  Banking  Activities
     -----------------------------
     Mortgage banking income represents net gains from the sale of mortgage loans and fees received from borrowers and loan investors related to the Company's origination of single-family residential mortgage loans.

     Mortgage servicing rights represent the unamortized cost of purchased and originated contractual rights to service mortgages for others in exchange for a servicing fee. Mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically adjusted for actual prepayments of the underlying mortgage loans. Servicing assets amounted to $920,119 and $970,318 at December 31, 2000 and 1999,
     respectively. The Company recognized servicing assets of approximately $172,000, $610,000 and $457,000 during 2000, 1999 and 1998, respectively, and amortized approximately $220,000, $212,000 and $92,0000 during 2000, 1999 and 1998, respectively.

     Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of mortgage loans serviced for others was $97,899,017 and $91,194,374 at December 31, 2000 and 1999,
     respectively.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Premises  and  Equipment
     ------------------------
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to income as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

          Buildings  and  improvements             10  -  50  years
          Furniture  and  equipment                 3  -  10  years

     Income  Taxes
     -------------
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     Intangible  Assets
     ------------------
     Deposit base premiums, representing the cost of acquiring deposits from other financial institutions, are being amortized by charges to earnings over seven years using the straight-line method. Amortization of deposit base premiums was approximately $174,000 for 2000, 1999, and 1998.

     Derivative  Financial  Instruments
     ----------------------------------
     All derivative financial instruments held by the Company are held for purposes other than trading. The Company uses interest rate floors and caps for interest rate risk management. The net interest payable or receivable on floors and caps is accrued and recognized as an adjustment to interest income or interest expense of the related asset or liability. Premiums paid for purchased floors and caps are amortized over the shorter of the term of the instrument or the related asset or liability. Upon early termination, the net proceeds received or paid, including premiums, are deferred and included in other assets or liabilities and amortized over the shorter of the remaining contract life or the maturity of the related asset or liability. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any other related premium is recognized in earnings.

     Net  Earnings  Per  Common  Share
     ---------------------------------
     Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. For the years ended December 31, 2000, 1999 and 1998, "net earnings per share" equaled "diluted earnings per share", as the potential common shares outstanding during the period had no effect on the computation. Net earnings per share for the years ended December 31, 2000, 1999 and 1998 are computed based on weighted average shares outstanding of 3,218,714, 3,218,714 and 3,058,160, respectively.

     During 1999, the Company declared a 3 for 2 stock split. Additionally, the Company declared and distributed a 10% stock dividend to its shareholders in April, 2000. All previously reported per share amounts have been restated to reflect the stock split and stock dividend.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Recent  Accounting  Pronouncements
     ----------------------------------
     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. This statement becomes effective for the Company on January 1, 2001. The Company believes the adoption of these standards will not have a material impact on its financial position, results of operations or liquidity.

(2)  CORPORATE  REORGANIZATION

     Effective August 31, 1999, Peoples Bank completed the process of converting to a holding company form of operation. Peoples Bancorp of North Carolina, Inc. has become the parent of Peoples Bank. Bancorp is a North Carolina, one-bank holding company, headquartered in Newton, North Carolina.

     Peoples Bank's shareholders approved the holding company reorganization at the Bank's annual meeting held in May, 1999. Regulatory approval was received on July 22, 1999. The holding company conversion was completed successfully on August 31, 1999. As a result of the conversion, each share of Bank $5 par value common stock was converted into one share of Bancorp no par value stock, and the Bank's common stock and additional paid-in capital accounts were combined into Bancorp's common stock account. Certain shareholders representing 182 shares were paid cash of $5,871 in lieu of the issuance of fractional shares. Bancorp is now the sole shareholder of the Bank.

(3)  INVESTMENT  SECURITIES
     Investment securities available for sale at December 31, 2000 and 1999 are as follows:

                                                  December 31, 2000
                                  -----------------------------------------------
                                                 Gross       Gross     Estimated
                                   Amortized   Unrealized  Unrealized     Fair
                                     Cost        Gains       Losses      Value
                                  -----------  ----------  ----------  ----------
U.S. Government agencies          $24,997,100     185,280      63,334  25,119,046
Mortgage-backed securities         24,396,834     141,760     320,829  24,217,765
State and political subdivisions   22,164,868     190,651     127,486  22,228,033
                                  -----------  ----------  ----------  ----------

    Total                         $71,558,802     517,691     511,649  71,564,844
                                  ===========  ==========  ==========  ==========

                                                  December 31, 1999
                                  -----------------------------------------------
                                               Gross       Gross       Estimated
                                  Amortized    Unrealized  Unrealized  Fair
                                  Cost         Gains       Losses      Value
                                  -----------  ----------  ----------  ----------

U.S. Treasuries                   $   900,117           -         398     899,719
U.S. Government agencies           23,830,736           -     456,322  23,374,414
Mortgage-backed securities         16,886,862      22,058     696,722  16,212,198
State and political subdivisions   22,388,260      96,955     473,187  22,012,028
                                  -----------  ----------  ----------  ----------

    Total                         $64,005,975     119,013   1,626,629  62,498,359
                                  ===========  ==========  ==========  ==========

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(3)  INVESTMENT  SECURITIES,  CONTINUED

     The amortized cost and fair value of investment securities available for sale at December 31, 2000, by contractual maturity, are shown below.
     Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Amortized     Estimated
                                    Cost      Fair  Value
                                 -----------  -----------
     Due within one year         $ 4,003,505    3,988,900
     Due from one to five years   23,169,647   23,351,468
     Due from five to ten years   16,911,171   17,009,845
     Due after ten years           3,077,645    2,996,866
     Mortgage-backed securities   24,396,834   24,217,765
                                 -----------  -----------
                                 $71,558,802   71,564,844
                                 ===========  ===========

     Proceeds from sales of securities available for sale during 2000, 1999, and 1998 were $18,129,483, $6,896,296, and $7,616,174, respectively. Gross gains of $39,788 and $168,448 for 1999 and 1998, respectively, along with gross losses of $483,472 and $74,612 for 2000 and 1999, respectively, were realized on those sales.

     Securities with a carrying value of approximately $26,022,000 and $20,113,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required by law.

(4)  LOANS
     Major classifications of loans at December 31, 2000 and 1999 are summarized as follows:

                                                 2000         1999
                                            ------------  ------------
     Commercial                             $ 96,881,936    83,644,317
     Real estate - mortgage                  229,260,731   190,920,815
     Real estate - construction               58,938,765    39,339,857
     Consumer                                 25,857,895    25,292,936
                                            ------------  ------------
          Total loans                        410,939,327   339,197,925
     Less allowance for loan losses            4,713,227     3,924,348
                                            ------------  ------------
                  Total net loans           $406,226,100   335,273,577
                                            ============  ============

     The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina which encompasses Catawba and Alexander counties and portions of Iredell and Lincoln counties.

     At December 31, 2000 and 1999, the Company had nonaccrual loans approximating $5,421,000 and $2,866,000, respectively. In addition, the Company had approximately $545,000 and $645,000 in loans past due more than ninety days and still accruing interest at December 31, 2000 and 1999, respectively. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2000, 1999, and 1998, had they performed in accordance with their original terms, amounted to approximately $508,000, $333,000, and $398,000, respectively. Interest income on nonaccrual loans included in the results of operations for 2000, 1999 and 1998 amounted to approximately $94,000, $61,000, and $305,000, respectively.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(4)  LOANS,  CONTINUED
     At December 31, 2000 and 1999, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $5,966,000 and $3,718,000, respectively, of which approximately $5,421,000 at December 31, 2000 and $2,866,000 at December 31, 1999 was on nonaccrual. The related allowance for loan losses on these loans was approximately $925,000 and $711,000 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans for the twelve months ended December 31, 2000 and 1999 was approximately $3,673,000 and $4,000,000, respectively. For the years ended December 31, 2000, 1999, and 1998, the Company recognized approximately $94,000, $61,000, and $264,000, respectively, of interest income on impaired loans.

     Changes  in  the  allowance  for  loan  losses  were  as  follows:

                                                       2000        1999        1998
                                                   -----------  -----------  ----------
     Balance at beginning of year                  $3,924,348    4,136,690   4,374,641
     Amounts charged off                           (1,158,381)    (705,277)   (746,280)
     Recoveries on amounts previously charged off      68,160       67,935      63,329
     Provision for loan losses                      1,879,100      425,000     445,000
                                                  ------------  -----------  ----------

     Balance at end of year                        $4,713,227    3,924,348   4,136,690
                                                  ============  ===========  ==========

(5)  PREMISES  AND  EQUIPMENT
     Major  classifications of premises and equipment are summarized as follows:

                                        2000        1999
                                    -----------  ----------
     Land                           $ 3,300,561   2,655,024
     Buildings and improvements       3,990,234   5,744,736
     Furniture and equipment          7,278,731   7,751,921
                                    -----------  ----------

                                     14,569,526  16,151,681
     Less accumulated depreciation    6,310,895   7,679,383
                                    -----------  ----------

                                      8,258,631   8,472,298
     Construction in progress         4,649,337     870,284
                                    -----------  ----------

                                    $12,907,968   9,342,582
                                    ===========  ==========

     Depreciation expense was $1,139,330, $1,174,761, and $988,988 for the years ended December 31, 2000, 1999, and 1998, respectively.

(6)  DEPOSITS
     At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

     2001                        $     208,205,223
     2002                               66,435,543
     2003                                4,137,017
     2004                                  144,880
     2005  and  thereafter                 529,378
                                 -----------------

                                 $     279,452,041
                                 =================

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(7)  FEDERAL  HOME  LOAN  BANK  ADVANCES
     The Bank has advances from the Federal Home Loan Bank ("FHLB") with monthly interest payments at various maturity dates and interest rates ranging from 5.86% to 6.49% at December 31, 2000. The FHLB advances are collateralized by a blanket assignment on all residential first mortgage loans that the Bank owns.

     Advances  from the FHLB outstanding at December 31, 2000 mature as follows:

     Year
     ----
     2001       $   4,000,000
     2003             357,142
     2005           5,000,000
     2010          12,000,000
                -------------

                $  21,357,142
                =============

     These borrowings are extended to the Bank under an extension of credit equal to 20% of the Bank's total assets. The Bank is required to purchase and hold certain amounts of FHLB stock in order to obtain FHLB borrowings. No ready market exists for the FHLB stock, and it has no quoted market value. The stock is redeemable at $100 per share subject to certain limitations set by the FHLB. At December 31, 2000 and 1999 the Bank owned FHLB stock amounting to approximately $1,206,000.

(8)  INCOME  TAXES
     The  provision  for  income  taxes  is  summarized  as  follows:

                                                    2000        1999        1998
                                                -----------  ----------  ----------
     Current                                    $2,822,911   1,178,095   1,486,997
     Deferred                                     (246,511)    915,285     359,486
                                                -----------  ----------  ----------

                                                $2,576,400   2,093,380   1,846,483
                                                ===========  ==========  ==========

     The differences between the provision for income taxes and the amount computed by applying the  statutory  federal  income tax rate to earnings before income taxes  are  as  follows:

                                                    2000        1999        1998
                                                -----------  ----------  ----------

     Pre-tax income at statutory rates (34%)    $2,704,656   2,256,010   1,990,932
     Differences:
     Tax exempt interest income                   (354,948)   (343,143)   (299,560)
     Nondeductible interest and other expense       64,717      54,805      32,789
     Other, net                                    (22,229)     30,642      (1,349)
     State taxes, net of federal benefit           184,204      95,066     123,671
                                                -----------  ----------  ----------

     Total                                      $2,576,400   2,093,380   1,846,483
                                                ===========  ==========  ==========

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(8)  INCOME  TAXES,  CONTINUED
     The following summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities. The net deferred tax asset is included as a component of other assets at December 31, 2000 and 1999.

                                                           2000        1999
                                                       -----------  ---------
     Deferred tax assets:
     Allowance for loan losses                         $ 1,341,505  1,124,657
     Amortizable intangible assets                         228,305    199,584
     Accrued retirement expense                            103,599    245,784
     Accrued contingent liabilities                         83,644     85,098
     Foreclosed real estate                                 24,669     25,098
     Income from non-accrual loans                         250,330    155,826
     Unrealized loss on available for sale securities            -    587,216
     Other                                                   9,076     41,308
                                                       -----------  ---------
     Total gross deferred tax assets                     2,041,128  2,464,571
                                                       -----------  ---------

     Deferred tax liabilities:
     Unrealized gain on available for sale securities        2,354          -
     Deferred loan fees                                  1,187,215  1,200,305
     Premises and equipment                                150,744    219,430
     Deferred income from servicing rights                 349,278    374,737
     Other                                                  24,497          -
                                                       -----------  ---------

     Total gross deferred tax liabilities                1,714,088  1,794,472
                                                       -----------  ---------

     Net deferred tax asset                            $   327,040    670,099
                                                       ===========  =========

(9)  RELATED  PARTY  TRANSACTIONS
     The Company conducts transactions with its directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 2000:

     Beginning  balance     $     12,508,470
     New  loans                   11,959,473
     Repayments                  (13,338,580)
                                 ------------

     Ending  balance        $     11,129,363
                                 ============

     At December 31, 2000 and 1999, the Company had deposit relationships with related parties of $8,799,707 and $7,949,415, respectively.

(10) COMMITMENTS
     The Company leases various office space for banking and operational facilities under operating lease arrangements. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 2000 are as follows:

     Year                                Amount
     ----                                ------

     2001                           $       323,972
     2002                                   340,908
     2003                                   340,908
     2004                                   340,908
     2005                                   300,480
     Thereafter                           1,155,750
                                    ---------------

     Total  minimum  obligation     $     2,802,926
                                    ===============

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(10) COMMITMENTS,  CONTINUED
     Total rent expense was approximately $361,000, $262,000, and $249,000 for 2000, 1999, and 1998, respectively.

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     In most cases, the Company does require collateral or other security to support financial instruments with credit risk.

                                                     Contractual  Amount
                                                     -------------------
                                                     2000          1999
                                                     ----          ----
     Financial  instruments  whose  contract
        amounts  represent  credit  risk:
     Commitments  to  extend  credit          $     89,407,000  68,330,000
     Standby  letters  of  credit             $      2,208,000   4,006,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses in the Company's delineated trade area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

     The Company has $11,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions.

(11) EMPLOYEE  AND  DIRECTOR  BENEFIT  PROGRAMS
     The Company has a profit sharing and 401(k) plan for the use of substantially all employees subject to certain minimum age and service requirements. Under this plan, the Company matches employee contributions to a maximum of five percent of annual compensation. The Company's contribution pursuant to this formula was approximately $249,000, $163,000, and $138,000, for the years of 2000, 1999, and 1998, respectively. The Board of Directors elected not to make a discretionary contribution in 2000, 1999, or 1998. Investments of the plan are determined by the compensation committee consisting of selected outside directors and senior executive officers. No investments in Company stock have been made by the plan. The vesting schedule for the plan begins at 20 percent after three years of employment and graduates 20 percent each year until reaching 100 percent after seven years of employment.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(11) EMPLOYEE  AND  DIRECTOR  BENEFIT  PROGRAMS,  CONTINUED
     The Company is currently paying medical benefits for certain retired employees. Postretirement benefits, including amortization of the transition obligation, were approximately $30,680, $28,830, and $25,250 for the years ended December 31, 2000, 1999, and 1998, respectively. The following table sets forth the accumulated postretirement benefit obligation as of December 31, 2000 and 1999, which represents the liability for accrued postretirement benefit costs:

                                                             2000         1999
                                                       --------------  ----------
     Accumulated postretirement benefit obligation     $     194,598     179,815
     Unrecognized  transition  obligation                    (34,819)    (52,231)
     Unrecognized  gain  (loss)                              (16,024)      2,029
                                                       --------------  ----------

     Net  liability  recognized                        $     143,755     129,613
                                                       =============    =========

     Effective May 13, 1999, the Company adopted an Omnibus Stock Ownership and Long Term Incentive Plan (the "Plan") whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees. A total of 321,860 shares were reserved for possible issuance under this Plan. All rights must be granted or awarded within ten years from the effective date.

     Under the Plan, the Company awarded 5,365 book value shares to each of its ten directors with vesting for nine of the directors over a five year period, effective September 28, 1999, and immediate vesting for one director. Any recipient of book value shares shall have no rights as a shareholder with respect to such book value shares. The intitial value of the book value shares awarded during 1999 was determined to be $11.45 per share. The Company recorded an expense of $32,601 and $3,414 associated with the benefits of this plan in the years ended December 31, 2000 and 1999, respectively.

     Also under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 and 2000 vest over five and three year periods, respectively, and expire after ten years. A summary of the activity in the Plan is presented below:

                                            2000                   1999
                                     ---------------------  ---------------------
                                               Weighted               Weighted
                                                Average                Average
                                             Option Price           Option Price
                                     Shares    Per Share    Shares    Per Share
                                     ------  -------------  ------  -------------
     Outstanding, beginning of year  27,657  $       16.36       -              -
     Granted during the year         49,941  $       12.69  27,657  $       16.36
                                     ------  -------------  ------  -------------

     Outstanding, end of year        77,598  $       14.00  27,657  $       16.36
                                     ======  =============  ======  =============

     Number of shares exercisable     5,530                      -
                                     ======                 ======


     The weighted average grant-date fair value of options granted in 2000 and 1999 was $6.24 and $6.48, respectively. Options outstanding at December 31, 2000 are exercisable at option prices of $16.36 and $12.69, as presented in the table above. Such options have a weighted average remaining contractual life of approximately 9 years.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(11) EMPLOYEE  AND  DIRECTOR  BENEFIT  PROGRAMS,  CONTINUED
     The Plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.


                                                 2000       1999
                                              ----------  ---------
     Net earnings                As reported  $5,378,470  4,541,945
                                 Proforma     $5,185,258  4,440,959

     Basic earnings per share    As reported  $     1.67       1.55
                                 Proforma     $     1.61       1.52

     Diluted earnings per share  As reported  $     1.67       1.55
                                 Proforma     $     1.61       1.52

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000 - dividend yield of 2.9%, risk free interest rate of 5%, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest.

(12) DERIVATIVE  FINANCIAL  INSTRUMENTS
     Off-balance-sheet derivative financial instruments, such as interest rate swaps, interest rate floor and cap arrangements and interest rate futures and option contracts are available to the Company to assist in managing interest rate risks. In 1998, the Company entered into an interest rate cap to protect certain designated deposit accounts from the upward effects of repricing in the event of an increasing rate environment. The total cost of the interest rate cap arrangement was $21,600, which was expensed on a straight-line basis for the life of the instrument. For the years ended
     December  31,  2000,  1999, and 1998, the Company expensed $3,200, $22,944, and $31,747, respectively, related to derivative financial instruments. The Company had no off-balance-sheet derivative financial instruments at December 31, 2000.

(13) REGULATORY  MATTERS
     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2000, that Bancorp and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(13) REGULATORY  MATTERS,  CONTINUED
     The Company's and the Bank's actual capital amounts and ratios are presented below. As of December 31, 1999, only the Bank's actual capital amounts and ratios are presented as the consolidated ratios were not materially different than the Bank's ratios.

                                                                                 To  Be  Well
                                                              For  Capital    Capitalized Under
                                                                Adequacy      Prompt Corrective
                                               Actual           Purposes:     Action Provisions
                                          ----------------  ----------------  -----------------
                                          Amount    Ratio   Amount    Ratio   Amount    Ratio
                                          -------  -------  -------  -------  -------  --------
                                                        (dollars  in  thousands)
AS OF DECEMBER 31, 2000:
Total Capital (to Risk Weighted Assets)
   Consolidated                           $47,412   11.22%  33,803     8.00%     N/A       N/A
   Bank                                    46,464   11.02%  33,738     8.00%  42,172    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated                            42,699   10.11%  16,901     4.00%     N/A       N/A
   Bank                                    41,751    9.90%  16,869     4.00%  25,303     6.00%
Tier 1 Capital (to Average Assets)
   Consolidated                            42,699    9.10%  18,768     4.00%     N/A       N/A
   Bank                                    41,751    8.91%  18,751     4.00%  23,439     5.00%
AS OF DECEMBER 31, 1999:
Total Capital
   (to Risk Weighted Assets)               42,319   12.11%  27,949      8.0%  34,937     10.0%
Tier 1 Capital
   (to Risk Weighted Assets)               38,395   10.99%  13,975      4.0%  20,962      6.0%
Tier 1 Capital
   (to Average Assets)                     38,395    9.21%  16,675      4.0%  20,843      5.0%


(14) SHAREHOLDERS'  EQUITY
     On June 12, 1998, the Company completed a public offering of 373,500 shares of common stock at a price of $23.00 per share. The net proceeds of this offering of $7,787,467 (after deducting issuance costs of $803,033) were used to increase the Bank's regulatory capital ratios and for general corporate purposes.

     In April, 2000, the Company declared and distributed a 10% stock dividend to its shareholders. On the date of distribution, certain shareholders, representing 236 shares, were paid cash of $3,775 in lieu of fractional shares. On February 11, 1999, the Board of Directors of the Company declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. On the date of distribution, 182 shares, representing all fractional shares, were paid cash of $5,871 representing the February 22, 1999 market price. All share and per share amounts have been changed to reflect the stock split and stock dividend as if it had occurred on December 31, 1998.

     On June 27, 2000, the Board of Directors of the Company approved the Peoples Bancorp of North Carolina, Inc. Dividend Reinvestment and Stock Purchase Plan. The Plan provides for the full or partial reinvestment of cash dividends and optional cash purchases of the Company's stock. A total of 200,000 shares were reserved for possible issuance and sale under this Plan.

     The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.

     The Board of Directors of the Bank may declare a dividend of all of its retained earnings as it may deem appropriate, subject to the requirements of the General Statutes of North Carolina, without prior approval from the requisite regulatory authorities. As of December 31, 2000, this amount was approximately $10,358,000.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(15) OTHER  OPERATING  EXPENSE
     Other operating expense for the years ended December 31 included the following items that exceeded one percent of total revenues:

                                  2000     1999     1998
                                --------  -------  -------
     Telephone                  $379,801  353,536  358,506
     Education and Consulting    164,750  366,488  214,918
     Merchant Processing         502,085  459,682        -

(16) FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

          Cash  and  Cash  Equivalents
          ----------------------------
          For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

          Investment  Securities
          ----------------------
          Fair values for investment securities are based on quoted market prices.

          Other  Investments
          ------------------
          The  carrying  amount  of  other  investments approximates fair value.

          Loans  and  Mortgage  Loans  Held  for  Sale
          --------------------------------------------
          The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Mortgage loans held for sale are valued based on the current price at which these loans could be sold into the secondary market.

          Interest  Rate  Contracts
          -------------------------
          The fair value of the interest rate contracts is obtained from dealer quotes. This value represents the estimated amount the Company would receive to terminate the agreement, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparty.

          Mortgage  Servicing  Rights
          ---------------------------
          Fair value of mortgage servicing rights is determined by estimating the present value of the future net servicing income, on a disaggregated basis, using anticipated prepayment assumptions.

          Deposits  and  Demand  Notes  Payable
          -------------------------------------
          The fair value of demand deposits, interest-bearing demand deposits, savings, and demand notes payable to U.S. Treasury is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

          FHLB  Borrowings
          ----------------
          The fair value of FHLB borrowings is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

          Commitments  to  Extend  Credit  and  Standby  Letters  of  Credit
          ------------------------------------------------------------------
          Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(16)      FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  CONTINUED
          Limitations
          -----------
          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

          The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                    2000                     1999
                                          -------------------------  --------------------
                                             Carrying    Estimated   Carrying  Estimated
                                              Amount     Fair Value   Amount   Fair Value
                                          ------------  -----------  --------  ----------
                                                (In thousands)          (In thousands)
Assets:
Cash and cash equivalents                 $     18,639       18,639    16,997      16,997
Investment securities available for sale  $     71,565       71,565    62,498      62,498
Other investments                         $      2,399        2,399     1,345       1,345
Loans                                     $    406,226      402,239   335,274     332,975
Mortgage loans held for sale              $      1,564        1,564     1,685       1,685
Mortgage servicing rights                 $        920          920       970         970
Interest rate contracts                   $          -            -        16          28

Liabilities:
Deposits and demand notes payable         $    451,673      467,512   378,234     386,030
FHLB advances                             $     21,357       22,217    14,500      14,195

Unrecognized financial instruments:
Commitments to extend credit              $     89,407       89,407    68,330      68,330
Standby letters of credit                 $      2,208        2,208     4,006       4,006

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(17) QUARTERLY  OPERATING  RESULTS  (UNAUDITED)
     The following is a summary of the unaudited condensed consolidated quarterly operating results of the Company for the years ended December 31, 2000 and 1999:

                                          2000                          1999
                            ------------------------------  ----------------------------
                                     (in  thousands,  except  per  share  amounts)
                            First   Second  Third   Fourth  First  Second  Third  Fourth
                            ------  ------  ------  ------  -----  ------  -----  ------
Total interest income       $9,078   9,838  10,754  11,189  7,551   7,851  8,187   8,713
Total interest expense       4,015   4,428   5,176   5,813  3,653   3,600  3,656   3,881
                            ------  ------  ------  ------  -----  ------  -----  ------

Net interest income          5,063   5,410   5,578   5,376  3,898   4,251  4,531   4,832

Provision for loan losses      257     523     640     459      -       -     25     400
Other income                   863   1,141     868   1,044    902     868    866     744
Other expense                3,793   4,040   3,731   3,945  3,218   3,434  3,719   3,461
                            ------  ------  ------  ------  -----  ------  -----  ------

Income before income taxes   1,876   1,988   2,075   2,016  1,582   1,685  1,653   1,715
Income taxes                   606     646     689     636    507     542    526     518
                            ------  ------  ------  ------  -----  ------  -----  ------

Net income                  $1,270   1,342   1,386   1,380  1,075   1,143  1,127   1,197
                            ======  ======  ======  ======  =====  ======  =====  ======

Net income per share        $ 0.39    0.42    0.43    0.43   0.33    0.36   0.35    0.37
                            ======  ======  ======  ======  =====  ======  =====  ======


(18) PEOPLES BANCORP OF NORTH CAROLINA, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS



                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     Assets
                                     ------

                                                    2000        1999
                                                -----------  ----------
      Cash                                      $   152,939           -
      Investment in Bank                         42,091,437  37,998,479
      Other investments                             815,000           -
      Deferred tax asset                             19,056           -
                                                -----------  ----------
                                                $43,078,432  37,998,479
                                                ===========  ==========


                      Liabilities and Shareholders' Equity
                      ------------------------------------


      Accrued expenses                          $    39,413           -
      Shareholders' equity                       43,039,019  37,998,479
                                                -----------  ----------
                                                $43,078,432  37,998,479
                                                ===========  ==========

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.

(18)  PEOPLES BANCORP OF NORTH CAROLINA, INC. (PARENT COMPANY ONLY) CONDENSED
      FINANCIAL  STATEMENTS,     CONTINUED

                                STATEMENTS OF EARNINGS

                    FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                         2000      1999
                                                     ----------  ---------
   Dividends from Bank                               $2,327,019  1,082,738

   Other operating expenses                             191,519          -
                                                     ----------  ---------

   Earnings before income tax benefit and equity in
       undistributed earnings of Bank                 2,135,500  1,082,738

   Income tax benefit                                    74,100          -
                                                     ----------  ---------

   Earnings before equity in undistributed
       earnings of Bank                               2,209,600  1,082,738

   Equity in undistributed earnings of Bank           3,168,870  3,459,207
                                                     ----------  ---------

   Net earnings                                      $5,378,470  4,541,945
                                                     ==========  =========

                                       STATEMENTS OF CASH FLOWS

                              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                               2000         1999
                                                           ------------  -----------
Cash flows from operating activities:
      Net earnings                                         $ 5,378,470    4,541,945
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
            Equity in undistributed earnings of Bank        (3,168,870)  (3,459,207)
            Provision for deferred taxes                       (19,056)           -
            Change in accrued expenses                          39,413        5,871
                                                           ------------  -----------

               Net cash provided by operating activities     2,229,957    1,088,609
                                                           ------------  -----------

   Cash flows from investing activities consisting of the
      purchase of other investments                           (815,000)           -
                                                           ------------  -----------


   Cash flows from financing activities:
      Cash paid in lieu of fractional shares                    (3,775)      (5,871)
      Dividends paid                                        (1,258,243)  (1,082,738)
                                                           ------------  -----------

               Net cash used by financing activities        (1,262,018)  (1,088,609)
                                                           ------------  -----------

               Net change in cash                              152,939            -

   Cash at beginning of year                                         -            -

   Cash at end of year                                     $   152,939            -
                                                           ============  ===========