Form 10-Q
period 2001-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2001-05-14
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2001
                                                 --------------

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

                  518 West C Street
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,218,714  SHARES  OF  COMMON  STOCK, NO PAR VALUE, OUTSTANDING AT MAY 14, 2001.
--------------------------------------------------------------------------------

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION                                       PAGE(S)

Item 1.   Financial Statements

           Consolidated Balance Sheets at March 31, 2001
           (Unaudited) and December 31,  2000                                  3

           Consolidated Statements of Earnings for the
           three months ended March 31, 2001 and March
           31, 2000 (Unaudited)                                                4

           Consolidated Statements of Comprehensive Income
           for the three months ended March 31, 2001 and
           March 31, 2000 (Unaudited)                                          5

           Consolidated Statements of Cash Flows for the
           three months ended  March 31, 2001 and March 31,
           2000 (Unaudited)                                                  6-7

           Notes to Consolidated Financial Statements (Unaudited)            8-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10-12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         13

PART  II  -  OTHER  INFORMATION

Item 1.    Legal Proceedings                                                  14

Item 2.    Changes in Securities and Use of Proceeds                          14

Item 3.    Defaults upon Senior Securities                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 5.    Other Information                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   14

Signatures                                                                    16


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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets


                                                                 March 31,   December 31,
              Assets                                               2001          2000
              ------                                           ------------  ------------
                                                               (Unaudited)
Cash and due from banks                                        $ 14,306,300    13,619,197
Federal funds sold                                                  929,000     5,020,000
                                                               ------------  ------------
      Cash and cash equivalents                                  15,235,300    18,639,197

Investment securities available for sale                         69,291,690    71,564,844
Other investments                                                 5,398,873     2,398,873
                                                               ------------  ------------
      Total securities                                           74,690,563    73,963,717

Mortgage loans held for sale                                      3,105,440     1,563,700
Loans, net                                                      426,997,215   406,226,100

Premises and equipment, net                                      14,556,180    12,907,968
Accrued interest receivable and other assets                      5,723,399     5,701,105
                                                               ------------  ------------
                  Total assets                                 $540,308,097   519,001,787
                                                               ============  ============

      Liabilities and Shareholders' Equity
      ------------------------------------

Deposits:
      Demand                                                   $ 56,246,962    52,793,390
      Interest-bearing demand                                    33,229,160    34,620,234
      Savings                                                    85,492,312    83,207,677
      Time, $100,000 or more                                    144,358,547   129,111,812
      Other time                                                150,089,108   150,340,229
                                                               ------------  ------------
            Total deposits                                      469,416,089   450,073,342

Demand notes payable to U.S. Treasury                               416,054     1,600,000
FHLB borrowings                                                  22,285,714    21,357,142
Accrued interest payable and other liabilities                    3,431,781     2,932,284
                                                               ------------  ------------
                  Total liabilities                             495,549,638   475,962,768
                                                               ------------  ------------
Shareholders' equity:

      Preferred stock, no par value; authorized
            5,000,000 shares; no shares issued
            and outstanding                                               -             -
      Common stock, no par value; authorized
            20,000,000 shares; issued and outstanding
            3,218,714 shares in 2001 and 2000                    36,407,798    36,407,798
      Retained earnings                                           7,676,678     6,627,533
      Accumulated other comprehensive income                        673,983         3,688
                                                               ------------  ------------
                  Total shareholders' equity                     44,758,459    43,039,019
                                                               ------------  ------------

                  Total liabilities and shareholders' equity   $540,308,097   519,001,787
                                                               ============  ============

See accompanying notes to consolidated financial statements.

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                Consolidated Statements of Earnings (Unaudited)

                   Three months ended March 31, 2001 and 2000


                                                                    2001             2000
                                                               ---------------  ---------------
Interest income:
     Interest and fees on loans                                $    9,796,891         8,079,359
     Interest on federal funds sold                                    31,676            21,942
     Interest on investment securities:
          U.S. Treasury                                                     -            12,567
          U.S. Government agencies                                    794,591           670,112
          States and political subdivisions                           247,422           254,859
          Other                                                        64,146            38,658
                                                               ---------------  ---------------

               Total interest income                               10,934,726         9,077,497
                                                               ---------------  ---------------

Interest expense:
     Interest bearing demand deposits                                  75,467           110,253
     Savings deposits                                                 797,408           752,277
     Time deposits                                                  4,692,374         2,913,530
     FHLB borrowings                                                  317,414           221,790
     Other                                                             21,905            17,212
                                                               ---------------  ---------------
               Total interest expense                               5,904,568         4,015,062
                                                               ---------------  ---------------

          Net interest income                                       5,030,158         5,062,435

Provision for loan losses                                             429,500           256,500
                                                               ---------------  ---------------

          Net interest income after provision for loan losses       4,600,658         4,805,935
                                                               ---------------  ---------------

Other income:
     Service charges                                                  609,960           371,446
     Other service charges and fees                                   128,374            94,732
     Gain (loss) on sale of securities                                 (8,736)                -
     Mortgage banking income                                          204,827            89,909
     Insurance and brokerage commissions                               55,043            26,500
     Miscellaneous                                                    612,431           280,050
                                                               ---------------  ---------------
          Total other income                                        1,601,899           862,637
                                                               ---------------  ---------------
Other expense:
     Salaries and employee benefits                                 2,447,965         2,221,395
     Occupancy                                                        694,800           591,834
     Other                                                          1,016,975           979,719
                                                               ---------------  ---------------
          Total other expenses                                      4,159,740         3,792,948
                                                               ---------------  ---------------

          Earnings before income taxes                              2,042,817         1,875,624

Income taxes                                                          671,800           606,000
                                                               ---------------  ---------------

          Net earnings                                         $    1,371,017         1,269,624
                                                               ===============  ===============

Net earnings per share                                         $         0.43              0.39
                                                               ===============  ===============

Cash dividends declared per share                              $         0.10              0.09
                                                               ===============  ===============

See  accompanying  notes  to  consolidated  financial  statements.

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

          Consolidated Statements of Comprehensive Income (Unaudited)

                   Three months ended March 31, 2001 and 2000

                                                                  2001          2000
                                                             --------------  ----------

Net earnings                                                 $    1,371,017  1,269,624
                                                             --------------  ----------

Other comprehensive income, net of tax:
     Unrealized gains (losses) on investment securities
         available for sale:
            Unrealized gains (losses) arising during the
               period, net of taxes of $431,052 and
                  $(132,516), respectively                          675,628   (207,705)

        Less reclassification adjustment for (gains) losses
           included in net earnings, net of taxes of $3,403
              and $0, respectively                                    5,333          -
                                                             --------------  ----------

Other comprehensive income                                          670,295   (207,705)
                                                             --------------  ----------

Comprehensive income                                         $    2,041,312  1,061,919
                                                             ==============  ==========

See  accompanying  notes  to  consolidated  financial  statements.

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Unaudited)

                   Three months ended March 31, 2001 and 2000

                                                                        2001           2000
                                                                    -------------  ------------
Cash flows from operating activities:
   Net earnings                                                     $  1,371,017     1,269,624
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation, amortization and accretion                        323,280       189,971
         Provision for loan losses                                       429,500       256,500
         Loss on sale of investment securities                             8,736             -
         Loss (gain) on sale of mortgage loans                            (5,095)       25,316
         Loss on sale of premises and equipment                            1,819             -
         Loss on sale of other real estate                                 4,419             -
   Change in:
               Other assets                                             (315,492)     (315,250)
               Other liabilities                                         499,497       943,916
               Mortgage loans held for sale                           (1,536,645)      964,907
                                                                    -------------  ------------

               Net cash provided by operating activities                 781,036     3,334,984
                                                                    -------------  ------------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale             (11,822,733)   (1,558,733)
   Proceeds from calls and maturities of investment securities
        available for sale                                             6,727,219     1,543,842
   Proceeds from sales of investment securities available for sale     8,458,750             -
   Purchase of other investments                                      (3,000,000)     (238,773)
   Net change in loans                                               (21,395,615)  (14,448,443)
   Purchase of premises and equipment                                 (4,430,092)     (274,704)
   Proceeds from sale of premises and equipment                        2,499,306             -
   Proceeds from sale of other real estate                                12,731             -
                                                                    -------------  ------------

               Net cash used in investing activities                 (22,950,434)  (14,976,811)
                                                                    -------------  ------------

Cash flows from financing activities:
   Net change in deposits                                             19,342,747    17,345,083
   Change in demand notes payable to U.S. Treasury                    (1,183,946)     (536,618)
   Net change in FHLB borrowings                                         928,572       (71,428)
   Cash dividends                                                       (321,872)     (292,632)
                                                                    -------------  ------------

            Net cash provided by financing activities                 18,765,501    16,444,405
                                                                    -------------  ------------

Net change in cash and cash equivalents                               (3,403,897)    4,802,578

Cash and cash equivalents at beginning of the period                  18,639,197    16,997,311
                                                                    -------------  ------------

Cash and cash equivalents at end of the period                      $ 15,235,300    21,799,889
                                                                    =============  ============

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Unaudited)

                   Three months ended March 31, 2001 and 2000

                                  (Continued)

Supplemental disclosures of cash flow information:
       Cash paid during the year for:
           Interest                                        $5,717,225  3,931,685
           Income taxes                                    $  136,593          -
Noncash investing and financing activities:
       Change in net unrealized gain (loss) on investment
           securities available for sale, net of tax       $  670,295   (207,705)
       Transfer of loans to other real estate              $  195,000          -

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

        A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2001 Annual Meeting of Shareholders. The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

        Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)     Allowance  for  Loan  Losses
        ----------------------------

        The following is an analysis of the allowance for loan losses for the three months ended March 31, 2001 and 2000:

                                             2001         2000
                                          -----------  ----------

            Balance, beginning of period  $4,713,227   3,924,348
            Provision for loan losses        429,500     256,500
            Less:
              Charge-offs                    (63,637)   (275,501)
              Recoveries                      36,151      16,872
                                          -----------  ----------
                Net charge-offs              (27,486)   (258,629)
                                          -----------  ----------

            Balance, end of period        $5,115,241   3,922,219
                                          ===========  ==========

(3)     Net  Earnings  Per  Share
        -------------------------

        Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

        For the three months ended March 31, 2001 and March 31, 2000, "net earnings per share" equaled "diluted earnings per share", as the potential common shares outstanding during the period had no effect on computation. Net earnings per share for the period ended March 31, 2001 and 2000 are computed based on weighted average shares outstanding of 3,218,714.


(4)     Derivative  Instruments
        -----------------------

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS NO. 138, which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the earnings of the period simultaneous with accounting for the fair value change

        -----------------------------------

        of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than earnings. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the earnings of the period of the change.

        During the three month period ended March 31, 2001, the Company entered into an interest rate floor contract as a means of managing its interest rate risk. Interest rate floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. The total cost of the interest rate floor was $417,500 and it was not management's intention to use the floor as a fair value or cash flow hedge, as defined in SFAS No. 133. The following table summarizes the Company's floor contract as of March 31, 2001:


            Maturity        Notional Amount   Rate        Index       Fair Value
        ----------------    ---------------   -----   -------------   ----------
        January 22, 2004    $    25,000,000   5.50%   3 month LIBOR   $  552,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Summary. Net income for the first quarter of 2001 was $1.4 million, an increase of $101,000 or 8% over the $1.3 million earned in the same period in 2000. Basic income per share for the quarter ended March 31, 2001 increased to $0.43 or 8% from $0.39 in the comparable period of 2000. This increase is primarily attributable to an 86% increase in non-interest income, partially offset by a slight decrease in net interest income. Annualized return on average assets was 1.04% for the three months ended March 31, 2001 compared to 1.17% for the same period in 2000, and annualized return on average shareholders' equity was 12.28% for the three months ended March 31, 2001 compared to 13.04% for the same period in 2000.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $5.0 million for the three months ended March 31, 2001 a decrease of 1% over the $5.1 million earned in the same period in 2000. The decrease from 2000 first quarter net interest income was primarily attributable to declining interest rates during first quarter 2001.

     Interest income increased $1.9 million or 20% for the three months ended March 31, 2001 compared with the same period in 2000. The increase was due to an increase in the volume of earning assets, which resulted from an increase in loan volume, partially offset by a decrease in the yield on earning assets which is attributable to decreases in the Bank's prime commercial lending rate.

     Interest expense increased $1.9 million or 47% for the three months ended March 31, 2001 compared with the same period in 2000. The increase in interest expense was due to an increase in the cost of funds to 5.45% for the three months ended March 31, 2001 from 4.69% for the same period in 2000, combined with an increase in volume of interest bearing liabilities.

     Provision for Loan Losses. For the three months ended March 31, 2001 a contribution of $430,000 was made to the provision for loan losses compared to a $256,000 contribution to the provision for loan losses for the three months ended March 31, 2000. The increase in the provision for loan losses reflects a precautionary approach in response to declining economic conditions.

     Non-Interest Income. Total non-interest income was $1.6 million in the first quarter of 2001 compared to $863,000 earned in the first quarter of 2000. This increase represents an improvement in mortgage banking income resulting from strong demand of mortgage loan services. The increase also reflects accounting treatment associated with the increase in value of an interest rate floor contract, increased income from appraisal related services, and fees arising from a new service designed to automatically advance funds to assist in the event of checking account overdrafts.

      Non-Interest Expense. Total non-interest expense was $4.2 million in the first quarter of 2001 compared to $3.8 million in the first quarter of 2000. Salary and employee benefits increased 10% for the three months ended March 31, 2001 as compared to the same period of 2000. This increase is primarily due to merit and promotional increases and an increase in the number of employees to service growth in the customer base as well as additional staffing at new branch locations. Occupancy expense increased 17% due to increased overhead expenses associated with new branches and the Company's new corporate headquarters coupled with an increase in rental expense attributable to temporary banking facilities. Other non-interest expenses increased 4% to $1.0 million in the first quarter of 2001 compared to $980,000 for the same period one year ago.

     Income Taxes. The Bank reported income taxes of $672,000 and $606,000 for the first quarters of 2001 and 2000, respectively. This represented effective tax rates of 33% and 32% for the respective periods.

ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $69.3 million at March 31, 2001 compared to $71.6 million at December 31, 2000. Average investment securities for the three months ended March 31, 2001 amounted to $68.8 million compared to $66.2 million for the year ended December 31, 2000.

     Loans. At March 31, 2001, loans amounted to $432.1 million compared to $410.9 million at December 31, 2000, an increase of 5%. This loan growth reflects a continuation of strong loan demand in the Bank's market area. Average loans represented 85% of total earning assets for the three months ended March 31, 2001, compared to 84% for the year ended December 31, 2000. Mortgage loans held for sale were $3.1 million at March 31, 2001, an increase of 99% from the December 31, 2000 balance of $1.6 million. The increase in mortgage loans held for sale reflects an increase in mortgage loan volume due to a decrease in mortgage loan rates.

     Asset Quality. Non-performing assets totaled $5.5 million at March 31, 2001 or 1.03% of total assets, compared to $6.1 million at December 31, 2000, or 1.17% of total assets. Non-accrual loans were $5.3 million at March 31, 2001, a decrease of $76,000 from non-accruals of $5.4 million at December 31, 2000. As a percentage of total loans outstanding, non-accrual loans were 1.24% at March 31, 2001 compared to 1.32% at December 31, 2000. This decrease of 8 basis points reflects management's focus on improvement in this area, coupled with growth in the loan portfolio. The Bank had no loans ninety days past due and still accruing at March 31, 2001 compared to $545,000 at December 31, 2000. The allowance for loan losses at March 31, 2001 amounted to $5.1 million or 1.18% of total loans compared to $4.7 million or 1.15% of total loans at December 31, 2000.

     Deposits. Total deposits at March 31, 2001 were $469.4 million, an increase of 4% over deposits of $450.1 million at December 31, 2000. Certificates of deposit in amounts greater than $100,000 or more totaled $144.4 million at March 31, 2001, compared to $129.1 million at December 31, 2000. This increase reflects growth arising from the Bank's entry into new markets, successful marketing strategies, and the general strength of the deposit base in the Bank's service area.

     Borrowed Funds. Federal Home Loan Bank borrowings were $22.3 million at March 31, 2001 compared to $21.4 million at December 31, 2000. The average balance of Federal Home Loan Bank borrowings for the three months ended March 31, 2001 was $22.0 million compared to $15.8 million for the year ended December 31, 2000. At March 31, 2001, all outstanding Federal Home Loan Bank balances reflect borrowings with maturities exceeding one year. The Company had no federal  funds  purchased  as  of  March  31,  2001  or  December  31,  2000.

     Capital Structure. Shareholders' equity at March 31, 2001 was $44.8 million compared to $43.0 million at December 31, 2000. At March 31, 2001 and December 31, 2000, unrealized gains, net of taxes, in the available-for-sale securities portfolio amounted to $674,000 and $4,000, respectively. Annualized return on average equity for the three months ended March 31, 2001 was 12.28% compared to 12.55% for the year ended December 31, 2000. Total cash dividends paid as of March 31, 2001 amounted to $322,000 an increase of 10% compared to total cash dividends of $293,000 paid for the first three months of 2000.

     Under the regulatory capital guidelines financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity less all intangible assets and goodwill. The Company's Tier I capital ratio was 9.22% and 10.11% at March
31, 2001 and December 31, 2000, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 10.30% and 11.22% at March 31, 2001 and December 31, 2000, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 8.28% and 9.10% at March 31, 2001 and December 31, 2000, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2001 and December 31, 2000.

     Liquidity. The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources. The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta (FHLB) and The Bankers Bank, and is also able to purchase federal funds from other financial institutions. At March 31, 2001, the Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $22.3 million. The Bank also has the ability to borrow up to $11.5 million for the purchase of overnight federal funds from two correspondent financial institutions. The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 24.91% at March 31, 2001 and 27.03% at December 31, 2000.

ITEM  3.      QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2001 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

          (b)  Reports  on  Form  8-K
               During the quarter ended March 31, 2001 the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Peoples Bancorp of North Carolina, Inc.




       May  14,  2001                  By:  /s/  Tony W. Wolfe
---------------------------
          Date                            Tony  W.  Wolfe
                                          President and Chief Executive Officer
                                          (Principal  Executive  Officer)



       May  14,  2001                  By:  /s/  Joseph F. Beaman, Jr.
---------------------------
          Date                             Joseph  F.  Beaman,  Jr.
                                           Executive  Vice  President and Chief
                                           Financial Officer
                                           (Principal  Financial  and Principal
                                           Accounting  Officer)