Form 10-Q
period 2001-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2001-08-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

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

                                 (828) 464-5620
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes    X          No
                                                -----            -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,218,714  SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT AUGUST 10, 2001.
--------------------------------------------------------------------------------

                                          INDEX

PART  I  -  FINANCIAL  INFORMATION                                                  PAGE(S)

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2001 (Unaudited) and
         December 31, 2000                                                             3

         Consolidated Statements of Earnings for the three months ended June 30,
         2001 and June 30, 2000 (Unaudited), and for the six months
         ended June 30, 2001 and June 30, 2000 (Unaudited)                             4

         Consolidated Statements of Comprehensive Income for the three months ended June 30, 2001 and June 30, 2000 (Unaudited), and for the six
         months ended June 30, 2001 and June 30, 2000 (Unaudited)                      5

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and June 30, 2000 (Unaudited)                                  6-7

         Notes to Consolidated Financial Statements (Unaudited)                       8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   10-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   14


PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings                                                            15

Item 2.  Changes in Securities and Use of Proceeds                                    15

Item 3.  Defaults upon Senior Securities                                              15

Item 4.  Submission of Matters to a Vote of Security Holders                          15

Item 5.  Other Information                                                            15

Item 6.  Exhibits and Reports on Form 8-K                                             16

Signatures                                                                            17


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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                  PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                               Consolidated Balance Sheets


                                                                June 30,     December 31,
               Assets                                             2001           2000
               ------                                         -------------  ------------
                                                               (Unaudited)
Cash and due from banks                                       $  18,450,119    13,619,197
Federal funds sold                                                  490,000     5,020,000
                                                              -------------  ------------
      Cash and cash equivalents                                  18,940,119    18,639,197

Investment securities available for sale                         95,305,510    71,564,844
Other investments                                                 3,856,274     2,398,873
                                                              -------------  ------------
      Total securities                                           99,161,784    73,963,717

Mortgage loans held for sale                                      4,050,617     1,563,700
Loans, net                                                      447,982,015   406,226,100

Premises and equipment, net                                      14,993,515    12,907,968
Accrued interest receivable and other assets                      5,065,598     5,701,105
                                                              -------------  ------------
                  Total assets                                $ 590,193,648   519,001,787
                                                              =============  ============

      Liabilities and Shareholders' Equity
      ------------------------------------

Deposits:
      Demand                                                  $  58,767,843    52,793,390
      Interest-bearing demand                                    36,940,748    34,620,234
      Savings                                                    88,307,155    83,207,677
      Time, $100,000 or more                                    156,259,603   129,111,812
      Other time                                                147,143,108   150,340,229
                                                              -------------  ------------
            Total deposits                                      487,418,457   450,073,342

Demand notes payable to U.S. Treasury                             1,600,000     1,600,000
FHLB borrowings                                                  53,285,714    21,357,142
Accrued interest payable and other liabilities                    2,307,660     2,932,284
                                                              -------------  ------------
                  Total liabilities                             544,611,831   475,962,768
                                                              -------------  ------------
Shareholders' equity:
      Preferred stock, no par value; authorized
            5,000,000 shares; no shares issued
            and outstanding                                               -             -
      Common stock, no par value; authorized
            20,000,000 shares; issued and outstanding
            3,218,714 shares in 2001 and 2000                    36,407,798    36,407,798
      Retained earnings                                           8,705,241     6,627,533
      Accumulated other comprehensive income                        468,778         3,688
                                                              -------------  ------------
                  Total shareholders' equity                     45,581,817    43,039,019
                                                              -------------  ------------

                  Total liabilities and shareholders' equity  $ 590,193,648   519,001,787
                                                              =============  ============


See  accompanying  notes  to  consolidated  financial  statements.

                             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                                Consolidated Statements of Earnings (Unaudited)


                                                     Three Months   Three Months    Six Months     Six Months
                                                        Ended           Ended          Ended          Ended
                                                    June 30, 2001   June 30, 2000  June 30, 2001  June 30, 2000
                                                    --------------  -------------  -------------  -------------
Interest Income:
     Interest and fees on loans                     $    9,419,539      8,778,731     19,216,430     16,858,090
     Interest on federal funds sold                          8,584         32,175         40,260         54,117
     Interest on investment securities:
          U.S. Treasury                                          -          4,005              -         16,572
          U.S. Government agencies                       1,062,779        742,827      1,857,370      1,412,939
          States and political subdivisions                239,906        247,872        487,328        502,730
          Other                                            118,035         32,178        182,181         70,836
                                                    --------------  -------------  -------------  -------------

               Total interest income                    10,848,843      9,837,788     21,783,569     18,915,284
                                                    --------------  -------------  -------------  -------------

Interest expense:
     Interest bearing demand deposits                       75,110        113,979        150,577        224,232
     Savings deposits                                      667,491        804,756      1,464,899      1,557,033
     Time deposits                                       4,683,005      3,223,419      9,375,380      6,136,949
     FHLB borrowings                                       525,484        220,660        842,898        442,449
     Other                                                  46,804         64,936         68,708         82,149
                                                    --------------  -------------  -------------  -------------
               Total interest expense                    5,997,894      4,427,750     11,902,462      8,442,812
                                                    --------------  -------------  -------------  -------------

               Net interest income                       4,850,949      5,410,038      9,881,107     10,472,472

Provision for loan losses                                  452,700        522,600        882,200        779,100
                                                    --------------  -------------  -------------  -------------
               Net interest income after provision
                 for loan losses                         4,398,249      4,887,438      8,998,907      9,693,372
                                                    --------------  -------------  -------------  -------------

Other income:
     Service charges                                       727,013        387,541      1,336,974        758,987
     Other service charges and fees                        103,380         88,252        231,754        182,984
     Gain (loss) on sale of securities                     203,463              -        194,727              -
     Mortgage banking income                               250,848        144,236        455,674        234,145
     Insurance and brokerage commissions                   109,625         46,194        164,668         72,694
     Miscellaneous                                         595,993        474,949      1,208,424        754,999
                                                    --------------  -------------  -------------  -------------
          Total other income                             1,990,322      1,141,172      3,592,221      2,003,809
                                                    --------------  -------------  -------------  -------------
Other expense:
     Salaries and employee benefits                      2,389,034      2,191,907      4,836,998      4,413,302
     Occupancy                                             767,682        616,000      1,462,482      1,207,834
     Other                                               1,213,421      1,232,322      2,230,397      2,212,040
                                                    --------------  -------------  -------------  -------------
          Total other expenses                           4,370,137      4,040,229      8,529,877      7,833,176
                                                    --------------  -------------  -------------  -------------

          Earnings before income taxes                   2,018,434      1,988,381      4,061,251      3,864,005

Income taxes                                               668,000        646,200      1,339,800      1,252,200
                                                    --------------  -------------  -------------  -------------

          Net earnings                              $    1,350,434      1,342,181      2,721,451      2,611,805
                                                    ==============  =============  =============  =============

Basic earnings per share                            $         0.42           0.42           0.85           0.81
                                                    ==============  =============  =============  =============
Diluted earnings per share                          $         0.42           0.42           0.84           0.81
                                                    ==============  =============  =============  =============
Cash dividends declared per share                   $         0.10           0.10           0.20           0.19
                                                    ==============  =============  =============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                        PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                     Consolidated Statements of Comprehensive Income (Unaudited)


                                        Three Months    Three Months     Six Months      Six Months
                                            Ended           Ended          Ended           Ended
                                        June 30, 2001   June 30, 2000  June 30, 2001   June 30, 2000
                                       ---------------  -------------  --------------  --------------

Net earnings                           $    1,350,434       1,342,181      2,721,451       2,611,805
                                       ---------------  -------------  --------------  --------------
Other comprehensive income, net
of tax:
     Unrealized gains (losses) on
       investment securities
        available for sale:
            Unrealized gains
            (losses) arising during
             the period, net of
              taxes of $51,672,
               $7,859, $372,574
                 and $(124,657),
                   respectively               (80,991)         12,318        583,971        (195,387)

        Reclassification
         adjustment for (gains)
          losses included in net
           earnings, net of taxes of
            $(79,249), $0, $(75,846)
             and $0, respectively            (124,214)             -        (118,881)              -
                                       ---------------  -------------  --------------  --------------

Other comprehensive income                   (205,205)         12,318        465,090        (195,387)
                                       ---------------  -------------  --------------  --------------

Comprehensive income                   $    1,145,229       1,354,499      3,186,541       2,416,418
                                       ===============  =============  ==============  ==============


See  accompanying  notes  to  consolidated  financial  statements.

                     PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows (Unaudited)

                             Six months ended June 30, 2001 and 2000


                                                                         2001           2000
                                                                    --------------  ------------
Cash flows from operating activities:
   Net earnings                                                     $   2,721,451     2,611,805
   Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
         Depreciation, amortization and accretion                         733,913       363,217
         Provision for loan losses                                        882,200       779,100
         Loss (gain) on sale of investment securities                    (194,727)            -
         Loss (gain) on sale of mortgage loans                            (10,000)       19,416
         Gain on sale of premises and equipment                            (2,818)            -
         Gain on sale of other real estate                                  4,419         2,950
         Change in:
               Other assets                                               429,831      (190,835)
               Other liabilities                                         (624,624)    1,012,451
               Mortgage loans held for sale                            (2,476,917)      895,980
                                                                    --------------  ------------

            Net cash provided (used) by operating activities            1,462,728     5,494,084
                                                                    --------------  ------------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale              (50,837,358)   (7,558,732)
   Proceeds from calls and maturities of investment securities
        available for sale                                             10,437,830     4,197,420
   Proceeds from sales of investment securities available for sale     17,604,375             -
   Change in other investments                                         (5,957,401)     (838,773)
   Net change in loans                                                (42,833,115)  (34,859,996)
   Purchase of premises and equipment                                  (5,188,991)     (965,066)
   Proceeds from sale of premises and equipment                         2,470,180             -
   Proceeds from sale of other real estate                                 12,731        24,500
                                                                    --------------  ------------

               Net cash used in investing activities                  (69,791,749)  (40,000,647)
                                                                    --------------  ------------

Cash flows from financing activities:
   Net change in deposits                                              37,345,115    29,015,835
   Net change in FHLB borrowings                                       31,928,572       (71,429)
   Net change in federal funds purchased                                        -     5,140,000
   Cash dividends                                                        (643,743)     (614,503)
   Cash paid in lieu of fractional shares                                       -        (3,773)
                                                                    --------------  ------------

            Net cash provided by financing activities                  68,629,944    33,466,130
                                                                    --------------  ------------

Net change in cash and cash equivalents                                   300,923    (1,040,433)

Cash and cash equivalents at beginning of year                         18,639,197    16,997,311
                                                                    --------------  ------------

Cash and cash equivalents at end of year                            $  18,940,120    15,956,878
                                                                    ==============  ============

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Unaudited)

                    Six months ended June 30, 2001 and 2001

                                  (Continued)


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                           $11,936,405  8,357,998
      Income taxes                                       $ 1,740,593    829,000
Noncash investing and financing activities:
    Change in net unrealized gain (loss) on investment
         securities available for sale, net of tax       $   465,090   (195,387)
    Transfer of loans to other real estate               $   195,000          -


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

     A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2001 Annual Meeting of Shareholders. The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the six months ended June 30, 2001 and 2000:

                                         2001         2000
                                      -----------  ----------

        Balance, beginning of period  $4,713,227   3,924,348
        Provision for loan losses        882,200     779,100
        Less:
            Charge-offs                 (243,359)   (430,212)
            Recoveries                   132,105      31,444
                                      -----------  ----------
                Net charge-offs         (111,254)   (398,768)
                                      -----------  ----------

        Balance, end of period        $5,484,173   4,304,680
                                      ===========  ==========

(3)  Net  Earnings  Per  Share
     -------------------------

     Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and six months ended June 30, 2001 are as follows:


                                                                        Per Share
For the three months ended June 30, 2001  Net Earnings   Common Shares    Amount
----------------------------------------  -------------  -------------  ----------
Basic earnings per share                  $   1,350,434      3,218,714  $     0.42
                                                                        ==========
Effect of dilutive securities:
      Stock options                                   -          7,120
                                          -------------  -------------

Diluted earnings per share                $   1,350,434      3,225,834  $     0.42
                                          =============  =============  ==========

                                                                      Per Share
For the six months ended June 30, 2001  Net Earnings   Common Shares    Amount
--------------------------------------  -------------  -------------  ----------
Basic earnings per share                $   2,721,451      3,218,714  $     0.85
                                                                      ==========
Effect of dilutive securities:
      Stock options                                 -          6,885
                                        -------------  -------------

Diluted earnings per share              $   2,721,451      3,225,599  $     0.84
                                        =============  =============  ==========


     For the three months and six months ended June 30, 2000, "basic earnings per share" equaled "diluted earnings per share" as the potential common shares outstanding during the period had no effect on the computation. Net earnings per share for the period ended June 30, 2000 is computed based on the weighted average shares outstanding of 3,218,714.

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

     During first quarter 2001, the Company entered into an interest rate floor contract as a means of managing its interest rate risk. Interest rate floors are used to protect certain designated variable rate financial instruments from the downward effects of their repricing in the event of a decreasing rate environment. The total cost of the interest rate floor was $417,500 and it was not management's intention to use the floor as a fair value or cash flow hedge, as defined in SFAS No. 133. The Company sold the interest rate floor contract during the quarter ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Summary. Net earnings for the second quarter of 2001 was $1.4 million, an increase of $8,000 or 1% over the $1.3 million earned in the same period in 2000. Both basic and diluted net earnings per share for the quarters ended June 30, 2001 and June 30, 2000 was $0.42. Annualized return on average assets was 0.95% for the three months ended June 30, 2001 compared to 1.18% for the same period in 2000, and annualized return on average shareholders' equity was 11.79% versus 13.45%, respectively.

     Net earnings for the six months ended June 30, 2001 was $2.7 million, an increase of 4% over the $2.6 million earned in the first six months of 2000. Basic earnings per share for this period increased 4% to $0.85 from $0.81 for the six months ended June 30, 2000. Diluted earnings per share for the six months ended June 30, 2001 and June 30, 2000 was $0.84 and $0.81, respectively. Annualized return on average assets was 0.99% for the first six months of 2001 compared to 1.17% for the same period in 2000, and annualized return on average shareholders' equity was 11.85% versus 13.03%, respectively.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $4.9 million for the three months ended June 30, 2001 a decrease of 10% from the $5.4 million earned in the same period in 2000. The decrease from 2000 second quarter net interest income was primarily attributable to declining interest rates during first quarter 2001.

     Interest income increased $1.0 million or 10% for the three months ended June 30, 2001 compared with the same period in 2000. The increase was due to an increase in the volume of earning assets, which resulted from an increase in loan volume, partially offset by a decrease in the yield on earning assets which is attributable to decreases in the Bank's prime commercial lending rate.

     Interest expense increased $1.6 million or 35% for the three months ended June 30, 2001 compared with the same period in 2000. The increase in interest expense was due to an increase in the cost of funds to 5.15% for the three months ended June 30, 2001 from 4.96% for the same period in 2000, combined with an increase in volume of interest bearing liabilities.

     Net interest income for the six month period ended June 30, 2001 was $9.9 million, a decrease of 6% from net interest income of $10.5 million for the six months ended June 30, 2000. This decrease is attributable to declining interest rates during 2001, which resulted in a decrease in the annualized tax equivalent net yield on earning assets to 3.93% for the six months ended June 30, 2001 from 5.06% for the six months ended June 30, 2000.

     Interest income increased $2.9 million or 15% to $21.8 million for the six months ended June 30, 2001 compared to $18.9 million for the same period in 2000. The increase was due to an increase in the volume of average earning assets, which resulted from an increase in loan volume, partially offset by a decrease in the yield on earning assets which is attributable to decreases in the Bank's prime commercial lending rate. Average loans increased 22% to $435.1 million, while average investment securities available for sale increased 21% to $79.7 million in the six months ended June 30, 2001 compared to the same period in 2000. All other interest-earning assets including federal funds sold increased to an average of $6.8 million in the six months ended June 30, 2001 from $4.2 million in the same period in 2000. The tax equivalent yield on average earning assets decreased to 8.56% for the six months ended June 30, 2001 from 9.04% for the six months ended June 30, 2000.

     Interest expense increased 41% to $11.9 million in the six months ended June 30, 2001 compared to $8.4 million for the corresponding period in 2000. The increase resulted from an increase in the volume of interest bearing liabilities coupled with an increase in the average rate paid on interest bearing liabilities. Average interest bearing liabilities increased 28% to $449.0 million for the six months ended June 30, 2001 from $350.7 million for the six months ended June 30, 2000. This increase is primarily attributable to the increase in average interest bearing deposits to $413.7 million in the six months ended June 30, 2001 from $333.8 million in the same period in 2000. The average rate paid on interest bearing liabilities increased to 5.35% for the six months ended June 30, 2001 from 4.83% for the six months ended June 30, 2000.

     Provision for Loan Losses. For the three months ended June 30, 2001 a contribution of $453,000 was made to the provision for loan losses compared to a contribution of $523,000 to the provision for loan losses for the three months ended June 30, 2000. The increased contribution to the provision for loan losses for the quarter ended June 30, 2000 was in response to unusually strong loan growth during the period.

     For the six months ended June 30, 2001 a contribution of $882,000 was made to the provision for loan losses compared to a contribution of $779,000 to the provision for loan losses for the six months ended June 30, 2000. The increase in the provision for loan losses reflects a precautionary approach in response to declining economic conditions.

     Non-Interest Income. Total non-interest income was $2.0 million in the second quarter of 2001, an increase of 74% over the $1.1 million earned in the second quarter of 2000. Service charges on deposit accounts increased 88% to $727,000 for the second quarter of 2001 due to the growth in the deposit base coupled with fees arising from a new service charge designed to automatically advance funds to assist customers in the event of checking account overdrafts. The Company reported a net gain on sale of securities for the quarter ended June 30, 2001 of $203,000 compared to no securities gains or losses during the comparable period of 2000. Mortgage banking income increased 74% to $251,000 in the second quarter of 2001 compared to $144,000 for the second quarter of 2000. The increase in mortgage banking income resulted from a strong demand for mortgage loan services. Income from insurance and brokerage commissions increased 137% to $110,000 in the second quarter of 2001 compared to $46,000 for the same period of 2000. This increase is primarily attributable to increased activity associated with the Bank's investment subsidiary, Peoples Investment Services, Inc. Miscellaneous non-interest income increased 25% to $596,000 for the three months ended June 30, 2001. The increase reflects accounting treatment associated with the increase in value of an interest rate floor contract and increased income from appraisal related services.

     Total non-interest income was $3.6 million for the six months ended June 30, 2001, an increase of 79% over the $2.0 million earned in the same period of 2000. Service charges on deposit accounts increased 76% to $1.3 million for the six months ended June 30, 2001 due to the growth in the deposit base coupled with fees arising from a new service charge designed to automatically advance funds to assist in the event of checking account overdrafts. The Company reported a net gain of sale of securities for the first six months of 2001 of $195,000 compared to no securities gains or losses during the comparable period of 2000. Mortgage banking income increased 95% to $456,000 in the six months ended June 30, 2001 from $234,000 for the six months ended June 30, 2000 due to a strong demand for mortgage loan services. Income from insurance and brokerage commissions increased 127% for the first six months of 2001 compared to the same period in 2000. This increase is primarily attributable to increased activity associated with the Bank's investment subsidiary, Peoples Investment Services, Inc. Miscellaneous non-interest income increased 60% to $1.2 million for the six months ended June 30, 2001 from $755,000 for the six months ended June 30, 2000. The increase reflects accounting treatment associated with the increase in value of an interest rate floor contract and increased income from appraisal related services.

     Non-Interest Expense. Total non-interest expense was $4.4 million in the second quarter of 2001, an increase of 8% over the same period in 2000. Salary and employee benefits increased 9% for the three months ended June 30, 2001 as compared to the same period of 2000. This increase is primarily due to merit and promotional increases and an increase in the number of employees to service growth in the customer base as well as additional staffing at new branch locations. Occupancy expense increased 25% due to increased overhead expenses associated with branch renovations and the Company's new corporate headquarters coupled with an increase in rental expense attributable to temporary banking facilities.

     Total non-interest expense was $8.5 million in the six months ended June 30, 2001, an increase of 9% over the same period in 2000. Salary and employee benefits increased 10% for the six months ended June 30, 2001 as compared to the same period of 2000. This increase is primarily due to merit and promotional increases and an increase in the number of employees to service growth in the customer base as well as additional staffing at new branch locations. Occupancy expense increased 21% due to increased overhead expenses associated with new branches, existing branch renovations and the Company's new corporate headquarters coupled with an increase in rental expense attributable to temporary banking facilities.

     Income Taxes. The Company reported income taxes of $668,000 and $646,000 for the second quarters of 2001 and 2000, respectively. This represented effective tax rates of 33% and 32% for the respective periods.

     The Company reported income taxes of $1.3 million for the six-month periods ending June 30, 2001 and 2000, respectively. This represented effective tax rates of 33% and 32% for the respective periods.


ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $95.3 million at June 30, 2001 compared to $71.6 million at December 31, 2000. This increase reflects the purchase of approximately $30,000,000 in agency securities funded by a $30,000,000 Federal Home Loan Bank borrowing. Average investment securities for the six months ended June 30, 2001 amounted to $77.4 million compared to $66.2 million for the year ended December 31, 2000.

     Loans. At June 30, 2001, total loans amounted to $453.5 million compared to $410.9 million at December 31, 2000, an increase of 10%. This loan growth reflects a continuation of strong loan demand in the Bank's market area. Average loans represented 84% of total earning assets for the six months ended June 30, 2001 and the year ended December 31, 2000. Mortgage loans held for sale were $4.1 million at June 30, 2001, an increase of 159% from the December 31, 2000 balance of $1.6 million. The increase in mortgage loans held for sale reflects an increase in mortgage loan volume due to a decrease in mortgage loan rates.

     Asset Quality. Non-performing assets totaled $4.9 million at June 30, 2001 or 0.83% of total assets, compared to $6.1 million at December 31, 2000 or 1.17% of total assets. Non-accrual loans were $4.6 million at June 30, 2001, a decrease of $790,000 from non-accruals of $5.4 million at December 31, 2000. As a percentage of total loans outstanding, non-accrual loans were 1.02% at June 30, 2001 compared to 1.32% at December 31, 2000. This decrease of 30 basis points reflects management's focus on improvement in this area, coupled with growth in the loan portfolio. Loans ninety days past due and still accruing amounted to $71,000 and $545,000 at June 30, 2001 and December 31, 2000, respectively. The allowance for loan losses at June 30, 2001 amounted to $5.5 million or 1.21% of total loans compared to $4.7 million or 1.15% of total loans at December 31, 2000.

     Deposits. Total deposits at June 30, 2001 were $487.4 million, an increase of 8% over deposits of $450.1 million at December 31, 2000. Certificates of deposit in amounts of $100,000 or more totaled $156.3 million at June 30, 2001, compared to $129.1 million at December 31, 2000. This increase reflects growth arising from the Bank's entry into new markets, successful marketing strategies, and the general strength of the deposit base in the Bank's service area.

     Borrowed Funds. Federal Home Loan Bank borrowings were $53.3 million at June 30, 2001 compared to $21.4 million at December 31, 2000. This increase reflects a $30,000,000 borrowing which allowed the Bank to purchase approximately $30,000,000 in agency securities. This transaction enabled the Bank to lock in a positive spread in net interest income. The average balance of Federal Home Loan Bank borrowings for the six months ended June 30, 2001 was $32.1 million compared to $15.8 million for the year ended December 31, 2000. At June 30, 2001, Federal Home Loan Bank borrowings with maturities exceeding one year amounted to $52.3 million. The Company had no federal funds purchased as of June 30, 2001 or December 31, 2000.

     Capital Structure. Shareholders' equity at June 30, 2001 was $45.6 million compared to $43.0 million at December 31, 2000. In addition, at June 30, 2001 and December 31, 2000, unrealized gains and losses, net of taxes, in the available-for-sale securities portfolio amounted to a gain of $469,000 and a gain of $4,000, respectively. Annualized return on average equity for the six months ended June 30, 2001 was 11.85% compared to 12.55% for the year ended December 31, 2000. Total cash dividends paid as of June 30, 2001 amounted to $644,000 an increase of 5% compared to total cash dividends of $615,000 paid for the first six months of 2000.

     Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity less all intangible assets and goodwill. The Company's Tier I capital ratio was 8.97% and 10.11% at June
30, 2001 and December 31, 2000, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 10.07% and 11.22% at June 30, 2001 and December 31, 2000, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 8.17% and 9.10% at June 30, 2001 and December 31, 2000, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2001 and December 31, 2000.

     Liquidity. The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources. The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta (FHLB) and The Bankers Bank, and is also able to purchase federal funds from other financial institutions. At June 30, 2001, the Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $53.3 million. The Bank also has the ability to borrow up to $16.5 million for the purchase of overnight federal funds from three correspondent financial institutions. The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 24.84% at June 30, 2001 and 27.03% at December 31, 2000.

ITEM  3.        QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2001 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART  II.      OTHER  INFORMATION

ITEM  1.       LEGAL  PROCEEDINGS

               In the opinion of the management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.


ITEM  2.       CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

               Not  applicable.


ITEM  3.       DEFAULTS  UPON  SENIOR  SECURITIES

               Not  applicable.


ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

               (a)  Annual  Shareholders'  Meeting  -  May  3,  2001

               (b) Directors elected at the meeting are as follows: Bruce R. Eckard, Gary E. Matthews, Dan Ray Timmerman, Sr., and Benjamin I. Zachary.

                    Continuing  directors  include: John H. Elmore, Jr., Charles
                    F. Murray, and Fred L. Sherrill, Jr., Robert C. Abernethy, James S. Abernethy, and Larry E. Robinson.

               (c) At the May 3, 2001 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

                    Election of Directors - The following directors were elected for a term of three years.

                                                 Vote For     Withhold Authority
                                                 --------     ------------------
                    Bruce R. Eckard              2,963,794          6,233
                    Gary E. Matthews             2,963,794          6,233
                    Dan Ray Timmerman, Sr.       2,963,242          6,785
                    Benjamin I. Zachary          2,963,794          6,233

                    Ratification of appointment of Independent Public Accountants - Porter Keadle Moore LLP

                    Votes For - 2,969,944, Votes Against - 5,440, Votes Abstained - 2,972

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

               (b)  Reports  on  Form  8-K

                    During the quarter ended June 30, 2001 the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Peoples Bancorp of North Carolina, Inc.




       August 10, 2001            By:    /s/ Tony  W.  Wolfe
     --------------------                ---------------------------------------
             Date                        Tony  W.  Wolfe
                                         President and Chief Executive Officer
                                         (Principal  Executive  Officer)



       August 10, 2001            By:    /s/ Joseph  F.  Beaman,  Jr.
     --------------------                ---------------------------------------
             Date                        Joseph  F.  Beaman,  Jr.
                                         Executive  Vice  President and Chief
                                         Financial Officer
                                         (Principal  Financial  and  Principal
                                         Accounting  Officer)