Form 10-Q
period 2001-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2001-10-29
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                        Commission File Number 000-27205
                                               ---------

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NORTH CAROLINA                                  56-2132396
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

           518 WEST C STREET
         NEWTON, NORTH CAROLINA                               28658
---------------------------------------                     ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,218,714 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT OCTOBER 29, 2001.
--------------------------------------------------------------------------------

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION                                       PAGE(S)

Item  1.     Financial  Statements

             Consolidated  Balance  Sheets  at  September  30,  2001
             (Unaudited)  and  December  31,  2000                             3

             Consolidated  Statements  of  Earnings  for the three months ended September 30, 2001 and September 30, 2000 (Unaudited), and  for  the  nine  months  ended  September  30,  2001 and
             September  30,  2000  (Unaudited)                                 4

             Consolidated  Statements  of  Comprehensive  Income  for the
             three months ended September 30, 2001 and September 30, 2000 (Unaudited), and for the nine months ended September 30,
             2001  and  September  30,  2000  (Unaudited)                      5

             Consolidated  Statements  of  Cash Flows for the nine months
             ended September  30,  2001 and September 30, 2000 (Unaudited)   6-7

             Notes  to  Consolidated  Financial  Statements  (Unaudited)     8-9

Item  2.     Management's Discussion and Analysis of Financial Condition
             and  Results  of  Operations                                     14

Item  3.     Quantitative and Qualitative Disclosures About Market Risk       15


PART  II  -  OTHER  INFORMATION

Item 1.      Legal Proceedings                                                16

Item 2.      Changes in Securities and Use of Proceeds                        16

Item 3.      Defaults upon Senior Securities                                  16

Item 4.      Submission of Matters to a Vote of Security Holders              16

Item 5.      Other Information                                                16

Item 6.      Exhibits and Reports on Form 8-K                              16-17

Signatures                                                                    18


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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                 PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                             Consolidated Balance Sheets

                                                                September 30,   December 31,
            Assets                                                  2001            2000
            ------                                             ---------------  -------------
                                                                 (Unaudited)
Cash and due from banks                                        $    13,354,100     13,619,197
Federal funds sold                                                   8,114,000      5,020,000
                                                               ---------------  -------------
      Cash and cash equivalents                                     21,468,100     18,639,197

Investment securities available for sale                            90,205,104     71,564,844
Other investments                                                    3,856,273      2,398,873
                                                               ---------------  -------------
      Total securities                                              94,061,377     73,963,717

Mortgage loans held for sale                                         2,317,535      1,563,700
Loans, net                                                         463,246,885    406,226,100

Premises and equipment, net                                         14,863,585     12,907,968
Accrued interest receivable and other assets                         4,768,703      5,701,105
                                                               ---------------  -------------
                  Total assets                                 $   600,726,185    519,001,787
                                                               ===============  =============

  Liabilities and Shareholders' Equity
  ------------------------------------

Deposits:
      Non-interest bearing demand                              $    55,228,791     52,793,390
      NOW, MMDA & savings                                          133,114,029    117,827,911
      Time, $100,000 or more                                       170,464,816    129,111,812
      Other time                                                   138,983,600    150,340,229
                                                               ---------------  -------------
            Total deposits                                         497,791,236    450,073,342

Demand notes payable to U.S. Treasury                                1,600,000      1,600,000
FHLB borrowings                                                     52,214,286     21,357,142
Accrued interest payable and other liabilities                       2,244,046      2,932,284
                                                               ---------------  -------------
                  Total liabilities                                553,849,568    475,962,768
                                                               ---------------  -------------
Shareholders' equity:
      Preferred stock, no par value; authorized
            5,000,000 shares; no shares issued
            and outstanding                                                  -              -
      Common stock, no par value; authorized
            20,000,000 shares; issued and outstanding
            3,218,714 shares in 2001 and 2000                       36,407,798     36,407,798
      Retained earnings                                              9,769,635      6,627,533
      Accumulated other comprehensive income                           699,184          3,688
                                                               ---------------  -------------
                  Total shareholders' equity                        46,876,617     43,039,019
                                                               ---------------  -------------

                  Total liabilities and shareholders' equity   $   600,726,185    519,001,787
                                                               ===============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                               PEOPLES  BANCORP  OF  NORTH  CAROLINA,  INC.  AND  SUBSIDIARY

                                       Consolidated Statements of Earnings (Unaudited)

                                              Three Months         Three Months         Nine Months          Nine Months
                                                  Ended                Ended               Ended                Ended
                                           September 30, 2001   September 30, 2000   September 30, 2001  September 30, 2000
                                           -------------------  -------------------  ------------------  -------------------
Interest Income:
  Interest and fees on loans               $         9,086,321           9,638,520           28,302,751          26,496,610
  Interest on federal funds sold                        63,627              65,906              103,887             120,023
  Interest on investment securities:
    U.S. Treasury                                            -                   -                    -              16,572
    U.S. Government agencies                         1,063,023             767,005            2,920,393           2,179,944
    States and political subdivisions                  222,524             239,858              709,852             742,588
    Other                                              132,621              42,638              314,803             113,474
                                           -------------------  -------------------  ------------------  -------------------

      Total interest income                         10,568,116          10,753,927           32,351,686          29,669,211
                                           -------------------  -------------------  ------------------  -------------------

Interest expense:
  NOW, MMDA & savings deposits                         777,098             954,097            2,392,574           2,735,362
  Time deposits                                      4,516,969           3,922,411           13,892,349          10,059,360
  FHLB borrowings                                      650,895             265,217            1,493,793             707,666
  Other                                                  7,432              33,971               76,141             116,119
                                           -------------------  -------------------  ------------------  -------------------
      Total interest expense                         5,952,394           5,175,696           17,854,857          13,618,507
                                           -------------------  -------------------  ------------------  -------------------

      Net interest income                            4,615,722           5,578,231           14,496,829          16,050,704

Provision for loan losses                              759,788             640,000            1,641,988           1,419,100
                                           -------------------  -------------------  ------------------  -------------------
      Net interest income after provision
          for loan losses                            3,855,934           4,938,231           12,854,841          14,631,604
                                           -------------------  -------------------  ------------------  -------------------

Other income:
  Service charges                                      712,574             403,461            2,049,548           1,162,447
  Other service charges and fees                       105,740              92,831              337,494             275,815
  Gain (loss) on sale of securities                    512,830            (483,472)             707,557            (483,472)
  Mortgage banking income                              226,336            (155,092)             682,010              79,054
  Insurance and brokerage commissions                  102,446              42,364              267,114             115,058
  Miscellaneous                                        449,989             968,064            1,658,413           1,723,062
                                           -------------------  -------------------  ------------------  -------------------
    Total other income                               2,109,915             868,156            5,702,136           2,871,964
                                           -------------------  -------------------  ------------------  -------------------
Other expense:
  Salaries and employee benefits                     2,001,725           2,317,036            6,838,724           6,730,338
  Occupancy                                            774,685             653,340            2,237,166           1,861,174
  Other                                              1,087,574             760,831            3,317,971           2,972,871
                                           -------------------  -------------------  ------------------  -------------------
    Total other expenses                             3,863,984           3,731,207           12,393,861          11,564,383
                                           -------------------  -------------------  ------------------  -------------------

    Earnings before income taxes                     2,101,865           2,075,180            6,163,116           5,939,185

Income taxes                                           715,600             689,300            2,055,400           1,941,500
                                           -------------------  -------------------  ------------------  -------------------

    Net earnings                           $         1,386,265           1,385,880            4,107,716           3,997,685
                                           ===================  ===================  ==================  ===================

Basic earnings per share                   $              0.43                0.43                 1.28                1.24
                                           ===================  ===================  ==================  ===================
Diluted earnings per share                 $              0.43                0.43                 1.27                1.24
                                           ===================  ===================  ==================  ===================
Cash dividends declared per share          $              0.10                0.10                 0.30                0.29
                                           ===================  ===================  ==================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

                               PEOPLES  BANCORP  OF  NORTH  CAROLINA,  INC.  AND  SUBSIDIARY

                             Consolidated  Statements  of  Comprehensive  Income  (Unaudited)


                                                Three Months            Three Months         Nine Months         Nine Months
                                                    Ended                  Ended                Ended               Ended
                                             September 30, 2001      September 30, 2000  September 30, 2001   September 30, 2000
                                          -------------------------  ------------------  -------------------  ------------------
Net earnings                                          1,386,265              1,385,880           4,107,716            3,997,685
                                          -------------------------  ------------------  -------------------  ------------------
Other comprehensive income, net of tax:
     Unrealized gains on
       investment securities
        available for sale:
          Unrealized gains
            arising during
             the period, net of
              taxes of $346,747,
               $242,064, $719,321
                and $117,407,
                 respectively                              543,489              379,410           1,127,460              184,022

        Reclassification
         adjustment for (gains)
          losses included in net
           earnings, net of taxes of
            $(199,747), $188,312,
             $(275,593) and $188,312,
               respectively                               (313,083)             295,160            (431,964)             295,160
                                          -------------------------  ------------------  -------------------  ------------------

Other comprehensive income                                 230,406              674,570             695,496              479,182
                                          -------------------------  ------------------  -------------------  ------------------

Comprehensive income                                     1,616,671            2,060,450           4,803,212            4,476,867
                                          =========================  ==================  ===================  ==================

See  accompanying  notes  to  consolidated  financial  statements.

             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine months ended September 30, 2001 and 2000

                                                                         2001           2000
                                                                     -------------  ------------
Cash flows from operating activities:
   Net earnings                                                      $  4,107,716     3,997,685
   Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
         Depreciation, amortization and accretion                       1,166,392     1,212,026
         Provision for loan losses                                      1,641,988     1,419,100
         Loss (gain) on sale of investment securities                    (707,557)      483,472
         Loss (gain) on sale of mortgage loans                            (18,489)      293,520
         Gain on sale of premises and equipment                            (2,818)   (1,329,736)
         Gain on sale of other real estate                                 16,840         2,950
         Change in:
               Other assets                                               476,328    (1,541,866)
               Other liabilities                                         (688,238)    1,814,002
               Mortgage loans held for sale                              (735,346)      385,418
                                                                     -------------  ------------

                  Net cash provided by operating activities             5,256,816     6,736,571
                                                                     -------------  ------------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale              (71,634,940)  (25,526,829)
   Proceeds from calls and maturities of investment securities
        available for sale                                             15,066,859     5,548,216
   Proceeds from sales of investment securities available for sale     39,736,019    18,129,483
   Change in other investments                                         (1,457,400)     (838,773)
   Net change in loans                                                (58,857,773)  (49,662,841)
   Purchase of premises and equipment                                  (3,474,006)   (2,702,828)
   Proceeds from sale of premises and equipment                           523,595     1,875,000
   Proceeds from sale of other real estate                                 60,310        24,500
                                                                     -------------  ------------

                  Net cash used in investing activities               (80,037,336)  (53,154,072)
                                                                     -------------  ------------

Cash flows from financing activities:
   Net change in deposits                                              47,717,894    52,797,208
   Change in demand notes payable to U.S. Treasury                              -      (262,174)
   Net change in FHLB borrowings                                       30,857,144     2,857,143
   Cash dividends                                                        (965,615)     (936,375)
   Cash paid in lieu of fractional shares                                       -        (3,773)
                                                                     -------------  ------------

            Net cash provided by financing activities                  77,609,423    54,452,029
                                                                     -------------  ------------

Net change in cash and cash equivalents                                 2,828,903     8,034,528

Cash and cash equivalents at beginning of period                       18,639,197    16,997,311
                                                                     -------------  ------------

Cash and cash equivalents at end of period                           $ 21,468,100    25,031,839
                                                                     =============  ============


             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine months ended September 30, 2001 and 2000

                                   (Continued)


Supplemental disclosures of cash flow information:
      Cash paid during the year for:
         Interest                                                    $ 17,871,361    13,206,542
         Income taxes                                                $  2,420,593     1,845,000
Noncash investing and financing activities:
       Change in net unrealized gain (loss) on investment
           securities available for sale, net of tax                 $    695,496       479,182
       Transfer of loans to other real estate                        $    195,000             -

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

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2001 and 2000:

                                      2001         2000
                                   -----------  ----------

     Balance, beginning of period  $4,713,227   3,924,348
     Provision for loan losses      1,641,988   1,419,100
     Less:
        Charge-offs                  (608,455)   (755,165)
        Recoveries                    160,567      52,050
                                   -----------  ----------
              Net charge-offs        (447,888)   (703,115)
                                   -----------  ----------

     Balance, end of period        $5,907,327   4,640,333
                                   ===========  ==========

(3)  Net  Earnings  Per  Share
     -------------------------

     Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and nine months ended September 30, 2001 are as follows:


     For  the  three  months  ended  September  30,  2001
     ----------------------------------------------------

                                                                   Per Share
                                     Net Earnings   Common Shares    Amount
                                     -------------  -------------  ----------

     Basic earnings per share        $   1,386,265      3,218,714  $     0.43
                                                                   ==========
     Effect of dilutive securities:
        Stock options                            -         18,403
                                     -------------  -------------

     Diluted earnings per share      $   1,386,265      3,237,117  $     0.43
                                     =============  =============  ==========

     For  the  nine  months  ended  September  30,  2001
     ---------------------------------------------------
                                                                    Per Share
                                     Net Earnings   Common Shares    Amount
                                     -------------  -------------  ----------

     Basic earnings per share        $   4,107,716      3,218,714  $     1.28
                                                                   ==========
     Effect of dilutive securities:
        Stock options                            -         10,768
                                     -------------  -------------

     Diluted earnings per share      $   4,107,716      3,229,482  $     1.27
                                     =============  =============  ==========

     For the three months and nine months ended September 30, 2000, "basic earnings per share" equaled "diluted earnings per share" as the potential common shares outstanding during the period had no effect on the computation. Net earnings per share for the period ended September 30, 2000 is computed based on the weighted average shares outstanding of 3,218,714.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Summary. Net earnings for the third quarter of 2001 and 2000 were $1.4 million. Both basic and diluted net earnings per share for the quarters ended September 30, 2001 and September 30, 2000 were $0.43. Annualized return on average assets was 0.93% for the three months ended September 30, 2001 compared to 1.15% for the same period in 2000, and annualized return on average shareholders' equity was 11.85% versus 13.38%, respectively.

     Net earnings for the nine months ended September 30, 2001 was $4.1 million, an increase of 3% over the $4.0 million earned in the first nine months of 2000. Basic earnings per share for this period increased 3% to $1.28 from $1.24 for the nine months ended September 30, 2000. Diluted earnings per share for the nine months ended September 30, 2001 and September 30, 2000 were $1.27 and $1.24, respectively. Annualized return on average assets was 0.97% for the first nine months of 2001 compared to 1.17% for the same period in 2000, and annualized return on average shareholders' equity was 11.62% versus 12.85%, respectively.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $4.6 million for the three months ended September 30, 2001 a decrease of 17% from the $5.6 million earned in the same period in 2000. The decrease from 2000 third quarter net interest income was primarily attributable to declining interest rates throughout 2001.

     Interest income decreased $186,000 or 2% for the three months ended September 30, 2001 compared with the same period in 2000. This decrease is attributable to a reduction in the yield on earning assets due to decreases in the Bank's prime commercial lending rate. The reduction in yield was partially offset by an increase in loan volume.

     Interest expense increased $777,000 or 15% for the three months ended September 30, 2001 compared with the same period in 2000. The increase in interest expense was due to an increase in volume of average interest bearing liabilities, partially offset by a decrease in the average cost of funds to 4.80% for the three months ended September 30, 2001 from 5.37% for the same period in 2000.

     Net interest income for the nine month period ended September 30, 2001 was $14.5 million, a decrease of 10% from net interest income of $16.1 million for the nine months ended September 30, 2000. This decrease is attributable to declining interest rates during 2001, which resulted in a decrease in the annualized tax equivalent net yield on earning assets to 3.71% for the nine months ended September 30, 2001 from 5.02% for the nine months ended September 30, 2000.

     Interest income increased $2.7 million or 9% to $32.4 million for the nine months ended September 30, 2001 compared to $29.7 million for the same period in 2000. The increase was due to an increase in the volume of average earning assets, which resulted from an increase in loan volume, partially offset by a decrease in the yield on earning assets which is attributable to decreases in the Bank's prime commercial lending rate. Average loans increased 22% to $445.0 million, while average investment securities available for sale increased 27% to $83.5 million in the nine months ended September 30, 2001 compared to the same period in 2000. All other interest-earning assets including federal funds sold increased to an average of $6.6 million in the nine months ended September 30, 2001 from $5.2 million in the same period in 2000. The tax equivalent yield on average earning assets decreased to 8.17% for the nine months ended September 30, 2001 from 9.18% for the nine months ended September 30, 2000.

     Interest expense increased 31% to $17.9 million for the nine months ended September 30, 2001 compared to $13.6 million for the corresponding period in 2000. The increase resulted from an increase in the volume of average interest bearing liabilities coupled with an increase in the average rate paid on interest bearing liabilities.

Average interest bearing liabilities increased 28% to $463.5 million for the nine months ended September 30, 2001 from $361.3 million for the nine months ended September 30, 2000. This increase is primarily attributable to the increase in average interest bearing deposits to $422.0 million in the nine months ended September 30, 2001 from $343.6 million in the same period in 2000. The average rate paid on interest bearing liabilities increased to 5.15% for the nine months ended September 30, 2001 from 5.02% for the nine months ended September 30, 2000.

     Provision for Loan Losses. For the three months ended September 30, 2001 a contribution of $760,000 was made to the provision for loan losses compared to a contribution of $640,000 to the provision for loan losses for the three months ended September 30, 2000. The increased contribution to the provision for loan losses for the quarter ended September 30, 2001 reflects a precautionary approach in response to declining economic conditions.

     For the nine months ended September 30, 2001 a contribution of $1.6 million was made to the provision for loan losses compared to a contribution of $1.4 million to the provision for loan losses for the nine months ended September 30, 2000. The increase in the provision for loan losses reflects our concern over declining economic conditions, nationally and locally. Please see the section below entitled "Analysis of Financial Condition -- Asset Quality Analysis; Loan Loss Allowance."

     Non-Interest Income. Total non-interest income was $2.1 million for the third quarter of 2001, an increase of 143% over the $868,000 earned for the third quarter of 2000. Service charges on deposit accounts increased 77% to $713,000 for the third quarter of 2001 due to the growth in the deposit base coupled with fees arising from a new product designed to automatically advance funds to assist customers in the event of checking account overdrafts and an increase in account maintenance fees. The Company reported a net gain on sale of securities for the quarter ended September 30, 2001 of $513,000 compared to a net loss on sale of securities of $483,000 during the comparable period of 2000. Mortgage banking income increased to $227,000 in the third quarter of 2001 compared to a loss of $155,000 for the third quarter of 2000. The increase in mortgage banking income resulted from a strong demand for mortgage loan services for the quarter ended September 30, 2001 coupled with a loss associated with the sale of jumbo mortgage loans during the quarter ended September 30, 2000. Income from insurance and brokerage commissions increased 142% to $102,000 in the third quarter of 2001 compared to $42,000 for the same period of 2000. This increase is primarily attributable to increased activity associated with the Bank's investment subsidiary, Peoples Investment Services, Inc. Miscellaneous non-interest income decreased 54% to $450,000 for the three months ended September 30, 2001. The decrease reflects a net gain on sale of capital assets associated with the sale of the Bank's Newton Main Office during the third quarter of 2000.

     Total non-interest income was $5.7 million for the nine months ended September 30, 2001, an increase of 99% over the $2.9 million earned in the same period of 2000. Service charges on deposit accounts increased 76% to $2.0 million for the nine months ended September 30, 2001 due to the growth in the deposit base coupled with fees arising from a new product designed to automatically advance funds to assist in the event of checking account overdrafts as well as an increase in account maintenance fees. The Company reported a net gain of sale of securities for the first nine months of 2001 of $708,000 compared to a net loss of $483,000 during the comparable period of 2000. Mortgage banking income increased to $682,000 in the nine months ended September 30, 2001 from $79,000 for the nine months ended September 30, 2000 due to a strong demand for mortgage loan services coupled with a loss associated with the sale of jumbo mortgage loans during the third quarter of 2000. Income from insurance and brokerage commissions increased 132% to $267,000 for the first nine months of 2001 compared to $115,000 for the same period in 2000. This increase is primarily attributable to increased activity associated with the Bank's investment subsidiary, Peoples Investment Services, Inc. Miscellaneous non-interest income was $1.7 million for the nine months ended September 30, 2001 and 2000.

     Non-Interest Expense. Total non-interest expense was $3.9 million in the third quarter of 2001, an increase of 4% over the same period in 2000. Salary and employee benefits decreased to $2.0 million for the three months ended September 30, 2001 as compared to $2.3 million for the same period of 2000. This decrease is primarily due to a reduction in expense associated with the accrual of management and employee incentives.

     Occupancy expense increased 19% due to increased overhead expenses associated with branch renovations and the Company's new corporate headquarters.

     Total non-interest expense was $12.4 million in the nine months ended September 30, 2001, an increase of 7% over the same period in 2000. Salary and employee benefits increased 2% for the nine months ended September 30, 2001 as compared to the same period of 2000. This increase is primarily due to merit and promotional increases and an increase in the number of employees to service growth in the customer base offset by a reduction in expense associated with the accrual of management and employee incentives. Occupancy expense increased 20% due to increased overhead expenses associated with new branches, existing branch renovations and the Company's new corporate headquarters.

     Income Taxes. The Company reported income taxes of $716,000 and $689,000 for the third quarters of 2001 and 2000, respectively. This represented effective tax rates of 34% and 33% for the respective periods.

     The Company reported income taxes of $2.1 million and $1.9 million for the nine month periods ending September 30, 2001 and 2000, respectively. This represented an effective tax rate of 33% for the respective periods.


ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $90.2 million at September 30, 2001 compared to $71.6 million at December 31, 2000. This increase reflects the purchase of approximately $30.0 million in agency securities funded by a $30.0 million Federal Home Loan Bank borrowing. Average investment securities available for sale for the nine months ended September 30, 2001 amounted to $83.5 million compared to $66.2 million for the year ended December 31, 2000.

     Loans. At September 30, 2001, total loans amounted to $469.2 million compared to $410.9 million at December 31, 2000, an increase of 14%. This loan growth reflects a continuation of strong loan demand in the Bank's market area. Average loans represented 83% of total earning assets for the nine months ended September 30, 2001 compared to 84% for the year ended December 31, 2000. Mortgage loans held for sale were $2.3 million at September 30, 2001, an increase of 48% from the December 31, 2000 balance of $1.6 million. The increase in mortgage loans held for sale reflects an increase in mortgage loan volume due to a decrease in mortgage loan rates.

     Asset Quality Analysis; Loan Loss Allowances. The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the commercial loan portfolio, in an effort to establish asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

     -    the  Bank's  loan  loss  experience;
     -    the  amount  of  past  due  and  nonperforming  loans;
     -    specific  known  risks;
     -    the  status  and  amount  of  past  due  and  nonperforming  assets;
     -    underlying  estimated  values  of  collateral  securing  loans;
     -    current  and  anticipated  economic  conditions;  and
     - other factors which management believes affects the allowance for potential credit losses.

     An analysis of the credit quality of the commercial loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's credit administration area and presented to the Bank's Executive and Loan Committee on a regular basis. In addition, the Bank has engaged an outside loan review consultant to perform and report, on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank's loan grading system and process. The provision for loan losses is a charge to earnings in the current period to enable the Bank to maintain the allowance at a level that management estimates to be adequate.

     The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the North Carolina Commissioner of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, the allowance for loan losses and credit grades differ from the regulators judgments.

     While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     Non-performing assets totaled $6.7 million at September 30, 2001 or 1.12% of total assets, compared to $6.1 million at December 31, 2000 or 1.17% of total assets. Non-accrual loans were $6.4 million at September 30, 2001, an increase of $933,000 over non-accruals of $5.4 million at December 31, 2000. As a percentage of total loans outstanding, non-accrual loans were 1.35% at September 30, 2001 compared to 1.32% at December 31, 2000. Loans ninety (90) days past due and still accruing amounted to $216,000 and $545,000 at September 30, 2001 and December 31, 2000, respectively. The allowance for loan losses at September 30, 2001 amounted to $5.9 million or 1.26% of total loans compared to $4.7 million or 1.15% of total loans at December 31, 2000. The determination of the allowance for loan losses rests upon management's judgment about a number of factors affecting loan quality, assumptions about the economy and historical experience. Judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that management believes require attention. Management believes that the allowance at September 30, 2001 was adequate at that time to cover anticipated risk of losses in the loan portfolio; however, judgment is based upon a number of assumptions about future events, which management believes to be reasonable, but which may or may not be realized. There is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially as a result of a weaker economy generally, and the slowdown in the economy and uncertainties created by the September 11, 2001 terrorist attacks and the war against terrorism.

     Deposits. Total deposits at September 30, 2001 were $497.8 million, an increase of 11% over deposits of $450.1 million at December 31, 2000. Certificates of deposit in amounts of $100,000 or more totaled $170.5 million at September 30, 2001, compared to $129.1 million at December 31, 2000. This increase reflects growth arising from the Bank's entry into new markets, successful marketing strategies, and the general strength of the deposit base in the Bank's service area.

     Borrowed Funds. Federal Home Loan Bank borrowings were $52.2 million at September 30, 2001 compared to $21.4 million at December 31, 2000. This increase reflects a $30.0 million borrowing, which allowed the Bank to purchase approximately $30.0 million in agency securities. This transaction enabled the Bank to lock in a positive spread in net interest income. The average balance of Federal Home Loan Bank borrowings for the nine months ended September 30, 2001 was $38.9 million compared to $15.8 million for the year ended December 31, 2000. At September 30, 2001, Federal Home Loan Bank borrowings with maturities exceeding one year amounted to $52.2 million. The Company had no federal funds purchased as of September 30, 2001 or December 31, 2000.

     Capital Structure. Shareholders' equity at September 30, 2001 was $46.9 million compared to $43.0 million at December 31, 2000. In addition, at September 30, 2001 and December 31, 2000, unrealized gains and losses, net of taxes, in the available-for-sale securities portfolio amounted to a gain of $699,000 and a gain of $4,000, respectively. Annualized return on average equity for the nine months ended September 30, 2001 was 11.62% compared to 12.55% for the year ended December 31, 2000. Total cash dividends paid during the nine months ended September 30, 2001 amounted to $966,000 an increase of 3% compared to total cash dividends of $936,000 paid for the first nine months of 2000.

     Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity less all intangible assets and goodwill. The Company's Tier I capital ratio was 8.94% and 10.11% at September 30, 2001 and December 31, 2000, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 10.08% and 11.22% at September 30, 2001 and December 31, 2000, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The
Company's Tier I leverage capital ratio was 8.14% and 9.10% at September 30, 2001 and December 31, 2000, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2001 and December 31, 2000.

     Liquidity. The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources. The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta (FHLB) and The Bankers Bank, and is also able to purchase federal funds from other financial institutions. At September 30, 2001, the Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $52.2 million. The Bank also has the ability to borrow up to $16.5 million for the purchase of overnight federal funds from three correspondent financial institutions. The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 25.35% at September 30, 2001 and 27.03% at December 31, 2000.

ITEM  3.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2001 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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


ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

               Not  applicable.


ITEM  5.       OTHER  INFORMATION

               Not  applicable.


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

(b)  Reports  on  Form  8-K

     The Company filed a Form 8-K on September 21, 2001, announcing the approval of new titles and definitions for the Bank's most senior executive officers on September 18, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Peoples Bancorp of North Carolina, Inc.




       October 29, 2001      By:    /s/  Tony  W.  Wolfe
     --------------------           -----------------------------------------
           Date                     Tony  W.  Wolfe
                                    President  and  Chief  Executive  Officer
                                    (Principal  Executive  Officer)



       October 29, 2001      By:    /s/  George  S.  Earp
     --------------------           -----------------------------------------
             Date                   George  S.  Earp
                                    First  Vice  President  -  Finance
                                    (Principal  Accounting  Officer)