Form 10-K
period 2001-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2002-03-28
CIK 1093672

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended  DECEMBER 31, 2001
                                            -------------------

                    Commission file number      000-27205
                                           -------------------


                    PEOPLES BANCORP OF NORTH CAROLINA, INC.
                   ------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



         NORTH CAROLINA                                56-2132396
  ------------------------------           ----------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


        518 WEST C STREET
     NEWTON, NORTH CAROLINA                               28658
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)


                                 (828) 464-5620
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Securities to be Registered Pursuant to Section 12(b) of the Act:  NONE
                                                                      --------
        Securities to be Registered Pursuant to Section 12(g) of the Act:


                           COMMON STOCK, NO PAR VALUE
                           --------------------------
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


Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (excluding five percent owners as non-affiliates). The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $44,961,088.00 BASED ON THE CLOSING PRICE OF SUCH COMMON STOCK
                 --------------------------------------------------------------
ON MARCH 15, 2002, WHICH WAS $16.00 PER SHARE.
----------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,145,380 SHARES OF COMMON STOCK,  OUTSTANDING AT MARCH 15, 2002.
-----------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2001 (the "Annual Report"), which is included as Appendix A to the Proxy Statement for the 2002 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 2, 2002 (the "Proxy Statement"), are incorporated by reference into Part III.

This Form 10-K contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional, and local market conditions and legislative and regulatory conditions.

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

     The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 13 offices located in Lincolnton, Newton, Denver, Triangle, Catawba, Conover, Maiden, Claremont, Hiddenite, and Hickory, North Carolina. At December 31, 2001, the Company had total assets of $619.5 million, net loans of $484.5 million, deposits of $490.2 million, investment securities of $84.3 million, and shareholders' equity of $45.4 million.

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

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Commissioner of Banks (the "Commissioner").

     At December 31, 2001, the Bank employed 200 full-time equivalent employees.

SUBSIDIARIES

     The Bank is the Company's subsidiary. The Bank has two subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc.
Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank's customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc., provides real estate appraisal and real estate brokerage services.

     In December 2001, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I ("PEBK Trust"), which issued $14 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company.

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

     Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities. Corning Cable Systems, LLC (manufacturer of fiber optic cable and accessories) is the largest employer in Catawba County. Other major employers include CommScope, Inc. (manufacturer of fiber optic cable and accessories), Frye Regional Medical Center, Inc., Century Furniture Company, and Catawba County Schools.

COMPETITION

     The Bank has operated in the Catawba Valley region for approximately 90 years and is the only financial institution headquartered in Newton. However, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. Two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area. Based upon June 30, 2001 comparative data, the Bank had 19.13 % of the deposits in Catawba County, placing it second in deposit size among a total of 12 banks with branch offices in Catawba County.

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

SUPERVISION AND REGULATION

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

     General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

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

     Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by the BIF members such as the Bank shall be as specified in a schedule required to be issued by the FDIC. All FDIC deposits for deposit insurance have an effective rate ranging from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Based on the current financial condition and capital levels of the Bank, the Bank does not expect that the FDIC insurance assessments will have a material impact on the Bank's future earnings.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2001, the Bank was in compliance with this requirement.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA") as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last
CRA  examination  which  was  conducted  during  March  2001.

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

     Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards where such compensation would endanger the insured depository institution or would constitute an unsafe practice.

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

ITEM 2.   PROPERTIES

     At December 31, 2001, the Bank conducted its business from the headquarters office in Newton, North Carolina, and its twelve other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle and Hiddenite, North Carolina. The Bank also has two stand alone ATMs located in Hickory and Sherrills Ford . The following table sets forth certain information regarding the Bank's properties at December 31, 2001. Unless indicated otherwise, all properties are owned by the Bank.

Corporate Office                  2050 Catawba Valley Boulevard
518 West C Street                 Hickory, North Carolina 28601
Newton, North Carolina  28658     (ATM site only)

420 West A Street                 U.S. Highway 321
Newton, North Carolina 28658      Newton, NC 28658
                                  (land only)
2619 North Main Avenue
Newton, North Carolina 28658                 LEASED
                                             ------

213 1st Street, West              1333 2nd Street NE
Conover, North Carolina 28613     Hickory, North Carolina  28601

3261 East Main Street             114 West C Street
Claremont, North Carolina 28610   Newton, North Carolina 28658
                                  (off-site storage only)
6125 Highway 16 South
Denver, North Carolina 28037      6360 East N.C. Highway
                                  Sherrills Ford, North Carolina 28673
5153 N.C. Highway 90E             (ATM site only)
Hiddenite, North Carolina 28636
                                  1910 East Main Street
200 Island Ford Road              Lincolnton, North Carolina 28092
Maiden, North Carolina  28650

3310 Springs Road NE
Hickory, North Carolina  28601

142 South Highway 16
Denver, North Carolina  28037

106 North Main Street
Catawba, North Carolina 28609


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of the management, the Bank is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Bank's shareholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this Item is set forth under the section captioned "Market for the Company's Common Equity and Related Shareholder Matters" on page A-17 of the Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ITEM 6.  SELECTED  FINANCIAL  DATA

     The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-2 of the Annual Report, which table is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-3 through A-15 of the Annual Report, which section is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The information required by this Item is set forth in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on page A-16 of the Annual Report, which section is incorporated herein by reference.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages A-20 through A-42 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on pages 5 and 6 of the Proxy Statement and "Proposal 1 - Election of Directors - Executive Officers" on page 9 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE  COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Director Compensation" on page 8 and "- Management Compensation," " - Stock Benefit Plan," "- Employment Agreements," "- Incentive Compensation Plans," "- Profit Sharing and 401(k) Plans," "- Deferred Compensation Plan," "- Supplemental Retirement Plan," and "- Discretionary Bonuses and Service Awards," on pages 9 through 19 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 4 of the Proxy Statement.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Indebtedness of and Transactions with Management"on page 19 of the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditors' Report

          (b) Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

          (c) Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999

          (d) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

          (e) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

          (f) Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

          Exhibit (3)(ii)     Amended  and Restated Bylaws of Peoples Bancorp of
                              North Carolina, Inc.

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

          Exhibit (10)(b)     Employment  Agreement  between  Peoples  Bank  and
                              Joseph  F. Beaman,Jr. incorporated by reference to
                              Exhibit  (10)(b)  to  the Form 10-K filed with the
                              Securities  and  Exchange  Commission on March 30,
                              2000

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

          Exhibit (10)(g)     Employment Agreement between Peoples Bank and
                              A. Joseph Lampron

          Exhibit (10)(h)     Peoples Bank Directors'and Officers' Deferral Plan

          Exhibit (10)(i)     Rabbi Trust for the Peoples Bank Directors'
                              and Officers' Deferral Plan

          Exhibit (11)        Statement regarding Computation of Per Share
                              Earnings

          Exhibit (12)        Statement Regarding Computation of Ratios

          Exhibit (13)        2001 Annual Report of Peoples Bancorp of North
                              Carolina, Inc.

          Exhibit (21)        Subsidiaries of Peoples Bancorp of North Carolina,
                              Inc.

          Exhibit (23)(a)     Consent of Porter Keadle Moore, LLP for
                              Registration  Statement on Form S-3 filed with the
                              Securities  and  Exchange  Commission  on  August
                              10,2000

          Exhibit (23)(b)     Consent of Porter Keadle More, LLP for
                              Registration  Statement on Form S-8 filed with the
                              Securities  and  Exchange  Commission on September
                              28,2000

14(b) The Company filed two reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001. In a report on Form 8-K filed with the SEC on December 11, 2001, the Company reported the issuance of a press release on December 10, 2001 announcing that fourth quarter earnings were anticipated to be lower than the Company's previous expectations. On December 20, 2001, the Company announced the issuance on December 19, 2001 of $14,000,000 PEBK Capital Trust I floating rate securities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Peoples Bancorp of North Carolina, Inc.
                                     (Registrant)


                              By:    /s/  Tony W. Wolfe
                                     -------------------------------------
                                     Tony W. Wolfe
                                     President and Chief Executive Officer

                              Date:  March 27, 2002
                                     -------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                     Title                              Date
---------                                     -----                              ----
 /s/ Tony W. Wolfe           President and Chief Executive Officer          March 27, 2002
---------------------------  (Principal Executive Officer)                  --------------
Tony W. Wolfe

 /s/ Robert C. Abernethy     Chairman of the Board and Director             March 27, 2002
---------------------------                                                 --------------
Robert C. Abernethy

 /s/ A. Joseph Lampron       Executive Vice President and Chief Financial   March 27, 2002
---------------------------  Officer (Principal Financial and               --------------
A. Joseph Lampron            Principal Accounting Officer)

 /s/ James S. Abernethy      Director                                       March 27, 2002
---------------------------                                                 --------------
James S. Abernethy

 /s/ Bruce R. Eckard         Director                                       March 27, 2002
---------------------------                                                 --------------
Bruce R. Eckard

 /s/ John H. Elmore, Jr.     Director                                       March 27, 2002
---------------------------                                                 --------------
John H. Elmore, Jr.

 /s/ Charles F. Murray       Director                                       March 27, 2002
---------------------------                                                 --------------
Charles F. Murray

 /s/ Gary E. Matthews        Director                                       March 27, 2002
---------------------------                                                 --------------
Gary E. Matthews

 /s/ Larry E. Robinson       Director                                       March 27, 2002
---------------------------                                                 --------------
Larry E. Robinson

 /s/ Fred L. Sherrill, Jr.   Director                                       March 27, 2002
---------------------------                                                 --------------
Fred L. Sherrill, Jr.

 /s/ Dan Ray Timmerman, Sr.  Director                                       March 27, 2002
---------------------------                                                 --------------
Dan Ray Timmerman, Sr.

 /s/ Benjamin I. Zachary     Director                                       March 27, 2002
---------------------------                                                 --------------
Benjamin I. Zachary

                                INDEX TO EXHIBITS



EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
Exhibit (3)(ii)  Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.

Exhibit (10)(g)  Employment Agreement between Peoples Bank and A. Joseph Lampron

Exhibit (10)(h)  Peoples Bank Directors' and Officers' Deferral Plan

Exhibit (10)(i)  Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan

Exhibit (11)     Statement Regarding Computation of Per Share Earnings

Exhibit (12)     Statement Regarding Computation of Ratios

Exhibit (13)     2001 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (21)     Subsidiaries of Peoples Bancorp of North Carolina, Inc.

Exhibit (23)(a)  Consent of Porter Keadle Moore, LLP for Registration Statement on Form S-3 filed with the
                 Securities and Exchange Commission on March 28, 2002

Exhibit (23)(b)  Consent of Porter Keadle More, LLP for Registration Statement on Form S-8 filed with the
                 Securities and Exchange Commission on March 28, 2002