Form 10-Q
period 2002-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2002-05-14
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2002
                                                 --------------

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                              -----------  ------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days     Yes    X          No
                                            ---             ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,145,547 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT MAY 14, 2002.
----------------------------------------------------------------------------

                                            INDEX

PART  I - FINANCIAL  INFORMATION                                                        PAGE(S)

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 2002 (Unaudited) and December
            31, 2001                                                                       3

            Consolidated Statements of Earnings for the three months ended March 31,
            2002 and March 31, 2001 (Unaudited)                                            4

            Consolidated Statements of Comprehensive Income for the three months
            ended March 31, 2002 and March 31, 2001 (Unaudited)                            5

            Consolidated Statements of Cash Flows for the three months ended
            March 31, 2002 and March 31, 2001 (Unaudited)                                 6-7

            Notes to Consolidated Financial Statements (Unaudited)                         8

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     9-12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    13

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                             14

Item 2.     Changes in Securities and Use of Proceeds                                     14

Item 3.     Defaults upon Senior Securities                                               14

Item 4.     Submission of Matters to a Vote of Security Holders                           14

Item 5.     Other Information                                                             14

Item 6.     Exhibits and Reports on Form 8-K                                             14-15

Signatures                                                                                16

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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                   March 31,    December 31,
                   Assets                            2002           2001
                   ------                            ----           ----
                                                  (Unaudited)
Cash and due from banks                          $ 10,765,832     13,042,320
Federal funds sold                                  9,329,000      2,261,000
                                                 -------------  -------------
  Cash and cash equivalents                        20,094,832     15,303,320

Investment securities available for sale           79,833,431     84,286,037
Other investments                                   4,902,773      4,602,773
                                                 -------------  -------------
  Total securities                                 84,736,204     88,888,810

Mortgage loans held for sale                        3,881,822      5,338,931
Loans, net                                        488,742,811    484,517,151

Premises and equipment, net                        14,679,262     14,679,191
Cash surrender value of life insurance              4,644,427      4,583,000
Accrued interest receivable and other assets        6,504,616      6,194,301
                                                 -------------  -------------
      Total assets                               $623,283,974    619,504,704
                                                 =============  =============

  Liabilities and Shareholders' Equity
  ------------------------------------

Deposits:
  Non-interest bearing demand                    $ 59,919,920     56,826,130
  NOW, MMDA & savings                             149,289,823    145,591,866
  Time, $100,000 or more                          162,755,529    156,034,091
  Other time                                      126,508,256    131,771,102
                                                 -------------  -------------
    Total deposits                                498,473,528    490,223,189

Demand notes payable to U.S. Treasury               1,600,000        117,987
FHLB borrowings                                    62,142,857     68,214,286
Trust preferred securities                         14,000,000     14,000,000
Accrued interest payable and other liabilities      2,357,442      1,548,139
                                                 -------------  -------------
       Total liabilities                          578,573,827    574,103,601
                                                 -------------  -------------

Shareholders' equity:

  Preferred stock, no par value; authorized
    5,000,000 shares; no shares issued
    and outstanding                                         -              -
  Common stock, no par value; authorized
    20,000,000 shares; issued and
    outstanding 3,145,547 shares in 2002
    and 3,218,714 shares in 2001                   35,265,773     36,407,798
  Retained earnings                                10,486,737      9,915,399
  Accumulated other comprehensive income           (1,042,363)      (922,094)
                                                 -------------  -------------
    Total shareholders' equity                     44,710,147     45,401,103
                                                 -------------  -------------

    Total liabilities and shareholders' equity   $623,283,974    619,504,704
                                                 =============  =============


See  accompanying  notes  to  consolidated  financial  statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES


                  Consolidated Statements of Earnings (Unaudited)

                    Three months ended March 31, 2002 and 2001


                                                              2002        2001
                                                           ----------  -----------
Interest income:
  Interest and fees on loans                               $7,815,535   9,796,891
  Interest on federal funds sold                               10,748      31,676
  Interest on investment securities:
    U.S. Government agencies                                  965,107     794,591
    States and political subdivisions                         176,032     247,422
    Other                                                     121,732      64,146
                                                           ----------  -----------

      Total interest income                                 9,089,154  10,934,726
                                                           ----------  -----------

Interest expense:
  NOW, MMDA & Savings deposits                                510,353     872,875
  Time deposits                                             3,218,866   4,692,374
  FHLB borrowings                                             684,909     317,414
  Trust preferred securities                                  183,750           -
  Other                                                         9,634      21,905
                                                           ----------  -----------
      Total interest expense                                4,607,512   5,904,568
                                                           ----------  -----------

      Net interest income                                   4,481,642   5,030,158

Provision for loan losses                                     500,000     429,500
                                                           ----------  -----------
      Net interest income after provision for loan losses
                                                            3,981,642   4,600,658
                                                           ----------  -----------

Other income:
  Service charges                                             660,496     609,960
  Other service charges and fees                              162,868     128,374
  Gain (loss) on sale of securities                                 -      (8,736)
  Mortgage banking income                                     229,954     204,827
  Insurance and brokerage commissions                          96,232      55,043
  Miscellaneous                                               374,393     612,431
                                                           ----------  -----------
    Total other income                                      1,523,943   1,601,899
                                                           ----------  -----------
Other expense:
  Salaries and employee benefits                            2,437,002   2,447,965
  Occupancy                                                   759,342     694,800
  Other                                                     1,018,365   1,016,975
                                                           ----------  -----------
    Total other expenses                                    4,214,709   4,159,740
                                                           ----------  -----------

    Earnings before income taxes                            1,290,876   2,042,817

Income taxes                                                  405,000     671,800
                                                           ----------  -----------

    Net earnings                                           $  885,876   1,371,017
                                                           ==========  ===========

Net earnings per share                                     $     0.28        0.43
                                                           ==========  ===========
Diluted earnings per share                                 $     0.28        0.43
                                                           ==========  ===========
Cash dividends declared per share                          $     0.10        0.10
                                                           ==========  ===========


See  accompanying  notes  to  consolidated  financial  statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES


          Consolidated Statements of Comprehensive Income (Unaudited)

                   Three months ended March 31, 2002 and 2001


                                                          2002       2001
                                                       ----------  ---------

Net earnings                                           $ 885,876   1,371,017
                                                       ----------  ---------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment securities
    available for sale:
      Unrealized gains (losses) arising during the
        period, net of taxes of $(76,732) and
          $424,247, respectively                        (120,269)    664,962

  Reclassification adjustment for (gains) losses
    included in net earnings, net of taxes of $0
    and $3,403, respectively                                   -       5,333
                                                       ----------  ---------

Other comprehensive income                              (120,269)    670,295
                                                       ----------  ---------

Comprehensive income                                   $ 765,607   2,041,312
                                                       ==========  =========


See  accompanying  notes  to  consolidated  financial  statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES


                Consolidated Statements of Cash Flows (Unaudited)

                   Three months ended March 31, 2002 and 2001


                                                                       2002          2001
                                                                   ------------  ------------
Cash flows from operating activities:
  Net earnings                                                     $   885,876     1,371,017
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation, amortization and accretion                         373,361       323,280
      Provision for loan losses                                        500,000       429,500
      Loss on sale of investment securities                                  -         8,736
      Gain on sale of mortgage loans                                   (16,852)       (5,095)
      Loss on sale of premises and equipment                                 -         1,819
      Loss (gain) on sale of other real estate                         (12,290)        4,419
    Change in:
        Other assets                                                  (412,167)     (315,492)
        Other liabilities                                              809,303       499,497
        Mortgage loans held for sale                                 1,473,961    (1,536,645)
                                                                   ------------  ------------

          Net cash provided by operating activities                  3,601,192       781,036
                                                                   ------------  ------------

Cash flows from investing activities:
  Purchases of investment securities available-for-sale               (500,000)  (11,822,733)
  Proceeds from calls and maturities of investment securities
    available for sale                                               4,753,519     6,727,219
  Proceeds from sales of investment securities available for sale            -     8,458,750
  Change in other investments                                         (300,000)   (3,000,000)
  Change in cash value life insurance                                  (61,427)            -
  Net change in loans                                               (4,725,660)  (21,395,615)
  Purchases of premises and equipment                                 (327,946)   (4,430,092)
  Proceeds from sale of premises and equipment                               -     2,499,306
  Proceeds from sale of other real estate                              183,173        12,731
                                                                   ------------  ------------

          Net cash used in investing activities                       (978,341)  (22,950,434)
                                                                   ------------  ------------

Cash flows from financing activities:
  Net change in deposits                                             8,250,339    19,342,747
  Net change in demand notes payable to U.S. Treasury                1,482,013    (1,183,946)
  Net change in FHLB borrowings                                     (6,071,429)      928,572
  Transaction costs associated with trust preferred securities         (35,699)            -
  Common stock repurchased                                          (1,146,250)            -
  Proceeds from exercise of options                                      4,225             -
  Cash dividends                                                      (314,538)     (321,872)
                                                                   ------------  ------------

          Net cash provided by financing activities                  2,168,661    18,765,501
                                                                   ------------  ------------

Net change in cash and cash equivalents                              4,791,512    (3,403,897)

Cash and cash equivalents at beginning of the period                15,303,320    18,639,197
                                                                   ------------  ------------

Cash and cash equivalents at end of the period                     $20,094,832    15,235,300
                                                                   ============  ============

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES


                Consolidated Statements of Cash Flows (Unaudited)

                   Three months ended March 31, 2002 and 2001

                                  (Continued)


                                                            2002       2001
                                                        ----------  ----------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                          $4,655,903   5,717,225
      Income taxes                                      $        -     136,593
Noncash investing and financing activities:
    Change in net unrealized gain (loss) on investment
        securities available for sale, net of tax       $ (120,269)    670,295
    Transfer of loans to other real estate              $        -     195,000


See  accompanying  notes  to  consolidated  financial  statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiaries, PEBK Capital Trust I and Peoples Bank, along with its wholly owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 2, 2002 Annual Meeting of Shareholders. The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the three months ended March 31, 2002 and 2001:

                                      2002         2001
                                   -----------  ----------
     Balance, beginning of period  $6,090,570   4,713,227
     Provision for loan losses        500,000     429,500
     Less:
         Charge-offs                 (153,956)    (63,637)
         Recoveries                    45,280      36,151
                                   -----------  ----------
           Net charge-offs           (108,676)    (27,486)
                                   -----------  ----------

     Balance, end of period        $6,481,894   5,115,241
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

     For the three months ended March 31, 2002 and March 31, 2001, "net earnings per share" equaled "diluted earnings per share", as the potential common shares outstanding during the period had no effect on the computation. Net earnings per share for the period ended March 31, 2002 and 2001 are computed based on weighted average shares outstanding of 3,186,238 and 3,218,714, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Summary. Net income for the first quarter of 2002 was $886,000, a decrease of $485,000 or 35% from the $1.4 million earned in the same period in 2001. Basic and diluted net income per share for the quarter ended March 31, 2002 decreased to $0.28 or 35% from $0.43 in the comparable period of 2001. This decrease is primarily attributable to a decrease in net interest income, a reduction in non-interest income and an increase in the provision for loan losses. Annualized return on average assets was 0.57% for the three months ended March 31, 2002 compared to 1.04% for the same period in 2001, and annualized return on average shareholders' equity was 7.67% for the three months ended March 31, 2002 compared to 12.28% for the same period in 2001.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $4.5 million for the three months ended March 31, 2002 a decrease of 11% from the $5.0 million earned in the same period in 2001. The decrease from 2001 first quarter net interest income was primarily attributable to the decline in interest rates.

     Interest income decreased $1.8 million or 17% for the three months ended March 31, 2002 compared with the same period in 2001. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to decreases in Peoples Bank's ("Bank") prime commercial lending rate.

     Interest expense decreased $1.3 million or 22% for the three months ended March 31, 2002 compared with the same period in 2001. The decrease in interest expense was due to a decrease in the cost of funds to 3.61% for the three months ended March 31, 2002 from 5.56% for the same period in 2001, partially offset by an increase in volume of interest bearing liabilities.

     Provision for Loan Losses. For the three months ended March 31, 2002 a contribution of $500,000 was made to the provision for loan losses compared to a $430,000 contribution to the provision for loan losses for the three months ended March 31, 2001. This reflects management's assessment of current economic conditions in the Company's market area.

     Non-Interest Income. Total non-interest income was $1.5 million in the first quarter of 2002 compared to $1.6 million earned in the first quarter of 2001. This decrease reflects a decrease in miscellaneous income, which was partially offset by an increase in service charges and other service charges and fees. During the first quarter of 2001, miscellaneous income included an increase in value of an interest rate floor contract. The Company did not have any derivative financial instruments for the period ended March 31, 2002.

     Non-Interest Expense. Total non-interest expense was $4.2 million in the first quarter of 2002 and 2001. Salary and employee benefits totaled $2.4 million for the three months ended March 31, 2002 and 2001. Occupancy expense increased 9% due to increased overhead expenses associated with new branches and the Company's new corporate headquarters. Non-interest expense balances as of March 31, 2002 reflect management's focused efforts to control expenses.

     Income Taxes. The Company reported income taxes of $405,000 and $672,000 for the first quarters of 2002 and 2001, respectively. This represented effective tax rates of 31% and 33% for the respective periods.

ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $79.8 million at March 31, 2002 compared to $84.3 million at December 31, 2001. This decrease is attributable to paydowns on mortgage backed securities and maturities during first quarter 2002. Average investment securities for the three months ended March 31, 2002 amounted to $83.5 million compared to $81.1 million for the year ended December 31, 2001.

     Loans. At March 31, 2002, loans amounted to $495.2 million compared to $490.6 million at December 31, 2001, an increase of $4.6 million. Average loans represented 84% of total earning assets for the three months ended March 31, 2002, compared to 83% for the year ended December 31, 2001. Mortgage loans held for sale were $3.9 million at March 31, 2002, a decrease of 27% from the December 31, 2001 balance of $5.3 million. The decrease in mortgage loans held for sale reflects a decrease in mortgage loan volume resulting from an increase in mortgage loan rates.

     Allowance for Loan Losses. The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

     -    the  Bank's  loan  loss  experience;
     -    the  amount  of  past  due  and  nonperforming  loans;
     -    specific  known  risks;
     -    the  status  and  amount  of  other past due and nonperforming assets;
     -    underlying  estimated  values  of  collateral  securing  loans;
     -    current  and  anticipated  economic  conditions;  and
     - other factors which management believes affect the allowance for potential credit losses.

     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's credit administration area and presented to the Bank's Executive and Loan Committee on a regular basis. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank's loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

     An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. At March 31, 2002 and December 31, 2001, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $4.6 million and $4.4 million, respectively, with related allowance for loan losses of approximately $768,000 and $699,000, respectively.

     The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the North Carolina Commissioner of Banks may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

     The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At March 31, 2002, approximately 8% of the Company's portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

     Total non-performing loans were $4.6 million and $4.4 million at March 31, 2002 and December 31, 2001, respectively. The ratio of non-performing loans to total loans was 0.92% at March 31, 2002, as compared to 0.90% at December 31, 2001. The allowance for loan losses at March 31, 2002 amounted to $6.5 million or 1.31% of total loans compared to $6.1 million or 1.24% of total loans at December 31, 2001. This increase reflects management's assessment of current economic conditions in the Company's market area.

     Asset Quality. Non-performing assets totaled $4.6 million at March 31, 2002 or 0.74% of total assets, compared to $4.7 million at December 31, 2001, or 0.75% of total assets. Non-accrual loans were $4.5 million at March 31, 2002, an increase of $716,000 from non-accruals of $3.8 million at December 31, 2001. As a percentage of total loans outstanding, non-accrual loans were 0.90% at March 31, 2002 compared to 0.77% at December 31, 2001. The Bank had loans ninety days past due and still accruing at March 31, 2002 of $ 79,000 as compared to $655,000 at December 31, 2001.

     Deposits. Total deposits at March 31, 2002 were $498.5 million, an increase of 2% over deposits of $490.2 million at December 31, 2001. Certificates of deposit in amounts greater than $100,000 or more totaled $162.8 million at March 31, 2002, which included approximately $14.0 million in brokered deposits purchased during the first quarter of 2002, as compared to $156.0 million at December 31, 2001.

     Borrowed Funds. Federal Home Loan Bank borrowings were $62.1 million at March 31, 2002 compared to $68.2 million at December 31, 2001. The average balance of Federal Home Loan Bank borrowings for the three months ended March 31, 2002 was $66.9 million compared to $42.5 million for the year ended December 31, 2001. At March 31, 2002, Federal Home Loan Bank borrowing with maturities exceeding one year amounted to $58.0 million. The Company had no federal funds purchased as of March 31, 2002 or December 31, 2001.

     Capital Structure. Shareholders' equity at March 31, 2002 was $44.7 million compared to $45.4 million at December 31, 2001. At March 31, 2002 and December 31, 2001, unrealized losses, net of taxes, in the available-for-sale securities portfolio amounted to $1.0 million and $922,000, respectively. Annualized return on average equity for the three months ended March 31, 2002 was 7.67% compared to 9.65% for the year ended December 31, 2001. Total cash dividends paid as of March 31, 2002 amounted to $315,000 a decrease of 2% compared to total cash dividends of $322,000 paid for the first three months of 2001. This decrease is attributable to a reduction in shares outstanding due to stock repurchase activity. The Company has repurchased $1.1 million, or 73,500 shares of its common stock as of March 31, 2002 as part of the stock repurchase plan implemented in February 2002. The Company's Board of Directors has authorized aggregate stock repurchases of up to $3.0 million.

     Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company's Tier I capital ratio was 11.02% and 11.14% at March 31, 2002 and December 31, 2001, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 12.22% and 12.27% at March 31, 2002 and December 31, 2001, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 9.62% and 10.46% at March 31, 2002 and December 31, 2001, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2002 and December 31, 2001.

     Liquidity. The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources. The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the Federal Home Loan Bank of Atlanta (FHLB) and The Bankers Bank, and is also able to purchase federal funds from other financial institutions. At March 31, 2002, the Bank had a significant amount of deposits in amounts greater than $100,000 including brokered deposits. The balance and cost of these deposits are more susceptible to changes in the interest rate environment. The Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $62.1 millionat March 31, 2002. The Bank also has the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions. The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 27.99% at March 31, 2002 and 20.62% at December 31, 2001.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2002 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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


               Exhibit  (3)(ii)    Amended  and  Restated  Bylaws  of  Peoples
                                   Bancorp of North Carolina, Inc., incorporated
                                   by reference to Exhibit (3)(ii) to the Form
                                   10-K filed with the Securities and Exchange
                                   Commission  on  March  28,  2002

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

               Exhibit  (10)(g)    Employment Agreement between Peoples Bank and
                                   A. Joseph Lampron incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

               Exhibit  (10)(h)    Peoples Bank Directors' and Officers'
                                   Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

               Exhibit  (10)(i)    Rabbi Trust for the Peoples Bank Directors'
                                   and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the Securities and Exchange
                                   Commission on March 28, 2002

          (b)  Reports  on  Form  8-K
               During the quarter ended March 31, 2002 the Company filed two reports on Form 8-K.

               The Company filed a Form 8-K on February 7, 2002, announcing a Stock Repurchase Plan authorizing the repurchase of outstanding shares totaling up to $2.0 million in a 12-month period.

               On February 27, 2002, the Company filed a Form 8-K announcing the authorization to use up to an additional $1.0 million for the repurchase of the Company's common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Peoples Bancorp of North Carolina, Inc.




        May 14, 2002              By:  /s/  Tony  W.  Wolfe
      ----------------                 --------------------
       Date                            Tony  W.  Wolfe
                                       President and Chief Executive Officer
                                       (Principal  Executive  Officer)



        May 14, 2002              By:  /s/  A.  Joseph  Lampron
      ----------------                 ------------------------
       Date                            A.  Joseph  Lampron
                                       Executive  Vice  President and Chief
                                       Financial Officer
                                       (Principal  Financial  and  Principal
                                       Accounting  Officer)