Form 10-Q
period 2002-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2002-08-13
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2002
                                                 -------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,145,547  SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT AUGUST 13, 2002.
--------------------------------------------------------------------------------

                                              INDEX

PART  I - FINANCIAL  INFORMATION                                                             PAGE(S)

Item  1     Financial  Statements


            Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001       3

            Consolidated Statements of Earnings for the three months ended June 30, 2002 and June 30, 2001 (Unaudited), and for the six months ended June 30, 2002 and
            June 30, 2001 (Unaudited)                                                            4

            Consolidated Statements of Comprehensive Income for the three months ended
            June 30, 2002 and June 30, 2001 (Unaudited), and for the six months ended June
            30, 2002 and June 30, 2001 (Unaudited)                                               5

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 2002 and June 30, 2001 (Unaudited)                                         6-7

            Notes to Consolidated Financial Statements (Unaudited)                             8-10

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                         11-16

Item 3      Quantitative and Qualitative Disclosures About Market Risk                          17


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                   18

Item 2.     Changes in Securities and Use of Proceeds                                           18

Item 3.     Defaults upon Senior Securities                                                     18

Item 4.     Submission of Matters to a Vote of Security Holders                                 18

Item 5.     Other Information                                                                   18

Item 6.     Exhibits and Reports on Form 8-K                                                  19-20

Signatures                                                                                      21

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


PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


     PEOPLES  BANCORP  OF  NORTH  CAROLINA,  INC.  AND  SUBSIDIARIES

                          Consolidated Balance Sheets


                                                   June 30,    December 31,
                     Assets                          2002          2001
                     ------                      ------------  -------------
                                                  (Unaudited)
Cash and due from banks                          $ 14,053,853    13,042,320
Federal funds sold                                  4,447,000     2,261,000
                                                 ------------  -------------
      Cash and cash equivalents                    18,500,853    15,303,320

Investment securities available for sale           76,269,797    84,286,037
Other investments                                   4,902,773     4,602,773
                                                 ------------  -------------
      Total securities                             81,172,570    88,888,810

Mortgage loans held for sale                        2,089,370     5,338,931
Loans, net                                        498,826,461   484,517,151

Premises and equipment, net                        15,144,879    14,679,191
Cash surrender value of life insurance              4,705,854     4,583,000
Accrued interest receivable and other assets        6,048,149     6,194,301
                                                 ------------  -------------
  Total assets                                   $626,488,136   619,504,704
                                                 ============  =============

     Liabilities and Shareholders' Equity
     ------------------------------------

Deposits:
  Non-interest bearing demand                    $ 66,190,262    56,826,130
  NOW, MMDA & savings                             159,679,710   145,591,866
  Time, $100,000 or more                          159,160,964   156,034,091
  Other time                                      119,924,899   131,771,102
                                                 ------------  -------------
  Total deposits                                  504,955,835   490,223,189

Demand notes payable to U.S. Treasury               1,488,467       117,987
FHLB borrowings                                    58,142,857    68,214,286
Trust preferred securities                         14,000,000    14,000,000
Accrued interest payable and other liabilities      1,800,265     1,548,139
                                                 ------------  -------------
  Total liabilities                               580,387,424   574,103,601
                                                 ------------  -------------
Shareholders' equity:
  Preferred stock, no par value; authorized
  5,000,000 shares; no shares issued
  and outstanding                                           -             -
  Common stock, no par value; authorized
  20,000,000 shares; issued and
  outstanding 3,145,547 shares in 2002
  and 3,218,714 shares in 2001                     35,265,773    36,407,798
  Retained earnings                                10,818,692     9,915,399
  Accumulated other comprehensive income               16,247      (922,094)
                                                 ------------  -------------
  Total shareholders' equity                       46,100,712    45,401,103
                                                 ------------  -------------

  Total liabilities and shareholders' equity     $626,488,136   619,504,704
                                                 ============  =============

See accompanying notes to consolidated financial statements.

                           PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                                Consolidated Statements of Earnings (Unaudited)


                                                     Three Months   Three Months    Six Months     Six Months
                                                        Ended           Ended          Ended          Ended
                                                    June 30, 2002   June 30, 2001  June 30, 2002  June 30, 2001
                                                    --------------  -------------  -------------  -------------
Interest Income:
  Interest and fees on loans                        $    7,939,039      9,419,539     15,754,574     19,216,430
  Interest on federal funds sold                            13,100          8,584         23,848         40,260
  Interest on investment securities:
    U.S. Government agencies                               908,465      1,062,779      1,873,572      1,857,370
    States and political subdivisions                      153,602        239,906        329,634        487,328
    Other                                                  125,266        118,035        246,998        182,181
                                                    --------------  -------------  -------------  -------------

      Total interest income                              9,139,472     10,848,843     18,228,626     21,783,569
                                                    --------------  -------------  -------------  -------------

Interest expense:
  NOW, MMDA & savings deposits                             538,993        742,601      1,049,346      1,615,476
  Time deposits                                          2,749,898      4,683,006      5,968,764      9,375,380
  FHLB borrowings                                          652,023        525,484      1,336,932        842,898
  Trust preferred securities                               183,750                       367,500
  Other                                                      2,494         46,804         12,128         68,708
                                                    --------------  -------------  -------------  -------------
      Total interest expense                             4,127,158      5,997,894      8,734,670     11,902,462
                                                    --------------  -------------  -------------  -------------

      Net interest income                                5,012,314      4,850,949      9,493,956      9,881,107

Provision for loan losses                                1,266,100        452,700      1,766,100        882,200
                                                    --------------  -------------  -------------  -------------
      Net interest income after provision
        for loan losses                                  3,746,214      4,398,249      7,727,856      8,998,907
                                                    --------------  -------------  -------------  -------------

Other income:
  Service charges                                          748,987        727,013      1,409,483      1,336,974
  Other service charges and fees                            89,984        103,380        232,823        231,754
  Gain (loss) on sale of securities                              -        203,463              -        194,727
  Mortgage banking income                                  169,913        250,848        399,867        455,674
  Insurance and brokerage commissions                      125,637        109,625        221,869        164,668
  Miscellaneous                                            271,257        595,993        665,680      1,208,424
                                                    --------------  -------------  -------------  -------------
      Total other income                                 1,405,778      1,990,322      2,929,722      3,592,221
                                                    --------------  -------------  -------------  -------------
Other expense:
  Salaries and employee benefits                         2,416,871      2,389,034      4,853,873      4,836,998
  Occupancy                                                753,730        767,682      1,513,073      1,462,482
  Other                                                  1,022,692      1,213,421      2,041,057      2,230,397
                                                    --------------  -------------  -------------  -------------
       Total other expenses                              4,193,293      4,370,137      8,408,003      8,529,877
                                                    --------------  -------------  -------------  -------------

       Earnings before income taxes                        958,699      2,018,434      2,249,575      4,061,251

Income taxes                                               312,400        668,000        717,400      1,339,800
                                                    --------------  -------------  -------------  -------------

       Net earnings                                 $      646,299      1,350,434      1,532,175      2,721,451
                                                    ==============  =============  =============  =============

Basic earnings per share                            $         0.21           0.42           0.48           0.85
                                                    ==============  =============  =============  =============
Diluted earnings per share                          $         0.20           0.42           0.48           0.84
                                                    ==============  =============  =============  =============
Cash dividends declared per share                   $         0.10           0.10           0.20           0.20
                                                    ==============  =============  =============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                       PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Comprehensive Income (Unaudited)



                                         Three Months    Three Months    Six Months      Six Months
                                            Ended           Ended           Ended          Ended
                                        June 30, 2002   June 30, 2001   June 30, 2002  June 30, 2001
                                        --------------  --------------  -------------  --------------

Net earnings                            $      646,299      1,350,434       1,532,175      2,721,451
                                        --------------  --------------  -------------  --------------

Other comprehensive income, net
of tax:
     Unrealized gains (losses) on
        investment securities, net of
            taxes of $597,494,
             $(51,672), $520,762
              and $372,574,
               respectively                     936,510        (80,991)        816,241        583,971

Unrealized gain on derivative
 financial instruments
  qualifying as cash flow
   hedges, net of tax of
    $77,900                                     122,100              -        122,100               -

 Reclassification
  adjustment for (gains)
   losses included in net
    earnings, net of taxes of
     $0, $(79,249), $0 and
      $(75,846), respectively                        -       (124,214)              -       (118,881)
                                        --------------  --------------  -------------  --------------

Other comprehensive income                   1,058,610       (205,205)        938,341        465,090
                                        --------------  --------------  -------------  --------------

Comprehensive income                    $    1,704,909      1,145,229       2,470,516      3,186,541
                                        ==============  ==============  =============  ==============

See accompanying notes to consolidated financial statements.

                   PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows (Unaudited)

                            Six months ended June 30, 2002 and 2001

                                                                       2002           2001
                                                                   -------------  ------------

Cash flows from operating activities:
  Net earnings                                                     $  1,532,175     2,721,451
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation, amortization and accretion                          714,907       733,913
      Provision for loan losses                                       1,766,100       882,200
      Gain on sale of investment securities                                   -      (194,727)
      Gain on sale of mortgage loans                                    (17,578)      (10,000)
      Gain on sale of premises and equipment                                  -        (2,818)
      Loss (gain) on sale of other real estate                          (12,290)        4,419
      Increase in cash value life insurance                            (122,854)            -
      Change in:
          Other assets                                                 (258,185)      429,831
          Other liabilities                                             252,126      (624,624)
          Mortgage loans held for sale                                3,267,139    (2,476,917)
                                                                   -------------  ------------

            Net cash provided by operating activities                 7,121,540     1,462,728
                                                                   -------------  ------------

Cash flows from investing activities:
  Purchases of investment securities available-for-sale                (500,000)  (50,837,358)
  Proceeds from calls and maturities of investment securities
    available for sale                                                9,846,591    10,437,830
  Proceeds from sales of investment securities available for sale             -    17,604,375
  Purchase of other investments                                        (300,000)   (1,457,401)
  Net change in loans                                               (16,271,886)  (42,833,115)
  Purchase of premises and equipment                                 (1,110,088)   (5,188,991)
  Proceeds from sale of premises and equipment                            3,950     2,470,180
  Proceeds from sale of other real estate                               183,173        12,731
                                                                   -------------  ------------

            Net cash used in investing activities                    (8,148,260)  (69,791,749)
                                                                   -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                             14,732,646    37,345,115
  Net change in demand notes payable to U.S. Treasury                 1,370,480             -
  Net proceeds (repayments of) FHLB borrowings                      (10,071,429)   31,928,572
  Transaction costs associated with trust preferred securities          (36,537)            -
  Common stock repurchased                                           (1,146,250)            -
  Proceeds from exercise of options                                       4,225             -
  Cash dividends                                                       (628,882)     (643,743)
                                                                   -------------  ------------
            Net cash provided by financing activities                 4,224,253    68,629,944
                                                                   -------------  ------------

Net change in cash and cash equivalents                               3,197,533       300,923

Cash and cash equivalents at beginning of period                     15,303,320    18,639,197
                                                                   -------------  ------------

Cash and cash equivalents at end of period                         $ 18,500,853    18,940,120
                                                                   =============  ============


                         PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows (Unaudited)

                                   Six months ended June 30, 2002 and 2001

                                                 (Continued)


                                                                              2002        2001
                                                                           ----------  ----------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                             $8,931,807  11,936,405
      Income taxes                                                         $  844,000   1,740,593
Noncash investing and financing activities:
    Change in net unrealized gain (loss) on investment securities
      available for sale and derivative financial instruments, net of tax  $1,058,610     465,090
    Transfer of loans to other real estate                                 $  196,476     195,000

See accompanying notes to consolidated financial statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)


(1)  Summary  of  Significant  Accounting  Policies
      ---------------------------------------------

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

     The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 2, 2002 Annual Meeting of Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

     Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

     There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the applicable hedge deferral criteria and the accounting for the transfer of financial assets and extinguishments of liabilities in accordance with the Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140).

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

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the six months ended June 30, 2002 and 2000:


                                                  2002          2001
                                              ------------  ------------
     Balance, beginning of period              $6,090,570    4,713,227
     Provision for loan losses                  1,766,100      882,200
     Less:
         Charge-offs                             (818,000)    (243,359)
         Recoveries                                78,481      132,105
                                              ------------  ------------
             Net charge-offs                     (739,519)    (111,254)
                                              ------------  ------------

     Balance, end of period                    $7,117,151    5,484,173
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

     The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and six months ended June 30, 2002 is as follows:


     For the three months ended June 30, 2002
     ----------------------------------------
                                                                      Per Share
                                   Net Earnings     Common Shares      Amount
                                   ------------     -------------     ----------

     Basic earnings per share       $  646,299         3,145,547       $  0.21
                                                                        =======
     Effect of dilutive securities:
                 Stock options           -                13,802
                                   ------------     -------------

     Diluted earnings per share     $  646,299         3,159,349       $  0.20
                                   ============     =============       =======




     For the six months ended June 30, 2002
     --------------------------------------
                                                                      Per Share
                                   Net Earnings     Common Shares      Amount
                                   ------------     -------------     ----------

     Basic earnings per share       $ 1,532,175         3,165,780       $  0.48
                                                                        =======
     Effect of dilutive securities:
                 Stock options           -                 10,405
                                   ------------     -------------

     Diluted earnings per share     $ 1,532,175         3,176,185       $  0.48
                                   ============     =============       =======

     The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and six months ended June 30, 2001 is as follows:

     For the three months ended June 30, 2001
     ----------------------------------------
                                                                      Per Share
                                   Net Earnings     Common Shares      Amount
                                   ------------     -------------     ----------

     Basic earnings per share       $ 1,350,434         3,218,714       $  0.42
                                                                        =======
     Effect of dilutive securities:
                 Stock options           -                  7,120
                                   ------------     -------------

     Diluted earnings per share     $ 1,350,434         3,225,834       $  0.42
                                   ============     =============       =======


     For the six months ended June 30, 2001
     --------------------------------------
                                                                      Per Share
                                   Net Earnings     Common Shares      Amount
                                   ------------     -------------     ----------

     Basic earnings per share       $ 2,721,451         3,218,714       $  0.85
                                                                        =======
     Effect of dilutive securities:
                 Stock options           -                  6,885
                                   ------------     -------------

     Diluted earnings per share     $ 2,721,451         3,225,599       $  0.85
                                   ============     =============       =======

(4)  Derivative  Instruments  and  Hedging  Activities
     -------------------------------------------------

     In the normal course of business, the Company enters into derivative contracts to manage interest rate risk by modifying the characteristics of the related balance sheet instruments in order to reduce the adverse effect of changes in interest rates. All derivative financial instruments are recorded at fair value in the financial statements.

     On the date a derivative contract is entered into, the Company designates the derivative as a fair value hedge, a cash flow hedge, or a trading instrument. Changes in the fair value of instruments used as fair value hedges are accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. Changes in the fair value of the effective portion of cash flow hedges are accounted for in other comprehensive income rather than earnings. Changes in fair value of instruments that are not intended as a hedge are accounted for in the earnings of the period of the change.

     The Company formally documents all hedging relationships, including an assessment that the derivative instruments are expected to be highly effective in offsetting the changes in fair values or cash flows of the hedged items.

     As of June 30, 2002, the Company had cash flow hedges with a notional amount of $40 million. These derivative instruments consisted of an interest rate swap agreement that was used to convert floating rate loans to fixed rate for a period of two years ending in June 2004. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management's assessment of future interest rates and other factors. The Company recorded an asset of $200,000 for the fair value of these cash flow hedges resulting in an after-tax increase in other comprehensive income of $122,100. As of June 30, 2002, no ineffectiveness was recorded in earnings.

     Additionally, on July 2, 2002, the Company entered into an interest rate swap agreement with a notional amount of $20 million to be accounted for as a cash flow hedge. This hedge transaction had no effect on the financial statements of the Company as of June 30, 2002.

(5)  Commitments  and  Contingencies
     -------------------------------

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At June 30, 2002, the contractual amounts of the Company's commitments to extend credit and standby letters of credit were $98.6 million and $2.2 million, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $98.6 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

     The Company has an overall interest rate-risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     Summary. Net earnings for the second quarter of 2002 were $646,000, a decrease of $704,000 or 52% from the $1.4 million earned in the same period in 2001. Basic earnings per share for the quarter ended June 30, 2002 decreased to $0.21 from $0.42 in the comparable period of 2001. Diluted earnings per share for the three months ended June 30, 2002 and 2001 were $0.20 and $0.42, respectively. This decrease is primarily attributable to a decrease in non-interest income and an increase in the provision for loan losses. The annualized return on average assets was 0.42% for the three months ended June 30, 2002 compared to 0.95% for the same period in 2001, and annualized return on average shareholders' equity was 5.67% for the three months ended June 30, 2002 compared to 11.79% for the same period in 2001.

     Net earnings for the six months ended June 30, 2002 were $1.5 million, a decrease of 44% from the $2.7 million earned in the first six months of 2001. Basic earnings per share for this period decreased to $0.48 from $0.85 for the six months ended June 30, 2001. Diluted earnings per share for the six months ended June 30, 2002 and 2001 were $0.48 and $0.84, respectively. This decrease was primarily due to decreases in net interest income and non-interest income and an increase in the provision for loan losses. Annualized return on average assets was 0.49% for the first six months of 2002 compared to 0.99% for the same period in 2001, and annualized return on average shareholders' equity was 6.63% versus 11.85%, respectively.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $5.0 million for the three months ended June 30, 2002 an increase of 3% over the $4.9 million earned in the same period in 2001. The increase in 2002 second quarter net interest income was primarily attributable to a decrease in the cost of funds.

     Interest income decreased $1.7 million or 16% for the three months ended June 30, 2002 compared with the same period in 2001. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to reductions in the prime commercial lending rate of Peoples Bank (the "Bank").

     Interest expense decreased $1.9 million or 31% for the three months ended June 30, 2002 compared with the same period in 2001. The decrease in interest expense was due to a decrease in the cost of funds to 3.22% for the three months ended June 30, 2002 from 5.15% for the same period in 2001, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 3.87% for the three months ended June 30, 2002 from 6.25% for the same period one year ago.

     Net interest income for the six month period ended June 30, 2002 was $9.5 million, a decrease of 4% from net interest income of $9.9 million for the six months ended June 30, 2001. The decrease was primarily attributable to the decline in interest rates.

     Interest income decreased $3.6 million or 16% to $18.2 million for the six months ended June 30, 2002 compared to $21.8 million for the same period in 2001. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to decreases in the Bank's prime commercial lending rate. Average loans increased 15% to $500.9 million, while average investment securities available for sale increased 2% to $81.2 million in the six months ended June 30, 2002 compared to the same period in 2001. All other interest-earning assets including federal funds sold increased to an average of $7.7 million in the six months ended June 30, 2002 from $4.5 million in the same period in 2001. The tax equivalent yield on average earning assets decreased to 6.29% for the six months ended June 30, 2002 from 8.56% for the six months ended June 30, 2001.

     Interest expense decreased 27% to $8.7 million for the six months ended June 30, 2002 compared to $11.9 million for the corresponding period in 2001. The decrease in interest expense was due to a decrease in the average rate paid on interest bearing liabilities to 3.42% for the six months ended June 30, 2002 from 5.35% for the same period in 2001, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 4.21% for the six months ended June 30, 2002 from 6.41% for the same period in 2001.

     Provision for Loan Losses. For the three months ended June 30, 2002 a contribution of $1.3 million was made to the provision for loan losses compared to $453,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 a contribution of $1.8 million was made to the provision for loan losses compared to $882,000 for loan losses for the six months ended June 30, 2001. The increase in the provision for loan losses reflects an increase in non-performing assets resulting from a downturn in the local economy.

     Non-Interest Income. Total non-interest income was $1.4 million in the second quarter of 2002, a decrease of 29% from the $2.0 million earned in the second quarter of 2001. This decrease reflects reductions in miscellaneous income and gains on sales of securities. Miscellaneous income decreased 54% to $271,000 for the three months ended June 30, 2002. The decrease in miscellaneous income is partially attributable to a reduction in merchant processing income, resulting from the sale of merchant credit card processing services during second quarter 2002. During the second quarter of 2001, miscellaneous income included an increase in value of an interest rate floor contract. The Company had no realized gains or losses associated with derivative financial instruments for the three months ended June 30, 2002. During the second quarter of 2002, there were no gains or losses from the sale of securities; during the second quarter of 2001, there was a $203,000 gain on sale of securities.

     Total non-interest income was $2.9 million for the six months ended June 30, 2002, a decrease of 18% from the $3.6 million earned in the same period of 2001. This decrease reflects reductions in miscellaneous income and gains on sales of securities, which were partially offset by an increase in service charges. Miscellaneous income decreased 45% for the six months ended June 30, 2002. The decrease in miscellaneous income is partially attributable to a reduction in merchant processing income, resulting from the sale of merchant credit card processing services during second quarter 2002. During the period ended June 30, 2001, miscellaneous income included an increase in value of an interest rate floor contract. The Company had no realized gains or losses associated with derivative financial instruments for the six months ended June 30, 2002. During the six month period ended June 30, 2002, there were no gains or losses from the sale of securities; during the six month period ended June 30, 2001, there was a $195,000 gain on sale of securities.

      Non-Interest Expense. Total non-interest expense was $4.2 million in the second quarter of 2002 a decrease of 4% from the same period in 2001. Salary and employee benefits totaled $2.4 million for the three months ended June 30, 2002 and 2001. The decrease in non-interest expense for the period ending June 30, 2002 is primarily due to management's focused efforts to control expenses. Other expense decreased 16% to $1.0 million for the three months ended June 30, 2002 as compared to the same period in 2001. The decrease in other expense is partially attributable to a reduction in merchant processing expense, resulting from the sale of merchant credit card processing services during second quarter 2002.

     Total non-interest expense was $8.4 million in the six months ended June 30, 2002, a decrease of 1% from the same period in 2001. The decrease in non-interest expense for the period ending June 30, 2002 is primarily due to management's focused efforts to control expenses. Other expense decreased 8% to $2.0 million for the six months ended June 30, 2002 as compared to the same period in 2001. The decrease in other expense is partially attributable to a reduction in merchant processing expense, resulting from the sale of merchant credit card processing services during second quarter 2002.

     Income Taxes. The Company reported income taxes of $312,000 and $668,000 for the second quarters of 2002 and 2001, respectively. This represented an effective tax rate of 33% for each period.

     The Company reported income taxes of $717,000 and $1.3 million for the six months ended June 30, 2002 and 2001, respectively. This represented effective tax rates of 32% and 33% for the respective periods.

ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $76.3 million at June 30, 2002 compared to $84.3 million at December 31, 2001. This decrease is attributable to paydowns on mortgage backed securities and maturities during the period ended June 30, 2002. Average investment securities for the six months ended June 30, 2002 amounted to $81.2 million compared to $81.1 million for the year ended December 31, 2001.

     Loans. At June 30, 2002, loans amounted to $505.9 million compared to $490.6 million at December 31, 2001, an increase of $15.3 million. Average loans represented 85% of total earning assets for the three months ended June 30, 2002, compared to 83% for the year ended December 31, 2001. Mortgage loans held for sale were $2.1 million at June 30, 2002, a decrease of 61% from the December 31, 2001 balance of $5.3 million.

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

     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's credit administration personnel and presented to the Bank's Executive and Loan Committee on a regular basis. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank's loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

     An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. At June 30, 2002 and December 31, 2001, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $8.7 million and $4.4 million, respectively, with related allowance for loan losses of approximately $2.2 million and $699,000, respectively.

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

     While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. After review of all relevant matters affecting loan collectability, management believes that the allowance for loan losses is appropriate.

     The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At June 30, 2002, approximately 7% of the Company's portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

     Non-performing Assets. Non-performing assets totaled $8.9 million at June 30, 2002 or 1.43% of total assets, compared to $4.7 million at December 31, 2001, or 0.75% of total assets. Non-accrual loans were $8.6 million at June 30, 2002, an increase of $4.8 million from non-accruals of $3.8 million at December 31, 2001. As a percentage of total loans outstanding, non-accrual loans were 1.70% at June 30, 2002 compared to 0.77% at December 31, 2001. The Bank had loans ninety days past due and still accruing at June 30, 2002 of $ 55,000 as compared to $655,000 at December 31, 2001.

     Total non-performing loans were $8.7 million and $4.4 million at June 30, 2002 and December 31, 2001, respectively. This increase is attributable to customers that were adversely impacted by the slowdown in area businesses. The ratio of non-performing loans to total loans was 1.71% at June 30, 2002, as compared to 0.90% at December 31, 2001. The allowance for loan losses at June 30, 2002 amounted to $7.1 million or 1.41% of total loans compared to $6.1 million or 1.24% of total loans at December 31, 2001. This increase reflects an increase in non-performing assets.

     Deposits. Total deposits at June 30, 2002 were $505.0 million, an increase of 3% over deposits of $490.2 million at December 31, 2001. Certificates of deposit in amounts greater than $100,000 or more totaled $159.2 million at June 30, 2002 as compared to $156.0 million at December 31, 2001. At June 30, 2002, brokered deposits amounted to $26.0 million as compared to $0 at December 31, 2001. This reflects management's efforts to manage the cost of funds by replacing high cost local deposits with lower cost brokered deposits to fund loan growth.

     Borrowed Funds. Federal Home Loan Bank borrowings were $58.1 million at June 30, 2002 compared to $68.2 million at December 31, 2001. The average balance of Federal Home Loan Bank borrowings for the six months ended June 30, 2002 was $62.9 million compared to $42.5 million for the year ended December 31, 2001. At June 30, 2002, Federal Home Loan Bank borrowings with maturities exceeding one year amounted to $58.0 million. The Company had no federal funds purchased as of June 30, 2002 or December 31, 2001.

     Interest Rate Risk Management. The objective of the Company's interest rate risk management strategies is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve the Company's overall financial goals.

     The Company manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Committee ("ALCO") of the Bank. The ALCO meets periodically and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

     In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts during 2002 that are considered derivative financial instruments. These contracts consist of interest rate swap agreements under which the Company pays a variable rate and receives a fixed rate. At June 30, 2002, the Company had one interest rate swap contract outstanding, accounted for as a cash flow hedge, with a notional amount of $40 million. Under the swap agreement, the Company received 6.33% and paid 4.75% (based on the prime rate at June 30, 2002). The swap agreement matures in June 2004. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk is minimal and should not have any material unintended impact on the Company's financial condition or results of operations.

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

     At June 30, 2002, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits. The Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $58.1 million at June 30, 2002. The Bank also has the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions.

     The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 23.55% at June 30, 2002 and 25.82% at December 31, 2001. The December 31, 2001 ratio has been restated to reflect an increase in the percentage of borrowing availability at the FHLB, which the Bank recognizes as a factor of its liquidity.

     Capital Resources. Shareholders' equity at June 30, 2002 was $46.1 million compared to $45.4 million at December 31, 2001. At June 30, 2002 and December 31, 2001, unrealized gains and losses, net of taxes, in the available-for-sale securities portfolio amounted to a gain of $16,000 and a loss of $922,000, respectively. Annualized return on average equity for the six months ended June 30, 2002 was 6.63% compared to 9.65% for the year ended December 31, 2001. Total cash dividends paid during the six months ended June 30, 2002 amounted to $629,000, a decrease of 2% compared to total cash dividends of $644,000 paid for the first six months of 2001. This decrease is attributable to a reduction in shares outstanding due to stock repurchase activity. The Company repurchased $1.1 million, or 73,500 shares of its common stock during the six months ended June 30, 2002 as part of the stock repurchase plan implemented in February 2002. The Company's Board of Directors has authorized aggregate stock repurchases of up to $3.0 million.

     Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company's Tier I capital ratio was 10.92% and 11.14% at June 30, 2002 and December 31, 2001, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 12.17% and 12.27% at June 30, 2002 and December 31, 2001, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 9.67% and 10.46% at June 30, 2002 and December 31, 2001, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2002 and December 31, 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2002 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


          (a)  Annual  Shareholders'  Meeting  -  May  2,  2002

          (b) Directors elected at the meeting are as follows: John H. Elmore, Jr., Fred L. Sherrill, Jr., and Charles F. Murray.

               Continuing directors include: Robert C. Abernethy, James S. Abernethy, Larry E. Robinson, Bruce R. Eckard, Gary E. Matthews, Dan Ray Timmerman, Sr., and Benjamin I. Zachary.

          (c) At the May 2, 2002 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

               Election of Directors - The following directors were elected for a term of three years.

                                         Vote For       Withhold Authority
                                         --------       ------------------
               John H. Elmore, Jr.       3,008,031            10,855
               Fred L. Sherrill, Jr.     3,002,814             3,463
               Charles F. Murray         3,024,472             2,634

               Ratification of appointment of Independent Public Accountants - Porter Keadle Moore LLP

               Votes For - 3,000,065, Votes Against - 990,
               Votes Abstained - 11,951

          (d)  Not  applicable


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


          (b)  Reports on Form 8-K

               During the quarter ended June 30, 2002 the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Peoples Bancorp of North Carolina, Inc.




       August  13,  2002          By:    /s/  Tony W. Wolfe
  --------------------------             -------------------------------------
       Date                              Tony W. Wolfe
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)



       August  13,  2002          By:     /s/  A. Joseph Lampron
  --------------------------             -------------------------------------
       Date                               A.  Joseph  Lampron
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Principal
                                          Accounting Officer)