Form 10-Q
period 2002-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2002-11-13
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2002
                                               ------------------

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                         Commission File Number 000-27205
                                                ---------



                     PEOPLES BANCORP OF NORTH CAROLINA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


         NORTH CAROLINA                                  56-2132396
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          518 WEST C STREET
        NEWTON, NORTH CAROLINA                                 28658
        ----------------------                                 -----
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,133,547  SHARES  OF  COMMON  STOCK,  NO PAR VALUE, OUTSTANDING AT NOVEMBER 13,
--------------------------------------------------------------------------------
2002.
-----

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Item  1.     Financial  Statements

             Consolidated  Balance  Sheets  at  September  30,  2002
             (Unaudited)  and  December  31,  2001                             3

             Consolidated  Statements  of  Earnings  for  the  three
             months ended September 30, 2002 and September 30, 2001 (Unaudited), and for the nine months ended September
             30,  2002  and  September  30,  2001  (Unaudited)                 4

             Consolidated Statements of Comprehensive Income for the
             three months ended September 30, 2002 and September 30,
             2001  (Unaudited),  and  for  the  nine  months  ended
             September 30, 2002 and September 30, 2001 (Unaudited)             5

             Consolidated  Statements  of  Cash  Flows  for the nine
             months  ended September 30, 2002 and September 30, 2001
             (Unaudited)                                                     6-7

             Notes  to Consolidated Financial Statements (Unaudited)        8-10

Item  2.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                       11-16

Item  3.     Quantitative and Qualitative Disclosures About Market
             Risk                                                             17

Item 4.      Controls and Procedures                                          18

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                19

Item 2.      Changes in Securities and Use of Proceeds                        19

Item 3.      Defaults upon Senior Securities                                  19

Item 4.      Submission of Matters to a Vote of Security Holders              19

Item 5.      Other Information                                                19

Item 6.      Exhibits and Reports on Form 8-K                              19-20

Signatures                                                                    21

Certifications                                                             22-23

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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                      September 30,   December 31,
                Assets                                     2002           2001
                ------                                --------------  -------------
                                                        (Unaudited)
Cash and due from banks                               $   14,822,792    13,042,320
Federal funds sold                                         3,045,000     2,261,000
                                                      --------------  -------------
   Cash and cash equivalents                              17,867,792    15,303,320
                                                      --------------  -------------

Investment securities available for sale                  75,258,103    84,286,037
Other investments                                          4,902,773     4,602,773
                                                      --------------  -------------
   Total securities                                       80,160,876    88,888,810
                                                      --------------  -------------

Mortgage loans held for sale                               5,342,705     5,338,931
Loans, net                                               503,369,476   484,517,151

Premises and equipment, net                               15,148,833    14,679,191
Cash surrender value of life insurance                     4,767,281     4,583,000
Accrued interest receivable and other assets               6,537,452     6,194,301
                                                      --------------  -------------
         Total assets                                 $  633,194,415   619,504,704
                                                      ==============  =============

   Liabilities and Shareholders' Equity
   ------------------------------------

Deposits:
   Non-interest bearing demand                        $   66,453,485    56,826,130
   NOW, MMDA & savings                                   157,503,640   145,591,866
   Time, $100,000 or more                                158,360,558   156,034,091
   Other time                                            125,093,632   131,771,102
                                                      --------------  -------------
      Total deposits                                     507,411,315   490,223,189

Demand notes payable to U.S. Treasury                      1,600,000       117,987
FHLB borrowings                                           59,821,429    68,214,286
Trust preferred securities                                14,000,000    14,000,000
Accrued interest payable and other liabilities             2,179,514     1,548,139
                                                      --------------  -------------
         Total liabilities                               585,012,258   574,103,601
                                                      --------------  -------------
Shareholders' equity:

   Preferred stock, no par value; authorized
      5,000,000 shares; no shares issued
      and outstanding                                              -             -
   Common stock, no par value; authorized
      20,000,000 shares; issued and
      outstanding 3,133,547 shares in 2002
      and 3,218,714 shares in 2001                        35,097,773    36,407,798
   Retained earnings                                      11,797,862     9,915,399
   Accumulated other comprehensive income                  1,286,522      (922,094)
                                                      --------------  -------------
         Total shareholders' equity                       48,182,157    45,401,103
                                                      --------------  -------------

         Total liabilities and shareholders' equity   $  633,194,415   619,504,704
                                                      ==============  =============

See accompanying notes to consolidated financial statements.

                                   PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Earnings (Unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                         ------------------                    -----------------
                                             September 30, 2002   September 30, 2001  September 30, 2002  September 30, 2001
                                             -------------------  ------------------  ------------------  ------------------
Interest Income:
   Interest and fees on loans                $         8,204,934           9,086,321          23,959,509          28,302,751
   Interest on federal funds sold                          2,661              63,627              26,509             103,887
   Interest on investment securities:
     U.S. Government agencies                            870,809           1,063,023           2,744,381           2,920,393
     States and political subdivisions                   140,161             222,524             469,795             709,852
     Other                                               125,287             132,621             372,284             314,803
                                             -------------------  ------------------  ------------------  ------------------

        Total interest income                          9,343,852          10,568,116          27,572,478          32,351,686
                                             -------------------  ------------------  ------------------  ------------------

Interest expense:
   NOW, MMDA & savings deposits                          549,096             777,098           1,598,442           2,392,574
   Time deposits                                       2,237,246           4,516,969           8,206,010          13,892,349
   FHLB borrowings                                       663,681             650,895           2,000,613           1,493,793
   Trust preferred securities                            183,750                   -             551,250                   -
   Other                                                   4,959               7,432              17,087              76,141
                                             -------------------  ------------------  ------------------  ------------------
        Total interest expense                         3,638,732           5,952,394          12,373,402          17,854,857
                                             -------------------  ------------------  ------------------  ------------------

        Net interest income                            5,705,120           4,615,722          15,199,076          14,496,829

Provision for loan losses                              1,577,500             759,788           3,343,600           1,641,988
                                             -------------------  ------------------  ------------------  ------------------
        Net interest income after provision
          for loan losses                              4,127,620           3,855,934          11,855,476          12,854,841
                                             -------------------  ------------------  ------------------  ------------------

Other income:
   Service charges                                       799,230             712,574           2,208,713           2,049,548
   Other service charges and fees                         97,798             105,740             374,856             337,494
   Gain (loss) on sale of securities                     625,616             512,830             625,616             707,557
   Mortgage banking income                               138,148             226,336             538,014             682,010
   Insurance and brokerage commissions                   131,287             102,446             353,156             267,114
   Miscellaneous                                         277,967             449,989             899,412           1,658,413
                                             -------------------  ------------------  ------------------  ------------------
     Total other income                                2,070,046           2,109,915           4,999,767           5,702,136
                                             -------------------  ------------------  ------------------  ------------------
Other expense:
   Salaries and employee benefits                      2,459,645           2,001,725           7,313,518           6,838,724
   Occupancy                                             827,228             774,685           2,340,301           2,237,166
   Other                                                 907,268           1,087,574           2,948,324           3,317,971
                                             -------------------  ------------------  ------------------  ------------------
     Total other expenses                              4,194,141           3,863,984          12,602,143          12,393,861
                                             -------------------  ------------------  ------------------  ------------------

     Earnings before income taxes                      2,003,525           2,101,865           4,253,100           6,163,116

Income taxes                                             709,800             715,600           1,427,200           2,055,400
                                             -------------------  ------------------  ------------------  ------------------

     Net earnings                            $         1,293,725           1,386,265           2,825,900           4,107,716
                                             ===================  ==================  ==================  ==================

Basic earnings per share                     $              0.41                0.43                0.89                1.28
                                             ===================  ==================  ==================  ==================
Diluted earnings per share                   $              0.41                0.43                0.89                1.27
                                             ===================  ==================  ==================  ==================
Cash dividends declared per share            $              0.10                0.10                0.30                0.30
                                             ===================  ==================  ==================  ==================

See accompanying notes to consolidated financial statements.

                             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                           Consolidated Statements of Comprehensive Income (Unaudited)

                                                Three Months Ended                     Nine Months Ended
                                                ------------------                     -----------------
                                     September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001
                                     ------------------  ------------------  ------------------  ------------------

Net earnings                         $       1,293,725           1,386,265           2,825,900           4,107,716
                                     ------------------  ------------------  ------------------  ------------------

Other comprehensive income, net
of tax:
     Unrealized gains on
       investment securities, net
        of taxes of $593,726,
         $346,747, $1,114,489
            and $719,321,
              respectively                     930,603             543,489           1,746,844           1,127,460

    Unrealized gain on derivative
      financial instruments
        qualifying as cash flow
          hedges, net of tax of
           $460,389 and $538,289,
        respectively                           721,611                   -             843,711                   -

   Reclassification
    adjustment for (gains)
    included in net earnings,
      net of taxes of $(243,677),
       $(199,747),  $(243,677) and
        $(275,593), respectively              (381,939)           (313,083)           (381,939)           (431,964)
                                     ------------------  ------------------  ------------------  ------------------

Other comprehensive income                   1,270,275             230,406           2,208,616             695,496
                                     ------------------  ------------------  ------------------  ------------------

Comprehensive income                         2,564,000           1,616,671           5,034,516           4,803,212
                                     ==================  ==================  ==================  ==================

See accompanying notes to consolidated financial statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine months ended September 30, 2002 and 2001


                                                                        2002           2001
                                                                    -------------  ------------
Cash flows from operating activities:
   Net earnings                                                     $  2,825,900     4,107,716
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation, amortization and accretion                      1,235,434     1,166,392
         Provision for loan losses                                     3,343,600     1,641,988
         Gain on sale of investment securities                          (625,616)     (707,557)
         Gain on sale of mortgage loans                                  (20,474)      (18,489)
         Gain on sale of premises and equipment                           (4,424)       (2,818)
         Loss (gain) on sale of other real estate                        (19,596)       16,840
         Increase in cash value life insurance                          (184,281)            -
         Change in:
            Other assets                                                (785,082)      476,328
            Other liabilities                                            631,375      (688,238)
            Mortgage loans held for sale                                  16,700      (735,346)
                                                                    -------------  ------------

               Net cash provided by operating activities               6,413,536     5,256,816
                                                                    -------------  ------------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale             (35,717,125)  (71,634,940)
   Proceeds from calls and maturities of investment securities
      available for sale                                              12,399,688    15,066,859
   Proceeds from sales of investment securities available for sale    35,191,263    39,736,019
   Purchase of other investments                                        (300,000)   (1,457,400)
   Net change in loans                                               (22,408,151)  (58,857,773)
   Purchase of premises and equipment                                 (1,799,430)   (3,474,006)
   Proceeds from sale of premises and equipment                          388,329       523,595
   Proceeds from sale of other real estate                               465,761        60,310
                                                                    -------------  ------------

               Net cash used in investing activities                 (11,779,665)  (80,037,336)
                                                                    -------------  ------------

Cash flows from financing activities:
   Net change in deposits                                             17,188,126    47,717,894
   Net change in demand notes payable to U.S. Treasury                 1,482,013             -
   Net proceeds (repayments of) FHLB borrowings                       (8,392,857)   30,857,144
   Transaction costs associated with trust preferred securities          (93,219)            -
   Common stock repurchased                                           (1,314,250)            -
   Proceeds from exercise of options                                       4,225             -
   Cash dividends                                                       (943,437)     (965,615)
                                                                    -------------  ------------

               Net cash provided by financing activities               7,930,601    77,609,423
                                                                    -------------  ------------

Net change in cash and cash equivalents                                2,564,472     2,828,903

Cash and cash equivalents at beginning of period                      15,303,320    18,639,197
                                                                    -------------  ------------

Cash and cash equivalents at end of period                          $ 17,867,792    21,468,100
                                                                    =============  ============

                        PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows (Unaudited)

                             Nine months ended September 30, 2002 and 2001

                                              (Continued)


                                                                                  2002         2001
                                                                               -----------  ----------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                  $12,578,607  17,871,361
     Income taxes                                                              $ 1,161,500   2,420,593
Noncash investing and financing activities:
   Change in net unrealized gain (loss) on investment securities
     available for sale and derivative financial instruments, net of tax       $ 2,208,616     695,496
   Transfer of loans to other real estate                                      $   212,226     195,000

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

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2002 and 2001:


                                           2002         2001
                                       ------------  ----------
         Balance, beginning of period  $ 6,090,570   4,713,227
         Provision for loan losses       3,343,600   1,641,988
         Less:
            Charge-offs                 (2,026,485)   (608,455)
            Recoveries                     105,360     160,567
                                       ------------  ----------
               Net charge-offs          (1,921,125)   (447,888)
                                       ------------  ----------

         Balance, end of period        $ 7,513,045   5,907,327
                                       ============  ==========

(3)  Net  Earnings  Per  Share
     -------------------------

     Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

     The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and nine months ended September 30, 2002 is as follows:


     For the three months ended September 30, 2002
     ---------------------------------------------

                                          Net         Common    Per Share
                                        Earnings      Shares      Amount
                                     --------------  ---------  ----------

     Basic earnings per share        $    1,293,725  3,143,243  $     0.41
                                                                ==========
     Effect of dilutive securities:
        Stock options                             -      5,452
                                     --------------  ---------

     Diluted earnings per share      $    1,293,725  3,148,695  $     0.41
                                     ==============  =========  ==========


     For the nine months ended September 30, 2002
     --------------------------------------------

                                          Net         Common    Per Share
                                        Earnings      Shares      Amount
                                     --------------  ---------  ----------

     Basic earnings per share        $    2,825,900  3,158,185  $     0.89
                                                                ==========
     Effect of dilutive securities:
        Stock options                             -      8,736
                                     --------------  ---------

        Diluted earnings per share   $    2,825,900  3,166,921  $     0.89
                                     ==============  =========  ==========

     The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and nine months ended September 30, 2001 is as follows:

     For the three months ended September 30, 2001
     ---------------------------------------------

                                         Net        Common    Per Share
                                       Earnings     Shares     Amount
                                     ------------  ---------  ---------

     Basic earnings per share        $  1,386,265  3,218,714  $    0.43
                                                              =========
     Effect of dilutive securities:
        Stock options                           -     18,403
                                     ------------  ---------

     Diluted earnings per share      $  1,386,265  3,237,117  $    0.43
                                     ============  =========  =========

     For the nine months ended September 30, 2001
     --------------------------------------------

                                         Net        Common    Per Share
                                       Earnings     Shares     Amount
                                     ------------  ---------  ---------

     Basic earnings per share        $  4,107,716  3,218,714  $    1.28
                                                              =========
     Effect of dilutive securities:
        Stock options                           -     10,768
                                     ------------  ---------

     Diluted earnings per share      $  4,107,716  3,229,482  $    1.27
                                     ============  =========  =========

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

     As of September 30, 2002, the Company had cash flow hedges with a notional amount of $60 million. These derivative instruments consisted of two interest rate swap agreements that were used to convert floating rate loans to fixed rate for a period of two years ending in June 2004 and July 2004. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management's assessment of future interest rates and other factors. The Company recorded an asset of $1.4 million for the fair value of these cash flow hedges resulting in an after-tax increase in other comprehensive income of $843,700. As of September 30, 2002, no ineffectiveness was recorded in earnings.

(5)  Commitments  and  Contingencies
     -------------------------------

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At September 30, 2002, the contractual amounts of the Company's commitments to extend credit and standby letters of credit were $100.6 million and $2.2 million, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $100.6 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS


     Summary. Net earnings for the third quarter of 2002 were $1.3 million, a decrease of $93,000 or 7% from the $1.4 million earned in the same period in 2001. Basic and diluted earnings per share for the quarter ended September 30, 2002 decreased to $0.41 from $0.43 in the comparable period of 2001. The decrease in earnings is primarily attributable to an increase in the provision for loan losses and increased non-interest expense partially offset by increased net interest income. The annualized return on average assets was 0.83% for the three months ended September 30, 2002 compared to 0.92% for the same period in 2001, and annualized return on average shareholders' equity was 10.77% for the three months ended September 30, 2002 compared to 11.75% for the same period in 2001.

     Net earnings for the nine months ended September 30, 2002 were $2.8 million, a decrease of 31% from the $4.1 million earned in the first nine months of 2001. Basic earnings per share for this period decreased to $0.89 from $1.28 for the nine months ended September 30, 2001. Diluted earnings per share for the nine months ended September 30, 2002 and 2001 were $0.89 and $1.27, respectively. The decrease in earnings was primarily due to an increase in the provision for loan losses, increased non-interest expense and decreased non-interest income. These were partially offset by an increase in net interest income. Annualized return on average assets was 0.61% for the first nine months of 2002 compared to 0.97% for the same period in 2001, and annualized return on average shareholders' equity was 7.95% versus 11.65%, respectively.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $5.7 million for the three months ended September 30, 2002 an increase of 24% over the $4.6 million earned in the same period in 2001. The increase in 2002 third quarter net interest income was primarily attributable to a decrease in the cost of funds.

     Interest income decreased $1.2 million or 12% for the three months ended September 30, 2002 compared with the same period in 2001. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to reductions in the prime commercial lending rate of Peoples Bank (the "Bank").

     Interest expense decreased $2.3 million or 39% for the three months ended September 30, 2002 compared with the same period in 2001. The decrease in interest expense was due to a decrease in the cost of funds to 2.82% for the three months ended September 30, 2002 from 4.80% for the same period in 2001, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 3.19% for the three months ended September 30, 2002 from 5.80% for the same period one year ago.

     Net interest income for the nine month period ended September 30, 2002 was $15.2 million, an increase of 5% from net interest income of $14.5 million for the nine months ended September 30, 2001. The increase was primarily attributable to a decrease in the cost of funds.

     Interest income decreased $4.8 million or 15% to $27.6 million for the nine months ended September 30, 2002 compared to $32.4 million for the same period in 2001. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to decreases in the Bank's prime commercial lending rate. Average loans increased 13% to $503.9 million, while average investment securities available for sale decreased 5% to $79.3 million in the nine months ended September 30, 2002 compared to the same period in 2001. All other interest-earning assets including federal funds sold increased to an average of $6.8 million in the nine months ended September 30, 2002 from $6.6 million in the same period in 2001. The tax equivalent yield on average earning assets decreased to 6.30% for the nine months ended September 30, 2002 from 8.17% for the nine months ended September 30, 2001.

     Interest expense decreased 31% to $12.4 million for the nine months ended September 30, 2002 compared to $17.9 million for the corresponding period in 2001. The decrease in interest expense was due to a decrease in the average rate paid on interest bearing liabilities to 3.22% for the nine months ended September 30, 2002 from 5.15% for the same period in 2001, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 3.87% for the nine months ended September 30, 2002 from 6.20% for the same period in 2001.

     Provision for Loan Losses. For the three months ended September 30, 2002 a contribution of $1.6 million was made to the provision for loan losses compared to $760,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 a contribution of $3.3 million was made to the provision for loan losses compared to a $1.6 million contribution to the provision for loan losses for the nine months ended September 30, 2001. The increase in the provision for loan losses reflects an increase in non-performing assets resulting from the continuing slowdown in the local economy, including several large companies that have dramatically reduced their activities, which adversely impacts ancillary businesses that include our customers.

     Non-Interest Income. Total non-interest income was $2.1 million in the third quarter of 2002 and 2001. Service charges were $799,000 for the three months ended September 30, 2002, a 12% increase over the same period in 2001. This is primarily attributable to an increase in account maintenance fees. During the third quarter of 2002, the Company recognized gains of $626,000 from the sale of securities as compared to a $513,000 gain on sale of securities during the third quarter of 2001. Miscellaneous income decreased 38% to $278,000 for the three months ended September 30, 2002. The decrease in miscellaneous income is partially attributable to a reduction in merchant processing income, resulting from the sale of merchant credit card processing services during second quarter 2002.

     Total non-interest income was $5.0 million for the nine months ended September 30, 2002, a decrease of 12% from the $5.7 million earned in the same period of 2001. This decrease reflects reductions in miscellaneous income, mortgage banking income and gains on sales of securities, which were partially offset by an increase in service charges. Miscellaneous income decreased 46% for the nine months ended September 30, 2002. The decrease in miscellaneous income is partially attributable to a reduction in merchant processing income, resulting from the sale of merchant credit card processing services during second quarter 2002. During the period ended September 30, 2001, miscellaneous income included an increase in value of an interest rate floor contract. The Company had no realized gains or losses associated with derivative financial instruments for the nine months ended September 30, 2002. During the nine month period ended September 30, 2002, the Company recognized a $626,000 gain from the sale of securities as compared to a $708,000 gain on sale of securities for the same period in 2001.

      Non-Interest Expense. Total non-interest expense was $4.2 million in the third quarter of 2002, an increase of 9% over the same period in 2001. Salary and employee benefits totaled $2.5 million for the three months ended September 30, 2002 as compared to $2.0 million for the third quarter of 2001. This increase is primarily attributable to lower expense associated with the accrual of management and employee incentives for the three months ended September 30, 2001. Occupancy expense increased 7% for the quarter ended September 30, 2002. Other expense decreased 17% to $907,000 for the three months ended September 30, 2002 as compared to the same period in 2001. The decrease in other expense is primarily attributable to a reduction in merchant processing expense, resulting from the sale of merchant credit card processing services during second quarter 2002.

     Total non-interest expense was $12.6 million in the nine months ended September 30, 2002, an increase of 2% from the same period in 2001. The increase in non-interest expense for the period ending September 30, 2002 is primarily due to a 7% increase in salary and employee benefits for the nine months ended September 30, 2002 as compared to the same period of 2001. This is partially attributable to lower expenses associated with the accrual of management and employee incentives for the period ended September 30, 2001. Occupancy expense increased 5% for the nine months ended September 30, 2002. Other expense decreased 11% to $2.9 million for the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease in other expense is primarily attributable to a reduction in merchant processing expense, resulting from the sale of merchant credit card processing services during second quarter 2002.

     Income Taxes. The Company reported income taxes of $710,000 and $716,000 for the third quarters of 2002 and 2001, respectively. This represented effective tax rates of 35% and 34% for the respective periods.

     The Company reported income taxes of $1.4 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively. This represented effective tax rates of 34% and 33% for the respective periods.


ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $75.3 million at September 30, 2002 compared to $84.3 million at December 31, 2001. This decrease is attributable to paydowns on mortgage backed securities and maturities during the nine months ended September 30, 2002. Average investment securities for the nine months ended September 30, 2002 amounted to $79.3 million compared to $81.1 million for the year ended December 31, 2001.

Loans. At September 30, 2002, loans amounted to $510.9 million compared to $490.6 million at December 31, 2001, an increase of $20.3 million. Average loans represented 85% of total earning assets for the nine months ended September 30, 2002, compared to 83% for the year ended December 31, 2001. Mortgage loans held for sale were $5.3 million at September 30, 2002 and December 31, 2001.

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

     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's credit administration personnel and presented to the Bank's Executive and Loan Committee on a regular basis. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the results of the Bank's loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

     An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. At September 30, 2002 and December 31, 2001, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $9.0 million and $4.4 million, respectively, with related allowance for loan losses of approximately $1.9 million and $699,000, respectively.

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

     The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At September 30, 2002, approximately 7% of the Company's portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

     Non-performing Assets. Non-performing assets totaled $9.1 million at September 30, 2002 or 1.43% of total assets, compared to $4.7 million at December 31, 2001, or 0.75% of total assets. Non-accrual loans were $8.4 million at September 30, 2002, an increase of $4.6 million from non-accruals of $3.8 million at December 31, 2001. As a percentage of total loans outstanding, non-accrual loans were 1.65% at September 30, 2002 compared to 0.77% at December 31, 2001. The Bank had loans ninety days past due and still accruing at September 30, 2002 of $ 615,000 as compared to $655,000 at December 31, 2001.

     Total non-performing loans were $9.0 million and $4.4 million at September 30, 2002 and December 31, 2001, respectively. This increase is attributable to customers that were adversely impacted by the slowdown in area businesses. The ratio of non-performing loans to total loans was 1.77% at September 30, 2002, as compared to 0.90% at December 31, 2001. The allowance for loan losses at September 30, 2002 amounted to $7.5 million or 1.47% of total loans compared to $6.1 million or 1.24% of total loans at December 31, 2001. This increase reflects an increase in non-performing assets.

     Deposits. Total deposits at September 30, 2002 were $507.4 million, an increase of 4% over deposits of $490.2 million at December 31, 2001. Certificates of deposit in amounts greater than $100,000 or more totaled $158.4 million at September 30, 2002 as compared to $156.0 million at December 31, 2001. At September 30, 2002, brokered deposits amounted to $35.6 million as compared to $0 at December 31, 2001. This reflects management's efforts to manage the cost of funds by replacing high cost local deposits with lower cost brokered deposits to fund loan growth. Brokered deposits are generally considered to be more susceptible to withdrawal as a result of interest rate changes and to be a less stable source of funds, as compared to deposits from the local market.

     Borrowed Funds. Federal Home Loan Bank borrowings were $59.8 million at September 30, 2002 compared to $68.2 million at December 31, 2001. The average balance of Federal Home Loan Bank borrowings for the nine months ended September 30, 2002 was $61.8 million compared to $42.5 million for the year ended December 31, 2001. At September 30, 2002, Federal Home Loan Bank borrowings with maturities exceeding one year amounted to $58.0 million. The Company had no federal funds purchased as of September 30, 2002 or December 31, 2001.

     Interest Rate Risk Management. The objective of the Company's interest rate risk management strategies is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve the Company's overall financial goals.

     The Company manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Committee ("ALCO") of the Bank. The ALCO meets monthly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

     In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts during 2002 that are considered derivative financial instruments. These contracts consist of interest rate swap agreements under which the Company pays a variable rate and receives a fixed rate. At September 30, 2002, the Company had two interest rate swap contracts outstanding, accounted for as cash flow hedges. Under the first swap agreement, the Company received 6.33% and paid 4.75% (based on the prime rate at September 30, 2002) on a notional amount of $40.0 million. The swap agreement matures in June 2004. Under the second swap agreement, the Company received 6.05% and paid 4.75% (based on the prime rate at September 30, 2002) on a notional amount of $20.0 million. The swap agreement matures in July 2004. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company's financial condition or results of operations.

     Liquidity. The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of its loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources.

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

     At September 30, 2002, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits. The Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $59.8 million at September 30, 2002. The Bank also has the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions.

     The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 25.47% at September 30, 2002 and 25.82% at December 31, 2001. The December 31, 2001 ratio has been restated to reflect an increase in the percentage of borrowing availability at the FHLB, which the Bank recognizes as a factor of its liquidity.

     Capital Resources. Shareholders' equity at September 30, 2002 was $48.2 million compared to $45.4 million at December 31, 2001. At September 30, 2002 and December 31, 2001, unrealized gains and losses, net of taxes, amounted to a gain of $1.3 million and a loss of $922,000, respectively. Annualized return on average equity for the nine months ended September 30, 2002 was 7.95% compared to 9.65% for the year ended December 31, 2001. Total cash dividends paid during the nine months ended September 30, 2002 amounted to $943,000, a decrease of 2% compared to total cash dividends of $966,000 paid for the first nine months of 2001. This decrease is attributable to a reduction in shares outstanding due to stock repurchase activity. The Company repurchased $1.3 million, or 85,500 shares of its common stock during the nine months ended September 30,

2002 as part of the stock repurchase plan implemented in February 2002. The Company's Board of Directors has authorized aggregate stock repurchases of up to $3.0 million.

     Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company's Tier I capital ratio was 10.97% and 11.14% at September 30, 2002 and December 31, 2001, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 12.22% and 12.27% at September 30, 2002 and December 31, 2001, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 9.78% and 10.46% at September 30, 2002 and December 31, 2001, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2002 and December 31, 2001.

ITEM  3.      QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2002 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM  4.      CONTROLS  AND  PROCEDURES

     Within ninety (90) days prior to the filing date of this report, the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to alert the Company to material information required to be included in reports filed with the Securities and Exchange Commission. Subsequent to the date of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

            During the quarter ended September 30, 2002 the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Peoples Bancorp of North Carolina, Inc.




       November 13, 2002              By:  /s/  Tony  W.  Wolfe
    -----------------------                -------------------------------------
      Date                                 Tony  W.  Wolfe
                                           President and Chief Executive Officer
                                           (Principal  Executive  Officer)



       November 13, 2002              By:  /s/  A. Joseph Lampron
    -----------------------                -------------------------------------
      Date                                 A.  Joseph  Lampron
                                           Executive Vice President and Chief
                                           Financial  Officer
                                           (Principal  Financial  and  Principal
                                           Accounting  Officer)

                                 CERTIFICATIONS


I,  Tony  W.  Wolfe,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp of North Carolina Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  13,  2002                        /s/  Tony  W.  Wolfe
-------------------------                  -------------------------------------
Date                                       Tony  W.  Wolfe
                                           President and Chief Executive Officer
                                           (Principal  Executive  Officer)

                                 CERTIFICATIONS


I,  A.  Joseph  Lampron,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp of North Carolina Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  13,  2002                        /s/  A. Joseph Lampron
-------------------------                  -------------------------------------
Date                                       A.  Joseph  Lampron
                                           Executive Vice President and Chief
                                           Financial  Officer
                                           (Principal  Financial  and  Principal
                                           Accounting  Officer)