Form 10-K
period 2002-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2003-03-27
CIK 1093672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the fiscal year ended        DECEMBER 31, 2002
                                        -------------------------
               Commission file number                   000-27205
                                        -------------------------

                     PEOPLES BANCORP OF NORTH CAROLINA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           NORTH CAROLINA                               56-2132396
   ------------------------------           ----------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         518 WEST C STREET
       NEWTON, NORTH CAROLINA                                  28658
  -------------------------------------               ------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (828) 464-5620
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

 Securities to be Registered Pursuant to Section 12(b) of the Act:       NONE
                                                                     -----------

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                      ------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                            Yes          No  X
                                                ---         ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $37,396,118.80 based on the closing price of such common stock on March 14, 2003, which was $14.60 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,133,547 SHARES OF COMMON STOCK, OUTSTANDING AT MARCH 14, 2003.
----------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2002 (the "Annual Report"), which is included as Appendix A to the Proxy Statement for the 2003 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 1, 2003 (the "Proxy Statement"), are incorporated by reference into Part III.






     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF PEOPLES BANCORP OF NORTH CAROLINA, INC. (THE "COMPANY"). THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF MANAGEMENT OF THE COMPANY AND ON THE INFORMATION AVAILABLE TO MANAGEMENT AT THE TIME THAT THESE DISCLOSURES WERE PREPARED. THESE STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS LIKE "EXPECT," "ANTICIPATE," "ESTIMATE" AND "BELIEVE," VARIATIONS OF THESE WORDS AND OTHER SIMILAR EXPRESSIONS. READERS SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS AS A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, (1) COMPETITION IN THE MARKETS
SERVED BY PEOPLES BANK (THE "BANK"), (2) CHANGES IN THE INTEREST RATE ENVIRONMENT, (3) GENERAL NATIONAL, REGIONAL OR LOCAL ECONOMIC CONDITIONS MAY BE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY AND THE POSSIBLE IMPAIRMENT OF COLLECTIBILITY OF LOANS, (4) LEGISLATIVE OR REGULATORY CHANGES, INCLUDING CHANGES IN ACCOUNTING STANDARDS,
(5) SIGNIFICANT CHANGES IN THE FEDERAL AND STATE LEGAL AND REGULATORY ENVIRONMENT AND TAX LAWS, (6) THE IMPACT OF CHANGES IN MONETARY AND FISCAL POLICIES, LAWS, RULES AND REGULATIONS AND (7) OTHER RISKS AND FACTORS IDENTIFIED IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

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

     The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 15 offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, and Hickory, North Carolina. At December 31, 2002, the Company had total assets of $644.7 million, net loans of $519.1 million, deposits of $515.7 million, investment securities of $71.7 million, and shareholders' equity of $48.6 million.

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

     At December 31, 2002, the Bank employed 201 full-time equivalent employees.

SUBSIDIARIES

     The Bank is a subsidiary of the Company. The Bank has two subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc.
Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank's customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc., provides real estate appraisal and real estate brokerage services.

     In December 2001, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I ("PEBK Trust"), which issued $14 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company.

MARKET  AREA

     The Bank's primary market consists of the communities in an approximately 25-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, Lincoln County, the western portion of Iredell County and portions of northeast Gaston County. The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.

     Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities. Catawba County's largest employers include CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Cable Systems, LLC (manufacturer of fiber optic cable and accessories) and Frye Regional Medical Center. Other significant area employers include several furniture manufacturing companies (Thomasville Furniture Industries, Inc., Century Furniture Company, Inc. and Hickory Springs Manufacturing Co.) as well as Catawba County Schools.

COMPETITION

     The Bank has operated in the Catawba Valley region for more than 90 years and is the only financial institution headquartered in Newton. However, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. Two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area. Based upon June 30, 2002 comparative data, the Bank had 20.09 % of the deposits in Catawba County, placing it third in deposit size among a total of 11 banks with branch offices in Catawba County.

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

SUPERVISION  AND  REGULATION

     Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank.
Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

     GENERAL. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

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

     CAPITAL REQUIREMENTS FOR THE BANK. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2002.

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

     DEPOSIT INSURANCE ASSESSMENTS. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2002, the Bank was in compliance with this requirement.

     COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last
CRA  examination  which  was  conducted  during  March  2001.

     PROMPT CORRECTIVE ACTION. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     CHANGES IN CONTROL. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

     FEDERAL SECURITIES LAW. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

     GRAMM-LEACH-BLILEY ACT. Federal legislation adopted by Congress during 1999, the Gramm-Leach-Bliley Act (the "GLB Act"), has dramatically changed various federal laws governing the banking, securities, and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

     In general, the GLB Act (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and
(vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not to be disclosed to certain persons.

     USA PATRIOT ACT. In response to the events of September 11th, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, the USA PATRIOT Act imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

     Pursuant to the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and
(iv) an independent audit function to test the anti-money laundering program. Also, the Act requires certain minimum standards with respect to customer identification and verification. The Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Furthermore, effective December 25, 2001, financial institutions were prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     Bank regulators are directed to consider a company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 was enacted in July 2002, and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

     In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

     The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority. The economic and operational effects of this new legislation on public companies, including the Company, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Company and the Bank will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

     OTHER. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Additional regulations also establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

     At December 31, 2002, the Bank conducted its business from the headquarters office in Newton, North Carolina, and its fifteen other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle and Hiddenite, North Carolina. The following table sets forth certain information regarding the Bank's properties at December 31, 2002. Unless indicated otherwise, all properties are owned by the Bank.

          Corporate Office                  102 Leonard Avenue
          518 West C Street                 Newton, NC 28658
          Newton, North Carolina  28658

          420 West A Street                 2050 Catawba Valley Boulevard
          Newton, North Carolina 28658      Hickory, North Carolina 28601

          2619 North Main Avenue            760 Highway 27 West
          Newton, North Carolina  28658     Lincolnton, NC 28092

          213 1st Street, West
          Conover, North Carolina  28613               LEASED
                                                       ------

          3261 East Main Street             1333 2nd Street NE
          Claremont, North Carolina  28610  Hickory, North Carolina  28601

          6125 Highway 16 South             114 West C Street
          Denver, North Carolina  28037     Newton, North Carolina 28658
                                            (off-site storage only)
          5153 N.C. Highway 90E
          Hiddenite, North Carolina  28636  1910 East Main Street
                                            Lincolnton, North Carolina 28092
          200 Island Ford Road
          Maiden, North Carolina  28650

          3310 Springs Road NE
          Hickory, North Carolina  28601

          142 South Highway 16
          Denver, North Carolina  28037

          106 North Main Street
          Catawba, North Carolina 28609

ITEM  3.     LEGAL  PROCEEDINGS

     In the opinion of the management, the Bank is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of the Bank's shareholders during the quarter ended December 31, 2002.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED SHAREHOLDER
             MATTERS

     The information required by this Item is set forth under the section captioned "Market for the Company's Common Equity and Related Shareholder Matters" on page A-18 of the Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-2 of the Annual Report, which table is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-3 through A-16 of the Annual Report, which section is incorporated herein by reference.

ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The information required by this Item is set forth in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on page A-17 of the Annual Report, which section is incorporated herein by reference.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages A-21 through A-44 of the Annual Report are incorporated herein by reference.

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

ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Director Compensation" on page 8 and "- Management Compensation," " - Stock Benefits Plan," "- Employment Agreements," "- Incentive Compensation Plans," "- Profit Sharing and 401(k) Plans," "- Deferred Compensation Plan," "- Supplemental Retirement Plan," and "- Discretionary Bonuses and Service Awards," on pages 9 through 19 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 4 of the Proxy Statement and the section captioned "Equity Compensation Plan Information" on page 13 of the Proxy Statement.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Indebtedness of and Transactions with Management" on page 19 through 20 of the Proxy Statement, which section is incorporated herein by reference.

ITEM  14.     CONTROLS  AND  PROCEDURES

     The Company maintains systems of disclosure controls and procedures and internal controls and procedures for financial reporting designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this Annual Report on Form 10-K. The Board of Directors, operating through its Audit and Review Committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

     The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

15(a)1. Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent  Auditors'  Report

          (b) Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

          (c) Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000

          (d) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

          (e) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

          (f) Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

          (g)  Notes  to  Consolidated  Financial  Statements

15(a)2.   Financial  Consolidated  Statement  Schedules

          All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.   Exhibits

          Exhibit  (3)(i)     Articles  of  Incorporation  of Peoples Bancorp of
                              North Carolina, Inc., incorporated by reference to
                              Exhibit  (3)(i)  to  the  Form  8-A filed with the
                              Securities and Exchange Commission on September 2,
                              1999

          Exhibit  (3)(ii)    Amended  and Restated Bylaws of Peoples Bancorp of
                              North Carolina, Inc., incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 28,
                              2002.

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

          Exhibit (10)(c)     Employment  Agreement  between  Peoples  Bank  and
                              William  D.  Cable  incorporated  by  reference to
                              Exhibit  (10)(d)  to  the Form 10-K filed with the
                              Securities  and  Exchange  Commission on March 30,
                              2000

          Exhibit (10)(d)     Employment  Agreement  between  Peoples  Bank  and
                              Lance  A.  Sellers  incorporated  by  reference to
                              Exhibit  (10)(e)  to  the Form 10-K filed with the
                              Securities  and  Exchange  Commission on March 30,
                              2000

          Exhibit (10)(e)     Peoples  Bancorp  of  North Carolina, Inc. Omnibus
                              Stock  Ownership  and  Long  Term  Incentive  Plan
                              incorporated  by  reference  to Exhibit (10)(f) to
                              the  Form  10-K  filed  with  the  Securities  and
                              Exchange  Commission  on  March  30,  2000

          Exhibit (10)(f)     Employment  Agreement  between Peoples Bank and A.
                              Joseph  Lampron,  incorporated  by  reference  to
                              Exhibit  10(g)  to  the  Form  10-K filed with the
                              Securities  and  Exchange  Commission on March 28,
                              2002

          Exhibit (10)(g)     Peoples  Bank  Directors'  and  Officers' Deferral
                              Plan,  incorporated  by reference to Exhibit 10(h)
                              to  the  Form  10-K  filed with the Securities and
                              Exchange  Commission  on  March  28,  2002

          Exhibit (10)(h)     Rabbi  Trust  for  the Peoples Bank Directors' and
                              Officers' Deferral Plan, incorporated by reference
                              to  Exhibit  10(i) to the Form 10-K filed with the
                              Securities  and  Exchange  Commission on March 28,
                              2002

          Exhibit (10)(i)     Description  of  Service  Recognition  Program
                              maintained  by Peoples Bank

          Exhibit (11)        Statement  regarding  Computation  of  Per  Share
                              Earnings

          Exhibit (12)        Statement  Regarding  Computation  of  Ratios

          Exhibit (13)        2002  Annual Report of Peoples  Bancorp  of  North
                              Carolina,  Inc.

          Exhibit (21)        Subsidiaries of Peoples Bancorp of North Carolina,
                              Inc.

          Exhibit (23)(a)     Consent  of  Porter  Keadle  Moore,  LLP  for
                              Registration  Statement on Form S-3 filed with the
                              Securities  and  Exchange Commission on August 10,
                              2000

          Exhibit (23)(b)     Consent  of  Porter  Keadle  Moore,  LLP  for
                              Registration  Statement on Form S-8 filed with the
                              Securities  and  Exchange  Commission on September
                              28,  2000

          Exhibit (99)        Certification Pursuant to 18 U.S.C. Section 1350

15(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

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

                               Date:     March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                               Title                           Date
         ---------                               -----                           ----
/s/ Tony W. Wolfe            President and Chief Executive Officer          March 27, 2003
---------------------------  (Principal Executive Officer)                  --------------
Tony W. Wolfe

/s/  Robert C. Abernethy     Chairman of the Board and Director             March 27, 2003
---------------------------                                                 --------------
Robert C. Abernethy

/s/  A. Joseph Lampron       Executive Vice President and Chief Financial   March 27, 2003
---------------------------  Officer (Principal Financial and               --------------
A. Joseph Lampron            Principal Accounting Officer)

/s/  James S. Abernethy      Director                                       March 27, 2003
---------------------------                                                 --------------
James S. Abernethy

/s/  Bruce R. Eckard         Director                                       March 27, 2003
---------------------------                                                 --------------
Bruce R. Eckard

/s/  John H. Elmore, Jr.     Director                                       March 27, 2003
---------------------------                                                 --------------
John H. Elmore, Jr.

/s/  Charles F. Murray       Director                                       March 27, 2003
---------------------------                                                 --------------
Charles F. Murray

/s/  Gary E. Matthews        Director                                       March 27, 2003
---------------------------                                                 --------------
Gary E. Matthews

/s/  Larry E. Robinson       Director                                       March 27, 2003
---------------------------                                                 --------------
Larry E. Robinson

/s/  Fred L. Sherrill, Jr.   Director                                       March 27, 2003
---------------------------                                                 --------------
Fred L. Sherrill, Jr.

/s/  Dan Ray Timmerman, Sr.  Director                                       March 27, 2003
---------------------------                                                 --------------
Dan Ray Timmerman, Sr.

/s/  Benjamin I. Zachary     Director                                       March 27, 2003
---------------------------                                                 --------------
Benjamin I. Zachary

                                 CERTIFICATIONS
                                 --------------

I, Tony W. Wolfe, certify that:
     1. I have reviewed this annual report on Form 10-K of Peoples Bancorp of North Carolina, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                           /s/  Tony  W.  Wolfe
                                           -------------------------------------
                                           Tony  W.  Wolfe
                                           President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, A. Joseph Lampron, certify that:
     1. I have reviewed this annual report on Form 10-K of Peoples Bancorp of North Carolina, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
                            /s/  A. Joseph Lampron
                            -------------------------------------
                            A. Joseph Lampron
                            Executive Vice President and Chief Financial Officer