Form 10-Q
period 2003-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2003-05-14
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2003
                                                 --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No   X
                                                ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,133,547 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT MAY 14, 2003.
----------------------------------------------------------------------------

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2003 (Unaudited) and
          December 31, 2002                                                  3

          Consolidated Statements of Earnings for the three months ended
          March 31, 2003 and 2002 (Unaudited)                                4

          Consolidated Statements of Comprehensive Income for the three
          months ended March 31, 2003 and 2002 (Unaudited)                   5

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2003 and 2002 (Unaudited)                               6-7

          Notes to Consolidated Financial Statements (Unaudited)            8-10

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            11-15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         16

Item 4.   Controls and Procedures                                            17


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  18

Item 2.   Changes in Securities and Use of Proceeds                          18

Item 3.   Defaults upon Senior Securities                                    18

Item 4.   Submission of Matters to a Vote of Security Holders                18

Item 5.   Other Information                                                  18

Item 6.   Exhibits and Reports on Form 8-K                                 18-19

Signatures                                                                   20

Certifications                                                             21-22


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

PART  I.     FINANCIAL  INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                      March 31,    December 31,
Assets                                                  2003           2002
------                                              -------------  ------------
                                                     (Unaudited)
Cash and due from banks                             $  15,596,019    13,803,665
Federal funds sold                                     15,144,000     1,774,000
                                                    -------------  ------------
    Cash and cash equivalents                          30,740,019    15,577,665

Investment securities available for sale               70,555,422    71,735,705
Other investments                                       4,271,973     4,345,573
                                                    -------------  ------------
    Total securities                                   74,827,395    76,081,278

Mortgage loans held for sale                            5,786,084     5,064,635
Loans, net                                            521,260,319   519,121,840

Premises and equipment, net                            15,224,207    15,620,977
Cash surrender value of life insurance                  4,891,598     4,828,708
Accrued interest receivable and other assets            8,602,454     8,446,435
                                                    -------------  ------------
        Total assets                                $ 661,332,076   644,741,538
                                                    =============  ============

    Liabilities and Shareholders' Equity
    ------------------------------------

Deposits:
    Non-interest bearing demand                     $  69,411,825    67,398,458
    NOW, MMDA & savings                               152,260,665   156,554,189
    Time, $100,000 or more                            180,963,909   160,836,596
    Other time                                        134,107,971   130,949,712
                                                    -------------  ------------
      Total deposits                                  536,744,370   515,738,955

Demand notes payable to U.S. Treasury                     537,019     1,600,000
FHLB borrowings                                        58,000,000    63,071,429
Trust preferred securities                             14,000,000    14,000,000
Accrued interest payable and other liabilities          2,355,144     1,726,421
                                                    -------------  ------------
        Total liabilities                             611,636,533   596,136,805
                                                    -------------  ------------
Shareholders' equity:

    Preferred stock, no par value; authorized
      5,000,000 shares; no shares issued
      and outstanding                                           -             -
    Common stock, no par value; authorized
      20,000,000 shares; issued and
      outstanding 3,133,547 shares                     35,097,773    35,097,773
    Retained earnings                                  13,199,096    12,094,363
    Accumulated other comprehensive income              1,398,674     1,412,597
                                                    -------------  ------------
        Total shareholders' equity                     49,695,543    48,604,733
                                                    -------------  ------------

        Total liabilities and shareholders' equity  $ 661,332,076   644,741,538
                                                    =============  ============

See accompanying notes to consolidated financial statements.

                  PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings (Unaudited)

                         Three months ended March 31, 2003 and 2002


                                                                        2003        2002
                                                                    ------------  ---------
Interest income:
  Interest and fees on loans                                        $  7,783,423  7,815,535
  Interest on federal funds sold                                          16,929     10,748
  Interest on investment securities:
    U.S. Government agencies                                             635,126    700,696
    States and political subdivisions                                    149,661    440,443
    Other                                                                108,967    121,732
                                                                    ------------  ---------

        Total interest income                                          8,694,106  9,089,154
                                                                    ------------  ---------

Interest expense:
  NOW, MMDA & Savings deposits                                           306,760    510,353
  Time deposits                                                        2,102,756  3,218,866
  FHLB borrowings                                                        659,941    684,909
  Trust preferred securities                                             166,250    183,750
  Other                                                                    2,236      9,634
                                                                    ------------  ---------
        Total interest expense                                         3,237,943  4,607,512
                                                                    ------------  ---------

        Net interest income                                            5,456,163  4,481,642

Provision for loan losses                                                793,000    500,000
                                                                    ------------  ---------

        Net interest income after provision for loan losses            4,663,163  3,981,642
                                                                    ------------  ---------

Other income:
  Service charges                                                        772,151    660,496
  Other service charges and fees                                         159,438    162,868
  Mortgage banking income                                                190,357    229,954
  Insurance and brokerage commissions                                     96,961    119,628
  Gain on sale of credit card portfolio                                  478,759          -
  Miscellaneous                                                          286,692    350,997
                                                                    ------------  ---------
        Total other income                                             1,984,358  1,523,943
                                                                    ------------  ---------
Other expense:
  Salaries and employee benefits                                       2,563,794  2,437,002
  Occupancy                                                              834,889    759,342
  Other                                                                1,048,250  1,018,365
                                                                    ------------  ---------
        Total other expenses                                           4,446,933  4,214,709
                                                                    ------------  ---------

        Earnings before income taxes                                   2,200,588  1,290,876

Income taxes                                                             782,500    405,000
                                                                    ------------  ---------

        Net earnings                                                $  1,418,088    885,876
                                                                    ============  =========

Net earnings per share                                              $       0.45       0.28
                                                                    ============  =========
Diluted earnings per share                                          $       0.45       0.28
                                                                    ============  =========
Cash dividends declared per share                                   $       0.10       0.10
                                                                    ============  =========

See accompanying notes to consolidated financial statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

          Consolidated Statements of Comprehensive Income (Unaudited)

                   Three months ended March 31, 2003 and 2002


                                                                 2003         2002
                                                             -------------  ---------

Net earnings                                                 $  1,418,088    885,876
                                                             -------------  ---------

Other comprehensive income, net of tax:

    Unrealized gains (losses) on investment securities, net
      of taxes of $37,078 and $(76,732), respectively              58,116   (120,269)

Unrealized (loss) on derivative financial instruments
  qualifying as cash flow hedges, net of tax of
     $(45,961) and $0, respectively                               (72,039)         -
                                                             -------------  ---------

Other comprehensive income                                        (13,923)  (120,269)
                                                             -------------  ---------

Comprehensive income                                         $  1,404,165    765,607
                                                             =============  =========

See accompanying notes to consolidated financial statements.

                        PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows (Unaudited)

                               Three months ended March 31, 2003 and 2002


                                                                                   2003           2002
                                                                               -------------  ------------
Cash flows from operating activities:
  Net earnings                                                                 $  1,418,088       885,876
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation, amortization and accretion                                      457,488       373,361
      Provision for loan losses                                                     793,000       500,000
      Gain on sale of mortgage loans                                                      -       (16,852)
      Gain on sale of other real estate                                                   -       (12,290)
  Change in:
      Cash surrender value of life insurance                                        (62,890)      (61,427)
      Other assets                                                                 (342,364)     (412,167)
      Other liabilities                                                             628,723       809,303
      Mortgage loans held for sale                                                 (721,449)    1,473,961
                                                                               -------------  ------------

            Net cash provided by operating activities                             2,170,596     3,539,765
                                                                               -------------  ------------

Cash flows from investing activities:
  Purchase of investment securities available-for-sale                           (4,503,287)     (500,000)
  Proceeds from calls and maturities of investment securities
      available-for-sale                                                          5,743,587     4,753,519
  Change in other investments                                                        73,600      (300,000)
  Net change in loans                                                            (2,963,688)   (4,725,660)
  Proceeds (purchases) of premises and equipment                                     83,895      (327,946)
  Proceeds from sale of other real estate                                                 -       183,173
                                                                               -------------  ------------

          Net cash used in investing activities                                  (1,565,893)     (916,914)
                                                                               -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                         21,005,415     8,250,339
  Net change in demand notes payable to U.S. Treasury                            (1,062,981)    1,482,013
  Proceeds from FHLB borrowings                                                  29,850,000    10,000,000
  Repayments of FHLB advances                                                   (34,921,428)  (16,071,429)
  Transaction costs associated with trust preferred securities                            -       (35,699)
  Common stock repurchased                                                                -    (1,146,250)
  Proceeds from exercise of options                                                       -         4,225
  Cash dividends                                                                   (313,355)     (314,538)
                                                                               -------------  ------------

          Net cash provided by financing activities                              14,557,651     2,168,661
                                                                               -------------  ------------

Net change in cash and cash equivalents                                          15,162,354     4,791,512

Cash and cash equivalents at beginning of the period                             15,577,665    15,303,320
                                                                               -------------  ------------

Cash and cash equivalents at end of the period                                 $ 30,740,019    20,094,832
                                                                               =============  ============


            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                   Three months ended March 31, 2003 and 2002

                                   (Continued)


                                                                                   2003           2002
                                                                               -------------  ------------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                 $  3,288,321     4,655,903
      Income taxes                                                             $     53,397             -
Noncash investing and financing activities:
    Change in net unrealized gain (loss) on investment securities
      available for sale and derivative financial instruments, net of tax      $    (13,923)     (120,269)
    Transfer of loans to other real estate                                     $     32,209             -

See accompanying notes to consolidated financial statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(1)  Summary  of  Significant  Accounting  Policies
     ----------------------------------------------

     The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiaries, PEBK Capital Trust I and Peoples Bank (the "Bank"), along with the Bank's wholly owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     Critical  Accounting  Policies
     ------------------------------

     The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2003 Annual Meeting of Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

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

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the three months ended March 31, 2003 and 2002:

                                                 2003         2002
                                              -----------  ----------
        Balance, beginning of period          $7,247,906   6,090,570
        Provision for loan losses                793,000     500,000
        Less:
          Charge-offs                           (483,696)   (153,956)
          Recoveries                              48,914      45,280
                                              -----------  ----------
            Net charge-offs                     (434,782)   (108,676)
                                              -----------  ----------

        Balance, end of period                $7,606,124   5,115,241
                                              ===========  ==========

(3)  Net Earnings Per Share
     ----------------------

     Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

     The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months ended March 31, 2003 and 2002 is as follows:

For the three months ended March 31, 2003
-----------------------------------------

                                                             Per Share
                                Net Earnings   Common Shares  Amount
                                -------------  -------------  -------
Basic earnings per share        $   1,418,088      3,133,547  $  0.45
                                                              =======
Effect of dilutive securities:
      Stock options                         -          7,922
                                -------------  -------------
Diluted earnings per share      $   1,418,088      3,141,469  $  0.45
                                =============  =============  =======

For the three months ended March 31, 2002
-----------------------------------------
                                                             Per Share
                                Net Earnings   Common Shares  Amount
                                -------------  -------------  -------
Basic earnings per share        $     885,876      3,186,238  $  0.28
                                                              =======
Effect of dilutive securities:
      Stock options                         -          6,553
                                -------------  -------------
Diluted earnings per share      $     885,876      3,192,791  $  0.28
                                =============  =============  =======

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

     As of March 31, 2003, the Company had cash flow hedges with a notional amount of $60 million. These derivative instruments consisted of two interest rate swap agreements that were used to convert floating rate loans to fixed rate for a period of two years ending in June 2004 and July 2004. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management's assessment of future interest rates and other factors. The Company recorded an asset of $1.4 million for the fair value of these cash flow hedges resulting in an after-tax increase in other comprehensive income of $842,500. As of March 31, 2003, no ineffectiveness was recorded in earnings.

     Additionally, on April 1, 2003, the Company entered into an interest rate swap agreement with a notional amount of $25 million to be accounted for as a cash flow hedge. This hedge transaction had no effect on the financial statements of the Company as of March 31, 2003.

(5)  Commitments  and  Contingencies
     -------------------------------

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At March 31, 2003, the contractual amounts of the Company's commitments to extend credit and standby letters of credit were $104.8 million and $2.0 million, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $104.8 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

     The Company has an overall interest rate-risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company attempts to minimize the credit risk in derivative instruments by entering into transactions with counterparties that are reviewed periodically by the Company and are believed to be of high quality.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Summary. Net earnings for the first quarter of 2003 were $1.4 million, or $.45 basic and diluted net earnings per share. Net earnings from recurring operations for the three months ended March 31, 2003 were $1.1 million, or $.36 basic and diluted net earnings per share, representing a 27% increase over first quarter 2002 net earnings from recurring operations of $886,000, or $.28 basic and diluted net earnings per share. Non-recurring income for the first quarter of 2003 amounted to $294,000, net of income tax expense, associated with the sale of the Bank's $3.7 million credit card portfolio. The Company did not have any non-recurring income in first quarter 2002.

     The annualized return on average assets was 0.88% and annualized return on average shareholders' equity was 11.51% for the three months ended March 31, 2003. Excluding non-recurring income, the annualized return on average assets was 0.70% for the three months ended March 31, 2003 compared to 0.58% for the same period in 2002, and annualized return on average shareholders' equity was 9.18% for the three months ended March 31, 2003 compared to 7.78% for the same period in 2002.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $5.5 million for the three months ended March 31, 2003, an increase of 22% over the $4.5 million earned in the same period in 2002. The increase in 2003 first quarter net interest income was primarily attributable to a decrease in the cost of funds.

     Interest income decreased $395,000 or 4% for the three months ended March 31, 2003 compared with the same period in 2002. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to reductions in the prime commercial lending rate of the Bank, coupled with a decrease in balances in the available-for-sale investment portfolio.

     Interest expense decreased $1.4 million or 30% for the three months ended March 31, 2003 compared with the same period in 2002. The decrease in interest expense was due to a decrease in the cost of funds to 2.45% for the three months ended March 31, 2003 from 3.61% for the same period in 2002, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.79% for the three months ended March 31, 2003 from 4.55% for the same period one year ago.

     Provision for Loan Losses. For the three months ended March 31, 2003 the Bank provided $793,000 to the allowance for loan losses compared to $500,000 for the three months ended March 31, 2002. The increase in the provision for loan losses reflects an increase in non-performing assets resulting from the continued slowdown in the local economy.

     Non-Interest Income. Total non-interest income was $2.0 million in the first quarter of 2003 as compared to $1.5 million for the same period in 2002. Service charges were $772,000 for the three months ended March 31, 2003, a 17% increase over the same period in 2002. This is primarily attributable to an increase in account maintenance fees. The Company recognized a gain of $479,000 on the sale of the Bank's credit card portfolio during first quarter 2003. Miscellaneous income decreased 18% to $287,000 for the three months ended March 31, 2003. The decrease in miscellaneous income is primarily attributable to a reduction in merchant processing income, resulting from the sale of merchant credit card processing services during second quarter 2002. Excluding non-recurring income associated with the sale of the Bank's credit card portfolio, non-interest income for the three months ended March 31, 2003 decreased 1% as compared to the same period last year.

     Non-Interest Expense. Total non-interest expense was $4.4 million in the first quarter of 2003, an increase of 6% over the same period in 2002. Salary and employee benefits totaled $2.6 million for the three months ended March 31, 2003 as compared to $2.4 million for the first quarter of 2002. This increase is primarily attributable to an increase in the accrual of management and employee incentives and payroll taxes for the three months ended March 31, 2003. Occupancy expense increased 10% for the quarter ended March 31, 2003 due to overhead expenses associated with new branches. Other expense remained at $1.0 million for the three months ended March 31, 2003 and 2002.

     Income Taxes. The Company reported income taxes of $783,000 and $405,000 for the first quarters of 2003 and 2002, respectively. This represented effective tax rates of 36% and 31% for the respective periods. This increase in the effective tax rate is attributable to a decrease in non-taxable interest income.

ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $70.6 million at March 31, 2003 compared to $71.7 million at December 31, 2002. This decrease is attributable to paydowns on mortgage-backed securities and maturities, which were partially offset by additional securities purchases during the three months ended March 31, 2003. Average investment securities for the three months ended March 31, 2003 amounted to $69.1 million compared to $77.4 million for the year ended December 31, 2002.

     Loans. At March 31, 2003, loans amounted to $528.9 million compared to $526.4 million at December 31, 2002, an increase of $2.5 million. Average loans represented 87% of total earning assets for the three months ended March 31, 2003, compared to 86% for the year ended December 31, 2002. Mortgage loans held for sale were $5.8 million and $5.1 million at March 31, 2003 and December 31, 2002, respectively.

     Allowance for Loan Losses. The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

     -    the  Bank's  loan  loss  experience;
     -    the  amount  of  past  due  and  non-performing  loans;
     -    specific  known  risks;
     -    the  status  and  amount  of other past due and non-performing assets;
     -    underlying  estimated  values  of  collateral  securing  loans;
     -    current  and  anticipated  economic  conditions;  and
     - other factors which management believes affect the allowance for potential credit losses.

     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's credit administration personnel and presented to the Bank's Executive and Loan Committee on a regular basis. The allowance is the total of specific reserves allocated to significant individual credits plus a general reserve. After individual loans with specific allocations have been deducted, the general reserve is calculated by applying general reserve percentages to the nine risk grades within the portfolio. Loans are categorized as one of nine risk grades based on management's assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The general reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades of loans. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

     The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at March 31, 2003 and December 31, 2002.

LOAN RISK GRADE ANALYSIS:            PERCENTAGE OF LOANS         GENERAL RESERVE
                                        BY RISK GRADE              PERCENTAGE
                                    ------------------------------------------------
                                    3/31/2003   12/31/2002   3/31/2003   12/31/2002
                                    ----------  -----------  ----------  -----------
     Risk 1 (Excellent Quality)          9.30%        8.92%       0.15%        0.15%
     Risk 2 (High Quality)              31.65%       33.19%       0.50%        0.50%
     Risk 3 (Good Quality)              47.62%       46.28%       1.00%        1.00%
     Risk 4 (Management Attention)       5.40%        5.33%       2.50%        2.50%
     Risk 5 (Watch)                      3.22%        3.32%       7.00%        7.00%
     Risk 6 (Substandard)                1.29%        2.04%      12.00%       12.00%
     Risk 7 (Low Substandard)            0.11%        0.03%      25.00%       25.00%
     Risk 8 (Doubtful)                   0.00%        0.00%      50.00%       50.00%
     Risk 9 (Loss)                       0.00%        0.01%     100.00%      100.00%


     At March 31, 2003 there were four relationships exceeding $1 million each (which totaled $10.9 million) in the Watch risk grade and two relationships exceeding $1 million each (which totaled $4.9 million) in the Substandard risk grade. Balances of individual relationships exceeding $1 million in these risk grades ranged from $1.6 million to $3.9 million. If current operating conditions for these customers remain stable, it is not expected that any of the relationships with balances exceeding $1 million will become non-performing assets within the next three to six months. If unforeseen events were to occur, it is possible that the viability of one or more of these customers could require the reclassification of their loans to non-accrual.

     An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. At March 31, 2003 and December 31, 2002, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $7.8 million and $4.8 million, respectively, with related allowance for loan losses of approximately $1.3 million and $676,000, respectively.

     The allowance for loan losses increased to $7.6 million or 1.44% of total loans outstanding at March 31, 2003 as compared to $7.2 million, or 1.38% of total loans outstanding as of December 31, 2002. This increase in the allowance for loan losses is attributable to higher levels of loans included in the risk grades Watch, Substandard and Low Substandard, which are the risk grades given to loans with a greater risk of loss. The increase in Watch and Substandard is due to the adverse impact of the slow economy.

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

At March 31, 2003, approximately 7% of the Company's portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

     Non-performing Assets. Non-performing assets totaled $9.6 million at March 31, 2003 or 1.45% of total assets, compared to $6.6 million at December 31, 2002, or 1.03% of total assets. Non-accrual loans were $7.4 million at March 31, 2003, an increase of $2.8 million from non-accruals of $4.6 million at December 31, 2002. As a percentage of total loans outstanding, non-accrual loans were 1.41% at March 31, 2003 compared to 0.87% at December 31, 2002. The Bank had loans ninety days past due and still accruing at March 31, 2003 of $335,000 as compared to $238,000 at December 31, 2002. Repossessed assets as of March 31, 2003 and December 31, 2002 totaled $1.5 million and consisted of three aircraft taken in collection of loans.

     Total non-performing loans, which includes non-accrual loans and loans ninety days past due and still accruing, were $7.8 million and $4.8 million at March 31, 2003 and December 31, 2002, respectively. This increase was significantly affected by a real estate development customer that was adversely impacted by the slowdown in area businesses. The ratio of non-performing loans to total loans was 1.47% at March 31, 2003, as compared to 0.92% at December 31, 2002.

     Deposits. Total deposits at March 31, 2003 were $536.7 million, an increase of 4% over deposits of $515.7 million at December 31, 2002. Certificates of deposit in amounts greater than $100,000 or more totaled $181.0 million at March 31, 2003 as compared to $160.8 million at December 31, 2002. At March 31, 2003, brokered deposits amounted to $54.8 million as compared to $39.9 million at December 31, 2002. This reflects management's efforts to manage the cost of funds by replacing high cost local deposits with lower cost brokered deposits to fund loan growth. Brokered deposits are generally considered to be more susceptible to withdrawal as a result of interest rate changes and to be a less stable source of funds, as compared to deposits from the local market.

     Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $58.0 million at March 31, 2003 compared to $63.1 million at December 31, 2002. The average balance of FHLB borrowings for the three months ended March 31, 2003 was $62.5 million compared to $61.0 million for the year ended December 31, 2002. At March 31, 2003, FHLB borrowings with maturities exceeding one year amounted to $58.0 million. The Company had no federal funds purchased as of March 31, 2003 or December 31, 2002.

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

     In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. These contracts consist of interest rate swap agreements under which the Company converted $60.0 million of variable rate loans to a fixed rate. At March 31, 2003, the Company had two interest rate swap contracts outstanding, accounted for as cash flow hedges. Under the first swap agreement, the Company received 6.33% and paid 4.25% (based on the prime rate at March 31, 2003) on a notional amount of $40.0 million. The swap agreement matures in June 2004. Under the second swap agreement, the Company received 6.05% and paid 4.25% (based on the prime rate at March 31, 2003) on a notional amount of $20.0 million. The swap agreement matures in July 2004. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company's financial condition or results of operations.

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

     The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, FHLB and The Bankers Bank, and is also able to purchase federal funds from other financial institutions.

     At March 31, 2003, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits. The Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $58.0 million at March 31, 2003. The Bank also has the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions.

     The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 21.41% at March 31, 2003 and 17.85% at December 31, 2002. The December 31, 2002 ratio has been restated to reflect changes in the FHLB borrowing availability calculation, which the Bank recognizes as a factor of its liquidity. The minimum required liquidity ratio as defined in the Bank's Asset/Liability and Interest Rate Risk Management Policy is 20%.

     Capital Resources. Shareholders' equity at March 31, 2003 was $49.7 million compared to $48.6 million at December 31, 2002. At March 31, 2003 and December 31, 2002, unrealized gains and losses, net of taxes, amounted to gains of $1.3 million and $1.4 million, respectively. Annualized return on average equity , including non-recurring income, for the three months ended March 31, 2003 was 11.51% compared to 7.12% for the year ended December 31, 2002. Total cash dividends paid during the three months ended March 31, 2003 amounted to $313,000, a decrease of 1% compared to total cash dividends of $315,000 paid for the first three months of 2002. This decrease is attributable to a reduction in shares outstanding due to stock repurchase activity. The Company repurchased $1.1 million, or 73,500 shares of its common stock during the three months ended March 31, 2002 as part of the stock repurchase plan implemented in February 2002, which expired in February 2003. There is not a repurchase plan in effect at March 31, 2003.

     Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company's Tier I capital ratio was 10.85% and 10.76% at March 31, 2003 and December 31, 2002, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk-based capital ratio was 12.10% and 12.01% at March 31, 2003 and December 31, 2002, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 9.57% and 9.78% at March 31, 2003 and December 31, 2002, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2003 and December 31, 2002.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2003 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS  AND  PROCEDURES

     The Company maintains systems of disclosure controls and procedures and internal controls and procedures for financial reporting designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this Quarterly Report of Form 10-Q. The Board of Directors, operating through its Audit and Review Committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

     The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have also concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this Report, that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

         Not applicable


ITEM 5.  OTHER INFORMATION

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit(3)(i)   Articles of Incorporation of Peoples Bancorp of
                              North Carolina, Inc., incorporated by reference to
                              Exhibit (3)(i) to the Form 8-A filed with the
                              Securities and Exchange Commission on September 2,
                              1999

              Exhibit(3)(ii)  Amended and Restated Bylaws of Peoples Bancorp of
                              North Carolina, Inc., incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

              Exhibit(4)      Specimen Stock Certificate, incorporated by
                              reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

              Exhibit(10)(a)  Employment Agreement between Peoples Bank and Tony
                              W. Wolfe incorporated by reference to Exhibit
                              (10)(a) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

              Exhibit(10)(b)  Employment Agreement between Peoples Bank and
                              Joseph F. Beaman, Jr. incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the Securities and Exchange Commission on

                              March 30, 2000

              Exhibit(10)(c)  Employment Agreement between Peoples Bank and
                              William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

              Exhibit(10)(d)  Employment Agreement between Peoples Bank and
                              Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

              Exhibit(10)(e)  Peoples Bancorp of North Carolina, Inc. Omnibus
                              Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

              Exhibit(10)(f)  Employment Agreement between Peoples Bank and A.
                              Joseph Lampron incorporated by reference to
                              Exhibit (10)(g) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

              Exhibit(10)(g)  Peoples Bank Directors' and Officers' Deferral
                              Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

              Exhibit(10)(h)  Rabbi Trust for the Peoples Bank Directors' and
                              Officers' Deferral Plan, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

              Exhibit(10)(i)  Description of Service Recognition Program
                              maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 27, 2003

              Exhibit(99)(a)  Certification of Chief Executive Officer

              Exhibit(99)(b)  Certification of Chief Financial Officer

              Exhibit(99)(c)  Certification Pursuant to 18 U.S.C. Section 1350


           (b) Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Peoples Bancorp of North Carolina, Inc.




      May 14, 2003                 By:     /s/  Tony W. Wolfe
    -------------------                    ----------------------------------
     Date                                  Tony W. Wolfe
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



       May 14, 2003                By:     /s/  A. Joseph Lampron
    -------------------                    ----------------------------------
     Date                                  A. Joseph Lampron
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Principal
                                           Accounting Officer)