Form 10-Q
period 2003-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2003-08-14
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2003
                                                 -------------

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
             ------------------------------------------------------
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

3,133,547  SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT AUGUST 14, 2003.
--------------------------------------------------------------------------------

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                         PAGE(S)

Item 1.   Financial Statements
          Consolidated Balance Sheets at June 30, 2003 (Unaudited) and
          December 31, 2002                                                 3

          Consolidated Statements of Earnings for the three months
          ended June 30, 2003 and June 30, 2002 (Unaudited), and for the six months ended June 30, 2003 and June 30, 2002
          (Unaudited)                                                       4

          Consolidated Statements of Comprehensive Income for the
          three months ended June 30, 2003 and June 30, 2002
          (Unaudited), and for the six months ended June 30, 2003 and
          June 30, 2002 (Unaudited)                                         5

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2003 and June 30, 2002 (Unaudited)                6-7

          Notes to Consolidated Financial Statements (Unaudited)           8-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11-17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        18

Item 4.   Controls and Procedures                                           19

PART II - OTHER INFORMATION

Item  1.  Legal Proceedings                                                 20
Item  2.  Changes in Securities and Use of Proceeds                         20
Item  3.  Defaults upon Senior Securities                                   20
Item  4.  Submission of Matters to a Vote of Security Holders               20
Item  5.  Other Information                                                 20
Item  6.  Exhibits and Reports on Form 8-K                                 20-22
Signatures                                                                  23
Certifications                                                             24-26


     Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like "expect," "anticipate," "estimate," and "believe," variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company's other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.'s annual report on Form 10-K for the year ended December 31, 2002, under "General Description of Business."

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                    June 30,    December 31,
                   Assets                             2003          2002
                   ------                         ------------  -------------
                                                   (Unaudited)
Cash and due from banks                           $ 21,151,593     13,803,665
Federal funds sold                                   9,389,000      1,774,000
                                                  ------------  -------------
  Cash and cash equivalents                         30,540,593     15,577,665
                                                  ------------  -------------

Investment securities available for sale            73,457,013     71,735,705
Other investments                                    4,021,973      4,345,573
                                                  ------------  -------------
    Total securities                                77,478,986     76,081,278
                                                  ------------  -------------

Mortgage loans held for sale                         6,026,760      5,064,635
Loans, net                                         526,152,396    519,121,840

Premises and equipment, net                         12,870,461     15,620,977
Cash surrender value of life insurance               4,948,580      4,828,708
Accrued interest receivable and other assets         7,028,571      8,446,435
                                                  ------------  -------------
      Total assets                                $665,046,347    644,741,538
                                                  ============  =============

      Liabilities and Shareholders' Equity
      ------------------------------------

Deposits:
  Non-interest bearing demand                     $ 76,511,443     67,398,458
  NOW, MMDA & savings                              151,967,089    156,554,189
  Time, $100,000 or more                           177,140,673    160,836,596
  Other time                                       133,684,594    130,949,712
                                                  ------------  -------------
    Total deposits                                 539,303,799    515,738,955

Demand notes payable to U.S. Treasury                1,600,000      1,600,000
FHLB borrowings                                     58,000,000     63,071,429
Trust preferred securities                          14,000,000     14,000,000
Accrued interest payable and other liabilities       1,516,597      1,726,421
                                                  ------------  -------------
      Total liabilities                            614,420,396    596,136,805
                                                  ------------  -------------
Shareholders' equity:
  Preferred stock, no par value; authorized
    5,000,000 shares; no shares issued
    and outstanding                                          -              -
  Common stock, no par value; authorized
    20,000,000 shares; issued and
    outstanding 3,133,547 shares                    35,097,773     35,097,773
  Retained earnings                                 12,976,941     12,094,363
  Accumulated other comprehensive income             2,551,237      1,412,597
                                                  ------------  -------------
      Total shareholders' equity                    50,625,951     48,604,733
                                                  ------------  -------------

      Total liabilities and shareholders' equity  $665,046,347    644,741,538
                                                  ============  =============


See accompanying notes to consolidated financial statements.

                             PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Earnings


                                                          Three Months Ended                Six Months Ended
                                                    -------------------------------  ------------------------------
                                                     June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                    ---------------  --------------  --------------  --------------
                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Interest Income:
     Interest and fees on loans                     $    7,823,938       7,939,039      15,607,361      15,754,574
     Interest on federal funds sold                         27,168          13,100          44,097          23,848
     Interest on investment securities:
          U.S. Government agencies                         548,989         908,465       1,184,115       1,873,572
          States and political subdivisions                141,690         153,602         291,351         329,634
          Other                                            108,830         125,266         217,797         246,998
                                                    ---------------  --------------  --------------  --------------

               Total interest income                     8,650,615       9,139,472      17,344,721      18,228,626
                                                    ---------------  --------------  --------------  --------------

Interest expense:
     NOW, MMDA & savings deposits                          328,237         538,993         634,997       1,049,346
     Time deposits                                       2,077,721       2,749,898       4,180,477       5,968,764
     FHLB borrowings                                       641,982         652,023       1,301,923       1,336,932
     Trust preferred securities                            166,250         183,750         332,500         367,500
     Other                                                   1,446           2,494           3,682          12,128
                                                    ---------------  --------------  --------------  --------------
               Total interest expense                    3,215,636       4,127,158       6,453,579       8,734,670
                                                    ---------------  --------------  --------------  --------------

               Net interest income                       5,434,979       5,012,314      10,891,142       9,493,956

Provision for loan losses                                2,276,900       1,266,100       3,069,900       1,766,100
                                                    ---------------  --------------  --------------  --------------
               Net interest income after provision
                for loan losses                          3,158,079       3,746,214       7,821,242       7,727,856
                                                    ---------------  --------------  --------------  --------------

Other income:
     Service charges                                       818,928         748,987       1,591,079       1,409,483
     Other service charges and fees                        145,442         114,190         304,880         277,059
     Mortgage banking income                               213,751         169,913         404,108         399,867
     Insurance and brokerage commissions                   102,230         125,637         199,192         245,265
     Gain (loss) on sale of repossessed assets            (552,755)        (15,977)       (550,966)         (3,257)
     Gain on sale of loans                                       -               -         478,759               -
     Miscellaneous                                         328,416         263,028         613,318         601,305
                                                    ---------------  --------------  --------------  --------------
          Total other income                             1,056,012       1,405,778       3,040,370       2,929,722
                                                    ---------------  --------------  --------------  --------------
Other expense:
     Salaries and employee benefits                      2,365,716       2,416,871       4,929,510       4,853,873
     Occupancy                                             815,277         753,730       1,650,166       1,513,073
     Other                                                 993,998       1,022,692       2,042,248       2,041,057
                                                    ---------------  --------------  --------------  --------------
          Total other expenses                           4,174,991       4,193,293       8,621,924       8,408,003
                                                    ---------------  --------------  --------------  --------------

          Earnings before income taxes                      39,100         958,699       2,239,688       2,249,575

Income taxes                                               (52,100)        312,400         730,400         717,400
                                                    ---------------  --------------  --------------  --------------

          Net earnings                              $       91,200         646,299       1,509,288       1,532,175
                                                    ===============  ==============  ==============  ==============

Basic earnings per share                            $         0.03            0.21            0.48            0.48
                                                    ===============  ==============  ==============  ==============
Diluted earnings per share                          $         0.03            0.20            0.48            0.48
                                                    ===============  ==============  ==============  ==============
Cash dividends declared per share                   $         0.10            0.10            0.20            0.20
                                                    ===============  ==============  ==============  ==============


See accompanying notes to consolidated financial statements.

                        PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                             Consolidated Statements of Comprehensive Income



                                                Three Months Ended               Six Months Ended
                                         -------------------------------  ------------------------------
                                          June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                         ---------------  --------------  --------------  --------------
                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net earnings                             $        91,200         646,299       1,509,288       1,532,175
                                         ---------------  --------------  --------------  --------------


Other comprehensive income, net of tax:
 Unrealized gain on
  investment securities, net
   of taxes of $390,716,
    $597,495, $427,794
     and $520,763,
      respectively                               612,406         936,510         670,522         816,241

Unrealized gain on derivative
 financial instruments
  qualifying as cash flow
   hedges, net of tax of
    $344,621, $77,900,
    $298,660 and $77,900,
    respectively                                 540,157         122,100         468,118         122,100
                                         ---------------  --------------  --------------  --------------

Other comprehensive income                     1,152,563       1,058,610       1,138,640         938,341
                                         ---------------  --------------  --------------  --------------

Comprehensive income                     $     1,243,763       1,704,909       2,647,928       2,470,516
                                         ===============  ==============  ==============  ==============


See accompanying notes to consolidated financial statements.

            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 2003 and 2002


                                                                    2003           2002
                                                                -------------  ------------
                                                                 (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net earnings                                                  $  1,509,288     1,532,175
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation, amortization and accretion                       974,342       714,907
      Provision for loan losses                                    3,069,900     1,766,100
      Gain on sale of mortgage loans                                       -       (17,578)
      Gain on sale of premises and equipment                          (1,758)            -
      Recognition of gain on sale of derivative instruments          (83,807)            -
      Loss (gain) on sale of repossessed assets                      150,966       (12,290)
    Change in:
      Cash surrender value of life insurance                        (119,872)     (122,854)
      Other assets                                                   606,242      (258,185)
      Other liabilities                                             (209,825)      252,126
      Mortgage loans held for sale                                  (962,125)    3,267,139
                                                                -------------  ------------

        Net cash provided by operating activities                  4,933,351     7,121,540
                                                                -------------  ------------

Cash flows from investing activities:
  Purchases of investment securities available-for-sale          (14,175,199)     (500,000)
  Proceeds from calls and maturities of investment securities
    available for sale                                            13,428,914     9,846,591
  Change in other investments                                        323,600      (300,000)
  Net change in loans                                             (8,006,460)  (16,271,886)
  Purchases of premises and equipment                             (1,645,835)   (1,110,088)
  Proceeds from sale of premises and equipment                        45,000         3,950
  Write-downs of repossessed assets                                  400,000             -
  Proceeds from sale of repossessed assets                           538,851       183,173
  Proceeds from sale of derivative instruments                     1,254,000             -
                                                                -------------  ------------

        Net cash used in investing activities                     (7,837,129)   (8,148,260)
                                                                -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                          23,564,844    14,732,646
  Net change in demand notes payable to U.S. Treasury                      -     1,370,480
  Proceeds from FHLB borrowings                                   29,850,000    18,500,000
  Repayments of FHLB advances                                    (34,921,429)  (28,571,429)
  Transaction costs associated with trust preferred securities             -       (36,537)
  Common stock repurchased                                                 -    (1,146,250)
  Proceeds from exercise of options                                        -         4,225
  Cash dividends                                                    (626,709)     (628,882)
                                                                -------------  ------------

        Net cash provided by financing activities                 17,866,706     4,224,253
                                                                -------------  ------------

Net change in cash and cash equivalents                           14,962,928     3,197,533

Cash and cash equivalents at beginning of period                  15,577,665    15,303,320
                                                                -------------  ------------

Cash and cash equivalents at end of period                      $ 30,540,593    18,500,853
                                                                =============  ============

                            PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

                                      Consolidated Statements of Cash Flows

                                    Six  months ended June 30, 2003 and 2002

                                                   (Continued)


                                                                                  2003         2002
                                                                              ------------  -----------
                                                                              (Unaudited)   (Unaudited
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                $  6,646,910    8,931,807
      Income taxes                                                            $  1,140,897      844,000
Noncash investing and financing activities:
    Change in net unrealized gain (loss) on investment securities
      available for sale and derivative financial instruments, net of tax     $  1,138,640      938,341
    Transfer of loans to other real estate                                    $  1,635,936      196,476
    Financed sale of fixed assets                                             $  3,774,932            -


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

     Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

     There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the applicable hedge deferral criteria.

(2)  Allowance  for  Loan  Losses
     ----------------------------

     The following is an analysis of the allowance for loan losses for the six months ended June 30, 2003 and 2002:

                                                       2003         2002
                                                   ------------  ----------

         Balance, beginning of period              $ 7,247,906   6,090,570
         Provision for loan losses                   3,069,900   1,766,100
         Less:
           Charge-offs                              (1,378,922)   (818,000)
           Recoveries                                   94,458      78,481
                                                   ------------  ----------
             Net charge-offs                        (1,284,464)   (739,519)
                                                   ------------  ----------

         Balance, end of period                    $ 9,033,342   7,117,151
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

     The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and six months ended June 30, 2003 is as follows:


     For the three months ended June 30, 2003
     ----------------------------------------

                                                                   Per Share
                                     Net Earnings   Common Shares    Amount
                                     -------------  -------------  ----------
     Basic earnings per share        $      91,200      3,133,547  $     0.03
                                                                   ==========
     Effect of dilutive securities:
        Stock options                            -         25,394
                                     -------------  -------------
     Diluted earnings per share      $      91,200      3,158,941  $     0.03
                                     =============  =============  ==========


     For the six months ended June 30, 2003
     --------------------------------------

                                                                   Per Share
                                     Net Earnings   Common Shares  Amount
                                     -------------  -------------  ----------

     Basic earnings per share        $   1,509,288      3,133,547  $     0.48
                                                                   ==========
     Effect of dilutive securities:
        Stock options                            -         16,706
                                     -------------  -------------
     Diluted earnings per share      $   1,509,288      3,150,253  $     0.48
                                     =============  =============  ==========


     The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and six months ended June 30, 2002 is as follows:

     For the three months ended June 30, 2002
     ----------------------------------------

                                                                   Per Share
                                     Net Earnings   Common Shares    Amount
                                     -------------  -------------  ----------
     Basic earnings per share        $     646,299      3,145,547  $     0.21
                                                                   ==========
     Effect of dilutive securities:
        Stock options                            -         13,802
                                     -------------  -------------

     Diluted earnings per share      $     646,299      3,159,349  $     0.20
                                     =============  =============  ==========

     For the six months ended June 30, 2002
     --------------------------------------

                                                                   Per Share
                                     Net Earnings   Common Shares  Amount
                                     -------------  -------------  ----------

     Basic earnings per share        $   1,532,175      3,165,780  $     0.48
                                                                   ==========
     Effect of dilutive securities:
       Stock options                             -         10,405
                                     -------------  -------------

     Diluted earnings per share      $   1,532,175      3,176,185  $     0.48
                                     =============  =============  ==========

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

     As of June 30, 2003, the Company had a cash flow hedge with a notional amount of $25 million. This derivative instrument consists of an interest rate swap agreement that was used to convert floating rate loans to fixed rate for a period of three years ending in April 2006. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management's assessment of future interest rates and other factors. The Company recorded an asset of $348,000 for the fair value of this cash flow hedge resulting in an after-tax increase in other comprehensive income of $212,500. As of June 30, 2003, no ineffectiveness was recorded in earnings.

     Additionally, the Company settled two previously outstanding interest rate swap agreements during the quarter ended June 30, 2003. The first swap with a notional amount of $40.0 million and scheduled to mature in June 2004 was sold for a gain of $860,000. The second swap with a notional amount of $20.0 million and scheduled to mature in July 2004 was sold for a gain of $394,000. The gains realized upon settlement are being recognized over the original term of the agreements.

(5)  Commitments  and  Contingencies
     -------------------------------

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At June 30, 2003, the contractual amounts of the Company's commitments to extend credit and standby letters of credit were $105.9 million and $2.0 million, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $105.9 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     Summary. Net earnings for the second quarter of 2003 were $91,000, or $0.03 basic and diluted net earnings per share. Net earnings from recurring operations for the three months ended June 30, 2003 were $419,000, or $0.13 basic and diluted net earnings per share, representing a 36% decrease from second quarter 2002 net income from recurring operations of $657,000, or $0.21 basic and diluted net earnings per share. The decrease in recurring earnings is primarily attributable to an increase in the provision for loan losses. Net non-recurring losses on disposition of assets were $553,000 for the three months ended June 30, 2003, as compared to $16,000 for the three months ended June 30, 2002.

     The annualized return on average assets was 0.06% for the three months ended June 30, 2003 compared to 0.42% for the same period in 2002, and annualized return on average shareholders' equity was 0.73% for the three months ended June 30, 2003 compared to 5.69% for the same period in 2002. Excluding non-recurring gains and losses on the disposition of assets, the annualized return on average assets was 0.26% for the three months ended June 30, 2003 compared to 0.42% for the same period in 2002, and annualized return on average shareholders' equity was 3.33% for the three months ended June 30, 2003 compared to 5.78% for the same period in 2002.

     Net earnings for the six months ended June 30, 2003 were $1.5 million, or $0.48 basic and diluted earnings per share. Net earnings from recurring operations for the six months ended June 30, 2003 were $1.6 million, or $0.50 basic earnings per share and $0.49 diluted net earnings per share, representing a 1% increase over net earnings from recurring operations of $1.5 million, or $0.48 basic and diluted earnings per share for the six months ended June 30, 2002. Net non-recurring losses on disposition of assets in 2003 amounted to $44,000, net of income tax expense. Net losses on disposition of assets included a $551,000 net loss on repossessed assets, which was partially offset by a $479,000 gain associated with the sale of the Bank's $3.7 million credit card portfolio during the first quarter. The Company had non-recurring losses on the disposition of assets of $3,000 in the six months ended June 30, 2002.

     The annualized return on average assets was 0.47% and annualized return on average shareholders' equity was 6.08% for the six months ended June 30, 2003. Excluding non-recurring gains and losses on disposition of assets, the annualized return on average assets was 0.48% for the six months ended June 30, 2003 compared to 0.50% for the same period in 2002, and annualized return on average shareholders' equity was 6.25% for the six months ended June 30, 2003 compared to 6.70% for the same period in 2002.

     Net Interest Income. Net interest income, the major component of the Company's net income, was $5.4 million for the three months ended June 30, 2003 an increase of 8% over the $5.0 million earned in the same period in 2002. The increase in net interest income for the second quarter of 2003 was primarily attributable to a decrease in the cost of funds, which reflects a general decline in market interest rates paid on deposits.

     Interest income decreased $489,000 or 5% for the three months ended June 30, 2003 compared with the same period in 2002. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to a decrease in the yield on investments resulting from accelerated repayments of mortgage-backed securities (MBS) being reinvested at current market rates, which are substantially lower than the market rates in place when the MBS were acquired in prior years, combined with a decrease in the prime commercial lending rate of the Bank. MBS purchased in prior years were purchased with yields ranging from 5.50% to 7.00% compared to MBS purchased at current market rates, which are purchased with yields ranging from 3.00% to 4.50%.

     Interest expense decreased $912,000 or 22% for the three months ended June 30, 2003 compared with the same period in 2002. The decrease in interest expense was due to a decrease in the cost of funds to 2.40% for the three months ended June 30, 2003 from 3.22% for the same period in 2002, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.68% for the three months ended June 30, 2003 from 3.87% for the same period one year ago.

     Net interest income for the six month period ended June 30, 2003 was $10.9 million, an increase of 15% over net interest income of $9.5 million for the six months ended June 30, 2002. The increase was primarily attributable to a decrease in the cost of funds, which reflects a general decline in market interest rates paid on deposits.

     Interest income decreased $884,000 or 5% to $17.3 million for the six months ended June 30, 2003 compared to $18.2 million for the same period in 2002. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to a decrease in the yield on investments combined with a decrease in the Bank's prime commercial lending rate. Average loans increased 7% to $535.4 million, while average investment securities available for sale decreased 15% to $68.7 million in the six months ended June 30, 2003 compared to the same period in 2002. All other interest-earning assets including federal funds sold increased to an average of $13.6 million in the six months ended June 30, 2003 from $7.7 million in the same period in 2002. The tax equivalent yield on average earning assets decreased to 5.71% for the six months ended June 30, 2003 from 6.29% for the six months ended June 30, 2002.

     Interest expense decreased 26% to $6.5 million for the six months ended June 30, 2003 compared to $8.7 million for the corresponding period in 2002. The decrease in interest expense was due to a decrease in the average rate paid on interest bearing liabilities to 2.43% for the six months ended June 30, 2003 from 3.42% for the same period in 2002, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.74% for the six months ended June 30, 2003 from 4.21% for the same period in 2002.

     Provision for Loan Losses. For the three months ended June 30, 2003 a contribution of $2.3 million was made to the provision for loan losses compared to $1.3 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 a contribution of $3.1 million was made to the provision for loan losses compared to a $1.8 million contribution to the provision for loan losses for the six months ended June 30, 2002. The increase in the provision for loan losses reflects an increase in classified loans and non-performing assets, which is the result of adverse business conditions in the Bank's market area and the cumulative effect on certain businesses from terrorist activities in 2001 and the Washington, DC sniper attacks in 2002.

     Non-Interest Income. Total non-interest income was $1.1 million in the second quarter of 2003, a 25% decrease from the $1.4 million earned in the same period of 2002. This decrease is primarily attributable to an increase in net losses on the disposition of repossessed assets, which totaled $553,000 for the three months ended June 30, 2003 compared to $16,000 for the same period in 2002. Service charges were $819,000 for the three months ended June 30, 2003, a 9% increase over the same period in 2002. This is primarily attributable to an increase in account maintenance fees coupled with deposit growth. Miscellaneous income was $328,416 for the three months ended June 30, 2003, a 25% increase over the same period in 2002. The increase in miscellaneous income is primarily attributable to an increase in appraisal fee income. Excluding non-recurring losses on the disposition of assets, non-interest income for the three months ended June 30, 2003 increased 13% as compared to the same period last year.

     Total non-interest income was $3.0 million for the six months ended June 30, 2003, an increase of 4% from the $2.9 million earned in the same period of 2002. Service charges were $1.6 million for the six months ended June 30, 2003, a 13% increase over the same period in 2002. This is primarily attributable to an increase in account maintenance fees coupled with deposit growth. Net losses on the disposition of assets were $72,000 for the six months ended June 30, 2003 compared to $3,000 for the same period in 2002. Miscellaneous income increased 2% to $613,318 for the six months ended June 30, 2003. Excluding gains on losses on disposition of assets, non-interest income for the six months ended June 30, 2003 increased 6% as compared to the same period last year.

      Non-Interest Expense. Total non-interest expense was $4.2 million for the second quarter of 2003 and 2002. Salary and employee benefits totaled $2.4 million for the three months ended June 30, 2003 and 2002. Occupancy expense increased 8% for the quarter ended June 30, 2003 due to operating expenses associated with two additional branches opened after June 30, 2002. Other expense decreased 3% to $994,000 for the three months ended June 30, 2003 as compared to the same period in 2002. The decrease in other expense is primarily attributable to a reduction in credit card processing expense, resulting from the sale of the Bank's credit card portfolio during first quarter of 2003.

     Total  non-interest  expense was $8.6 million for the six months ended June
30, 2003, an increase of 3% from the same period in 2002. The increase in non-interest expense for the six months ending June 30, 2003 is primarily due to a 9% increase in occupancy expense for the six months ended June 30, 2003 as compared to the same period of 2002. This is primarily attributable to increased operating expenses associated with the new branches. Salary and employee benefits totaled $4.9 million for the six months ended June 30, 2003 and 2002. Other expense totaled $2.0 million for the six months ended June 30, 2003 and 2002.

     Income Taxes. The Company reported an income tax credit of $52,000 for the second quarter of 2003. This was attributable to a decrease in taxable income for the quarter after excluding non-taxable income. Income taxes of $312,000 represented an effective tax rate of 33% for the second quarter of 2002.

     The Company reported income taxes of $730,000 and $717,000 for the six months ended June 30, 2003 and 2002, respectively. This represented effective tax rates of 33% and 32% for the respective periods.

ANALYSIS  OF  FINANCIAL  CONDITION

     Investment Securities. Available-for-sale securities amounted to $73.5 million at June 30, 2003 compared to $71.7 million at December 31, 2002. This increase is attributable to additional securities purchases along with an increase in market value. These increases were partially offset by paydowns on mortgage-backed securities and maturities during the six months ended June 30, 2003. Average investment securities for the six months ended June 30, 2003 amounted to $68.7 million compared to $77.4 million for the year ended December 31, 2002.

     Loans. At June 30, 2003, loans amounted to $535.2 million compared to $526.4 million at December 31, 2002, an increase of $8.8 million. Average loans represented 87% of total earning assets for the six months ended June 30, 2003, compared to 86% for the year ended December 31, 2002. Mortgage loans held for sale were $6.0 million and $5.1 million at June 30, 2003 and December 31, 2002, respectively.

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


     The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at June 30, 2003 and December 31, 2002.

LOAN RISK GRADE ANALYSIS:            PERCENTAGE OF LOANS         GENERAL RESERVE
                                         BY RISK GRADE             PERCENTAGE
                                    -----------------------  -----------------------
                                    6/30/2003   12/31/2002   6/30/2003   12/31/2002
                                    ----------  -----------  ----------  -----------
     Risk 1 (Excellent Quality)          9.60%        8.92%       0.15%        0.15%
     Risk 2 (High Quality)              30.04%       33.19%       0.50%        0.50%
     Risk 3 (Good Quality)              49.60%       46.28%       1.00%        1.00%
     Risk 4 (Management Attention)       4.09%        5.33%       2.50%        2.50%
     Risk 5 (Watch)                      3.35%        3.32%       7.00%        7.00%
     Risk 6 (Substandard)                1.49%        2.04%      12.00%       12.00%
     Risk 7 (Low Substandard)            0.12%        0.03%      25.00%       25.00%
     Risk 8 (Doubtful)                   0.00%        0.00%      50.00%       50.00%
     Risk 9 (Loss)                       0.00%        0.01%     100.00%      100.00%

     At June 30, 2003 there were four relationships exceeding $1 million each (which totaled $11.7 million) in the Watch risk grade and two relationships exceeding $1 million each (which totaled $6.2 million) in the Substandard risk grade. Balances of individual relationships exceeding $1 million in these risk grades ranged from $2.3 million to $3.9 million. These customers continue to meet payment requirements and would not become non-performing assets unless they are unable to meet those requirements.

     An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. At June 30, 2003 and December 31, 2002, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $9.2 million and $4.8 million, respectively, with related allowance for loan losses of approximately $2.6 million and $676,000, respectively.

     The allowance for loan losses increased to $9.0 million or 1.69% of total loans outstanding at June 30, 2003 as compared to $7.2 million, or 1.38% of total loans outstanding as of December 31, 2002. This increase in the allowance for loan losses is attributable to specific reserves established on non-accrual loans, including a $1.4 million reserve on loans of $2.5 million to one customer.

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

     While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. After review of all relevant matters affecting loan collectibility, management believes that the allowance for loan losses is appropriate.

     The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At June 30, 2003, approximately 7% of the Company's portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

     Non-performing Assets. Non-performing assets totaled $11.7 million at June 30, 2003 or 1.75% of total assets, compared to $6.6 million at December 31, 2002, or 1.03% of total assets. Non-accrual loans were $9.1 million at June 30, 2003, an increase of $4.5 million from non-accruals of $4.6 million at December 31, 2002. As a percentage of total loans outstanding, non-accrual loans were 1.71% at June 30, 2003 compared to 0.87% at December 31, 2002. The Bank had loans ninety days past due and still accruing at June 30, 2003 of $ 81,000 as compared to $238,000 at December 31, 2002. Other real estate owned totaled $1.7 million as of June 30, 2003 as compared to $240,000 at December 31, 2003. This increase is from the acquisition of properties through foreclosure from a real estate development customer that was adversely impacted by the slowdown in area businesses. Repossessed assets, primarily consisting of aircraft taken in collection of loans, totaled $711,000 and $1.5 million as of June 30, 2003 and December 31, 2002, respectively. The Bank is actively marketing other real estate owned and repossessed assets in an effort to dispose of these assets as quickly and efficiently as possible.

     Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $9.2 million and $4.8 million at June 30, 2003 and December 31, 2002, respectively. This increase is the result of adverse business conditions in the Bank's market area and the cumulative effect on a local business from terrorist activities in 2001 and the Washington, DC sniper attacks in 2002. The ratio of non-performing loans to total loans was 1.72% at June 30, 2003, as compared to 0.92% at December 31, 2002.

     Deposits. Total deposits at June 30, 2003 were $539.3 million, an increase of 5% over deposits of $515.7 million at December 31, 2002. Certificates of deposit in amounts greater than $100,000 or more totaled $177.1 million at June 30, 2003 as compared to $160.8 million at December 31, 2002. At June 30, 2003, brokered deposits amounted to $54.6 million as compared to $39.9 million at December 31, 2002. This reflects management's efforts to manage the cost of funds by replacing high cost local deposits with lower cost brokered deposits to fund loan growth. Brokered deposits are generally considered to be more susceptible to withdrawal as a result of interest rate changes and to be a less stable source of funds, as compared to deposits from the local market. Brokered deposits outstanding as of June 30, 2003 have a weighted average rate of 2.72% with a weighted average original term of 21.31 months.

     Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $58.0 million at June 30, 2003 compared to $63.1 million at December 31, 2002. The average balance of FHLB borrowings for the six months ended June 30, 2003 was $60.3 million compared to $61.0 million for the year ended December 31, 2002. At June 30, 2003, FHLB borrowings with maturities exceeding one year amounted to $52.0 million. The FHLB has the option to convert $52,000,000 of the total advances outstanding into three month LIBOR-based floating rate advances. If the FHLB elects to convert the advances, the Bank may repay the advances without payment of a prepayment fee. The Company had no federal funds purchased as of June 30, 2003 or December 31, 2002.

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

     In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into an off-balance sheet contract during second quarter of 2003 that is considered a derivative financial instrument. At June 30, 2003, the Company had one interest rate swap contract outstanding, accounted for as a cash flow hedge. Under the swap agreement, the Company receives a fixed rate of 5.22% and pays a variable rate based on the current prime rate (4.00% at June 30, 2003) on a notional amount of $25.0 million. The swap agreement matures in April 2006. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company's financial condition or results of operations.

     The  Company  settled  two  previously  outstanding  interest  rate  swap
agreements  during  the  quarter ended June 30, 2003.   The agreements were sold
for a total gain of $1.3 million, which will be recognized over the original term of the contracts.

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

     The Bank's primary sources of liquidity are cash and cash equivalents, available-for-sale securities, deposit growth, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able, on a short-term basis, to borrow funds from the Federal Reserve System, the FHLB and The Bankers Bank, and is also able to purchase federal funds from other financial institutions.

     At June 30, 2003, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

     The Bank had a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $58.0 million at June 30, 2003. The Bank also has the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions.

     The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 20.30% at June 30, 2003 and 17.85% at December 31, 2002. The December 31, 2002 ratio has been restated to reflect changes in the FHLB borrowing availability calculation, which the Bank recognizes as a factor of its liquidity. The minimum required liquidity ratio as defined in the Bank's Asset/Liability and Interest Rate Risk Management Policy is 20%.

     Capital Resources. Shareholders' equity at June 30, 2003 was $50.6 million compared to $48.6 million at December 31, 2002. At June 30, 2003 and December 31, 2002, unrealized gains and losses, net of taxes, amounted to a gain of $2.6 million and $1.4 million, respectively. Annualized return on average equity, including non-recurring income, for the six months ended June 30, 2003 was 6.08% compared to 7.12% for the year ended December 31, 2002. Total cash dividends paid during the six months ended June 30, 2003 amounted to $627,000 as compared to total cash dividends of $629,000 paid for the first six months of 2002. This decrease is attributable to a reduction in shares outstanding due to stock repurchase activity. The Company repurchased $1.1 million, or 73,500 shares of its common stock during the six months ended June 30, 2002 as part of the stock repurchase plan implemented in February 2002, which expired in February 2003. There is not a repurchase plan in effect at June 30, 2003.

     Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill. The Company's Tier I capital ratio was 10.74% and 10.76% at June 30, 2003 and December 31, 2002, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company's total risk based capital ratio was 11.99% and 12.01% at June 30, 2003 and December 31, 2002, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company's Tier I leverage capital ratio was 9.48% and 9.78% at June 30, 2003 and December 31, 2002, respectively.

     A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2003 and December 31, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2003 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES


     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          (a)  Annual  Shareholders'  Meeting  -  May  1,  2003

          (b) Directors elected at the meeting are as follows: Robert C. Abernethy, James S. Abernethy, and Larry E. Robinson.

               Continuing directors include: Bruce R. Eckard, Gary E. Matthews, Dan Ray Timmerman, Sr., Benjamin I. Zachary, John H. Elmore, Jr., Fred L. Sherrill, Jr., and Charles F. Murray.

          (c) At the May 1, 2003 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

               Election of Directors - The following directors were elected for a term of three years.

                                          Vote For      Withhold Authority
                                          ---------     ------------------
               Robert C. Abernethy        2,718,010                117,808
               James S. Abernethy         2,718,340                117,643
               Larry E. Robinson          2,918,942                 17,342

               Ratification of appointment of Independent Public Accountants - Porter Keadle Moore LLP

               Votes For - 2,929,804, Votes Against - 1,260, Votes Abstained - 5,385

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


               Exhibit (10)(i)          Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the Securities and Exchange
                                        Commission on March 27, 2003

               Exhibit (31)(a)          Certification of Chief Executive Officer

               Exhibit (31)(b)          Certification of Chief Financial Officer

               Exhibit (32)             Certification Pursuant to 18 U.S.C. Section 1350

     (b)  Reports  on  Form  8-K

          The Company filed a Form 8-K on April 24, 2003, announcing the Company's first quarter 2003 earnings results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Peoples Bancorp of North Carolina, Inc.




       August 14, 2003          By:   /s/ Tony W. Wolfe
       ---------------                -------------------------------------
       Date                           Tony W. Wolfe
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



       August 14, 2003           By:   /s/ A. Joseph Lampron
       ---------------                -------------------------------------
       Date                           A. Joseph Lampron
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial and Principal
                                      Accounting Officer)