Form 10-Q
period 2003-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2003-11-14
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 000-27205

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2132396 (I.R.S. Employer Identification No.)

518 West C Street Newton, North Carolina (Address of principal executive office)	28658 (Zip Code)

(828) 464-5620
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.               Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).                Yes ☐                                          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,133,647 shares of common stock, no par value, outstanding at November 14, 2003.

INDEX

PART I - FINANCIAL INFORMATION                 PAGE(S)
Item 1. Item 2. Item 3. Item 4.

Financial Statements
Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Earnings for the three months ended September 30, 2003 and September 30, 2002 (Unaudited), and for the nine months ended September 30, 2003 and September 30, 2002 (Unaudited)

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2003 and September 30, 2002 (Unaudited), and for the nine months ended September 30, 2003 and September 30, 2002 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures
3 4 5 6-7 8-11 12-18 19 20

PART II - OTHER INFORMATION
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures Certifications	Legal Proceedings Changes in Securities and Use of Proceeds Defaults upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	21 21 21 21 21 21-22 23 24-26

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like "expect," "anticipate," "estimate," and "believe," variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2002, under "General Description of Business."

PART I.   FINANCIAL INFORMATION
Item 1.     Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2003	2002

	(Unaudited)

Cash and due from banks	$19,510,852	13,803,665
Federal funds sold	6,531,000	1,774,000

Cash and cash equivalents	26,041,852	15,577,665

Investment securities available for sale	76,402,762	71,735,705
Other investments	4,091,973	4,345,573

Total securities	80,494,735	76,081,278

Mortgage loans held for sale	4,811,700	5,064,635
Loans, net	532,446,833	519,121,840

Premises and equipment, net	12,831,686	15,620,977
Cash surrender value of life insurance	4,997,015	4,828,708
Accrued interest receivable and other assets	6,920,115	8,446,435

Total assets	$668,543,936	644,741,538

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$78,126,007	67,398,458
NOW, MMDA & savings	155,290,700	156,554,189
Time, $100,000 or more	171,985,514	160,836,596
Other time	140,138,410	130,949,712

Total deposits	545,540,631	515,738,955

Demand notes payable to U.S. Treasury	413,043	1,600,000
FHLB borrowings	58,000,000	63,071,429
Trust preferred securities	14,000,000	14,000,000
Accrued interest payable and other liabilities	1,883,367	1,726,421

Total liabilities	619,837,041	596,136,805

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,133,547 shares	35,097,773	35,097,773
Retained earnings	12,982,190	12,094,363
Accumulated other comprehensive income	626,932	1,412,597

Total shareholders' equity	48,706,895	48,604,733

Total liabilites and shareholders' equity	$668,543,936	644,741,538

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income:
Interest and fees on loans	$7,865,767	8,204,934	23,473,128	23,959,509
Interest on federal funds sold	10,123	2,661	54,220	26,509
Interest on investment securities:
U.S. Government agencies	474,404	870,809	1,658,519	2,744,381
States and political subdivisions	141,631	140,161	432,982	469,795
Other	117,756	125,287	335,553	372,284

Total interest income	8,609,681	9,343,852	25,954,402	27,572,478

Interest Expense:
NOW, MMDA & savings deposits	330,861	549,096	965,858	1,598,442
Time deposits	2,056,708	2,237,246	6,237,185	8,206,010
FHLB borrowings	646,070	663,681	1,947,993	2,000,613
Trust preferred securities	157,500	183,750	490,000	551,250
Other	2,113	4,959	5,796	17,087

Total interest expense	3,193,252	3,638,732	9,646,832	12,373,402

Net interest income	5,416,429	5,705,120	16,307,570	15,199,076

Provision for loan losses	1,560,000	1,577,500	4,629,900	3,343,600

Net interest income after provision
for loan losses	3,856,429	4,127,620	11,677,670	11,855,476

Other income:
Service charges	825,408	799,230	2,416,487	2,208,713
Other service charges and fees	133,881	97,798	438,761	374,856
Gain on sale of securities	-	625,616	-	625,616
Mortgage banking income	206,071	138,148	610,179	538,014
Insurance and banking commissions	106,411	131,287	305,603	376,552
Gain (loss) on sale of repossessed assets	(77,346)	7,759	(628,312)	4,502
Gain on sale of loans	-	-	478,759	-
Miscellaneous	396,117	270,208	1,009,436	871,514

Total other income	1,590,542	2,070,046	4,630,913	4,999,767

Other expense:
Salaries and employee benefits	2,543,962	2,459,645	7,473,472	7,313,518
Occupancy	890,391	827,228	2,540,557	2,340,301
Other	1,386,614	907,268	3,428,862	2,948,324

Total other expenses	4,820,967	4,194,141	13,442,891	12,602,143

Earnings before income taxes	626,004	2,003,525	2,865,692	4,253,100

Income Taxes	307,400	709,800	1,037,800	1,427,200

Net earnings	$318,604	1,293,725	1,827,892	2,825,900

Basic earnings per share	$0.10	0.41	0.58	0.89

Diluted earnings per share	$0.10	0.41	0.58	0.89

Cash dividends declared per share	$0.10	0.10	0.30	0.30

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$318,604	1,293,725	1,827,892	2,825,900

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment
securities, net of taxes of $(706,561), $593,726,
$(278,767) and $1,114,489, respectively	(1,107,459)	930,603	(436,938)	1,746,844

Unrealized gains (losses) on derivative financial
instruments qualifying as cash flow hedges,
net of tax of $(401,023), $460,389, $(69,721)
and $538,289, respectively	(628,562)	721,611	(109,279)	843,711

Reclassification adjustment for gains
on investment securities available for sale
included in net earnings, net of taxes
of $0, $(243,677), $0 and $(243,677),
respectively	-	(381,939)	-	(381,939)

Reclassification adjustment for gains on
derivative financial instruments qualifying as
cash flow hedges included in net earnings,
net of taxes of $(120,125), $0, $(152,768)
and $0, respectively	(188,284)	-	(239,448)	-

Other comprehensive income	(1,924,305)	1,270,275	(785,665)	2,208,616

Comprehensive income	$(1,605,701)	2,564,000	1,042,227	5,034,516

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2003 and 2002
	2003	2002

	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$1,827,892	2,825,900
Net earnings
Adjustments to reconcile net earnings to
net cash provided by opearting activities:
Depreciation, amortization and accretion	1,562,102	1,235,434
Provision for loan losses	4,629,900	3,343,600
Gain on sale of investment securities	-	(625,616)
Gain on sale of mortgage loans	-	(20,474)
Gain on sale of premises and equipment	(6,998)	(4,424)
Recognition of gain on sale of derivative instruments	(392,216)	-
Loss (gain) on sale of repossessed assets	228,312	(4,502)
Change in:
Cash surrender value of life insurance	(168,307)	(184,281)
Other assets	(662,311)	(800,176)
Other liabilities	156,946	631,375
Mortgage loans held for sale	252,935	16,700

Net cash provided by operating activities	7,428,255	6,413,536

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(29,722,266)	(35,717,125)
Proceeds from calls and maturities of investment securities
available for sale	24,049,994	12,399,688
Proceeds from sales of investment securities available for sale	-	35,191,263
Change in other investments	253,600	(300,000)
Net change in loans	(15,864,885)	(22,408,151)
Purchases of premises and equipment	(1,920,927)	(1,799,430)
Proceeds from sale of premises and equipment	45,000	388,329
Write-downs of repossessed assets	400,000	-
Proceeds from sale of repossessed assets	1,938,192	465,761
Proceeds from sale of derivative instruments	1,254,000	-

Net cash used by investing activities	(19,567,292)	(11,779,665)

Cash flows from financing activities:
Net change in deposits	29,801,675	17,188,126
Net change in demand notes payable to U.S. Treasury	(1,186,957)	1,482,013
Proceeds from FHLB borrowings	29,850,000	55,350,000
Repayments of FHLB advances	(34,921,429)	(63,742,857)
Transaction costs associated with trust preferred securities	-	(93,219)
Common stock repurchased	-	(1,314,250)
Proceeds from exercise of options	-	4,225
Cash dividends	(940,065)	(943,437)

Net cash provided by financing activities	22,603,224	7,930,601

Net change in cash and cash equivalent	10,464,187	2,564,472

Cash and cash equivalents at beginning of period	15,577,665	15,303,320

Cash and cash equivalents at end of period	$26,041,852	17,867,792

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2003 and 2002

(Continued)

	2003	2002

	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,833,794	12,578,607
Income taxes	$1,410,897	1,161,500
Noncash investing and financing activities:
Change in net unrealized gain (loss) on investment securities
available for sale and derivative financial instruments, net of tax	$(785,665)	2,208,616
Transfer of loans to other real estate	$2,509,424	212,226
Financed sale of other real estate	$869,500	-
Financed sale of fixed assets	$3,729,932	-

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements ( Unaudited )

(1)           Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiaries, PEBK Capital Trust I and Peoples Bank (the "Bank"), along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2003 Annual Meeting of Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

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

(2)         Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2003 and 2002:

	2003	2002

Balance, beginning of period	$7,247,906	6,090,570
Provision for loan losses	4,629,900	3,343,600
Less:
Charge-offs	(3,143,812)	(2,026,485)
Recoveries	153,328	105,360

Net charge-offs	(2,990,484)	(1,921,125)

Balance, end of period	$8,887,322	7,513,045

(3)           Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months and nine months ended September 30, 2003 is as follows:

For the three months ended September 30, 2003
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$318,604	3,133,547	$0.10

Effect of dilutive securities:
Stock options	-	32,071

Diluted earnings per share	$318,604	3,165,618	$0.10

For the nine months ended September 30, 2003
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,827,892	3,133,547	$0.58

Effect of dilutive securities:
Stock options	-	21,884

Diluted earnings per share	$1,827,892	3,155,431	$0.58

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share"for the three months and nine months ended September 30, 2002 is as follows:

For the three months ended September 30, 2002
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,293,725	3,143,243	$0.41

Effect of dilutive securities:
Stock options	-	5,452

Diluted earnings per share	$1,293,725	3,148,695	$0.41

For the nine months ended September 30, 2002

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,825,900	3,158,185	$0.89

Effect of dilutive securities:
Stock options	-	8,736

Diluted earnings per share	$2,825,900	3,166,921	$0.89

(4)           Derivative Instruments and Hedging Activities

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

As of September 30, 2003, the Company had cash flow hedges with a notional amount of $55 million. These derivative instruments consisted of two interest rate swap agreements that were used to convert floating rate loans to fixed rate for a period of three years ending in April 2006 and September 2006. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management’s assessment of future interest rates and other factors. The Company recorded an asset of $65,000 for the fair value of these cash flow hedges resulting in an after-tax increase in other comprehensive income of $39,700. As of September 30, 2003, no ineffectiveness was recorded in earnings.

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

(5)           Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At September 30, 2003, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $110.3 million and $3.0 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $110.3 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

(6)        Stock-Based Compensation
The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the "Plan") whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees. A total of 321,860 shares were reserved for possible issuance under this Plan. All rights must be granted or awarded within ten years from the effective date.

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire after ten years. No options were granted, forfeited or exercised during the three and nine months ended September 30, 2003.

The Plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. The Company did not grant any options during the three and nine months ended September 30, 2003. Additional information regarding the fair value of options can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2003 Annual Meeting of Shareholders.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary. Net earnings for the third quarter of 2003 were $319,000, or $0.10 basic and diluted net earnings per share. Net earnings from recurring operations for the three months ended September 30, 2003 were $358,000, or $0.11 basic and diluted net earnings per share, representing a 60% decrease from third quarter 2002 net income from recurring operations of $885,000, or $0.28 basic and diluted net earnings per share. The decrease in recurring earnings is primarily attributable to a decrease in net interest income, increased non-interest expense and a higher than normal income tax rate. Net non-recurring losses on disposition of assets were $77,000 for the three months ended September 30, 2003, as compared to a net non-recurring gain of $8,000 for the three months ended September 30, 2002. The Company also had non-recurring gains on the sale of securities of $626,000 for the three months ended September 30, 2002.

The annualized return on average assets was 0.19% for the three months ended September 30, 2003 compared to 0.83% for the same period in 2002, and annualized return on average shareholders’ equity was 2.54% for the three months ended September 30, 2003 compared to 10.77% for the same period in 2002. Excluding non-recurring gains and losses on the disposition of assets and the sale of securities, the annualized return on average assets was 0.21% for the three months ended September 30, 2003 compared to 0.56% for the same period in 2002, and annualized return on average shareholders’ equity was 2.84% for the three months ended September 30, 2003 compared to 7.43% for the same period in 2002.

Net earnings for the nine months ended September 30, 2003 were $1.8 million, or $0.58 basic and diluted earnings per share. Net earnings from recurring operations for the nine months ended September 30, 2003 were $1.9 million, or $0.61 basic and diluted net earnings per share, representing a 20% decrease from net earnings from recurring operations of $2.4 million, or $0.76 basic and diluted net earnings per share for the nine months ended September 30, 2002. Net non-recurring losses on disposition of assets in 2003 amounted to $95,000, net of income tax expense. Net losses on disposition of assets included a $628,000 net loss on repossessed assets, which was partially offset by a $479,000 gain associated with the sale of the Bank’s $3.7 million credit card portfolio during the first quarter of 2003. The Company had non-recurring gains on the sale of securities of $626,000 in addition to non-recurring gains on the disposition of assets of $5,000 in the nine months ended September 30, 2002.

The annualized return on average assets was 0.37% and annualized return on average shareholders’ equity was 4.87% for the nine months ended September 30, 2003. Excluding non-recurring gains and losses on disposition of assets, the annualized return on average assets was 0.39% for the nine months ended September 30, 2003 compared to 0.52% for the same period in 2002, and annualized return on average shareholders’ equity was 5.12% for the nine months ended September 30, 2003 compared to 6.83% for the same period in 2002.

Net Interest Income. Net interest income, the major component of the Company's net income, was $5.4 million for the three months ended September 30, 2003 a decrease of 5% from the $5.7 million earned in the same period in 2002. The decrease in net interest income for the third quarter of 2003 was attributable to a reduction in the Bank’s prime commercial lending rate in June 2003 combined with a decrease in the yield on investments.

Interest income decreased $734,000 or 8% for the three months ended September 30, 2003 compared with the same period in 2002. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to a decrease in the yield on investments resulting from accelerated repayments of mortgage-backed securities (MBS) being reinvested at current market rates, which are substantially lower than the market rates in place when the MBS were acquired in prior years, combined with a decrease in the prime commercial lending rate of the Bank. MBS purchased in prior years were purchased with yields ranging from 5.50% to 7.00% compared to MBS purchased at current market rates, which are purchased with yields ranging from 3.00% to 4.50%.

Interest expense decreased $445,000 or 12% for the three months ended September 30, 2003 compared with the same period in 2002. The decrease in interest expense was due to a decrease in the cost of funds to 2.32% for the three months ended September 30, 2003 from 2.82% for the same period in 2002, partially offset by an increase in volume of interest-bearing liabilities. The decrease in the cost of funds was primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.57% for the three months ended September 30, 2003 from 3.19% for the same period one year ago.

Net interest income for the nine month period ended September 30, 2003 was $16.3 million, an increase of 7% over net interest income of $15.2 million for the nine months ended September 30, 2002. The increase was primarily attributable to a decrease in interest expense resulting from a reduction in the cost of funds, which was partially offset by a decrease in interest income resulting from a reduction in the Bank’s prime commercial lending rate in June 2003 combined with a decrease in the yield on investments.

Interest income decreased $1.6 million or 6% to $26.0 million for the nine months ended September 30, 2003 compared to $27.6 million for the same period in 2002. The decrease was due to a decrease in the yield on earning assets, which is primarily attributable to a decrease in the yield on investments combined with a decrease in the Bank’s prime commercial lending rate. Average loans increased 7% to $537.3 million, while average investment securities available for sale decreased 11% to $70.4 million in the nine months ended September 30, 2003 compared to the same period in 2002. All other interest-earning assets including federal funds sold increased to an average of $15.4 million in the nine months ended September 30, 2003 from $6.8 million in the same period in 2002. The tax equivalent yield on average earning assets decreased to 5.62% for the nine months ended September 30, 2003 from 6.30% for the nine months ended September 30, 2002.

Interest expense decreased 22% to $9.6 million for the nine months ended September 30, 2003 compared to $12.4 million for the corresponding period in 2002. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities to 2.39% for the nine months ended September 30, 2003 from 3.22% for the same period in 2002, partially offset by an increase in volume of interest-bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.68% for the nine months ended September 30, 2003 from 3.87% for the same period in 2002.

Provision for Loan Losses. For the three months ended September 30, 2003 and 2002, a contribution of $1.6 million was made to the provision for loan losses. For the nine months ended September 30, 2003 a contribution of $4.6 million was made to the provision for loan losses compared to a $3.3 million contribution to the provision for loan losses for the nine months ended September 30, 2002. The provision for loan losses remains at historically high levels due to the lack of economic growth in the Bank’s local market, which continues to have a negative impact on the performance of customers of the Bank.

Non-Interest Income. Total non-interest income was $1.6 million in the third quarter of 2003, a 23% decrease from the $2.1 million earned in the same period of 2002. This decrease is primarily attributable to non-recurring gains on the sale of securities of $626,000 and non-recurring gains on the disposition of assets of $8,000 during the three month period ended September 30, 2002. Service charges were $825,000 for the three months ended September 30, 2003, a 3% increase over the same period in 2002. This is primarily attributable to an increase in account maintenance fees combined with deposit growth. Miscellaneous income was $396,000 for the three months ended September 30, 2003, a 47% increase over the same period in 2002. The increase in miscellaneous income is primarily attributable to an increase in vendor commissions. Excluding non-recurring gains or losses on the disposition of assets and sale of securities, non-interest income for the three months ended September 30, 2003 increased 16% as compared to the same period last year.

Total non-interest income was $4.6 million for the nine months ended September 30, 2003, a decrease of 7% from the $5.0 million earned in the same period of 2002. Service charges were $2.4 million for the nine months ended September 30, 2003, a 9% increase over the same period in 2002. This is primarily attributable to an increase in account maintenance fees combined with deposit growth. Net losses on the disposition of assets were $150,000 for the nine months ended September 30, 2003 compared to net gains on the disposition of assets of $5,000 for the same period in 2002. During the nine month period ended September 30, 2003, there were no gains or losses from the sale of securities; during the nine month period ended September 30, 2002, there was a $626,000 gain on sale of securities. Miscellaneous income increased 16% to $1.0 million for the nine months ended September 30, 2003. The increase in miscellaneous income is primarily attributable to an increase in vendor commissions.  Excluding non-recurring gains or losses on the disposition of assets and sale of securities, non-interest income for the nine months ended September 30, 2003 increased 9% as compared to the same period last year.

Non-Interest Expense. Total non-interest expense increased 15% to $4.8 million for the third quarter of 2003 as compared to $4.2 million for the corresponding period in 2002. Salary and employee benefits totaled $2.5 million for the three months ended September 30, 2003, an increase of 3% from the same period in 2002. The increase in salary and employee benefits is due to normal salary increases and increased employee insurance costs. Occupancy expense increased 8% for the quarter ended September 30, 2003 due to expenses associated with the new branch offices opened in late 2002. Other expense increased 53% to $1.4 million for the three months ended September 30, 2003 as compared to the same period in 2002. The increase in other non-interest expenses included an increase of $201,000 in consulting and advertising expense due to an aggressive retail marketing campaign begun in second quarter 2003 designed to grow core deposits, an increase of $68,000 in foreclosure and collection expense due to increased volume of other real estate owned and repossessed assets and an increase of $179,000 in other taxes primarily due to state franchise tax.

Total non-interest expense was $13.4 million for the nine months ended September 30, 2003, an increase of 7% from the same period in 2002. Salary and employee benefits totaled $7.5 million for the nine months ended September 30, 2003, an increase of 2% from the same period in 2002. The increase in salary and employee benefits is due to normal salary increases and increased employee insurance costs. Occupancy expense increased 9% for the nine months ended September 30, 2003 due to expenses associated with the new branch offices opened in late 2002. Other expense increased 16% to $3.4 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase in other expense included an increase of $203,000 in consulting and advertising expense due to the marketing campaign started by the Bank in second quarter 2003 and an increase of $275,000 in other taxes primarily due to the state franchise tax.

Income Taxes. The Company reported income taxes of $307,000 and $710,000 for the three months ended September 30, 2003 and 2002, respectively. As a result of a review of the Bank’s tax position and adjustments made to state income taxes, the effective tax rate was 49% for the quarter ended September 30, 2003 compared to 35% for the same quarter in 2002.

The Company reported income taxes of $1.0 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. This represented effective tax rates of 36% and 34% for the respective periods.

Analysis of Financial Condition

Investment Securities. Available-for-sale securities amounted to $76.4 million at September 30, 2003 compared to $71.7 million at December 31, 2002. This increase is attributable to additional securities purchases, which were partially offset by paydowns on mortgage-backed securities and maturities during the nine months ended September 30, 2003. Average investment securities for the nine months ended September 30, 2003 amounted to $70.4 million compared to $77.4 million for the year ended December 31, 2002.

Loans. At September 30, 2003, loans amounted to $541.3 million compared to $526.4 million at December 31, 2002, an increase of $14.9 million. Average loans represented 86% of total earning assets for the nine months ended September 30, 2003 and the year ended December 31, 2002. Mortgage loans held for sale were $4.8 million and $5.1 million at September 30, 2003 and December 31, 2002, respectively.

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

  the Bank’s loan loss experience;
  the amount of past due and nonperforming loans;
  specific known risks;
  the status and amount of other past due and non-performing assets;
  underlying estimated values of collateral securing loans;
  current and anticipated economic conditions; and
  other factors which management believes affect the allowance for potential credit losses.
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s credit administration personnel and presented to the Bank’s Executive and Loan Committee on a regular basis. The allowance is the total of specific reserves allocated to significant individual credits plus a general reserve. After individual loans with specific allocations have been deducted, the general reserve is calculated by applying general reserve percentages to the nine risk grades within the portfolio. Loans are categorized as one of nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The general reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades of loans. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at September 30, 2003 and December 31, 2002.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade		Percentage

	09/30/2003	12/31/2002	09/30/2003	12/31/2002

Risk 1 (Excellent Quality)	10.60%	8.92%	0.15%	0.15%
Risk 2 (High Quality)	27.84%	33.19%	0.50%	0.50%
Risk 3 (Good Quality)	51.34%	46.28%	1.00%	1.00%
Risk 4 (Management Attention)	3.84%	5.33%	2.50%	2.50%
Risk 5 (Watch)	2.36%	3.32%	7.00%	7.00%
Risk 6 (Substandard)	2.47%	2.04%	12.00%	12.00%
Risk 7 (Low Substandard)	0.16%	0.03%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.01%	100.00%	100.00%

At September 30, 2003 there were three relationships exceeding $1 million each (which totaled $8.2 million) in the Watch risk grade and three relationships exceeding $1 million each (which totaled $9.5 million) in the Substandard risk grade. Balances of individual relationships exceeding $1 million in these risk grades ranged from $1.5 million to $3.9 million. These customers continue to meet payment requirements and their loans would not become non-performing assets unless they are unable to meet those requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At September 30, 2003 and December 31, 2002, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $7.7 million and $4.8 million, respectively, with related allowance for loan losses of approximately $2.0 million and $676,000, respectively. These loans include $2.2 million in loans with a customer that is a former director. There is a specific reserve of $1.0 million associated with that customer, $460,000 of which is included in the provision for loan losses in the quarter ended September 30, 2003.

The allowance for loan losses increased to $8.9 million or 1.64% of total loans outstanding at September 30, 2003 as compared to $7.2 million, or 1.38% of total loans outstanding as of December 31, 2002.

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the North Carolina Commissioner of Banks may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. After review of all relevant matters affecting loan collectibility, management believes that the allowance for loan losses is appropriate.

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At September 30, 2003, approximately 7% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $9.5 million at September 30, 2003 or 1.43% of total assets, compared to $6.6 million at December 31, 2002, or 1.03% of total assets. Non-accrual loans were $7.6 million at September 30, 2003, an increase of $3.0 million from non-accruals of $4.6 million at December 31, 2002. As a percentage of total loans outstanding, non-accrual loans were 1.40% at September 30, 2003 compared to 0.87% at December 31, 2002. The Bank had loans ninety days past due and still accruing at September 30, 2003 of $126,000 as compared to $238,000 at December 31, 2002. Other real estate owned totaled $1.6 million as of September 30, 2003 as compared to $240,000 at December 31, 2003. This increase is primarily attributable to the acquisition of properties through foreclosure from a real estate development customer that was adversely impacted by the slowdown in area businesses. Repossessed assets, primarily consisting of aircraft taken in collection of loans, totaled $284,000 and $1.5 million as of September 30, 2003 and December 31, 2002, respectively. The Bank is actively marketing other real estate owned and repossessed assets in an effort to dispose of these assets as quickly and efficiently as possible.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $7.7 million and $4.8 million at September 30, 2003 and December 31, 2002, respectively. This increase is the result of lack of economic growth in the Bank’s local market, which continues to have a negative impact on the performance of customers of the Bank. The ratio of non-performing loans to total loans was 1.42% at September 30, 2003, as compared to 0.92% at December 31, 2002.

  Deposits. Total deposits at September 30, 2003 were $545.5 million, an increase of 6% over deposits of $515.7 million at December 31, 2002. Certificates of deposit in amounts greater than $100,000 or more totaled $172.0 million at September 30, 2003 as compared to $160.8 million at December 31, 2002. At September 30, 2003, brokered deposits amounted to $51.9 million as compared to $39.9 million at December 31, 2002. This reflects management’s efforts to manage the cost of funds by replacing high cost local deposits with lower cost brokered deposits to fund loan growth. Brokered deposits are generally considered to be more susceptible to withdrawal as a result of interest rate changes and to be a less stable source of funds, as compared to deposits from the local market. Brokered deposits outstanding as of September 30, 2003 have a weighted average rate of 2.64% with a weighted average original term of 22 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $58.0 million at September 30, 2003 compared to $63.1 million at December 31, 2002. The average balance of FHLB borrowings for the nine months ended September 30, 2003 was $59.5 million compared to $61.0 million for the year ended December 31, 2002. At September 30, 2003, FHLB borrowings with maturities exceeding one year amounted to $52.0 million. The FHLB has the option to convert $52.0 million of the total advances outstanding into three month LIBOR-based floating rate advances. If the FHLB elects to convert the advances, the Bank may repay the advances without payment of a prepayment fee. The Company had no federal funds purchased as of September 30, 2003 or December 31, 2002.

Interest Rate Risk Management. The objective of the Company’s interest rate risk management strategies is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve the Company’s overall financial goals.

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

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. These contracts consist of interest rate swap agreements under which the Company converted $55.0 million of variable rate loans to a fixed rate. At September 30, 2003, the Company had two interest rate swap contracts outstanding, accounted for as cash flow hedges. Under the first swap agreement, the Company receives a fixed rate of 5.22% and pays a variable rate based on the current prime rate (4.00% at September 30, 2003) on a notional amount of $25.0 million. The swap agreement matures in April 2006. Under the second swap agreement, the Company receives a fixed rate of 5.41% and pays a variable rate based on the current prime rate (4.00% at September 30, 2003) on a notional amount of $30.0 million. The swap agreement matures in September 2006. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company’s financial condition or results of operations.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2003, there were $93.0 million in loans that are tied to the prime rate and that had interest rate floors in effect. These loans have a weighted average difference of 0.57% between the floor rate and the contract rate without the interest rate floor.

  Liquidity. The Bank's liquidity position is generally determined by the need to respond to short term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank’s ability to attract deposits, the maturity of its loans and securities, the flexibility of assets within the securities portfolio, the current earnings of the Bank, and the ability to borrow funds from other sources.

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

At September 30, 2003, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $58.0 million at September 30, 2003. The Bank also has the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, Federal Funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 23.57% at September 30, 2003 and 17.85% at December 31, 2002. The December 31, 2002 ratio has been restated to reflect changes in the FHLB borrowing availability calculation, which the Bank recognizes as a factor of its liquidity. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Capital Resources. Shareholders’ equity at September 30, 2003 was $48.7 million compared to $48.6 million at December 31, 2002. At September 30, 2003 and December 31, 2002, unrealized gains and losses, net of taxes, amounted to a gain of $627,000 and $1.4 million, respectively. Annualized return on average equity, including non-recurring income, for the nine months ended September 30, 2003 was 4.87% compared to 7.12% for the year ended December 31, 2002. Total cash dividends paid during the nine months ended September 30, 2003 amounted to $940,000 as compared to total cash dividends of $943,000 paid for the first nine months of 2002. This decrease is attributable to a reduction in shares outstanding due to stock repurchase activity. The Company repurchased $1.3 million, or 85,500 shares of its common stock during the nine months ended September 30, 2002 as part of the stock repurchase plan implemented in February 2002, which expired in February 2003. There is not a repurchase plan in effect at September 30, 2003.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill. The Company’s Tier I capital ratio was 10.67% and 10.76% at September 30, 2003 and December 31, 2002, respectively. Total risk based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk based capital ratio was 11.92% and 12.01% at September 30, 2003 and December 31, 2002, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier I leverage capital ratio was 9.42% and 9.78% at September 30, 2003 and December 31, 2002, respectively.

  A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2003 and December 31, 2002.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2003 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.      Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit (10)(g)        Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

       Exhibit (10)(h)       Rabbi Trust for the Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

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

 Exhibit (31)(b)      Certification of Chief Financial Officer

 Exhibit (32)           Certification Pursuant to 18 U.S.C. Section 1350

          (b)    Reports on Form 8-K

During the quarter ended September 30, 2003 the Company filed two reports on Form 8-K.

The Company filed a Form 8-K on July 14, 2003, announcing the Company’s second quarter 2003 earnings results.

On September 4, 2003, the Company filed a Form 8-K announcing the resignation of John H. Elmore, Jr. from the board of directors of the Company and its wholly owned subsidiary, Peoples Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 14, 2003	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2003	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

