Form 10-K
period 2003-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2004-03-26
CIK 1093672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2003

Commission file number                        000-27205

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Exact Name of Registrant as Specified in Its Charter)

                                          North Carolina                                                                                     56-2132396
                                        (State or Other Jurisdiction of                                                (I.R.S. Employer Identification No.)
                                        Incorporation or Organization)

                                               518 West C Street
                                               Newton, North Carolina                                                                              28658
                            (Address of Principal Executive Offices)                                                               (Zip Code)

                                                                                                            (828) 464-5620
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
Yes           No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $43,573,240 based on the closing price of such common stock on March 12, 2004, which was $ 18.58 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,140,987 shares of common stock, outstanding at March 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2003 (the “Annual Report”), which is included as Appendix A to the Proxy Statement for the 2004 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 6, 2004 (the “Proxy Statement”), are incorporated by reference into Part III.

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Peoples Bancorp of North Carolina, Inc. (the “Company”). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank (the “Bank”), (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1.             BUSINESS

General

Peoples Bancorp of North Carolina, Inc. (the “Company”), was formed in 1999 to serve as the holding company for Peoples Bank (the “Bank”). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s sole activity consists of owning the Bank. The Company’s principal source of income is any dividends which are declared and paid by the Bank on its capital stock. The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 15 offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, and Hickory, North Carolina. At December 31, 2003, the Company had total assets of $674.0 million, net loans of $542.4 million, deposits of $549.8 million, investment securities of $79.5 million, and shareholders’ equity of $48.6 million.

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

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the "Commissioner").

At December 31, 2003, the Bank employed 203 full-time equivalent employees.

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

In December 2001 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I (“PEBK Trust”), which issued $14.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the prime rate plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. As discussed under the heading entitled “Recent Accounting Pronouncements” in note 1 to the consolidated financial statements included in the 2003 Annual Report of Peoples Bancorp, Inc., attached hereto as Exhibit 13, PEBK Trust was deconsolidated by the Company under FIN 46 as of December 31, 2003.

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

Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Hickory Springs Manufacturing Co. (Furniture manufacturer), Thomasville Furniture Industries, Inc., Century Furniture Company, Corning Cable Systems, LLC (manufacturer of fiber optic cable and accessories) and Catawba County Schools.

Competition

The Bank has operated in the Catawba Valley region for more than 90 years and is the only financial institution headquartered in Newton. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. Two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area. Based upon June 30, 2003 comparative data, the Bank had 20.80 % of the deposits in Catawba County, placing it second in deposit size among a total of 11 banks with branch offices in Catawba County.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2003.

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

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2003, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination which was conducted during March 2001.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered: (A) "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure; (B) "adequately capitalized" if it has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating); (C)"undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (D) "significantly undercapitalized" if it has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (E) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

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

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including us, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

ITEM 2.                 PROPERTIES

At December 31, 2003, the Bank conducted its business from the headquarters office in Newton, North Carolina, and its fifteen other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle and Hiddenite, North Carolina. The following table sets forth certain information regarding the Bank's properties at December 31, 2003.

Owned                                                                   Leased

Corporate Office                  1333 2nd Street NE
518 West C Street                Hickory, North Carolina  28601
Newton, North Carolina 28658
                                1910 East Main Street
420 West A Street                        Lincolnton, North Carolina 28092
Newton, North Carolina 28658
                                 2050 Catawba Valley Boulevard
2619 North Main Avenue            Hickory, North Carolina  28601
Newton, North Carolina 28658
                                 760 Highway 27 West
213 1st Street, West                      Lincolnton, North Carolina  28092
Conover, North Carolina 28613

3261 East Main Street
Claremont, North Carolina 28610

6125 Highway 16 South
Denver, North Carolina 28037

5153 N.C. Highway 90E
Hiddenite, North Carolina 28636

200 Island Ford Road
Maiden, North Carolina 28650

3310 Springs Road NE
Hickory, North Carolina 28601

142 South Highway 16
Denver, North Carolina 28037

106 North Main Street
Catawba, North Carolina 28609

102 Leonard Avenue
Newton, NC 28658

ITEM 3.                  LEGAL PROCEEDINGS

On November 4, 2003, the Bank instituted an action in the General Court of Justice, Superior Court Division, Catawba County, North Carolina against John H. Elmore, Jr. Mr. Elmore is a former director of the Bank. The action requests damages in the amount of approximately $2.28 million against Mr. Elmore for defaulted loans to which Mr. Elmore is either the debtor or a personal guarantor.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Bank's shareholders during the quarter ended December 31, 2003.

PART II

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth under the section captioned "Market for the Company’s Common Equity and Related Shareholder Matters" on page A-23 of the Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ITEM 6.                 SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-2 of the Annual Report, which table is incorporated herein by reference.

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-3 through A-20 of the Annual Report, which section is incorporated herein by reference.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-21 of the Annual Report, which section is incorporated herein by reference.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data set forth on pages A-25 through A-50 of the Annual Report are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                               FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A               CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. The Company’s management has further concluded, that the controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal 1 - Election of Directors - Nominees” on pages 6 and 7 of the Proxy Statement and “Proposal 1 - Election of Directors - Executive Officers” on page 11 of the Proxy Statement, which sections are incorporated herein by reference.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” set forth on page 5 of the Proxy Statement, which section is incorporated herein by reference.

The information required by this Item regarding identification of members of the Company’s Audit Committee is set forth under the section captioned “Proposal 1 - Election of Directors - Committees of the Board” on page 8 of the Proxy Statement, which section is incorporated herein by reference. The Board of Directors of the Company has determined that the chair of the Audit Committee, Benjamin Zachary, qualifies as an “audit committee financial expert.” Mr. Zachary was licensed as a certified public accountant from 1981 until May 1992. He is presently the President and Treasurer of Alexander Railroad Company.

The Company has adopted a Code of Ethics that applies to the Company’s employees, including the principal executive officer and principal financial officer. The Company will provide to any person, without charge, upon request, a copy of the Code of Ethics. To request a copy, a written request should be submitted to the Company’s corporate headquarters, addressed to the attention of A. Joseph Lampron, Chief Financial Officer.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Proposal 1 - Election of Directors - Director Compensation” on page 10 and “- Management Compensation,” “ - Stock Benefits Plan,” “- Employment Agreements,” “- Incentive Compensation Plans,” “- Profit Sharing and 401(k) Plans,” “- Deferred Compensation Plan,” “- Supplemental Retirement Plan,” and "- Discretionary Bonuses and Service Awards," on pages 11 through 20 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners” on pages 2 through 4 of the Proxy Statement and the section captioned “Equity Compensation Plan Information” on page 14 of the Proxy Statement.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section captioned “Proposal 1 - Election of Directors - Indebtedness of and Transactions with Management and Directors” on page 20 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned “Proposal 2 - Ratification of Selection of Independent Auditor” on page 23 of the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

15(a)1.                    Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)         Independent Auditors' Report

(b)        Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

(c)         Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001

(d)         Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

(e)         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

(f)          Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

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

                                  Exhibit (11)                    Statement regarding Computation of Per Share Earnings

                                  Exhibit (12)                    Statement Regarding Computation of Ratios

                                  Exhibit (13)                    2003 Annual Report of Peoples Bancorp of North Carolina, Inc.

                                  Exhibit (21)                    Subsidiaries of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit
                                                                         21 to the Form 10-K filed with the Securities and Exchange Commission on March 27, 2003

                                  Exhibit (23)(a)               Consent of Porter Keadle Moore, LLP for Registration Statement on Form S-3 filed with the
                                                                         Securities and Exchange Commission on August 10, 2000

                                  Exhibit (23)(b)               Consent of Porter Keadle Moore, LLP for Registration Statement on Form S-8 filed with the
                                                                         Securities and Exchange Commission on September 28, 2000

                                  Exhibit (31)(a)               Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                                  Exhibit (31)(b)              Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                                   Exhibit (32)                  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                                                         Sarbanes-Oxley Act of 2002

15(b)                          The Company filed a report on Form 8-K on October 23, 2003, which contained a press release announcing the
                                   Company's earnings results for the third quarter of 2003.

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

                                              Peoples Bancorp of North Carolina, Inc.
                              (Registrant)

                                                                 By:        /s/ Tony W. Wolfe
                              Tony W. Wolfe
                               President and Chief Executive Officer

                                 Date:     March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                                                           Title                                                                                             Date
/s/ Tony W. Wolfe                                           President and Chief Executive Officer                                                       March 26, 2004
Tony W. Wolfe                                                 (Principal Executive Officer)

/s/ James S. Abernethy                                     Director                                                                                                         March 26, 2004
James S. Abernethy

/s/ Robert C. Abernethy                                   Chairman of the Board and Director                                                         March 26, 2004
Robert C. Abernethy

/s/ Douglas S. Howard                                      Director                                                                                                         March 26, 2004
Douglas S. Howard

/s/ A. Joseph Lampron                                       Executive Vice President and Chief Financial                                       March 26, 2004
A. Joseph Lampron                                             Officer (Principal Financial and
Principal Accounting Officer)

/s/ John W. Lineberger, Jr.                                  Director                                                                                                      March 26, 2004
John W. Lineberger, Jr.

/s/ Gary E. Matthews                                           Director                                                                                                      March 26, 2004
Gary E. Matthews

/s/ Charles F. Murray                                           Director                                                                                                      March 26, 2004
Charles F. Murray

/s/ Billy L. Price, Jr., M.D.                                    Director                                                                                                      March 26, 2004
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson                                           Director                                                                                                      March 26, 2004
Larry E. Robinson

/s/ Fred L. Sherrill, Jr.                                            Director                                                                                                      March 26, 2004
Fred L. Sherrill, Jr.

/s/ William Gregory Terry                                    Director                                                                                                      March 26, 2004
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.                                 Director                                                                                                      March 26, 2004
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary                                        Director                                                                                                      March 26, 2004
Benjamin I. Zachary

