Form 10-Q
period 2004-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2004-05-12
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
                                    (Address of principal executive office)                                                             (Zip Code)

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
3,145,837 shares of common stock, no par value, outstanding at May 12, 2004.

INDEX

PART I - FINANCIAL INFORMATION                                      PAGE(S)

PART II - OTHER INFORMATION

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectaibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

	March 31,	December 31,
Assets	2004	2003
	(Unaudited)

Cash and due from banks	$18,818,832	18,413,786
Federal funds sold	4,712,000	2,369,000

Cash and cash equivalents	23,530,832	20,782,786

Investment securities available for sale	84,499,038	79,460,452
Other investments	3,941,973	4,216,973

Total securities	88,441,011	83,677,425

Mortgage loans held for sale	1,866,230	587,495

Loans	555,376,628	552,126,189
Less allowance for loan losses	(8,928,914)	(9,722,267)

Net loans	546,447,714	542,403,922

Premises and equipment, net	12,460,717	12,537,230
Cash surrender value of life insurance	5,093,885	5,045,449
Accrued interest receivable and other assets	8,660,451	8,998,137

Total assets	$686,500,840	674,032,444

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$79,228,213	72,420,923
NOW, MMDA & savings	168,290,902	158,677,445
Time, $100,000 or more	169,428,506	171,596,789
Other time	144,254,049	147,107,075

Total deposits	561,201,670	549,802,232

Demand notes payable to U.S. Treasury	653,666	443,384
FHLB borrowings	57,000,000	58,000,000
Junior subordinated debentures	14,433,000	14,433,000
Accrued interest payable and other liabilities	2,890,732	2,799,932

Total liabilities	636,179,068	625,478,548

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,142,437 shares in 2004
and 3,135,202 shares in 2003	35,217,451	35,121,510
Retained earnings	13,708,344	12,844,524
Accumulated other comprehensive income	1,395,977	587,862

Total shareholders' equity	50,321,772	48,553,896

Total liabilites and shareholders' equity	$686,500,840	674,032,444

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three months ended March 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$8,059,268	7,783,423
Interest on federal funds sold	2,640	16,929
Interest on investment securities:
U.S. Government agencies	614,010	635,126
States and political subdivisions	149,705	149,661
Other	101,592	108,967

Total interest income	8,927,215	8,694,106

Interest expense:
NOW, MMDA & savings deposits	364,657	306,760
Time deposits	1,891,202	2,102,756
FHLB borrowings	645,807	659,941
Junior subordinated debentures	162,371	166,250
Other	1,672	2,236

Total interest expense	3,065,709	3,237,943

Net interest income	5,861,506	5,456,163

Provision for loans losses	859,000	793,000

Net interest income after provision for loan losses	5,002,506	4,663,163

Other income:
Service charges	803,243	772,151
Other service charges and fees	178,731	159,438
Mortgage banking income	79,846	190,357
Insurance and banking commissions	158,238	96,961
Gain (loss) on sale of repossessed assets	(26,329)	(17,564)
Gain on sale of loans	-	478,759
Miscellaneous	313,921	304,256

Total other income	1,507,650	1,984,358

Other expense:
Salaries and employee benefits	2,780,601	2,563,794
Occupancy	885,079	834,889
Other	1,053,860	1,048,250

Total other expenses	4,719,540	4,446,933

Earnings before income taxes	1,790,616	2,200,588

Income taxes	612,700	782,500

Net earnings	$1,177,916	1,418,088

Basic earnings per share	$0.38	0.45

Diluted earnings per share	$0.37	0.45

Cash dividends declared per share	$0.10	0.10

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)

Net earnings	$1,177,916	1,418,088

Other comprehensive income (loss):
Unrealized holding gains on securities
available for sale	1,262,750	95,194
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	366,000	(118,000)
Reclassification adjustment for gains on derivative
financial instruments qualifying as cash flow
hedges included in net earnings	(305,057)	-

Total other comprehensive income (loss),
before income taxes	1,323,693	(22,806)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	491,841	37,078
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	142,557	(45,961)
Reclassification adjustment for gains on derivative
financial instruments qualifying as cash flow
hedges included in net earnings	(118,820)	-

Total income tax expense (benefit) related to
other comprehensive income	515,578	(8,883)

Total other comprehensive income (loss),
net of tax	808,115	(13,923)

Total comprehensive income	$1,986,031	1,404,165

See accompanying notes to consolidate financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$1,177,916	1,418,088
Net earnings
Adjustments to reconcile net earnings to
net cash provided by opearting activities:
Depreciation, amortization and accretion	387,440	457,488
Provision for loan losses	859,000	793,000
Recognition of gain on sale of derivative instruments	(305,057)	-
Amortization of deferred gain on sale of premises	(5,224)	-
Loss on sale of repossessed assets	26,329	17,564
Change in:
Cash surrender value of life insurance	(48,436)	(62,890)
Other assets	(894,915)	(320,828)
Other liabilities	90,800	628,723
Mortgage loans held for sale	(1,278,735)	(721,449)

Net cash provided by operating activities	9,118	2,209,696

Cash flows from investing activities:
Purchases of investment securities available for sale	(8,371,120)	(4,503,287)
Proceeds from calls and maturities of investment securities
available for sale	4,557,121	5,743,587
Change in other investments	275,000	73,600
Net change in loans	(4,719,143)	(2,185,788)
Purchases of premises and equipment	(240,105)	(778,105)
Proceeds from sale of premises and equipment	-	45,000
Proceeds from sale of repossessed assets	845,610	-

Net cash used by investing activities	(7,652,637)	(1,604,993)

Cash flows from financing activities:
Net change in deposits	11,399,438	21,005,415
Net change in demand notes payable to U.S. Treasury	210,282	(1,062,981)
Proceeds from FHLB borrowings	33,000,000	29,850,000
Repayments of FHLB borrowings	(34,000,000)	(34,921,428)
Proceeds from exercise of options	95,942	-
Cash dividends paid	(314,097)	(313,355)

Net cash provided by financing activities	10,391,565	14,557,651

Net change in cash and cash equivalent	2,748,046	15,162,354

Cash and cash equivalents at beginning of period	20,782,786	15,577,665

Cash and cash equivalents at end of period	$23,530,832	30,740,019

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2004 and 2003

(Continued)

	2004	2003
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,064,979	3,288,321
Income taxes	$31,916	53,397
Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$770,909	58,110
Change in unrealized gain (loss) on derivative financial
instruments, net	$223,443	(72,039)
Transfer of loans to other real estate and repossessions	$156,351	71,309
Financed sale of other real estate	$340,000	-
Financed sale of premises and equipment	$-	817,000

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1)           Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank (the “Bank”), along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2004 Annual Meeting of Shareholders.

(2)           Allowance for Loan Losses

               The following is an analysis of the allowance for loan losses for the three months ended March 31, 2004 and 2003:

	2004	2003

Balance, beginning of period	$9,722,267	7,247,906
Provision for loan losses	859,000	793,000
Less:
Charge-offs	(1,722,381)	(483,696)
Recoveries	70,028	48,914

Net charge-offs	(1,652,353)	(434,782)

Balance, end of period	$8,928,914	7,606,124

(3)            Net Earnings Per Share

                Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2004 and 2003 is as follows:

For the three months ended March 31, 2004
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,177,916	3,140,636	$0.38

Effect of dilutive securities:
Stock options	-	45,382

Diluted earnings per share	$1,177,916	3,186,018	$0.37

For the three months ended March 31, 2003

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,418,088	3,133,547	$0.45

Effect of dilutive securities:
Stock options	-	7,922

Diluted earnings per share	$1,418,088	3,141,469	$0.45

(4)            Derivative Financial Instruments and Hedging Activities

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

If a derivative instrument designated as a fair value hedge is terminated or the hedge designation removed, the difference between a hedged item’s then carrying amount and its face amount is recognized into income over the original hedge period. Likewise, if a derivative instrument designated as a cash flow hedge is terminated or the hedge designation removed, related amounts accumulated in other accumulated comprehensive income are reclassified into earnings over the original hedge period during which the hedged item affects income.

The Company formally documents all hedging relationships, including an assessment that the derivative instruments are expected to be highly effective in offsetting the changes in fair values or cash flows of the hedged items.

As of March 31, 2004, the Company had cash flow hedges with a notional amount of $55.0 million. These derivative instruments consist of two interest rate swap agreements that were used to convert floating rate loans to fixed rate for a period of three years ending in April 2006 and September 2006. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management’s assessment of future interest rates and other factors. The Company recorded an asset of $326,000 for the fair value of these cash flow hedges resulting in an after-tax increase in other comprehensive income of $199,000. As of March 31, 2004, no ineffectiveness was recorded in earnings.

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

(5)            Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At March 31, 2004, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $109.4 million and $4.1 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $109.4 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

(6)            Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees. A total of 321,860 shares were reserved for possible issuance under this Plan. All rights must be granted or awarded within ten years from the effective date.

Under the Plan, the Company has granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire after ten years. No options were granted or forfeited during the three months ended March 31, 2004. A total of 7,235 options were exercised during the quarter ended March 31, 2004 at a weighted average price per share of $13.26. No options were granted, forfeited or exercised during the quarter ended March 31, 2003.

The Plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. The Company did not grant any options during the three months ended March 31, 2004. Additional information regarding the fair value of options can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2004 Annual Meeting of Shareholders.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. (the “Company”). The Company is a registered bank holding company operating under the supervision of the Federal Reserve Board and the parent company of Peoples Bank (the “Bank”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln and Alexander Counties, operating under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

Overview
Our business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial loans and consumer loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment securities portfolios and our cost of funds, which consists of interest paid on deposits and borrowed funds. Net interest income also is affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Our profitability is also affected by the level of other income and operating expenses. Other income consists of miscellaneous fees related to our loans and deposits, mortgage banking income and commissions from sales of annuities and mutual funds. Operating expenses consist of compensation and benefits, occupancy related expenses, federal deposit and other insurance premiums, data processing, advertising and other expenses.

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations. Lending activities are affected by the demand for financing of commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that local employers may be required to eliminate employment positions of many of our borrowers, and small businesses and other commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating its allowance for loan losses, and changes in these economic conditions could result in increases or decreases to the provision for loan losses.

Our business emphasis has been to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. We are committed to meeting the financial needs of the communities in which we operate. We believe that we can be more effective in servicing our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability of our senior management team.

Due to a general slowdown in the economy beginning in 2000, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions that lowered the prime rate from 9.50% in January 2001 to 4.00% in June 2003. These reductions in prime rate have negatively impacted the Company's net interest margin and net interest spread which has resulted in lower net interest income for the Company. The Company's asset growth has been slower as a result of heavy refinancing as customers have taken advantage of these attractive interest rates. The fee income associated with the heavy refinancing volume has replaced some of the lost net interest income. The Company has also utilized interest rate swaps to convert some variable rate loans to fixed rate in order to offset some of the reduced earnings because of the decreases in the prime rate.

Summary of Significant Accounting Policies
The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. The following is a summary of some of the more subjective and complex accounting policies of the Company. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2004 Annual Meeting of Shareholders.

Many of the Company’s assets and liabilities are recorded using various techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques. The Company’s internal models generally involve present value of cash flow techniques. The various techniques are discussed in greater detail elsewhere in management’s discussion and analysis and the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2004 Annual Meeting of Shareholders.

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). For a more complete discussion of policies, see the Notes to the Consolidated Financial Statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46 to resolve certain questions and confusion related to the application of the original FIN 46. The Company adopted FIN 46 (Revised) as of December 31, 2003, and as a result, the Company’s wholly owned subsidiary, PEBK Capital Trust I, is no longer included in these consolidated financial statements. The consolidated financial statements have been restated for all periods presented to reflect this change in accounting, and the adoption of FIN 46 (Revised) had no impact on the Company’s reported results of operations or shareholders’ equity.

In January 2004, the FASB issued as tentative guidance, Derivatives Implementation Group (“DIG”) Issue G25, “Cash Flow Hedges: Hedging the Variable Interest Payments on a Group of Prime-Rate-Based Interest-Bearing Loans.” This Issue provides guidance for entities wishing to hedge the variability in loan interest receipts that are tied to the prime rate and other issues associated with cash flow hedges. This guidance, which is subject to revision, is intended to become effective on the first day of the first quarter after final issuance of the guidance. The Company cannot estimate when that date may occur. However, if the guidance is ultimately adopted in a manner similar to its current drafting, the Company will have to “de-designate” the interest rate swaps hedging certain prime-rate-based loans discussed in the section below entitled “Asset Liability and Interest Rate Risk Management” to the consolidated financial statements. If this were to happen, management has not concluded whether they will leave the swaps in place and record changes in value as a component of current earnings, terminate the swaps, or take some other action in response. Accordingly, management cannot determine the effect, if any, of this tentative guidance on its future results of operations.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the accompanying consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Results of Operations
Summary. Net earnings for the first quarter of 2004 were $1.2 million, or $0.38 basic net earnings per share and $0.37 diluted net earnings per share as compared to $1.4 million, or $0.45 basic and diluted net income per share for the same period one year ago. Net earnings from recurring operations for the three months ended March 31, 2004 were $1.2 million, or $0.38 basic net earnings per share and $0.37 diluted net earnings per share, representing a 6% increase over first quarter 2003 net earnings from recurring operations of $1.1 million, or $0.36 basic and diluted net earnings per share. The increase in recurring earnings is primarily attributable to an increase in net interest income, which was partially offset by an increase in non-interest expense. The Company had non-recurring losses on the disposition of assets of $21,000 in the first quarter of 2004. Net non-recurring income for the first quarter of 2003 amounted to $461,000, including a $479,000 gain on the sale of the Bank’s $3.7 million credit card portfolio.

The annualized return on average assets was 0.70% for the three months ended March 31, 2004 compared to 0.88% for the same period in 2003, and annualized return on average shareholders' equity was 9.47% for the three months ended March 31, 2004 compared to 11.51% for the same period in 2003. Excluding net non-recurring income, the annualized return on average assets was 0.71% for the three months ended March 31, 2004 compared to 0.70% for the same period in 2003, and annualized return on average shareholders' equity was 9.58% for the three months ended March 31, 2004 compared to 9.15% for the same period in 2003.

Net Interest Income. Net interest income, the major component of the Company's net income, was $5.9 million for the three months ended March 31, 2004, an increase of 7% over the $5.5 million earned in the same period in 2003. The increase in net interest income for the first quarter of 2004 was attributable to an increase in interest income due to an increase in the average outstanding balance of loans combined with a reduction in interest expense resulting from a decrease in the cost of funds.

Interest income increased $233,000 or 3% for the three months ended March 31, 2004 compared with the same period in 2003. The increase was due to an increase in the average outstanding balance of loans. Average loans increased $20.2 million to $553.4 million as of March 31, 2004 from $533.2 million for the period ended March 31, 2003.

Interest expense decreased $172,000 or 5% for the three months ended March 31, 2004 compared with the same period in 2003. The decrease in interest expense was due to a decrease in the cost of funds to 2.23% for the three months ended March 31, 2004 from 2.45% for the same period in 2003, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.41% for the three months ended March 31, 2004 from 2.79% for the same period one year ago.

Provision for Loan Losses. For the three months ended March 31, 2004, contributions totaling $859,000 were to made to the provision for loan losses compared to $793,000 for the same period one year ago. The provision for loan losses in 2004 was due to an increase in non-performing assets from December 31, 2003 to March 31, 2004 of $1.9 million resulting from the continued slowdown in the local economy.

Non-Interest Income. Total non-interest income was $1.5 million in the first quarter of 2004, a 24% decrease from the $2.0 million for the same period in 2003. Service charges were $803,000 for the three months ended March 31, 2004, a 4% increase over the same period in 2003. This is primarily attributable to an increase in deposit account related fees coupled with deposit growth. Mortgage banking income decreased $111,000 in the first quarter of 2004 when compared to the same period in 2003. Management expects that mortgage banking income will continue to be less than prior periods due to a reduction in refinancing activity and expected interest rate increases. Miscellaneous income was $314,000 for the three months ended March 31, 2004, a 3% increase from $304,000 for the same period in 2003. A non-recurring gain on the sale of the Bank’s $3.7 million credit card portfolio of $479,000 was recognized during first quarter 2003, which was partially offset by net non-recurring losses on repossessed assets of $18,000. Recurring non-interest income amounted to $1.5 million for the three months ended March 31, 2004 and 2003. Non-recurring losses in first quarter 2004 included a $26,000 net loss on the disposition of repossessed assets.

Non-Interest Expense. Total non-interest expense increased 6% to $4.7 million for the first quarter of 2004 as compared to $4.4 million for the corresponding period in 2003. Salary and employee benefits totaled $2.8 million for the three months ended March 31, 2004, an increase of 8% from the same period in 2003. The increase in salary and employee benefits is due to normal salary increases and increased employee insurance costs. Occupancy expense increased 6% for the quarter ended March 31, 2004 due to an increase in lease expense resulting from lease agreements for branch facilities entered into during 2003. Other non-interest expense increased 1% to $1.1 million for the three months ended March 31, 2004 as compared to the same period in 2003.

Income Taxes. The Company reported income taxes of $613,000 and $783,000 for the first quarters of 2004 and 2003, respectively. This represented effective tax rates of 34% and 36% for the respective periods.

Analysis of Financial Condition
Investment Securities. Available for sale securities amounted to $84.5 million at March 31, 2004 compared to $79.5 million at December 31, 2003. This increase is attributable to additional securities purchases, which were partially offset by paydowns on mortgage-backed securities, calls and maturities during the three months ended March 31, 2004. Average investment securities for the three months ended March 31, 2004 amounted to $80.0 million compared to $72.1 million for the year ended December 31, 2003.

Loans. At March 31, 2004, loans amounted to $555.4 million compared to $552.1 million at December 31, 2003, an increase of $3.3 million. Average loans represented 86% of total earning assets for the three months ended March 31, 2004 and the year ended December 31, 2003. Mortgage loans held for sale were $1.9 million and $587,000 at March 31, 2004 and December 31, 2003, respectively.

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

  the Bank’s loan loss experience;
  the amount of past due and non-performing loans;
  specific known risks;
  the status and amount of other past due and non-performing assets;
  underlying estimated values of collateral securing loans;
  current and anticipated economic conditions; and
  other factors which management believes affect the allowance for potential credit losses.
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s credit administration personnel and presented to the Bank’s Executive and Loan Committee on a regular basis. The allowance is the total of specific reserves allocated to significant individual loans plus a general reserve. After individual loans with specific allocations have been deducted, the general reserve is calculated by applying general reserve percentages to the nine risk grades within the portfolio. Loans are categorized as one of nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The general reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades of loans. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at March 31, 2004 and December 31, 2003.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade		Percentage

	03/31/2004	12/31/2003	03/31/2004	12/31/2003
Risk 1 (Excellent Quality)	12.35%	11.36%	0.15%	0.15%
Risk 2 (High Quality)	23.30%	24.03%	0.50%	0.50%
Risk 3 (Good Quality)	53.65%	53.80%	1.00%	1.00%
Risk 4 (Management Attention)	4.99%	5.11%	2.50%	2.50%
Risk 5 (Watch)	1.40%	1.15%	7.00%	7.00%
Risk 6 (Substandard)	2.14%	2.43%	12.00%	12.00%
Risk 7 (Low Substandard)	0.95%	1.33%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%

At March 31, 2004 there was one relationship exceeding $1.0 million in the Watch risk grade, three relationships exceeding $1.0 million each (which totaled $8.1 million) in the Substandard risk grade and two relationships exceeding $1.0 million each (which totaled $5.2 million) in the Low Substandard risk grade. Balances of individual relationships exceeding $1.0 million in these risk grades ranged from $1.0 million to $3.9 million. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At March 31, 2004 and December 31, 2003, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $7.2 million and $4.6 million, respectively, with related allowance for loan losses of approximately $1.3 million and $1.5 million, respectively. Impaired loans at March 31, 2004 include $3.0 million in loans to a customer that is a former director.

The allowance for loan losses decreased to $8.9 million or 1.61% of total loans outstanding at March 31, 2004 as compared to $9.7 million, or 1.76% of total loans outstanding as of December 31, 2003. The decrease was the result of charge-offs during the three months ended March 31, 2004 totaling $1.7 million. These charge-offs included charges of $1.0 million and $550,000 related to loans to customers that were formerly directors of the Company.

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

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At March 31, 2004, approximately 6% of the Company’s portfolio was not secured by any type of collateral.

Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $8.1 million at March 31, 2004 or 1.18% of total assets, compared to $6.3 million at December 31, 2003, or 0.93% of total assets. Non-accrual loans were $6.8 million at March 31, 2004, an increase of $2.5 million from non-accruals of $4.3 million at December 31, 2003. As a percentage of total loans outstanding, non-accrual loans were 1.22% at March 31, 2004 compared to 0.79% at December 31, 2003. The Bank had loans ninety days past due and still accruing at March 31, 2004 of $432,000 as compared to $271,000 at December 31, 2003. Other real estate owned totaled $914,000 as of March 31, 2004 as compared to $1.4 million at December 31, 2003. Repossessed assets totaled $23,000 and $206,000 as of March 31, 2004 and December 31, 2003, respectively. The increase in non-accrual loans was primarily due to the change to non-accrual status of loans to a former director amounting to $3.1 million after a charge-off of $550,000. It is expected that the entire $3.1 million will be removed from non-accrual status within the next ninety days as the borrower’s company assets are being sold to outside parties.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $7.2 million and $4.6 million at March 31, 2004 and December 31, 2003, respectively. This increase is the result of a lack of economic growth in the Bank’s local market, which continues to have a negative impact on the performance of customers of the Bank. The ratio of non-performing loans to total loans was 1.29% at March 31, 2004, as compared to 0.84% at December 31, 2003.

 Deposits. Total deposits at March 31, 2004 were $561.2 million, an increase of 2% over deposits of $549.8 million at December 31, 2003. At March 31, 2004 interest-bearing demand accounts, which include NOW, MMDA and savings, increased 6% or $9.3 million when compared to December 31, 2003. This increase is primarily in the Bank’s Investment Checking product. Certificates of deposit in amounts greater than $100,000 or more totaled $169.4 million at March 31, 2004 as compared to $171.6 million at December 31, 2003. At March 31, 2004, brokered deposits amounted to $58.9 million as compared to $55.5 million at December 31, 2003. This reflects management’s efforts to manage the cost of funds by replacing high cost local deposits with lower cost brokered deposits to fund loan growth. Brokered deposits are generally considered to be more susceptible to withdrawal as a result of interest rate changes and to be a less stable source of funds, as compared to deposits from the local market. Brokered deposits outstanding as of March 31, 2004 had a weighted average interest rate of 2.49% with a weighted average original term of 22 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $57.0 million at March 31, 2004 compared to $58.0 million at December 31, 2003. The average balance of FHLB borrowings for the three months ended March 31, 2004 was $60.3 million compared to $59.3 million for the year ended December 31, 2003. At March 31, 2004, FHLB borrowings with maturities exceeding one year amounted to $52.0 million. The FHLB has the option to convert $52.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without payment of a prepayment fee. The Company had no federal funds purchased as of March 31, 2004 or December 31, 2003.

Junior Subordinated Debentures (related to Trust Preferred Securities). In December 2001 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I (“PEBK Trust”), which issued $14.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used be PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay a floating rate equal to prime plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. PEBK Trust in not included in the consolidated financial statements at March 31, 2004 or December 31, 2003.

The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $50,000 per capital security at a floating rate of prime plus 50 basis points. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent PEBK Trust has funds with which to make the distributions and other payments. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

The trust preferred securities are mandatorily redeemable upon maturity of the debentures on December 31, 2031, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by PEBK Trust, in whole or in part, on or after December 31, 2006. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

Asset Liability and Interest Rate Risk Management. The objective of the Company’s Asset Liability and Interest Rate Risk strategies is to identify and manage the sensitivity of net interest income to changing interest rates and to minimize the interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities. This is to be done in conjunction with the need to maintain adequate liquidity and the overall goal of maximizing net interest income.

The Company manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Committee (“ALCO”) of the Bank. The ALCO meets monthly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company. ALCO tries to minimize interest rate risk between interest-earning assets and interest-bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements. The ability to control these fluctuations has a direct impact on the profitability of the Company. Management monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Rate sensitive assets at March 31, 2004 totaled $653.2 million, exceeding rate sensitive liabilities of $554.1 million by $99.1 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. These contracts consist of interest rate swap agreements under which the Company converted $55.0 million of variable rate loans to a fixed rate. At March 31, 2004, the Company had two interest rate swap contracts outstanding. These swaps are accounted for as cash flow hedges. Under the first swap agreement, the Company receives a fixed rate of 5.22% and pays a variable rate based on the current prime rate (4.00% at March 31, 2004) on a notional amount of $25.0 million. The swap agreement matures in April 2006. Under the second swap agreement, the Company receives a rate of 5.41% and pays a variable rate based on the current prime rate (4.00% at March 31, 2004) on a notional amount of $30.0 million. The swap agreement matures in September 2006. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company’s financial condition or results of operations.

During 2003, the Company settled two previously outstanding interest rate swap agreements. The first swap, with a notional amount of $40.0 million and scheduled to mature in June 2004 was sold for a gain of $860,000. The second swap with a notional amount of $20.0 million and scheduled to mature in July 2004 was sold for a gain of $394,000. The gains realized upon settlement are being recognized over the original term of the agreements and during the period ended March 31, 2004, net gains of approximately $186,000 had been realized. For the year ended December 31, 2003, net gains of approximately $428,000 were realized. The remaining net gain of approximately $152,000 is carried as a component of other comprehensive income.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2004, there were $123.8 million in loans that are tied to the prime rate and had interest rate floors in effect pursuant to the terms of the promissory notes on these loans. These loans have a weighted average difference of 0.45% between the floor rate and the contract rate without the interest rate floor.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2004 such unfunded commitments to extend credit were $109.4 million, while commitments in the form of standby letters of credit totaled $4.1 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2004, the Company’s core deposits totaled $391.8 million, or 70% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At March 31, 2004, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $58.9 million, which mature over the next two years. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $57.0 million at March 31, 2004. The remaining availability at FHLB was $24.5 million at March 31, 2004. The Bank also had the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions as of March 31, 2004.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 25.62% at March 31, 2004 and 26.83% at December 31, 2003. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2004 and December 31, 2003 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

	March 31, 2004	December 31, 2003

Contractual Cash Obligations
Long-term borrowings	$52,000,000	52,000,000
Junior subordinated debentures	14,433,000	14,433,000
Operating lease obligations	4,606,467	4,606,467

Total	$71,039,467	71,039,467

Other Commitments
Commitments to extend credit	$109,439,308	104,729,455
Standby letters of credit and financial guarantees written	4,091,038	3,876,430

Total	$113,530,346	108,605,885

The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to an notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of March 31, 2004 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above in the section entitled “Asset Liability and Interest Rate Risk Management”.

Capital Resources. Shareholders’ equity at March 31, 2004 was $50.3 million compared to $48.6 million at December 31, 2003. At March 31, 2004 and December 31, 2003, unrealized gains and losses, net of taxes, amounted to gains of $1.4 million and $588,000, respectively. Annualized return on average equity, including non-recurring income, for the three months ended March 31, 2004 was 9.47% compared to 4.01% for the year ended December 31, 2003. Total cash dividends paid during the three months ended March 31, 2004 amounted to $314,000 as compared to total cash dividends of $313,000 paid for the first three months of 2003.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier I capital ratio was 10.57% and 10.50% at March 31, 2004 and December 31, 2003, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 11.81% and 11.75% at March 31, 2004 and December 31, 2003, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier I leverage capital ratio was 9.33% and 9.37% at March 31, 2004 and December 31, 2003, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2004 and December 31, 2003.

The capital treatment of trust preferred securities is currently under review by the Federal Reserve Bank due to PEBK Trust being deconsolidated under FIN 46. Depending on capital treatment resolution, trust preferred securities may no longer qualify as Tier 1 capital. In July 2003, the Federal Reserve Bank issued a Supervision and Regulation letter requiring bank holding companies to continue to follow current instructions for reporting trust preferred securities in regulatory reports. Accordingly, the Company will continue to report trust preferred securities as Tier 1 capital until further notice from the Federal Reserve Bank. Further discussions of FIN 46 are included under “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2004 Annual Meeting of Shareholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.       Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 - January 31, 2004	420	$19.33	-	-

February 1, 2004 - February 29, 2004	1,347	19.42	-	-

March 1, 2004 - March 31, 2004	-	-	-	-

Total	1,767	$19.40	-	-

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

        March 26, 2004

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

     (b)      Reports on Form 8-K

  During the quarter ended March 31, 2004 the Company filed three reports on Form 8-K.

  The Company filed a Form 8-K on January 23, 2004, announcing the Company’s fourth quarter 2003 earnings results.

  On March 4, 2004, the Company filed a Form 8-K announcing the resignation of Bruce R. Eckard from the board of directors of the Company and its wholly owned subsidiary, Peoples Bank.

  The Company filed a Form 8-K on March 24, 2004 announcing the election of four new members to the board of directors of the Company and its wholly owned subsidiary, Peoples Bank. The new members included: Douglas S. Howard, John W.
  Lineberger, Jr., Dr. Billy L. Price, Jr., and W. Gregory Terry.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 12, 2004	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2004	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

