Form 10-Q
period 2004-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2004-08-12
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
3,148,265 shares of common stock, no par value, outstanding at August 12, 2004.

INDEX

PART I - FINANCIAL INFORMATION                                      PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003	3

	Consolidated Statements of Earnings for the three months ended June 30, 2004 and 2003 (Unaudited), and for the six months ended June 30, 2004 and 2003 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended June 30, 2004 and 2003 (Unaudited), and for the six months ended June 30, 2004 and 2003 (Unaudited)	5

	Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

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

PART I.   FINANCIAL INFORMATION
Item 1.                   Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

	June 30,	December 31,
Assets	2004	2003
	(Unaudited)

Cash and due from banks	$16,460,131	18,413,786
Federal funds sold	4,293,000	2,369,000

Cash and cash equivalents	20,753,131	20,782,786

Investment securities available for sale	91,828,182	79,460,452
Other investments	4,621,973	4,216,973

Total securities	96,450,155	83,677,425

Mortgage loans held for sale	2,929,920	587,495

Loans	546,596,277	552,126,189
Less allowance for loan losses	(9,153,088)	(9,722,267)

Net loans	537,443,189	542,403,922

Premises and equipment, net	12,683,803	12,537,230
Cash surrender value of life insurance	5,937,319	5,045,449
Accrued interest receivable and other assets	9,873,509	8,998,137

Total assets	$686,071,026	674,032,444

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$75,433,797	72,420,923
NOW, MMDA & savings	180,408,549	158,677,445
Time, $100,000 or more	152,285,659	171,596,789
Other time	142,900,246	147,107,075

Total deposits	551,028,251	549,802,232

Demand notes payable to U.S. Treasury	1,215,526	443,384
FHLB borrowings	67,500,000	58,000,000
Junior subordinated debentures	14,433,000	14,433,000
Accrued interest payable and other liabilities	3,745,709	2,799,932

Total liabilities	637,922,486	625,478,548

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,148,265 shares in 2004
and 3,135,202 shares in 2003	35,301,274	35,121,510
Retained earnings	14,480,780	12,844,524
Accumulated other comprehensive income	(1,633,514)	587,862

Total shareholders' equity	48,148,540	48,553,896

Total liabilites and shareholders' equity	$686,071,026	674,032,444

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$7,907,704	7,823,938	15,966,972	15,607,361
Interest on federal funds sold	6,787	27,168	9,427	44,097
Interest on investment securities:
U.S. Government agencies	668,074	548,989	1,282,084	1,184,115
States and political subdivisions	163,149	141,690	312,854	291,351
Other	95,395	108,830	196,987	217,797

Total interest income	8,841,109	8,650,615	17,768,324	17,344,721

Interest expense:
NOW, MMDA & savings deposits	411,448	328,237	776,105	634,997
Time deposits	1,783,441	2,077,721	3,674,643	4,180,477
FHLB borrowings	643,017	641,982	1,288,824	1,301,923
Junior subordinated debentures	162,371	166,250	324,743	332,500
Other	1,487	1,446	3,159	3,682

Total interest expense	3,001,764	3,215,636	6,067,474	6,453,579

Net interest income	5,839,345	5,434,979	11,700,850	10,891,142

Provision for loans losses	868,000	2,276,900	1,727,000	3,069,900

Net interest income after provision for loan losses	4,971,345	3,158,079	9,973,850	7,821,242

Other income:
Service charges	881,111	818,928	1,684,355	1,591,079
Other service charges and fees	148,299	145,442	327,030	304,880
Mortgage banking income	90,159	213,751	170,005	404,108
Insurance and banking commissions	97,964	102,230	256,203	199,192
Gain (loss) on sale of repossessed assets	(1,047)	(533,402)	(27,376)	(550,966)
Gain on sale of loans	-	-	-	478,759
Miscellaneous	319,848	309,063	633,768	613,318

Total other income	1,536,334	1,056,012	3,043,985	3,040,370

Other expense:
Salaries and employee benefits	2,766,467	2,365,716	5,547,068	4,929,510
Occupancy	893,757	815,277	1,778,836	1,650,166
Other	1,213,193	993,998	2,267,053	2,042,248

Total other expenses	4,873,417	4,174,991	9,592,957	8,621,924

Earnings before income taxes	1,634,262	39,100	3,424,878	2,239,688

Income taxes	547,000	(52,100)	1,159,700	730,400

Net earnings	$1,087,262	91,200	2,265,178	1,509,288

Basic earnings per share	$0.35	0.03	0.72	0.48

Diluted earnings per share	$0.34	0.03	0.71	0.48

Cash dividends declared per share	$0.10	0.10	0.20	0.20

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net earnings	$1,087,262	91,200	2,265,178	1,509,288

Other comprehensive income (loss):
Unrealized holding gains on securities
available for sale	(3,634,998)	1,003,122	(2,372,248)	1,098,316
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(1,081,000)	222,000	(715,000)	104,000
Reclassification adjustment for gains on derivative
financial instruments qualifying as cash flow
hedges included in net earnings	(246,313)	(83,807)	(551,370)	(83,807)

Total other comprehensive income (loss),
before income taxes	(4,962,311)	1,141,315	(3,638,618)	1,118,509

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	(1,415,832)	390,716	(923,991)	427,794
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(421,049)	86,469	(278,492)	40,508
Reclassification adjustment for gains on derivative
financial instruments qualifying as cash flow
hedges included in net earnings	(95,939)	(32,643)	(214,759)	(32,643)

Total income tax expense (benefit) related to
other comprehensive income	(1,932,820)	444,542	(1,417,242)	435,659

Total other comprehensive income (loss),
net of tax	(3,029,491)	696,773	(2,221,376)	682,850

Total comprehensive income (loss)	$(1,942,229)	787,973	43,802	2,192,138

See accompanying notes to consolidate financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$2,265,178	1,509,288
Net earnings
Adjustments to reconcile net earnings to
net cash provided by opearting activities:
Depreciation, amortization and accretion	794,433	974,342
Provision for loan losses	1,727,000	3,069,900
Recognition of gain on sale of derivative instruments	(551,370)	(83,807)
Amortization of deferred gain on sale of premises	(10,448)	(1,758)
Loss on sale of repossessed assets	27,376	150,966
Writedown of other real estate and repossessions	-	400,000
Change in:
Cash surrender value of life insurance	(891,870)	(119,872)
Other assets	(1,089,494)	606,242
Other liabilities	945,777	(209,825)
Mortgage loans held for sale	(2,342,425)	(962,125)

Net cash provided by operating activities	874,157	5,333,351

Cash flows from investing activities:
Purchases of investment securities available for sale	(23,563,918)	(14,175,199)
Proceeds from calls and maturities of investment securities
available for sale	8,734,571	13,428,914
Purchases of other investments	(1,582,500)	(630,000)
Proceeds from sale of other investments	1,177,500	953,600
Net change in loans	2,880,017	(8,006,460)
Purchases of premises and equipment	(778,317)	(1,645,835)
Proceeds from sale of premises and equipment	-	45,000
Proceeds from sale of repossessed assets	1,179,833	538,851
Proceeds from sale of derivative financial instruments	-	1,254,000

Net cash used by investing activities	(11,952,814)	(8,237,129)

Cash flows from financing activities:
Net change in deposits	1,226,019	23,564,844
Net change in demand notes payable to U.S. Treasury	772,142	-
Proceeds from FHLB borrowings	59,050,000	29,850,000
Repayments of FHLB borrowings	(49,550,000)	(34,921,429)
Proceeds from exercise of options	179,764	-
Cash dividends paid	(628,923)	(626,709)

Net cash provided by financing activities	11,049,002	17,866,706

Net change in cash and cash equivalent	(29,655)	14,962,928

Cash and cash equivalents at beginning of period	20,782,786	15,577,665

Cash and cash equivalents at end of period	$20,753,131	30,540,593

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003

(Continued)

	2004	2003
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,764,638	6,646,910
Income taxes	$692,966	1,140,897
Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(1,448,257)	670,522
Change in unrealized gain (loss) on derivative financial
instruments, net	$(773,119)	12,328
Transfer of loans to other real estate and repossessions	$693,715	1,635,936
Financed sale of other real estate	$340,000	-
Financed sale of premises and equipment	$-	3,774,932

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

(2)   Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2004 and 2003:

	2004	2003

Balance, beginning of period	$9,722,267	7,247,906
Provision for loan losses	1,727,000	3,069,900
Less:
Charge-offs	(2,418,702)	(1,378,922)
Recoveries	122,523	94,458

Net charge-offs	(2,296,179)	(1,284,464)

Balance, end of period	$9,153,088	9,033,342

(3)           Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months and six months ended June 30, 2004 is as follows:

For the three months ended June 30, 2004

	Net Earnings	Common Shares	Amount

Basic earnings per share	$1,087,262	3,146,081	$0.35

Effect of dilutive securities:
Stock options	-	43,250

Diluted earnings per share	$1,087,262	3,189,331	$0.34

For the six months ended June 30, 2004

	Net Earnings	Common Shares	Amount

Basic earnings per share	$2,265,178	3,143,359	$0.72

Effect of dilutive securities:
Stock options	-	44,316

Diluted earnings per share	$2,265,178	3,187,675	$0.71

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months and six months ended June 30, 2003 is as follows:

For the three months ended June 30, 2003

	Net Earnings	Common Shares	Amount

Basic earnings per share	$91,200	3,133,547	$0.03

Effect of dilutive securities:
Stock options	-	25,394

Diluted earnings per share	$91,200	3,158,941	$0.03

For the six months ended June 30, 2003

	Net Earnings	Common Shares	Amount

Basic earnings per share	$1,509,288	3,133,547	$0.48

Effect of dilutive securities:
Stock options	-	16,706

Diluted earnings per share	$1,509,288	3,150,253	$0.48

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

As of June 30, 2004, the Company had cash flow hedges with a notional amount of $55.0 million. These derivative instruments consist of two interest rate swap agreements that were used to convert floating rate loans to fixed rate for a period of three years ending in April 2006 and September 2006. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management’s assessment of future interest rates and other factors. Accrued expenses and other liabilities includes $755,000 which represents the adjusted fair value of these cash flow hedges resulting in an after-tax decrease in accumulated other comprehensive income of $461,000. As of June 30, 2004, no ineffectiveness was recorded in earnings.

The Company settled two previously outstanding interest rate swap agreements during the quarter ended June 30, 2003. The first swap with a notional amount of $40.0 million and scheduled to mature in June 2004 was sold for a gain of $860,000. The second swap with a notional amount of $20.0 million and scheduled to mature in July 2004 was sold for a gain of $394,000. The gains realized upon settlement were recognized over the original term of the agreements.

(5)            Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At June 30, 2004, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $110.8 million and $3.2 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $110.8 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

Under the Plan, the Company has granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire after ten years. A total of 2,000 options were granted at an exercise price of $18.71 during the three months ended June 30, 2004. A total of 5,828 options were exercised during the quarter ended June 30, 2004 at a weighted average price per share of $14.38. During the six months ended June 30, 2004, a total of 13,063 options were exercised at a weighted average price per share of $13.76. No options were forfeited during the three and six months ended June 30, 2004. No options were granted, forfeited or exercised during the three and six ended June 30, 2003.

The Plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

		Six months ended
		June 30, 2004

Net Earnings	As reported	$2,265,178
	Effect of grants, net of tax	$(101,994)

	Proforma	$2,163,184

Basic earnings per share	As reported	$0.72
	Proforma	$0.69

Diluted earnings per share	As reported	$0.71
	Proforma	$0.68

The weighted average fair value of options granted in 2004 was $3.85. The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 – dividend yield of 2.15%, risk free interest rate of 4.25%, expected volatility of 0.13, and an expected life of 10 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. (the “Company”). The Company is a registered bank holding company operating under the supervision of the Federal Reserve Board and the parent company of Peoples Bank (the “Bank”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln and Alexander Counties, operating under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank will be opening a new location in Mecklenburg County in the third quarter 2004, specifically designed to serve the growing Latino market.

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

Due to a general slowdown in the economy beginning in 2000, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions that lowered the prime rate from 9.50% in January 2001 to 4.00% in June 2003. These reductions in prime rate have negatively impacted the Company's net interest margin and net interest spread, which has resulted in lower net interest income for the Company. The Company's asset growth has been slower as a result of heavy refinancing as customers have taken advantage of these attractive interest rates. The fee income associated with the heavy refinancing volume has replaced some of the lost net interest income. The Company has also utilized interest rate swaps to convert some variable rate loans to fixed rate in order to offset some of the reduced earnings because of the decreases in the prime rate.

On June 30, 2004, the Federal Reserve began to raise interest rates with a 0.25% increase in the Federal Funds Rate, which was effective on July 1, 2004. This increase will have a positive impact on the Bank’s net interest income in the future periods.

Summary of Significant Accounting Policies
The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. The following is a summary of some of the more subjective and complex accounting policies of the Company. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2004 Annual Meeting of Shareholders (the “2004 Annual Report”).

Many of the Company’s assets and liabilities are recorded using various techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques. The Company’s internal models generally involve present value of cash flow techniques. The various techniques are discussed in greater detail elsewhere in management’s discussion and analysis and the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report.

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

               In January 2004, the FASB issued as tentative guidance, Derivatives Implementation Group Issue G25, “Cash Flow Hedges: Hedging the Variable Interest Payments on a Group of Prime-Rate-Based Interest-Bearing Loans.” Issue G25 provides guidance for entities wishing to hedge the variability in loan interest receipts that are tied to the prime rate and other issues associated with cash flow hedges. This guidance, which is subject to revision, is intended to become effective on the first day of the second quarter after final issuance of the guidance. The Company cannot estimate when that date may occur. However, if the guidance is ultimately adopted in a manner similar to its current drafting, the Company will have to “de-designate” the interest rate swaps hedging certain prime-rate-based loans discussed in the section below entitled “Asset Liability and Interest Rate Risk Management” to the consolidated financial statements. If this were to happen, management has not concluded whether they will leave the swaps in place and record changes in value as a component of current earnings, terminate the swaps, or take some other action in response. Accordingly, management cannot determine the effect, if any, of this tentative guidance on its future results of operations.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the accompanying consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Results of Operations
Summary. Net earnings for the second quarter of 2004 were $1.1 million, or $0.35 basic net earnings per share and $0.34 diluted net earnings per share as compared to $91,000, or $0.03 basic and diluted net income per share for the same period one year ago. Net earnings from recurring operations for the three months ended June 30, 2004 were $1.1 million, or $0.35 basic net earnings per share and $0.34 diluted net earnings per share, as compared to second quarter 2003 net earnings from recurring operations of $381,000, or $0.12 basic and diluted net earnings per share. The increase in recurring earnings is attributable to a decrease in the provision for loan losses and an increase in net interest income, which were partially offset by a decrease in recurring non-interest income and an increase in non-interest expense. The Company had net non-recurring gains on the disposition of assets of $4,000 in the second quarter of 2004. Net non-recurring losses on the disposition of assets for the second quarter of 2003 amounted to $532,000, which resulted from write-downs on certain repossessed assets.

The annualized return on average assets was 0.64% for the three months ended June 30, 2004 compared to 0.06% for the same period in 2003, and annualized return on average shareholders' equity was 8.78% for the three months ended June 30, 2004 compared to 0.73% for the same period in 2003. Excluding net non-recurring income, the annualized return on average assets was 0.64% for the three months ended June 30, 2004 compared to 0.23% for the same period in 2003, and annualized return on average shareholders' equity was 8.78% for the three months ended June 30, 2004 compared to 3.03% for the same period in 2003.

Net earnings for the six months ended June 30, 2004 were $2.3 million, or $0.72 basic net earnings per share and $0.71 diluted net earnings per share. Net earnings from recurring operations for the six months ended June 30, 2004 were $2.3 million, or $0.73 basic net earnings per share and $0.71 diluted net earnings per share, representing a 46% increase over net earnings from recurring operations of $1.6 million, or $0.50 basic net earnings per share and $0.49 diluted net earnings per share for the six months ended June 30, 2003. The increase in recurring earnings for the six month period ended June 30, 2004 is primarily attributable to a decrease in the provision for loan losses and an increase in net interest income, which were partially offset by a decrease in recurring non-interest income and an increase in non-interest expense. Net non-recurring losses on disposition of assets for the six months ended June 30, 2004 amounted to $17,000. Net non-recurring losses on disposition of assets for the six months ended June 30, 2003 amounted to $70,000, which included a $551,000 net loss on repossessed assets, which was partially offset by a $479,000 gain associated with the sale of the Bank’s $3.7 million credit card portfolio.

The annualized return on average assets was 0.67% and annualized return on average shareholders’ equity was 9.03% for the six months ended June 30, 2004. Excluding non-recurring gains and losses on disposition of assets, the annualized return on average assets was 0.68% for the six months ended June 30, 2004 compared to 0.48% for the same period in 2003, and annualized return on average shareholders’ equity was 9.08% for the six months ended June 30, 2004 compared to 6.26% for the same period in 2003.

Net Interest Income. Net interest income, the major component of the Company's net income, was $5.8 million for the three months ended June 30, 2004, an increase of 7% over the $5.4 million earned in the same period in 2003. The increase in net interest income for the second quarter of 2004 was attributable to an increase in interest income due to an increase in the average outstanding balance of loans and investment securities available for sale combined with a reduction in interest expense resulting from a decrease in the cost of funds.

               Interest income increased $190,000 or 2% for the three months ended June 30, 2004 compared with the same period in 2003. The increase was due to an increase in the average outstanding balance of loans and investment securities available for sale. Average loans increased $11.9 million to $549.5 million for the three months ended June 30, 2004 from $537.6 million for the same period in 2003. During the quarter ended June 30, 2004 average investment securities available for sale increased $33.8 million to $89.1 million from $55.3 million for the three months ended June 30, 2003. The increase was attributable to additional securities purchases.

Interest expense decreased $214,000 or 7% for the three months ended June 30, 2004 compared with the same period in 2003. The decrease in interest expense was due to a decrease in the cost of funds to 2.18% for the three months ended June 30, 2004 from 2.40% for the same period in 2003, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.33% for the three months ended June 30, 2004 from 2.68% for the same period one year ago.

 Net interest income for the six month period ended June 30, 2004 was $11.7 million, an increase of 7%
over net interest income of $10.9 million for the six months ended June 30, 2003. This increase is attributable to an increase in interest income due to an increase in the average outstanding balance of loans combined with a reduction in interest expense resulting from a decrease in the cost of funds.

Interest income increased $424,000 or 2% to $17.8 million for the six months ended June 30, 2004 compared to $17.3 million for the same period in 2003. The increase was primarily due to an increase in the average outstanding balance of loans. Average loans increased 3% to $551.4 million, while average investment securities available for sale increased 23% to $84.6 million in the six months ended June 30, 2004 compared to the same period in 2003. All other interest-earning assets including federal funds sold decreased to an average of $8.3 million in the six months ended June 30, 2004 from $13.6 million in the same period in 2003. The tax equivalent yield on average earning assets decreased to 5.61% for the six months ended June 30, 2004 from 5.71% for the six months ended June 30, 2003.

Interest expense decreased 6% to $6.1 million for the six months ended June 30, 2004 compared to $6.5 million for the corresponding period in 2003. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities to 2.20% for the six months ended June 30, 2004 from 2.43% for the same period in 2003, partially offset by an increase in volume of interest-bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.36% for the six months ended June 30, 2004 from 2.74% for the same period in 2003.

Provision for Loan Losses. For the three months ended June 30, 2004, contributions totaling $868,000 were made to the provision for loan losses compared to $2.3 million for the same period one year ago. The decrease in the provision for loan losses for the three months ended June 30, 2004 when compared to the same period in 2003 was due to a decrease in non-performing assets.

For the six months ended June 30, 2004 a contribution of $1.7 million was made to the provision for loan losses compared to a $3.1 million contribution to the provision for loan losses for the six months ended June 30, 2003. The decrease in the provision for loan losses reflects a decrease in non-performing assets of $5.9 million.

Non-Interest Income. Total non-interest income was $1.5 million in the second quarter of 2004, a 45% increase from the $1.1 million for the same period in 2003. Service charges were $881,000 for the three months ended June 30, 2004, an 8% increase over the same period in 2003. This is primarily attributable to an increase in deposit account related fees coupled with deposit growth. Mortgage banking income decreased $124,000 in the second quarter of 2004 when compared to the same period in 2003. Management expects that mortgage banking income will continue to be less than prior periods due to a reduction in refinancing activity and expected interest rate increases. Miscellaneous income was $320,000 for the three months ended June 30, 2004, a 3% increase over $309,000 for the same period in 2003. Recurring non-interest income amounted to $1.5 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively. The Company had a $533,000 net loss on the disposition of repossessed assets during second quarter 2003, which was primarily attributable to write-downs of aircraft repossessed in 2002.

              Total non-interest income was $3.0 million for the six months ended June 30, 2004 and 2003. Service charges were $1.7 million for the six months ended June 30, 2004, a 6% increase over the same period in 2003. This is primarily attributable to an increase in service charge fees combined with deposit growth. Mortgage banking income decreased $234,000 for the six months ended June 30, 2004 when compared to the same period in 2003. Management expects that mortgage banking income will continue to be less than prior period due to a reduction in refinancing activity and expected interest rate increases. Net losses on the disposition of assets were $17,000 for the six months ended June 30, 2004 compared to net losses on the disposition of assets of $70,000 for the same period in 2003. Net losses on disposition of assets in 2003 included a $551,000 net loss on repossessed assets, which was partially offset by a $479,000 gain associated with the sale of the Bank’s $3.7 million credit card portfolio during the first quarter of 2003. During the six month periods ended June 30, 2004 and 2003, there were no gains or losses from the sale of securities. Miscellaneous income increased 3% to $634,000 for the six months ended June 30, 2004. Excluding non-recurring gains or losses on the disposition of assets, non-interest income for the six months ended June 30, 2004 decreased 2% when compared to the same period last year. This decrease is primarily due to a decrease in mortgage banking income resulting from a reduction in refinancing activity due to increased rates.

          Non-Interest Expense. Total non-interest expense increased 17% to $4.9 million for the second quarter of 2004 as compared to $4.2 million for the corresponding period in 2003. Salary and employee benefits totaled $2.8 million for the three months ended June 30, 2004, an increase of 17% over the same period in 2003. The increase in salary and employee benefits is due to an increase in incentive expense and increased employee insurance costs. Occupancy expense increased 10% for the quarter ended June 30, 2004 due to an increase in lease expense resulting from lease agreements for branch facilities entered into during 2003. Other non-interest expense increased 22% to $1.2 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increase in other non-interest expense included an increase in consulting expense of $81,000 and an increase in advertising expense of $58,000.

Total non-interest expense was $9.6 million for the six months ended June 30, 2004, an increase of 11% over the same period in 2003. Salary and employee benefits totaled $5.5 million for the six months ended June 30, 2004, an increase of 13% over the same period in 2003. The increase in salary and employee benefits is primarily due to normal salary increases and increased incentive expense. Occupancy expense increased 8% for the six months ended June 30, 2004 due to an increase in lease expense resulting from lease agreements for branch facilities entered into during 2003. Other non-interest expense increased 11% to $2.3 million for the six months ended June 30, 2004 as compared to the same period in 2003. The increase in other non-interest expense included an increase in consulting expense of $163,000 and an increase in advertising expense of $50,000.

Income Taxes. The Company reported income taxes of $547,000 for the second quarter of 2004, which represented an effective tax rate of 33%. During the three month period ended June 30, 2003, the Company reported an income tax credit of $52,000. This was attributable to a decrease in taxable income for second quarter 2003 after excluding non-taxable income.

The Company reported income taxes of $1.2 million and $730,000 for the six months ended June 30, 2004 and 2003, respectively. This represented effective tax rates of 34% and 33% for the respective periods.

Analysis of Financial Condition
Investment Securities. Available for sale securities amounted to $91.8 million at June 30, 2004 compared to $79.5 million at December 31, 2003. This increase is attributable to additional securities purchases, which were partially offset by paydowns on mortgage-backed securities, calls and maturities during the six months ended June 30, 2004. The increased volume of securities purchases reflects management’s directed effort to increase investment securities as a percentage of total assets in an effort to reduce the credit risk in the balance sheet. Average investment securities for the six months ended June 30, 2004 amounted to $84.6 million compared to $72.1 million for the year ended December 31, 2003.

Loans. At June 30, 2004, loans amounted to $546.6 million compared to $552.1 million at December 31, 2003, a decrease of $5.5 million. Average loans represented 86% of average earning assets for the six months ended June 30, 2004 and the year ended December 31, 2003. Mortgage loans held for sale were $2.9 million and $587,000 at June 30, 2004 and December 31, 2003, respectively.

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

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at June 30, 2004 and December 31, 2003.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade		Percentage

	06/30/2004	12/31/2003	06/30/2004	12/31/2003
Risk 1 (Excellent Quality)	12.69%	11.36%	0.15%	0.15%
Risk 2 (High Quality)	22.94%	24.03%	0.50%	0.50%
Risk 3 (Good Quality)	53.43%	53.80%	1.00%	1.00%
Risk 4 (Management Attention)	5.56%	5.11%	2.50%	2.50%
Risk 5 (Watch)	1.09%	1.15%	7.00%	7.00%
Risk 6 (Substandard)	2.26%	2.43%	12.00%	12.00%
Risk 7 (Low Substandard)	1.27%	1.33%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%

At June 30, 2004 there were no relationships exceeding $1.0 million in the Watch risk grade, six relationships exceeding $1.0 million each (which totaled $10.1 million) in the Substandard risk grade and two relationships exceeding $1.0 million each (which totaled $6.7 million) in the Low Substandard risk grade. Balances of individual relationships exceeding $1.0 million in these risk grades ranged from $1.0 million to $3.9 million. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At June 30, 2004 and December 31, 2003, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $4.5 million and $4.6 million, respectively, with related allowance for loan losses of approximately $933,000 and $1.5 million, respectively.

               The allowance for loan losses decreased to $9.2 million or 1.67% of total loans outstanding at June 30, 2004 as compared to $9.7 million, or 1.76% of total loans outstanding as of December 31, 2003. The decrease was the result of charge-offs during the six months ended June 30, 2004 totaling $2.4 million. These charge-offs included charges of $1.0 million and $550,000 related to loans to customers that were formerly directors of the Company.

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

              The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At June 30, 2004, approximately 6% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $5.7 million at June 30, 2004 or 0.84% of total assets, compared to $6.3 million at December 31, 2003, or 0.93% of total assets. Non-accrual loans were $4.1 million at June 30, 2004, a decrease of $249,000 from non-accruals of $4.3 million at December 31, 2003. As a percentage of total loans outstanding, non-accrual loans were 0.75% at June 30, 2004 compared to 0.79% at December 31, 2003. The Bank had loans ninety days past due and still accruing at June 30, 2004 of $423,000 as compared to $271,000 at December 31, 2003. Other real estate owned totaled $1.2 million as of June 30, 2004 as compared to $1.4 million at December 31, 2003. The Company had no repossessed assets as of June 30, 2004. Repossessed assets totaled $206,000 as of December 31, 2003.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $4.5 million and $4.6 million at June 30, 2004 and December 31, 2003, respectively. The ratio of non-performing loans to total loans was 0.83% at June 30, 2004, as compared to 0.84% at December 31, 2003.

 Deposits. Total deposits at June 30, 2004 were $551.0 million, an increase of $1.2 million over deposits of $549.8 million at December 31, 2003. At June 30, 2004 interest-bearing demand accounts, which include NOW, MMDA and savings, increased 14% or $21.7 million when compared to December 31, 2003. This increase is primarily due to an increase in the Bank’s Investment Checking product resulting from a retail marketing campaign started by the Bank in July 2003 designed to grow core deposits. Core deposits, which include demand deposits, savings accounts and certificates of deposits of denominations less than $100,000, increased $20.5 million to $398.7 million at June 30, 2004 as compared to $378.2 million at December 31, 2003. Certificates of deposit in amounts greater than $100,000 or more totaled $152.3 million at June 30, 2004 as compared to $171.6 million at December 31, 2003. This decrease is due to a reduction in brokered deposits resulting from an increase in core deposits. At June 30, 2004, brokered deposits amounted to $47.1 million as compared to $55.5 million at December 31, 2003. Brokered deposits are generally considered to be more susceptible to withdrawal as a result of interest rate changes and to be a less stable source of funds, as compared to deposits from the local market. Brokered deposits outstanding as of June 30, 2004 had a weighted average interest rate of 2.41% with a weighted average original term of 23 months.

              Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $67.5 million at June 30, 2004 compared to $58.0 million at December 31, 2003. This increase reflects $10.5 million in overnight FHLB borrowings resulting from short-term borrowing needs at June 30, 2004. The average balance of FHLB borrowings for the six months ended June 30, 2004 was $59.4 million compared to $59.3 million for the year ended December 31, 2003. At June 30, 2004, FHLB borrowings with maturities exceeding one year amounted to $52.0 million. The FHLB has the option to convert $52.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without payment of a prepayment fee. The Company had no federal funds purchased as of June 30, 2004 or December 31, 2003.

Junior Subordinated Debentures (related to Trust Preferred Securities). In December 2001 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I (“PEBK Trust”), which issued $14.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used be PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay a floating rate equal to prime plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. PEBK Trust is not included in the consolidated financial statements at June 30, 2004 or December 31, 2003.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Rate sensitive assets at June 30, 2004 totaled $644.3 million, exceeding rate sensitive liabilities by $90.8 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. These contracts consist of interest rate swap agreements under which the Company converted $55.0 million of variable rate loans to a fixed rate. At June 30, 2004, the Company had two interest rate swap contracts outstanding. These swaps are accounted for as cash flow hedges. Under the first swap agreement, the Company receives a fixed rate of 5.22% and pays a variable rate based on the current prime rate (4.00% at June 30, 2004) on a notional amount of $25.0 million. The swap agreement matures in April 2006. Under the second swap agreement, the Company receives a rate of 5.41% and pays a variable rate based on the current prime rate (4.00% at June 30, 2004) on a notional amount of $30.0 million. The swap agreement matures in September 2006. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company’s financial condition or results of operations.

During 2003, the Company settled two previously outstanding interest rate swap agreements. The first swap, with a notional amount of $40.0 million and scheduled to mature in June 2004 was sold for a gain of $860,000. The second swap with a notional amount of $20.0 million and scheduled to mature in July 2004 was sold for a gain of $394,000. The gains realized upon settlement are being recognized over the original term of the agreements and during the six month period ended June 30, 2004, gains of approximately $551,000 were realized. For the year ended December 31, 2003, gains of approximately $701,000 were realized.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At June 30, 2004, there were $123.7 million in loans that are tied to the prime rate and had interest rate floors in effect pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.43% higher than the indexed rate on the promissory notes without the interest rate floors.

               Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2004 such unfunded commitments to extend credit were $110.8 million, while commitments in the form of standby letters of credit totaled $3.2 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2004, the Company’s core deposits totaled $398.7 million, or 72% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At June 30, 2004, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $47.1 million, which mature over the next two years. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $67.5 million at June 30, 2004. The remaining availability at FHLB was $15.9 million at June 30, 2004. The Bank also had the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions as of June 30, 2004.

              The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 27.12% at

June 30, 2004 and 26.83% at December 31, 2003. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of June 30, 2004 and December 31, 2003 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

	June 30, 2004	December 31, 2003

Contractual Cash Obligations
Long-term borrowings	$52,000,000	52,000,000
Junior subordinated debentures	14,433,000	14,433,000
Operating lease obligations	8,616,945	8,482,928

Total	$75,049,945	74,915,928

Other Commitments
Commitments to extend credit	$110,836,818	104,729,455
Standby letters of credit and financial guarantees written	3,233,614	3,876,430

Total	$114,070,432	108,605,885

              The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of June 30, 2004 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above in the section entitled “Asset Liability and Interest Rate Risk Management”.

Capital Resources. Shareholders’ equity at June 30, 2004 was $48.1 million compared to $48.6 million at December 31, 2003. This decrease was primarily due to a decrease in the market value of available for sale securities and derivative instruments. At June 30, 2004 and December 31, 2003, unrealized gains and losses, net of taxes, amounted to a loss of $1.6 million and a gain of $588,000, respectively. Annualized return on average equity, including non-recurring income, for the six months ended June 30, 2004 was 9.03% compared to 4.01% for the year ended December 31, 2003. Total cash dividends paid during the six months ended June 30, 2004 amounted to $629,000 as compared to total cash dividends of $627,000 paid for the first six months of 2003.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier 1 capital ratio was 10.76% and 10.50% at June 30, 2004 and December 31, 2003, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 12.01% and 11.75% at June 30, 2004 and December 31, 2003, respectively. In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 9.41% and 9.37% at June 30, 2004 and December 31, 2003, respectively.

              The Bank’s Tier 1 capital ratio was 10.09% and 9.87% at June 30, 2004 and December 31, 2003,

respectively. The total risk-based capital ratio for the Bank was 11.35% and 11.13% at June 30, 2004 and December 31, 2003, respectively. The Bank’s Tier 1 leverage capital ratio was 8.82% and 8.80% at June 30, 2004 and December 31, 2003, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2004 and December 31, 2003.

The capital treatment of trust preferred securities has been reviewed recently by the Federal Reserve Bank due to PEBK Trust being deconsolidated in accordance with FIN 46. The Federal Reserve Bank’s proposal for capital treatment of trust preferred securities, released May 4, 2004, would continue to permit the inclusion of trust preferred securities in Tier 1 capital of bank holding companies. Further discussions of FIN 46 are included under “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1- 30, 2004	573	$18.46	-	-

May 1 - 31, 2004	257	18.94	-	-

June 1 - 30, 2004	-	-	-	-

Total	830	$18.61	-	-

Item 3.       Defaults Upon Senior Securities

   Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

   (a)  Annual Shareholders’ Meeting – May 6, 2004

   (b)  Directors elected at the meeting are as follows: John W. Lineberger, Jr., Gary E. Matthews, Dan Ray Timmerman, Sr. and
          Benjamin I. Zachary.

                          Continuing directors include: Charles F. Murray, Fred L. Sherrill, Jr., Douglas S. Howard, Billy L. Price, Jr., M.D., Robert C.
                          Abernethy, James S. Abernethy, Larry E. Robinson and William Gregory Terry.

   (c)  At the May 6, 2004 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

  Election of Directors – The following directors were elected for a term of three years.

	Vote For	Withhold Authority
John W. Lineberger, Jr.	2,926,187	37,199
Gary E. Matthews	2,956,555	22,015
Dan Ray Timmerman, Sr.	2,961,360	19,612
Benjamin I. Zachary	2,918,592	40,996

                          Ratification of appointment of Independent Public Accountants – Porter Keadle Moore LLP

  Votes For – 2,943,300, Votes Against – 6,734, Votes Abstained – 13,680

   (d)  Not applicable

Item 5.       Other Information

        Not applicable

Item 6.       Exhibits and Reports on Form 8-K

   (a) Exhibits

        Exhibit (3)(i)            Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)
                 (i) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

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

    Exhibit (10)(a)         Employment Agreement between Peoples Bank and Tony W. Wolfe incorporated by reference to Exhibit (10)
                                     (a) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

        Exhibit (10)(b)         Employment Agreement between Peoples Bank and Joseph F. Beaman, Jr. incorporated by reference to
                                          Exhibit (10)(b) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

        Exhibit (10)(c)         Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)
                                         (d) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

        Exhibit (10)(d)         Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to
                                          Exhibit (10) (e) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

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

 (b)  Reports on Form 8-K

During the quarter ended June 30, 2004 the Company filed two reports on Form 8-K.

The Company filed a Form 8-K on April 22, 2004, announcing the Company’s first quarter 2004 earnings results.

On May 14, 2004, the Company filed a Form 8-K announcing the results of the Company’s Annual Shareholders’ Meeting.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Peoples Bancorp of North Carolina, Inc.

August 12, 2004	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2004	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

