Form 10-Q
period 2004-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2004-11-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,148,265 shares of common stock, no par value, outstanding at November 10, 2004.

INDEX

PART I - FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2004 (Unaudited) and	3
	December 31, 2003

	Consolidated Statements of Earnings for the three months ended September
	30, 2004 and 2003 (Unaudited), and for the nine months ended September
	30, 2004 and 2003 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended September 30, 2004 and 2003 (Unaudited), and for the nine months
	ended September 30, 2004 and 2003 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2004 and 2003 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectability of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

PART I        FINANCIAL INFORMATION

Item 1.         Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2004	2003
	(Unaudited)

Cash and due from banks	$15,020,955	18,413,786
Federal funds sold	1,516,000	2,369,000
Cash and cash equivalents	16,536,955	20,782,786

Investment securities available for sale	105,321,647	79,460,452
Other investments	4,421,973	4,216,973
Total securities	109,743,620	83,677,425

Mortgage loans held for sale	4,440,815	587,495

Loans	545,835,699	552,126,189
Less allowance for loan losses	(9,453,135)	(9,722,267)
Net loans	536,382,564	542,403,922

Premises and equipment, net	12,707,640	12,537,230
Cash surrender value of life insurance	5,985,754	5,045,449
Accrued interest receivable and other assets	9,192,437	8,998,137
Total assets	$694,989,785	674,032,444

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$84,295,967	72,420,923
NOW, MMDA & savings	189,215,995	158,677,445
Time, $100,000 or more	157,931,573	171,596,789
Other time	134,275,107	147,107,075
Total deposits	565,718,642	549,802,232

Demand notes payable to U.S. Treasury	974,727	443,384
FHLB borrowings	60,000,000	58,000,000
Junior subordinated debentures	14,433,000	14,433,000
Accrued interest payable and other liabilities	3,191,473	2,799,932
Total liabilities	644,317,842	625,478,548

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,148,265 shares in 2004
and 3,135,202 shares in 2003	35,301,274	35,121,510
Retained earnings	15,273,669	12,844,524
Accumulated other comprehensive income	97,000	587,862
Total shareholders' equity	50,671,943	48,553,896

Total liabilites and shareholders' equity	$694,989,785	674,032,444

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$8,045,561	7,865,767	24,012,533	23,473,128
Interest on federal funds sold	16,473	10,123	25,900	54,220
Interest on investment securities:
U.S. Government agencies	796,006	474,404	2,078,090	1,658,519
States and political subdivisions	170,673	141,631	483,527	432,982
Other	96,361	117,756	293,348	335,553
Total interest income	9,125,074	8,609,681	26,893,398	25,954,402

Interest expense:
NOW, MMDA & savings deposits	540,620	330,861	1,316,725	965,858
Time deposits	1,746,693	2,056,708	5,421,336	6,237,185
FHLB borrowings	651,243	646,070	1,940,067	1,947,993
Junior subordinated debentures	162,371	157,500	487,114	490,000
Other	2,465	2,113	5,624	5,796
Total interest expense	3,103,392	3,193,252	9,170,866	9,646,832

Net interest income	6,021,682	5,416,429	17,722,532	16,307,570

Provision for loans losses	931,000	1,560,000	2,658,000	4,629,900

Net interest income after provision for loan losses	5,090,682	3,856,429	15,064,532	11,677,670

Other income:
Service charges	907,946	825,408	2,592,301	2,416,487
Other service charges and fees	140,778	133,881	467,808	438,761
Mortgage banking income	107,585	206,071	277,590	610,179
Insurance and brokerage commissions	82,622	106,411	338,825	305,603
Gain (loss) on sale of repossessed assets	(21,474)	(77,346)	(48,850)	(628,312)
Gain on sale of loans	-	-	-	478,759
Miscellaneous	341,494	396,117	975,262	1,009,436
Total other income	1,558,951	1,590,542	4,602,936	4,630,913

Other expense:
Salaries and employee benefits	2,792,716	2,543,962	8,339,784	7,473,472
Occupancy	914,119	890,391	2,692,955	2,540,557
Other	1,283,584	1,386,614	3,550,637	3,428,862
Total other expenses	4,990,419	4,820,967	14,583,376	13,442,891

Earnings before income taxes	1,659,214	626,004	5,084,092	2,865,692

Income taxes	551,500	307,400	1,711,200	1,037,800

Net earnings	$1,107,714	318,604	3,372,892	1,827,892

Basic earnings per share	$0.35	0.10	1.07	0.58
Diluted earnings per share	$0.35	0.10	1.06	0.58
Cash dividends declared per share	$0.10	0.10	0.30	0.30

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,107,714	318,604	3,372,892	1,827,892

Other comprehensive income (loss):
Unrealized holding gains on securities
available for sale	2,451,591	(1,814,020)	79,342	(715,705)
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	385,000	(283,000)	(330,000)	(179,000)
Reclassification adjustment for gains on derivative
financial instruments qualifying as cash flow
hedges included in net earnings	(2,005)	(308,409)	(553,375)	(392,216)

Total other comprehensive income (loss),
before income taxes	2,834,586	(2,405,429)	(804,033)	(1,286,921)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	954,895	(706,561)	30,904	(278,767)
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	149,958	(110,228)	(128,535)	(69,721)
Reclassification adjustment for gains on derivative
financial instruments qualifying as cash flow
hedges included in net earnings	(781)	(120,125)	(215,540)	(152,768)

Total income tax expense (benefit) related to
other comprehensive income	1,104,072	(936,914)	(313,171)	(501,256)

Total other comprehensive income (loss),
net of tax	1,730,514	(1,468,515)	(490,862)	(785,665)

Total comprehensive income (loss)	$2,838,228	(1,149,911)	2,882,030	1,042,227

See accompanying notes to consolidate financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2004 and 2003
	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$3,372,892	1,827,892
Net earnings
Adjustments to reconcile net earnings to
net cash provided by opearting activities:
Depreciation, amortization and accretion	1,173,435	1,562,102
Provision for loan losses	2,658,000	4,629,900
Recognition of gain on sale of derivative instruments	(553,375)	(392,216)
Amortization of deferred gain on sale of premises	(16,553)	(6,998)
Loss on sale of repossessed assets	48,850	228,312
Writedown of other real estate and repossessions	-	400,000
Change in:
Cash surrender value of life insurance	(940,304)	(168,307)
Other assets	(2,289,580)	(662,311)
Other liabilities	391,541	156,946
Mortgage loans held for sale	(3,853,320)	252,935

Net cash provided by operating activities	(8,414)	7,828,255

Cash flows from investing activities:
Purchases of investment securities available for sale	(37,027,393)	(29,722,266)
Proceeds from calls and maturities of investment securities
available for sale	11,122,880	24,049,994
Purchases of other investments	(2,400,000)	(600,000)
Proceeds from sale of other investments	2,195,000	853,600
Net change in loans	4,121,119	(15,864,885)
Purchases of premises and equipment	(1,116,325)	(1,920,927)
Proceeds from sale of premises and equipment	-	45,000
Proceeds from sale of repossessed assets	1,183,533	1,938,192
Proceeds from sale of derivative financial instruments	-	1,254,000

Net cash used by investing activities	(21,921,186)	(19,967,292)

Cash flows from financing activities:
Net change in deposits	15,916,410	29,801,675
Net change in demand notes payable to U.S. Treasury	531,343	(1,186,957)
Proceeds from FHLB borrowings	69,550,000	29,850,000
Repayments of FHLB borrowings	(67,550,000)	(34,921,429)
Proceeds from exercise of options	179,764	-
Cash dividends paid	(943,748)	(940,065)

Net cash provided by financing activities	17,683,769	22,603,224

Net change in cash and cash equivalent	(4,245,831)	10,464,187

Cash and cash equivalents at beginning of period	20,782,786	15,577,665

Cash and cash equivalents at end of period	$16,536,955	26,041,852

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2004 and 2003

(Continued)

	2004	2003
	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,795,888	9,833,794
Income taxes	$1,732,066	1,410,897
Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$48,438	(436,938)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(539,300)	(348,727)
Transfer of loans to other real estate and repossessions	$936,881	2,509,424
Financed sale of other real estate	$1,694,642	869,500
Financed sale of premises and equipment	$-	3,729,932

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

(2)       Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2004 and 2003:

	2004	2003

Balance, beginning of period	$9,722,267	7,247,906
Provision for loan losses	2,658,000	4,629,900
Less:
Charge-offs	(3,101,263)	(3,143,812)
Recoveries	174,131	153,328
Net charge-offs	(2,927,132)	(2,990,484)

Balance, end of period	$9,453,135	8,887,322

(3)       Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months and nine months ended September 30, 2004 is as follows:

For the three months ended September 30, 2004

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,017,714	3,148,265	$0.35
Effect of dilutive securities:
Stock options	-	44,493
Diluted earnings per share	$1,017,714	3,192,758	$0.35

For the nine months ended September 30, 2004

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$3,372,892	3,145,006	$1.07
Effect of dilutive securities:
Stock options	-	44,375
Diluted earnings per share	$3,372,892	3,189,381	$1.06

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months and nine months ended September 30, 2003 is as follows:

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

As of September 30, 2004, the Company had cash flow hedges with a notional amount of $55.0 million. These derivative instruments consist of two interest rate swap agreements that were used to convert floating rate loans to fixed rate for a period of three years ending in April 2006 and September 2006. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management’s assessment of future interest rates and other factors. Accrued expenses and other liabilities includes $370,000 which represents the adjusted fair value of these cash flow hedges resulting in an after-tax decrease in accumulated other comprehensive income of $226,000. As of September 30, 2004, no ineffectiveness was recorded in earnings.

The Company settled two previously outstanding interest rate swap agreements during the quarter ended June 30, 2003. The first swap with a notional amount of $40.0 million and scheduled to mature in June 2004 was sold for a gain of $860,000. The second swap with a notional amount of $20.0 million and scheduled to mature in July 2004 was sold for a gain of $394,000. The gains realized upon settlement were recognized over the original terms of the agreements.

(5)       Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At September 30, 2004, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $117.4 million and $3.2 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $117.4 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

Under the Plan, the Company has granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire after ten years. No options were granted, forfeited or exercised during the three months ended September 30, 2004 and 2003. A summary of the activity for the nine months ended September 30, 2004 and 2003 is presented below:

	Nine months ended		Nine months ended
	September 30, 2004		September 30, 2003
	Shares	Weighted Average Option Price Per Share	Shares	Weighted Average Option Price Per Share

Outstanding, beginning of period	197,024	$14.58	198,679	$14.58
Granted during the period	2,000	18.71	-	-
Forfeited during the period	-	-	-	-
Exercised during the period	(13,063)	$13.76	-	$-

Outstanding, end of period	185,961	$14.69	198,679	$14.58

Number of shares exercisable	134,345	$14.56	87,176	$14.29

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

		Nine months ended
		September 30, 2004
Net earnings	As reported	$3,372,892
	Effects of grants, net of tax	$(153,709)

	Proforma	$3,219,183

Basic earnings per share	As reported	$1.07
	Proforma	$1.02

Diluted earnings per share	As reported	$1.06
	Proforma	$1.01

The weighted average fair value of options granted in 2004 was $3.85. The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 - dividend yield of 2.15%, risk free interest rate of 4.25%, expected volatility of 12.90%, and an expected life of 10 years.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. (the “Company”). The Company is a registered bank holding company operating under the supervision of the Federal Reserve Board and the parent company of Peoples Bank (the “Bank”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander and Mecklenburg Counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”). The office in Mecklenburg County was recently opened in Charlotte, NC under the name of Banco de la Gente to serve the Latino community.

Overview
Our business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial loans and consumer loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment securities portfolios and our cost of funds, which consists of interest paid on deposits and borrowed funds. Net interest income also is affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Our profitability is also affected by the level of other income and operating expenses. Other income consists primarily of miscellaneous fees related to our loans and deposits, mortgage banking income and commissions from sales of annuities and mutual funds. Operating expenses consist of compensation and benefits, occupancy related expenses, federal deposit and other insurance premiums, data processing, advertising and other expenses.

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations. Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that local employers may be required to eliminate employment positions of borrowers, and small businesses and other commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating its allowance for loan losses, and changes in these economic conditions could result in increases or decreases to the provision for loan losses.

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

The Federal Reserve has increased the Federal Funds Rate a total of 0.75% in 2004 to 1.75% as of September 30, 2004. These increases had a positive impact on third quarter earnings and should continue to have a positive impact on the Bank’s net interest income in the future periods.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46 to resolve certain questions and confusion related to the application of the original FIN 46. The Company adopted FIN 46 (Revised) as of December 31, 2003, and as a result, the Company’s wholly owned subsidiary, PEBK Capital Trust I, is no longer included in these consolidated financial statements. The consolidated financial statements have been restated for all periods presented to reflect this change in accounting, and the adoption of FIN 46 (Revised) had no impact on the Company’s reported results of operations or shareholders’ equity.

In January 2004, the FASB issued as tentative guidance, Derivatives Implementation Group Issue G25, “Cash Flow Hedges: Hedging the Variable Interest Payments on a Group of Prime-Rate-Based Interest-Bearing Loans.” Issue G25 provides guidance for entities wishing to hedge the variability in loan interest receipts that are tied to the prime rate and other issues associated with cash flow hedges. Issue G25 was revised and was cleared by the FASB in July 2004. The revised guidance does allow for hedging a pool of non-benchmark-rate assets or liabilities by entering into an interest rate swap whose floating leg is also based on the prime rate or another non-benchmark-rate. Therefore, management expects that the interest rate swaps hedging prime-rate based loans discussed in the section below entitled “Asset Liability and Interest Rate Risk Management” will continue to be treated as cash flow hedges and that the Company will not have to record changes in value as a component of current earnings nor terminate the swaps as long as the hedge is effective.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the accompanying consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Results of Operations
Summary. Net earnings for the third quarter of 2004 were $1.1 million or $0.35 basic and diluted net earnings per share as compared to $319,000, or $0.10 basic and diluted net income per share for the same period one year ago. Net earnings from recurring operations for the three months ended September 30, 2004 were $1.1 million, or $0.36 basic and diluted net earnings per share, as compared to third quarter 2003 net earnings from recurring operations of $355,000, or $0.11 basic and diluted net earnings per share. The increase in recurring earnings is attributable to a decrease in the provision for loan losses and an increase in net interest income, which were partially offset by a decrease in recurring non-interest income and an increase in non-interest expense. The Company had net non-recurring losses on the disposition of assets of $42,000 in the third quarter of 2004. Net non-recurring losses on the disposition of assets for the third quarter of 2003 amounted to $72,000.

The annualized return on average assets was 0.64% for the three months ended September 30, 2004 compared to 0.19% for the same period in 2003, and annualized return on average shareholders' equity was 8.80% for the three months ended September 30, 2004 compared to 2.54% for the same period in 2003. Excluding net non-recurring income, the annualized return on average assets was 0.65% for the three months ended September 30, 2004 compared to 0.21% for the same period in 2003, and annualized return on average shareholders' equity was 9.01% for the three months ended September 30, 2004 compared to 2.82% for the same period in 2003.

Net earnings for the nine months ended September 30, 2004 were $3.4 million, or $1.07 basic net earnings per share and $1.06 diluted net earnings per share. Net earnings from recurring operations for the nine months ended September 30, 2004 were $3.4 million or $1.08 basic net earnings per share and $1.07 diluted net earnings per share, representing a 78% increase over net earnings from recurring operations of $1.9 million, or $0.61 basic and diluted net earnings per share for the nine months ended September 30, 2003. The increase in recurring earnings for the nine month period ended September 30, 2004 is primarily attributable to a decrease in the provision for loan losses and an increase in net interest income, which were partially offset by a decrease in recurring non-interest income and an increase in non-interest expense. Net non-recurring losses on disposition of assets for the nine months ended September 30, 2004 amounted to $59,000. Net non-recurring losses on disposition of assets for the nine months ended September 30, 2003 amounted to $143,000, which included a $628,000 net loss on repossessed assets, which was partially offset by a $479,000 gain associated with the sale of the Bank’s $3.7 million credit card portfolio.

The annualized return on average assets was 0.66% and annualized return on average shareholders’ equity was 8.82% for the nine months ended September 30, 2004. Excluding non-recurring gains and losses on disposition of assets, the annualized return on average assets was 0.67% for the nine months ended September 30, 2004 compared to 0.39% for the same period in 2003, and annualized return on average shareholders’ equity was 8.92% for the nine months ended September 30, 2004 compared to 5.11% for the same period in 2003.

Net Interest Income. Net interest income, the major component of the Company's net income, was $6.0 million for the three months ended September 30, 2004, an increase of 11% over the $5.4 million earned in the same period in 2003. The increase in net interest income for the third quarter of 2004 was attributable to an increase in interest income due to increases in the prime rate resulting from Federal Reserve interest rate increases. This increase is also due to an increase in the average outstanding balance of loans and investment securities available for sale combined with a reduction in interest expense resulting from a decrease in the cost of funds.

Interest income increased $515,000 or 6% for the three months ended September 30, 2004 compared with the same period in 2003. The increase was due to an increase in the average outstanding balance of investment securities available for sale and loans and an increase in the prime rate. During the quarter ended September 30, 2004 average investment securities available for sale increased $27.2 million to $101.0 million from $73.8 million for the three months ended September 30, 2003. The increase was attributable to additional securities purchases, which were partially offset by paydowns on mortgage-backed securities and calls. Average loans increased $4.8 million to $545.7 million for the three months ended September 30, 2004 from $540.9 million for the same period in 2003.

Interest expense decreased $90,000 or 3% for the three months ended September 30, 2004 compared with the same period in 2003. The decrease in interest expense was due to a decrease in the cost of funds to 2.20% for the three months ended September 30, 2004 from 2.32% for the same period in 2003, partially offset by an increase in volume of interest bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.35% for the three months ended September 30, 2004 from 2.57% for the same period one year ago.

Net interest income for the nine month period ended September 30, 2004 was $17.7 million, an increase of 9% over net interest income of $16.3 million for the nine months ended September 30, 2003. This increase is attributable to an increase in interest income due to an increase in the prime rate, as well as an increase in the average outstanding balance of investment securities available for sale and loans combined with a reduction in interest expense resulting from a decrease in the cost of funds.

Interest income increased $939,000 or 4% to $26.9 million for the nine months ended September 30, 2004 compared to $26.0 million for the same period in 2003. The increase was due to an increase in the average outstanding balance of investment securities available for sale and an increase in the prime rate and increases in loans. Average investment securities available for sale increased 28% to $90.1 million, while average loans increased 2% to $549.5 million in the nine months ended September 30, 2004 compared to the same period in 2003. All other interest-earning assets including federal funds sold decreased to an average of $9.0 million in the nine months ended September 30, 2004 from $15.4 million in the same period in 2003. The tax equivalent yield on average earning assets decreased to 5.61% for the nine months ended September 30, 2004 from 5.62% for the nine months ended September 30, 2003.

Interest expense decreased 5% to $9.2 million for the nine months ended September 30, 2004 compared to $9.6 million for the corresponding period in 2003. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities to 2.20% for the nine months ended September 30, 2004 from 2.39% for the same period in 2003, partially offset by an increase in volume of interest-bearing liabilities. The decrease in the cost of funds is primarily attributable to a decrease in the average rate paid on certificates of deposit to 2.36% for the nine months ended September 30, 2004 from 2.68% for the same period in 2003.

Provision for Loan Losses. For the three months ended September 30, 2004, additions totaling $931,000 were made to the provision for loan losses compared to $1.6 million for the same period one year ago. The decrease in the provision for loan losses for the three months ended September 30, 2004 when compared to the same period in 2003 was due to a decrease in classified loans.

For the nine months ended September 30, 2004 an addition of $2.7 million was made to the provision for loan losses compared to a $4.6 million contribution to the provision for loan losses for the nine months ended September 30, 2003. The decrease in the provision for loan losses reflects a decrease in classified loans of $8.4 million.

Non-Interest Income. Total non-interest income was $1.6 million in the third quarter of 2004 and 2003. Service charges were $908,000 for the three months ended September 30, 2004, a 10% increase over the same period in 2003. This is primarily attributable to an increase in deposit account related fees coupled with deposit growth. Mortgage banking income decreased $98,000 in the third quarter of 2004 when compared to the same period in 2003. Management expects that mortgage banking income will continue to be less than prior periods due to a reduction in refinancing activity and expected interest rate increases. Miscellaneous income was $341,000 for the three months ended September 30, 2004 as compared to $396,000 for the same period in 2003. Recurring non-interest income amounted to $1.6 million and $1.7 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in recurring non-interest income is primarily due to a reduction in mortgage banking income resulting from less refinancing activity caused by higher interest rates.

          Total non-interest income was $4.6 million for the nine months ended September 30, 2004 and 2003. Service charges were $2.6 million for the nine months ended September 30, 2004, a 7% increase over the same period in 2003. This is primarily attributable to an increase in service charge fees combined with deposit growth. Mortgage banking income decreased $333,000 for the nine months ended September 30, 2004 when compared to the same period in 2003. Management expects that mortgage banking income will continue to be less than prior periods due to a reduction in refinancing activity and expected interest rate increases. Net losses on the disposition of assets were $59,000 for the nine months ended September 30, 2004 compared to net losses on the disposition of assets of $143,000 for the same period in 2003. Net losses on disposition of assets in 2003 included a $628,000 net loss on repossessed assets, which was partially offset by a $479,000 gain associated with the sale of the Bank’s $3.7 million credit card portfolio during the first quarter of 2003. During the nine month periods ended September 30, 2004 and 2003, there were no gains or losses from the sale of securities. Miscellaneous income decreased 3% to $975,000 for the nine months ended September 30, 2004. Excluding non-recurring gains or losses on the disposition of assets, non-interest income for the nine months ended September 30, 2004 decreased 3% when compared to the same period last year. This decrease is primarily due to a decrease in mortgage banking income resulting from a reduction in refinancing activity due to increased rates. This decrease was partially offset by increases in service charges, due to an increase in deposit account related fees resulting from deposit growth.

Non-Interest Expense. Total non-interest expense increased 4% to $5.0 million for the third quarter of 2004 as compared to $4.8 million for the corresponding period in 2003. Salary and employee benefits totaled $2.8 million for the three months ended September 30, 2004, an increase of 10% over the same period in 2003. The increase in salary and employee benefits is due to normal salary increases and increased incentive expense. Occupancy expense increased 3% for the quarter ended September 30, 2004. This increase is partially due to an increase in lease expense resulting from lease agreements for the Bank’s new Banco de la Gente branch in Mecklenburg County. Other non-interest expense decreased 7% to $1.3 million for the three months ended September 30, 2004 as compared to the same period in 2003. The decrease in other non-interest expense resulted primarily from a decrease in other taxes of $119,000 primarily due to a decrease in franchise tax expense.

Total non-interest expense was $14.6 million for the nine months ended September 30, 2004, an increase of 8% over the same period in 2003. Salary and employee benefits totaled $8.3 million for the nine months ended September 30, 2004, an increase of 12% over the same period in 2003. The increase in salary and employee benefits is primarily due to normal salary increases, increased incentive expense and increased employee insurance costs. Occupancy expense increased 6% for the nine months ended September 30, 2004 due to an increase in lease expense resulting from lease agreements for branch facilities entered into during 2003 and 2004. Other non-interest expense increased 4% to $3.6 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in other non-interest expense included an increase in consulting expense of $91,000 and an increase in advertising expense of $86,000.

Income Taxes. The Company reported income taxes of $552,000 for the third quarter of 2004, which represented an effective tax rate of 33%. During the three month period ended September 30, 2003, the Company reported income taxes of $307,000, which represented an effective tax rate of 49%. The higher effective tax rate for the quarter ended September 30, 2003 was the result of a review of the Bank’s tax position and adjustments made to state income taxes.

The Company reported income taxes of $1.7 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively. This represented effective tax rates of 34% and 36% for the respective periods.

Analysis of Financial Condition
Investment Securities. Available for sale securities amounted to $105.3 million at September 30, 2004 compared to $79.5 million at December 31, 2003. This increase is attributable to additional securities purchases, which were partially offset by paydowns on mortgage-backed securities, calls and maturities during the nine months ended September 30, 2004. The increased volume of securities purchases reflects management’s directed effort to increase investment securities as a percentage of total assets in an effort to reduce the credit risk in the balance sheet. Average available for sale securities for the nine months ended September 30, 2004 amounted to $90.1 million compared to $72.1 million for the year ended December 31, 2003.

Loans. At September 30, 2004, loans amounted to $545.8 million compared to $552.1 million at December 31, 2003, a decrease of $6.3 million. Average loans represented 85% of average earning assets for the nine months ended September 30, 2004 as compared to 86% for the year ended December 31, 2003. Mortgage loans held for sale were $4.4 million and $587,000 at September 30, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses. The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

•	the Bank’s loan loss experience;
•	the amount of past due and non-performing loans;
•	specific known risks;
•	the status and amount of other past due and non-performing assets;
•	underlying estimated values of collateral securing loans;
•	current and anticipated economic conditions; and
•	other factors which management believes affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s credit administration personnel and presented to the Bank’s Board of Directors on a regular basis. The allowance is the total of specific reserves allocated to significant individual loans plus a general reserve. After individual loans with specific allocations have been deducted, the general reserve is calculated by applying general reserve percentages to the nine risk grades within the portfolio. Loans are categorized as one of nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The general reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades of loans. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at September 30, 2004 and December 31, 2003.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade		Percentage

	9/30/2004	12/31/2003	9/30/2004	12/31/2003
Risk 1 (Excellent Quality)	12.64%	11.36%	0.15%	0.15%
Risk 2 (High Quality)	22.04%	24.03%	0.50%	0.50%
Risk 3 (Good Quality)	55.13%	53.80%	1.00%	1.00%
Risk 4 (Management Attention)	5.35%	5.11%	2.50%	2.50%
Risk 5 (Watch)	0.74%	1.15%	7.00%	7.00%
Risk 6 (Substandard)	2.05%	2.43%	12.00%	12.00%
Risk 7 (Low Substandard)	0.76%	1.33%	25.00%	25.00%
Risk 8 (Doubtful)	0.04%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%
At September 30, 2004 there were no relationships exceeding $1.0 million in the Watch risk grade, five relationships exceeding $1.0 million each (which totaled $8.7 million) in the Substandard risk grade and two relationships exceeding $1.0 million each (which totaled $6.9 million) in the Low Substandard risk grade. Balances of individual relationships exceeding $1.0 million in these risk grades ranged from $1.3 million to $4.0 million. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At September 30, 2004 and December 31, 2003, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $6.9 million and $4.6 million, respectively, with related allowance for loan losses of approximately $2.2 million and $1.5 million, respectively.

The allowance for loan losses decreased to $9.5 million or 1.73% of total loans outstanding at September 30, 2004 as compared to $9.7 million, or 1.76% of total loans outstanding as of December 31, 2003. The decrease was the result of net charge-offs during the nine months ended September 30, 2004 totaling $2.9 million. These charge-offs included charges of $1.0 million and $550,000 related to loans to customers that were formerly directors of the Company.

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

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg County. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At September 30, 2004, approximately 6% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $8.1 million at September 30, 2004 or 1.17% of total assets, compared to $6.3 million at December 31, 2003, or 0.93% of total assets. Non-accrual loans were $6.8 million at September 30, 2004, an increase of $2.5 million from non-accruals of $4.3 million at December 31, 2003. As a percentage of total loans outstanding, non-accrual loans were 1.24% at September 30, 2004 compared to 0.79% at December 31, 2003. The Bank had loans ninety days past due and still accruing at September 30, 2004 of $113,000 as compared to $271,000 at December 31, 2003. Other real estate owned totaled $1.2 million as of September 30, 2004 as compared to $1.4 million at December 31, 2003. The Company had no repossessed assets as of September 30, 2004. Repossessed assets totaled $206,000 as of December 31, 2003.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $6.9 million and $4.6 million at September 30, 2004 and December 31, 2003, respectively. The ratio of non-performing loans to total loans was 1.26% at September 30, 2004, as compared to 0.84% at December 31, 2003.

   Deposits. Total deposits at September 30, 2004 were $565.7 million, an increase of $15.9 million over deposits of $549.8 million at December 31, 2003. At September 30, 2004 interest-bearing demand accounts, which include NOW, MMDA and savings, increased 19% or $30.5 million when compared to December 31, 2003. This increase is primarily due to an increase in the Bank’s Investment Checking product. Core deposits, which include demand deposits, savings accounts and certificates of deposits of denominations less than $100,000, increased $29.6 million to $407.8 million at September 30, 2004 as compared to $378.2 million at December 31, 2003. Certificates of deposit in amounts greater than $100,000 or more totaled $157.9 million at September 30, 2004 as compared to $171.6 million at December 31, 2003. This decrease is due to a reduction in brokered deposits that were replaced with core deposits. At September 30, 2004, brokered deposits amounted to $40.6 million as compared to $55.5 million at December 31, 2003. Brokered deposits are generally considered to be more susceptible to withdrawal as a result of interest rate changes and to be a less stable source of funds, as compared to deposits from the local market. Brokered deposits outstanding as of September 30, 2004 had a weighted average interest rate of 2.36% with a weighted average original term of 24 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $60.0 million at September 30, 2004 compared to $58.0 million at December 31, 2003. This increase reflects $3.0 million in overnight FHLB borrowings resulting from short-term borrowing needs at September 30, 2004. The average balance of FHLB borrowings for the nine months ended September 30, 2004 was $58.7 million compared to $59.3 million for the year ended December 31, 2003. At September 30, 2004, FHLB borrowings with maturities exceeding one year amounted to $47.0 million. The FHLB has the option to convert $52.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without payment of a prepayment fee. The Company had no federal funds purchased as of September 30, 2004 or December 31, 2003.

Junior Subordinated Debentures (related to Trust Preferred Securities). In December 2001 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I (“PEBK Trust”), which issued $14.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay a floating rate equal to prime plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. PEBK Trust is not included in the consolidated financial statements at September 30, 2004 or December 31, 2003.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Average rate sensitive assets at September 30, 2004 totaled $648.6 million, exceeding average rate sensitive liabilities by $92.5 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. These contracts consist of interest rate swap agreements under which the Company converted $55.0 million of variable rate loans to a fixed rate. At September 30, 2004, the Company had two interest rate swap contracts outstanding. These swaps are accounted for as cash flow hedges. Under the first swap agreement, the Company receives a fixed rate of 5.22% and pays a variable rate based on the current prime rate (4.75% at September 30, 2004) on a notional amount of $25.0 million. The swap agreement matures in April 2006. Under the second swap agreement, the Company receives a rate of 5.41% and pays a variable rate based on the current prime rate (4.75% at September 30, 2004) on a notional amount of $30.0 million. The swap agreement matures in September 2006. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company’s financial condition or results of operations.

During 2003, the Company settled two previously outstanding interest rate swap agreements. The first swap, with a notional amount of $40.0 million and scheduled to mature in June 2004 was sold for a gain of $860,000. The second swap with a notional amount of $20.0 million and scheduled to mature in July 2004 was sold for a gain of $394,000. The gains realized upon settlement are being recognized over the original term of the agreements and during the nine month period ended September 30, 2004, gains of approximately $553,000 were realized. For the year ended December 31, 2003, gains of approximately $701,000 were realized.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2004, there were $12.3 million in loans that are tied to the prime rate and had interest rate floors in effect pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.45% higher than the indexed rate on the promissory notes without the interest rate floors.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2004 such unfunded commitments to extend credit were $117.4 million, while commitments in the form of standby letters of credit totaled $3.2 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2004, the Company’s core deposits totaled $407.8 million, or 72% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At September 30, 2004, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $40.6 million, which mature over the next two years. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $60.0 million at September 30, 2004. The remaining availability at FHLB was $38.3 million at September 30, 2004. The Bank also had the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions as of September 30, 2004.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 33.55% at September 30, 2004 and 26.83% at December 31, 2003. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of September 30, 2004 and December 31, 2003 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

	September 30, 2004	December 31, 2003

Contractual Cash Obligations
Long-term borrowings	$47,000,000	52,000,000
Junior subordinated debentures	14,433,000	14,433,000
Operating lease obligations	8,421,358	8,482,928

Total	$69,854,358	74,915,928

Other Commitments
Commitments to extend credit	$117,384,364	104,729,455
Standby letters of credit and financial guarantees written	3,185,993	3,876,430

Total	$120,570,357	108,605,885

The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet under “Accrued interest payable and other liabilities” as of September 30, 2004 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above in the section entitled “Asset Liability and Interest Rate Risk Management”.

Capital Resources. Shareholders’ equity at September 30, 2004 was $50.7 million compared to $48.6 million at December 31, 2003. At September 30, 2004 and December 31, 2003, unrealized gains and losses, net of taxes, amounted to a gain of $97,000 and $588,000, respectively. Annualized return on average equity, including non-recurring income, for the nine months ended September 30, 2004 was 8.82% compared to 4.01% for the year ended December 31, 2003. Total cash dividends paid during the nine months ended September 30, 2004 amounted to $944,000 as compared to total cash dividends of $940,000 paid for the first nine months of 2003.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier 1 risk-based capital ratio was 10.77% and 10.50% at September 30, 2004 and December 31, 2003, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 12.02% and 11.75% at September 30, 2004 and December 31, 2003, respectively. In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 9.46% and 9.37% at September 30, 2004 and December 31, 2003, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.12% and 9.87% at September 30, 2004 and December 31, 2003, respectively. The total risk-based capital ratio for the Bank was 11.37% and 11.13% at September 30, 2004 and December 31, 2003, respectively. The Bank’s Tier 1 leverage capital ratio was 8.87% and 8.80% at September 30, 2004 and December 31, 2003, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2004 and December 31, 2003.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	619	$19.69	-	-

August 1-31, 2004	237	19.03	-	-

September 1-30, 2004	-	-	-	-

Total	856	$19.51	-	-

Item 3.     Defaults Upon Senior Securities

                        Not applicable

Item 4.            Submission of Matters to a Vote of Security Holders

                        Not applicable.

Item 5.            Other Information

                        Not applicable

Item 6.            Exhibits

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

Peoples Bancorp of North Carolina, Inc.

November 10, 2004	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2004	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

