Form 10-K
period 2004-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2005-03-25
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

Peoples Bancorp of North Carolina, Inc.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina
(State or Other Jurisdiction of Incorporation)

000-27205	56-2132396
(Commission File No.)	(IRS Employer Identification No.)

518 West C Street, Newton, North Carolina	28658
(Address of Principal Executive Offices)	(Zip Code)

(828) 464-5620
(Registrant’s Telephone Number, Including Area Code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value
(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                                                                     Yes  ☐      No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $47,084,335 based on the closing price of such common stock on June 30, 2004, which was $ 17.46 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,451,406 shares of common stock, outstanding at March 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2004 (the “Annual Report”), which is included as Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 5, 2005 (the “Proxy Statement”), are incorporated by reference into Part III.

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 16 offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory and Charlotte, North Carolina. At December 31, 2004, the Company had total assets of $686.3 million, net loans of $527.4 million, deposits of $556.5 million, investment securities of $105.6 million, and shareholders’ equity of $50.9 million.

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

At December 31, 2004, the Bank employed 209 full-time equivalent employees.

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

In December 2001 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I (“PEBK Trust”), which issued $14.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the prime rate plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. As discussed under the heading entitled “Recent Accounting Pronouncements” in note 1 to the consolidated financial statements included in the 2004 Annual Report of Peoples Bancorp, Inc., attached hereto as Exhibit 13, PEBK Trust was deconsolidated by the Company under FIN 46 as of December 31, 2003.

Market Area

The Bank's primary market consists of the communities in an approximately 25-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, Lincoln County, the western portion of Iredell County and portions of northeast Gaston County. The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area. The Bank has opened two offices in Mecklenburg County since June 30, 2004 specifically designed to serve the growing Latino market. The first office opened in the third quarter of 2004 and the second office opened in the first quarter of 2005.

Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Catawaba County Schools, Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Merchant Distributors, Inc (wholesale food distributor), Hickory Springs (manufacturer of foam rubber cushions), Catawba Valley Medical Center, Sherrill Furniture Company, CV Industries (furniture manufacturer) and Catawba County.

Competition

The Bank has operated in the Catawba Valley region for more than 90 years and is the only financial institution headquartered in Newton. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. Two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area. Based upon June 30, 2004 comparative data, the Bank had 20.03 % of the deposits in Catawba County, placing it third in deposit size among a total of 12 banks with branch offices in Catawba County.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2004.

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

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2004, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination which was conducted during March 2004.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others are still being implemented.

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

ITEM 2.                PROPERTIES

At December 31, 2004, the Bank conducted its business from the headquarters office in Newton, North Carolina, and its sixteen other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite and Charlotte, North Carolina. The following table sets forth certain information regarding the Bank's properties at December 31, 2004.

Owned                             Leased

Corporate Office                    1333 2nd Street NE
518 West C Street                                                          Hickory, North Carolina  28601
Newton, North Carolina  28658
                                  1910 East Main Street
420 West A Street                                                          Lincolnton, North Carolina  28092
Newton, North Carolina  28658
                                          2050 Catawba Valley Boulevard
2619 North Main Avenue                     Hickory, North Carolina  28601
Newton, North Carolina  28658
                                  760 Highway 27 West
213 1st Street, West                       Lincolnton, North Carolina  28092
Conover, North Carolina  28613
                                  102 Leonard Avenue
3261 East Main Street                    Newton, North Carolina  28658
Claremont, North Carolina  28610
                                   6300 South Boulevard
6125 Highway 16 South                 Suite 100
Denver, North Carolina  28037              Charlotte, North Carolina  28217

5153 N.C. Highway 90E
Hiddenite, North Carolina  28636

200 Island Ford Road
Maiden, North Carolina  28650

3310 Springs Road NE
Hickory, North Carolina  28601

142 South Highway 16
Denver, North Carolina  28037

106 North Main Street
Catawba, North Carolina  28609

ITEM 3.                LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Bank's shareholders during the quarter ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-3 through A-24 of the Annual Report, which section is incorporated herein by reference.

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

ITEM 9A.            CONTROLS AND PROCEDURES

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

ITEM 9B.  OTHER INFORMATION

None
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal 1 - Election of Directors - Nominees” on pages 5 and 6 of the Proxy Statement and “Proposal 1 - Election of Directors - Executive Officers” on page 10 of the Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Proposal 1 - Election of Directors - Director Compensation” on pages 9 and 10 and “- Management Compensation,” “ - Stock Benefits Plan,” “- Employment Agreements,” “- Incentive Compensation Plans,” “- Profit Sharing and 401(k) Plans,” “- Deferred Compensation Plan,” “- Supplemental Retirement Plan,” and "- Discretionary Bonuses and Service Awards," on pages 11 through 20 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners” on pages 2 through 5 of the Proxy Statement and the section captioned “Equity Compensation Plan Information” on page 14 of the Proxy Statement.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)	Independent Auditors' Report

(b)	Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

(d)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

(e)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

(g)	Notes to Consolidated Financial Statements

15(a)2.	Financial Consolidated Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the
Securities and Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 26, 2004

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on
September 2, 1999

Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe
incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman,
Jr. incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(c )	Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and
Long Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on
March 30, 2000

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron, incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and
Exchange Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (12)	Statement Regarding Computation of Ratios

Exhibit (13)	2004 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North
Carolina, Inc.

Exhibit (21)	Subsidiaries of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit 21 to the Form 10-K filed with the Securities and
Exchange Commission on March 27, 2003

Exhibit (23)(a)	Consent of Porter Keadle Moore, LLP for Registration Statement on
Form S-3 filed with the Securities and Exchange Commission on August
10, 2000

Exhibit (23)(b)	Consent of Porter Keadle Moore, LLP for Registration Statement on
Form S-8 filed with the Securities and Exchange Commission on
September 28, 2000

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the

Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

	By:	/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony W. Wolfe	President and Chief Executive Officer	March 25, 2005
Tony W. Wolfe	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 25, 2005
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 25, 2005
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 25, 2005
Douglas S. Howard

/s/ A. Joseph Lampron	Executive Vice President and Chief	March 25, 2005
A. Joseph Lampron	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 25, 2005
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 25, 2005
Gary E. Matthews

/s/ Charles F. Murray	Director	March 25, 2005
Charles F. Murray

/s/ Billy L. Price, Jr., M.D.	Director	March 25, 2005
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 25, 2005
Larry E. Robinson

/s/ Fred L. Sherrill, Jr.	Director	March 25, 2005
Fred L. Sherrill, Jr.

/s/ William Gregory Terry	Director	March 25, 2005
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 25, 2005
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 25, 2005
Benjamin I. Zachary