Form 10-Q
period 2005-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2005-05-12
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of
the Exchange Act).	Yes		No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,453,312 shares of common stock, outstanding at May 12, 2005.

INDEX

PART I. FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2005 (Unaudited) and December 31,
	2004	3

	Consolidated Statements of Earnings for the three months ended March 31, 2005
	and 2004 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended
	March 31, 2005 and 2004 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2005 and 2004 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22-23
Signatures		24
Certifications		25-27

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2004.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
Assets	2005	2004
	(Unaudited)

Cash and due from banks	$14,789,934	15,067,871
Federal funds sold	859,000	1,723,000
Cash and cash equivalents	15,648,934	16,790,871

Investment securities available for sale	103,913,432	105,598,106
Other investments	6,080,249	5,396,959
Total securities	109,993,681	110,995,065

Mortgage loans held for sale	3,090,350	3,783,175
Loans, net	532,612,126	527,419,106

Premises and equipment, net	12,924,933	12,742,730
Cash surrender value of life insurance	6,148,580	6,034,188
Accrued interest receivable and other assets	9,601,761	8,582,937
Total assets	$690,020,365	686,348,072

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$85,265,032	78,024,194
NOW, MMDA & savings	191,331,645	193,917,507
Time, $100,000 or more	144,862,102	154,300,926
Other time	136,795,166	130,279,446
Total deposits	558,253,945	556,522,073

Demand notes payable to U.S. Treasury	1,284,709	1,184,392
FHLB borrowings	61,000,000	59,000,000
Junior subordinated debentures	14,433,000	14,433,000
Accrued interest payable and other liabilities	4,315,642	4,270,755
Total liabilities	639,287,296	635,410,220

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,451,406 shares in 2005
and 3,448,581 shares in 2004	41,355,975	35,040,390
Retained earnings	10,671,056	16,018,206
Accumulated other comprehensive income	(1,293,962)	(120,744)
Total shareholders' equity	50,733,069	50,937,852

Total liabilities and shareholders' equity	$690,020,365	686,348,072

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$8,461,937	8,066,814
Interest on federal funds sold	1,480	2,640
Interest on investment securities:
U.S. Government agencies	848,356	614,010
States and political subdivisions	181,863	149,705
Other	87,033	101,592
Total interest income	9,580,669	8,934,761

Interest expense:
NOW, MMDA & savings deposits	633,320	364,657
Time deposits	1,789,677	1,891,202
FHLB borrowings	711,776	645,807
Junior subordinated debentures	207,474	162,371
Other	4,066	1,672
Total interest expense	3,346,313	3,065,709

Net interest income	6,234,356	5,869,052

Provision for loans losses	690,000	859,000

Net interest income after provision for
loan losses	5,544,356	5,010,052

Other income:
Service charges	805,260	803,243
Other service charges and fees	244,627	178,731
Mortgage banking income	103,116	72,300
Insurance and brokerage commissions	109,759	158,238
Miscellaneous	375,306	287,592
Total other income	1,638,068	1,500,104

Other expense:
Salaries and employee benefits	3,062,501	2,780,601
Occupancy	969,066	885,079
Other	1,227,280	1,053,860
Total other expenses	5,258,847	4,719,540

Earnings before income taxes	1,923,577	1,790,616

Income taxes	646,800	612,700

Net earnings	$1,276,777	1,177,916

Basic earnings per share	$0.37	0.34
Diluted earnings per share	$0.36	0.34
Cash dividends declared per share	$0.10	0.09

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Net earnings	$1,276,777	1,177,916

Other comprehensive income (loss):
Unrealized holding gains on securities
available for sale	(1,602,733)	1,262,750
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(319,000)	366,000
Reclassification adjustment for gains on derivative
financial instruments qualifying as cash flow
hedges included in net earnings	-	(305,057)

Total other comprehensive income (loss),
before income taxes	(1,921,733)	1,323,693

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	(624,264)	491,841
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(124,251)	142,557
Reclassification adjustment for gains on derivative
financial instruments qualifying as cash flow
hedges included in net earnings	-	(118,820)

Total income tax expense (benefit) related to
other comprehensive income	(748,515)	515,578

Total other comprehensive income (loss),
net of tax	(1,173,218)	808,115

Total comprehensive income (loss)	$103,559	1,986,031

See accompanying notes to consolidate financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$1,276,777	1,177,916
Net earnings
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	406,394	387,440
Provision for loan losses	690,000	859,000
Recognition of gain on sale of derivative instruments	-	(305,057)
Amortization of deferred gain on sale of premises	(5,224)	(5,224)
Loss (gain) on sale of repossessed assets	(3,067)	26,329
Change in:
Mortgage loans held for sale	692,825	(1,278,735)
Cash surrender value of life insurance	(114,392)	(48,435)
Other assets	(621,170)	(894,916)
Other liabilities	44,887	90,800

Net cash provided by operating activities	2,367,030	9,118

Cash flows from investing activities:
Purchases of investment securities available for sale	(3,014,262)	(8,371,120)
Proceeds from calls and maturities of investment securities
available for sale	3,060,492	4,557,121
Purchases of other investments	(2,600,290)	(430,000)
Proceeds from sale of other investments	1,917,000	705,000
Net change in loans	(5,904,998)	(4,719,143)
Purchases of premises and equipment	(533,451)	(240,105)
Proceeds from sale of repossessed assets	42,696	845,610

Net cash used by investing activities	(7,032,813)	(7,652,637)

Cash flows from financing activities:
Net change in deposits	1,731,872	11,399,438
Net change in demand notes payable to U.S. Treasury	100,317	210,282
Proceeds from FHLB borrowings	77,300,000	33,000,000
Repayments of FHLB borrowings	(75,300,000)	(34,000,000)
Proceeds from exercise of options	41,498	95,942
Cash paid in lieu of fractional shares	(4,700)	-
Cash dividends paid	(345,141)	(314,097)

Net cash provided by financing activities	3,523,846	10,391,565

Net change in cash and cash equivalent	(1,141,937)	2,748,046

Cash and cash equivalents at beginning of period	16,790,871	20,782,786

Cash and cash equivalents at end of period	$15,648,934	23,530,832

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

(Continued)

	2005	2004
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,410,312	3,064,979
Income taxes	$-	31,916
Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(978,469)	770,909
Change in unrealized gain (loss) on derivative financial
instruments, net	$(194,749)	37,206
Transfer of loans to other real estate and repossessions	$21,978	156,351
Financed sale of other real estate	$-	340,000
Transfer of retained earnings to common stock for
issuance of stock dividend	$6,274,087	-

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the notes to consolidated financial statements in the Company’s 2005 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 5, 2005 Annual Meeting of Shareholders.

(2)           Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2005 and 2004:

	2005	2004

Balance, beginning of period	$8,048,627	9,722,267
Provision for loan losses	690,000	859,000
Less:
Charge-offs	(1,404,263)	(1,722,381)
Recoveries	85,216	70,028
Net charge-offs	(1,319,047)	(1,652,353)

Balance, end of period	$7,419,580	8,928,914

(3)	Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2005 and 2004 is as follows:

For the three months ended March 31, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,276,777	3,450,274	$0.37
Effect of dilutive securities:
Stock options	-	53,321
Diluted earnings per share	$1,276,777	3,503,595	$0.36

For the three months ended March 31, 2004

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,177,916	3,454,700	$0.34
Effect of dilutive securities:
Stock options	-	47,106
Diluted earnings per share	$1,177,916	3,501,806	$0.34

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

If a derivative instrument designated as a fair value hedge is terminated or the hedge designation removed, the difference between a hedged item’s then carrying amount and its face amount is recognized into income over the original hedge period. Likewise, if a derivative instrument designated as a cash flow hedge in terminated or the hedge designation removed, related amounts accumulated in other accumulated comprehensive income are reclassified into earnings over the original hedge period during which the hedged item affects income.

The Company formally documents all hedging relationships, including an assessment that the derivative instruments are expected to be highly effective in offsetting the changes in fair values or cash flows of the hedged items.

As of March 31, 2005, the Company had cash flow hedges with a notional amount of $55.0 million. These derivative instruments consisted of two interest rate swap agreements that were used to convert floating rate loans to fixed rate for a period of three years ending in April 2006 and September 2006. Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The terms of the swaps are determined based on management’s assessment of future interest rates and other factors. Accrued expense and other liabilities includes $1.1 million which represents the adjusted fair value of these cash flow hedges resulting in an after-tax decrease in accumulated other comprehensive income of $648,000. As of March 31, 2005, no ineffectiveness was recorded in earnings.

(5)	Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At March 31, 2005, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $125.3 million and $3.2 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $125.3 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees. A total of 354,046 shares were reserved for possible issuance under this Plan. All rights must be granted or awarded within ten years from the effective date.

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire after ten years. A summary of the activity for the three months ended March 31, 2005 and 2004 is presented below:

	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
	Shares	Weighted Average Option Price Per Share	Shares	Weighted Average Option Price Per Share

Outstanding, beginning of period	202,401	$13.68	216,713	$13.76
Forfeited during the period	(1,194)	12.82	-	-
Exercised during the period	(3,065)	$13.54	(7,959)	$12.05

Outstanding, end of period	198,142	$13.39	208,754	$13.31

Number of shares exercisable	170,281	$13.37	141,881	$13.16

The Plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts listed below. The Company did not grant any options during the three months ended March 31, 2005.

		Three months ended
		March 31, 2005

Net earnings	As reported	$1,276,777
	Effect of grants, net of tax	(26,371)
	Effect of forfeitures, net of tax	4,811

	Proforma	$1,255,217

Basic earnings per share	As reported	$0.37
	Proforma	$0.36

Diluted earnings per share	As reported	$0.36
	Proforma	$0.36

(7)	Stock Dividend

On February 17, 2005, the Board of Directors of the Company authorized a 10% stock dividend and a $0.10 per share cash dividend. As a result of the stock dividend, each shareholder received one new share of stock for every ten shares of stock they held as of the record date. Shareholders received a cash payment in lieu of any fractional shares resulting from the stock dividend. The cash dividend was paid based on the number of shares held by shareholders as adjusted by the stock dividend. The stock and cash dividends were paid on March 16, 2005 to shareholders of record on March 3, 2005. All previously reported per share amounts have been restated to reflect this stock dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. Peoples Bancorp is a registered bank holding company operating under the supervision of the Federal Reserve Board and the parent company of Peoples Bank (the “Bank”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander and Mecklenburg Counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Federal Reserve has increased the Federal Funds Rate a total of 1.75% since June 2004 with the rate set at 2.75% as of March 31, 2005. These increases had a positive impact on first quarter earnings and should continue to have a positive impact on the Bank’s net interest income in the future periods. The positive impact from the increase in the Federal Funds Rate has been partially offset by the decrease in earnings realized on interest rate swaps utilized by the Company to covert some variable rate loans to fixed rate. These swaps were put in place during the time that the Federal Funds Rate approached 1.00% and helped to offset the decline in income experienced in 2003 and 2004 because of the reductions in the Federal Funds Rate that the Federal Reserve implemented from January 2001 to June 2003.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. The following is a summary of some of the more subjective and complex accounting policies of the Company. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May

5, 2005 Annual Meeting of Shareholders. The following is a summary of the more subjective and complex accounting policies of the Company.

Many of the Company’s assets and liabilities are recorded using various techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques. The Company’s internal models generally involve present value of cash flow techniques. The various techniques are discussed in greater detail elsewhere in management’s discussion and analysis and the notes to the consolidated financial statements.

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

In November 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2003. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for periods beginning after December 31, 2005. The Company is still evaluating the transition provisions allowed by SFAS No. 123 (R) and expects to adopt in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Results of Operations
Summary. Net earnings for the first quarter of 2005 were $1.3 million, or $0.37 basic net earnings per share and $0.36 diluted net earnings per share as compared to $1.2 million, or $0.34 basic and diluted net earnings per share for the same period one year ago. The increase in net earnings is primarily attributable to an increase in net interest income, an increase in non-interest and a decrease in the provision for loan losses, which was partially offset by an increase in non-interest expense.

The annualized return on average assets was 0.75% for the three months ended March 31, 2005 compared to 0.70% for the same period in 2004, and annualized return on average shareholders' equity was 9.96% for the three months ended March 31, 2005 compared to 9.47% for the same period in 2004.

Net Interest Income. Net interest income, the major component of the Company's net income, was $6.2 million for the three months ended March 31, 2005, an increase of 6% over the $5.9 million earned in the same period in 2004. The increase in net interest income for the first quarter of 2005 was attributable to an increase in interest income due to increases in the prime rate resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of investment securities available for sale.

Interest income increased $646,000 or 7% for the three months ended March 31, 2005 compared with the same period in 2004. The increase was due to an increase in the average yield received on loans due to Federal Reserve interest rate increases combines with an increase in the average outstanding balance of investment securities available for sale. Average investment securities available for sale increased $24.4 million to $104.5 million as of March 31, 2005 from $80.1 million for the period ended March 31, 2004.

Interest expense increased $281,000 or 9% for the three months ended March 31, 2005 compared with the same period in 2004. The increase in interest expense was due to an increase in the cost of funds to 2.46% for the three months ended March 31, 2005 from 2.23% for the same period in 2004, combined with an increase in volume of interest bearing liabilities. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing demand accounts and certificates of deposit. The average rate paid on interest-bearing demand accounts was 1.34% for the three months ended March 31, 2005 as compared to 0.91% for the same period of 2004. The average rate paid on certificates of deposits was 2.60% for the three months ended March 31, 2005 from 2.41% for the same period one year ago.

Provision for Loan Losses. For the three months ended March 31, 2005, a contribution of $690,000 was to made to the provision for loan losses compared to $859,000 for the same period one year ago. This decrease is due to an $11.2 million reduction in classified loans as of March 31, 2005 when compared to March 31, 2004.

Non-Interest Income. Total non-interest income was $1.6 million in the first quarter of 2005, a 9% increase over the $1.5 million for the same period in 2004. This increase is primarily due to an increase in fee income, mortgage banking income and other miscellaneous income. Service charges were $805,000 and $803,000 for the three months ended March 31, 2005 and 2004, respectively. Other service charges and fees increased 37% to $245,000 for the period ended March 31, 2005 when compared to the same period one year ago. This increase is primarily attributable to fee income from the Bank’s Banco de la Gente branches. Mortgage banking income increased $31,000 or 43% during the three months ended March 31, 2005 as compared to the corresponding period in 2004. Miscellaneous income was $375,000 for the three months ended March 31, 2005, a 31% increase from $288,000 for the same period in 2004. This increase in miscellaneous income was partially attributable to an increase of $54,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts and the issuance of cards in March 2004 to account holders who previously had not held debit cards.

Non-Interest Expense. Total non-interest expense increased 11% to $5.3 million for the first quarter of 2005 as compared to $4.7 million for the corresponding period in 2004. Salary and employee benefits totaled $3.1 million for the three months ended March 31, 2005, an increase of 10% from the same period in 2004. The increase in salary and employee benefits is due to normal salary increases and increased employee incentive expense. Occupancy expense increased 9% for the quarter ended March 31, 2005 due to an increase in furniture and equipment expense and lease expense. The increase in furniture and equipment expense and lease expense in 2005 was due to software purchases for the Bank and overhead expenses, including lease agreements, associated with the opening of the Bank’s Banco de la Gente branches. Other non-interest expense increased 16% to $1.2 million for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in other non-interest expense was primarily due to an increase in advertising expense and deposit program expense.

Income Taxes. The Company reported income taxes of $647,000 and $613,000 for the first quarters of 2005 and 2004, respectively. This represented effective tax rates of 34% for the respective periods.

Analysis of Financial Condition
Investment Securities. Available-for-sale securities amounted to $103.9 million at March 31, 2005 compared to $105.6 million at December 31, 2004. This decrease is attributable to additional unrealized losses associated with the available for sale investment securities portfolio during the three months ended March 31, 2005. Unrealized gains and losses on the available for sale investment securities portfolio amounted to an unrealized loss of $1.1 million at March 31, 2005 as compared to an unrealized gain of $544,000 at December 31, 2004. Average investment securities available for sale for the three months ended March 31, 2005 amounted to $104.5 million compared to $93.8 million for the year ended December 31, 2004.

Loans. At March 31, 2005, loans amounted to $540.0 million compared to $535.5 million at December 31, 2004, an increase of $4.5 million. Average loans represented 83% of total earning assets for the three months ended March 31, 2005 as compared to 84% for the year ended December 31, 2004. Mortgage loans held for sale were $3.1 million and $3.8 million at March 31, 2005 and December 31, 2004, respectively.

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

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at March 31, 2005 and December 31, 2004.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade		Percentage
	03/31/2005	12/31/2004	03/31/2005	12/31/2004
Risk 1 (Excellent Quality)	14.02%	13.44%	0.15%	0.15%
Risk 2 (High Quality)	22.65%	23.03%	0.50%	0.50%
Risk 3 (Good Quality)	54.75%	53.89%	1.00%	1.00%
Risk 4 (Management Attention)	4.78%	5.67%	2.50%	2.50%
Risk 5 (Watch)	0.88%	0.95%	7.00%	7.00%
Risk 6 (Substandard)	0.80%	0.61%	12.00%	12.00%
Risk 7 (Low Substandard)	0.72%	1.46%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%

At March 31, 2005 there was one relationship exceeding $1.0 million in the Watch risk grade, two relationships exceeding $1.0 million each (which totaled $2.6 million) in the Substandard risk grade and one relationship exceeding $1.0 million (which totaled $3.2 million) in the Low Substandard risk grade. Balances of individual relationships exceeding $1.0 million in these risk grades ranged from $1.1 million to $3.2 million. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At March 31, 2005 and December 31, 2004, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $7.6 million and $5.3 million, respectively, with related allowance for loan losses of approximately $1.2 million and $787,000, respectively.

The allowance for loan losses decreased to $7.4 million or 1.37% of total loans outstanding at March 31, 2005 as compared to $8.0 million, or 1.50% of total loans outstanding as of December 31, 2004. The decrease was the result of charge-offs taken during the three months ended March 31, 2005 totaling $1.4 million.

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

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg County. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At March 31, 2005, approximately 6% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $8.3 million at March 31, 2005 or 1.20% of total assets, compared to $6.0 million at December 31, 2004, or 0.88% of total assets. Non-accrual loans were $7.5 million at March 31, 2005, an increase of $2.4 million from non-accruals of $5.1 million at December 31, 2004. As a percentage of total loans outstanding, non-accrual loans were 1.40% at March 31, 2005 compared to 0.95% at December 31, 2004. The Bank had loans ninety days past due and still accruing at March 31, 2005 of $69,000 as compared to $245,000 at December 31, 2004. Other real estate owned totaled $664,000 as of March 31, 2005 as compared to $682,000 at December 31, 2004. The Bank had no repossessed assets as of March 31, 2005 and December 31, 2004. The increase in non-accrual loans was primarily due to the movement to non-accrual of one relationship totaling $2.7 million that is a furniture manufacturer.

Total non-performing loans, which includes non-accrual loans and loans ninety days past due and still accruing, were $7.6 million and $5.3 million at March 31, 2005 and December 31, 2004, respectively. This increase is the result of the movement to non-accrual of one relationship totaling $2.7 million that is a furniture manufacturer. The ratio of non-performing loans to total loans was 1.41% at March 31, 2005, as compared to 1.00% at December 31, 2004.

   Deposits. Total deposits at March 31, 2005 were $558.3 million, an increase of $1.7 million over deposits of $556.5 million at December 31, 2004. Certificates of deposit in amounts greater than $100,000 or more totaled $144.9 million at March 31, 2005 as compared to $154.3 million at December 31, 2004. At March 31, 2005, brokered deposits amounted to $44.4 million as compared to $39.4 million at December 31, 2004. This reflects management’s efforts to manage the cost of funds by replacing high cost local deposits with lower cost brokered deposits to fund loan growth. Brokered deposits are generally considered to be more susceptible to withdrawal as a result of interest rate changes and to be a less stable source of funds, as compared to deposits from the local market. Brokered deposits outstanding as of March 31, 2005 had a weighted average rate of 2.86% with a weighted average original term of 21 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $61.0 million at March 31, 2005 compared to $59.0 million at December 31, 2004. The average balance of FHLB borrowings for the three months ended March 31, 2005 was $66.1 million compared to $58.7 million for the year ended December 31, 2004. At March 31, 2005, FHLB borrowings with maturities exceeding one year amounted to $49.5 million. The FHLB has the option to convert $47.0 million of the total advances, the Bank may repay advances without payment of a prepayment fee.

The Company had no federal funds purchased as of March 31, 2005 or December 31, 2004.

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

               The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Average rate sensitive assets at March 31, 2005 totaled $650.4 million, exceeding average rate sensitive liabilities of $552.3 million by $98.1 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. These contracts consist of interest rate swap agreements under which the Company converted $55.0 million of variable rate loans to a fixed rate. At March 31, 2005, the Company had two interest rate swap contracts outstanding, accounted for as cash flow hedges. Under the first swap agreement, the Company receives a fixed rate of 5.22% and pays a variable rate based on the current prime rate (5.75% at March 31, 2005) on a notional amount of $25.0 million. The swap agreement matures in April 2006. Under the second swap agreement, the Company receives a rate of 5.41% and pays a variable rate based on the current prime rate (5.75% at March 31, 2005) on a notional amount of $30.0 million. The swap agreement matures in September 2006. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company’s financial condition or results of operations.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2005, there were $963,700 in loans that are tied to the prime rate and had interest rate floors in effect pursuant to the terms of the promissory notes on these loans. These loans have a weighted average difference of 0.25% between the floor rate and the contract rate without the interest rate floor.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2005 such unfunded commitments to extend credit were $125.3 million, while commitments in the form of standby letters of credit totaled $3.2 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2005, the Company’s core deposits totaled $413.4 million, or 74% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At March 31, 2005, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $44.4 million, which mature over the next two years. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $61.0 million at March 31, 2005. The remaining availability at FHLB was $41.2 million at March 31, 2005. The Bank also had the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions as of March 31, 2005.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 33.86% at March 31, 2005 and 34.82% at December 31, 2004. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2005 and December 31, 2004 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

	March 31, 2005	December 31, 2004

Contractual Cash Obligations
Long-term borrowings	$49,500,000	57,000,000
Junior subordinated debentures	14,433,000	14,433,000
Operating lease obligations	8,229,234	8,280,080

Total	$72,162,234	79,713,080

Other Commitments
Commitments to extend credit	$125,327,393	123,093,680
Standby letters of credit and financial guarantees written	3,161,826	3,278,326

Total	$128,489,219	126,372,006

The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet under “Accrued interest payable and other liabilities” as of March 31, 2005 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above in the section entitled “Asset Liability and Interest Rate Risk Management”.

Capital Resources. Shareholders’ equity at March 31, 2005 was $50.7 million compared to $50.9 million at December 31, 2004. At March 31, 2005 and December 31, 2004, unrealized losses, net of taxes, amounted to $1.3 million and $121,000, respectively. The increase in unrealized losses at March 31, 2005 is primarily attributable to a decrease in the market value of available for sale securities and derivative instruments. Management expects that accumulated comprehensive income will continue to be less than prior periods due to anticipated reductions in the market value of available for sale investments securities and derivative instruments resulting from projected interest rate increases. Annualized return on average equity for the three months ended March 31, 2005 was 9.96% compared to 9.47% for the year ended December 31, 2004. Total cash dividends paid during the three months ended March 31, 2005 amounted to $345,000 as compared to total cash dividends of $314,000 paid for the first three months of 2004.

During first quarter 2005, the Company declared and distributed a 10% stock dividend to its shareholders. All previously reported per share amounts have been restated to reflect the stock dividend.

In 2004, the Company repurchased $291,000, or 15,100 shares of its common stock as part of the stock repurchase plan implemented in November 2004, which expires in November 2005.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier I capital ratio was 11.03% and 10.97% at March 31, 2005 and December 31, 2004, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 12.27% and 12.22% at March 31, 2005 and December 31, 2004, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier I leverage capital ratio was 9.59% and 9.50% at March 31, 2005 and December 31, 2004, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.39% and 10.35% at March 31, 2005 and December 31, 2004, respectively. The total risk-based capital ratio for the Bank was 11.64% and 11.60% at March 31, 2005 and December 31, 2004, respectively. The Bank’s Tier 1 leverage capital ratio was 9.03% and 8.95% at March 31, 2005 and December 31, 2004, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2005 and December 31, 2004.

The capital treatment of trust preferred securities has been reviewed recently by the Federal Reserve Bank due to PEBK Trust being deconsolidated in accordance with FIN 46. The Federal Reserve Bank’s proposal for capital treatment of trust preferred securities, released May 4, 2004, would continue to permit the inclusion of trust preferred securities in Tier 1 capital of bank holding companies. Further discussions of FIN 46 are included under “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2005 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2005	638	$ 11.80	-	-

February 1 - 28, 2005	358	6.56	-	-

March 1 - 31, 2005	-	-	-	-

Total	996	$ 18.36	-	-

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable

Item 6.    Exhibits

Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the
Securities and Exchange Commission on March 26, 2004

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-
A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman, Jr.
incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the

Securities and Exchange Commission on March 30, 2000

Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 12, 2005	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2005	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)