Form 10-Q
period 2005-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2005-08-11
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,453,312 shares of common stock, outstanding at August 11, 2005.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2005 (Unaudited) and December 31,
	2004	3

	Consolidated Statements of Earnings for the three months ended June 30, 2005
	and 2004 (Unaudited), and for the six months ended June 30, 2005 and 2004
	(Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended
	June 30, 2005 and 2004 (Unaudited), and for the six months ended June 30,
	2005 and 2004 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005
	and 2004 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	24
Item 6.	Exhibits	24-25
Signatures		26
Certifications		27-29

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,”“anticipate,”“estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2004.

PART I.            FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
Assets	2005	2004
	(Unaudited)

Cash and due from banks	$20,211,985	15,067,871
Federal funds sold	2,767,000	1,723,000
Cash and cash equivalents	22,978,985	16,790,871

Investment securities available for sale	105,768,532	105,598,106
Other investments	6,494,249	5,396,959
Total securities	112,262,781	110,995,065

Mortgage loans held for sale	3,356,750	3,783,175

Loans	551,104,351	535,467,733
Less allowance for loan losses	(8,021,456)	(8,048,627)
Net loans	543,082,895	527,419,106

Premises and equipment, net	13,008,791	12,742,730
Cash surrender value of life insurance	6,202,973	6,034,188
Accrued interest receivable and other assets	8,665,824	8,582,937
Total assets	$709,558,999	686,348,072

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$94,679,521	78,024,194
NOW, MMDA & savings	184,084,578	193,917,507
Time, $100,000 or more	151,069,343	154,300,926
Other time	139,014,564	130,279,446
Total deposits	568,848,006	556,522,073

Demand notes payable to U.S. Treasury	801,899	1,184,392
FHLB borrowings	69,000,000	59,000,000
Junior subordinated debentures	14,433,000	14,433,000
Accrued interest payable and other liabilities	3,832,783	4,270,755
Total liabilities	656,915,688	635,410,220

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,453,312 shares in 2005
and 3,448,341 shares in 2004	41,378,990	35,040,390
Retained earnings	11,933,784	16,018,206
Accumulated other comprehensive income	(669,463)	(120,744)
Total shareholders' equity	52,643,311	50,937,852

Total liabilities and shareholders' equity	$709,558,999	686,348,072

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$9,220,188	7,913,382	17,682,125	15,980,196
Interest on federal funds sold	1,425	6,787	2,905	9,427
Interest on investment securities:
U.S. Government agencies	854,201	668,074	1,702,557	1,282,084
States and political subdivisions	180,632	163,149	362,495	312,854
Other	91,924	95,395	178,957	196,987
Total interest income	10,348,370	8,846,787	19,929,039	17,781,548

Interest expense:
NOW, MMDA & savings deposits	641,962	411,448	1,275,282	776,105
Time deposits	2,101,247	1,783,441	3,890,924	3,674,643
FHLB borrowings	710,008	643,017	1,421,784	1,288,824
Junior subordinated debentures	225,516	162,371	432,990	324,743
Other	7,045	1,487	11,111	3,159
Total interest expense	3,685,778	3,001,764	7,032,091	6,067,474

Net interest income	6,662,592	5,845,023	12,896,948	11,714,074

Provision for loans losses	723,000	868,000	1,413,000	1,727,000

Net interest income after provision for loan losses	5,939,592	4,977,023	11,483,948	9,987,074

Other income:
Service charges	947,309	881,111	1,752,569	1,684,355
Other service charges and fees	270,865	148,299	515,492	327,030
Mortgage banking income	101,640	84,481	204,756	156,781
Insurance and brokerage commissions	102,761	97,964	212,520	256,203
Miscellaneous	419,181	318,851	794,487	606,392
Total other income	1,841,756	1,530,706	3,479,824	3,030,761

Other expense:
Salaries and employee benefits	2,971,765	2,766,467	6,034,266	5,547,068
Occupancy	988,560	893,757	1,957,626	1,778,836
Other	1,340,364	1,213,243	2,567,644	2,267,053
Total other expenses	5,300,689	4,873,467	10,559,536	9,592,957

Earnings before income taxes	2,480,659	1,634,262	4,404,236	3,424,878

Income taxes	872,600	547,000	1,519,400	1,159,700

Net earnings	$1,608,059	1,087,262	2,884,836	2,265,178

Basic earnings per share	$0.47	0.31	0.84	0.66
Diluted earnings per share	$0.46	0.31	0.82	0.65
Cash dividends declared per share	$0.10	0.09	0.20	0.18

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,608,059	1,087,262	2,884,836	2,265,178

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	696,306	(3,634,998)	(906,427)	(2,372,248)
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	243,826	(1,081,000)	(75,174)	(715,000)
Reclassification adjustment for losses (gains) on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	82,798	(246,313)	82,798	(551,370)

Total other comprehensive income (loss),
before income taxes	1,022,930	(4,962,311)	(898,803)	(3,638,618)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	271,211	(1,415,832)	(353,053)	(923,991)
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	94,970	(421,049)	(29,281)	(278,492)
Reclassification adjustment for losses (gains) on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	32,250	(95,939)	32,250	(214,759)

Total income tax expense (benefit) related to
other comprehensive income	398,431	(1,932,820)	(350,084)	(1,417,242)

Total other comprehensive income (loss),
net of tax	624,499	(3,029,491)	(548,719)	(2,221,376)

Total comprehensive income (loss)	$2,232,558	(1,942,229)	2,336,117	43,802

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$2,884,836	2,265,178
Net earnings
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	836,359	794,433
Provision for loan losses	1,413,000	1,727,000
Recognition of gain on sale of derivative instruments	82,798	(551,370)
Amortization of deferred gain on sale of premises	(10,447)	(10,448)
Gain on sale of premises and equipment	(1,088)	-
Loss (gain) on sale of repossessed assets	(2,859)	27,376
Change in:
Mortgage loans held for sale	426,425	(2,342,425)
Cash surrender value of life insurance	(168,785)	(891,870)
Other assets	1,010,727	(1,089,494)
Other liabilities	(437,971)	945,777

Net cash provided by operating activities	6,032,995	874,157

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,655,522)	(23,563,918)
Proceeds from calls and maturities of investment securities
available for sale	5,503,368	8,734,571
Purchases of other investments	(4,395,790)	(1,582,500)
Proceeds from sale of other investments	3,298,500	1,177,500
Net change in loans	(17,111,546)	2,880,017
Purchases of premises and equipment	(987,910)	(778,317)
Proceeds from sale of premises and equipment	1,750	1,179,833
Proceeds from sale of repossessed assets	59,487	-
Payment from sale of derivative financial instruments	(870,000)	-

Net cash used by investing activities	(21,157,663)	(11,952,814)

Cash flows from financing activities:
Net change in deposits	12,325,933	1,226,019
Net change in demand notes payable to U.S. Treasury	(382,493)	772,142
Proceeds from FHLB borrowings	129,500,000	59,050,000
Repayments of FHLB borrowings	(119,500,000)	(49,550,000)
Proceeds from exercise of options	64,514	179,764
Cash paid in lieu of fractional shares	(4,700)	-
Cash dividends paid	(690,472)	(628,923)

Net cash provided by financing activities	21,312,782	11,049,002

Net change in cash and cash equivalent	6,188,114	(29,655)

Cash and cash equivalents at beginning of period	16,790,871	20,782,786

Cash and cash equivalents at end of period	$22,978,985	20,753,131

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six months ended June 30, 2005 and 2004

(Continued)

	2005	2004
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,951,184	5,764,638
Income taxes	$814,000	692,966
Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(553,373)	(1,448,257)
Change in unrealized gain (loss) on derivative financial
instruments, net	$4,654	(773,119)
Transfer of loans to other real estate and repossessions	$34,757	693,715
Financed sale of other real estate	$-	340,000
Transfer of retained earnings to common stock for
issuance of stock dividend	$6,274,087	-

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

(2)           Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2005 and 2004:
	2005	2004

Balance, beginning of period	$8,048,627	9,722,267
Provision for loan losses	1,413,000	1,727,000
Less:
Charge-offs	(1,681,002)	(2,418,702)
Recoveries	240,831	122,523
Net charge-offs	(1,440,171)	(2,296,179)

Balance, end of period	$8,021,456	9,153,088

(3)           Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2005 is as follows:

For the three months ended June 30, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,608,059	3,452,621	$0.47
Effect of dilutive securities:
Stock options	-	48,312
Diluted earnings per share	$1,608,059	3,500,933	$0.46

For the six months ended June 30, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,884,836	3,451,454	$0.84
Effect of dilutive securities:
Stock options	-	50,803
Diluted earnings per share	$2,884,836	3,502,257	$0.82

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2004 is as follows:

For the three months ended June 30, 2004

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,087,262	3,460,689	$0.31
Effect of dilutive securities:
Stock options	-	43,393
Diluted earnings per share	$1,087,262	3,504,082	$0.31

For the six months ended June 30, 2004

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,265,178	3,457,695	$0.66
Effect of dilutive securities:
Stock options	-	45,250
Diluted earnings per share	$2,265,178	3,502,945	$0.65

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

The Company settled two previously outstanding interest rate swap agreements during the quarter ended June 30, 2005. The first swap with a notional amount of $25.0 million and scheduled to mature in April 2006 was sold for a loss of $318,000. The second swap with a notional amount of $30.0 million and scheduled to mature in September 2006 was sold for a loss of $552,000. The losses realized upon settlement are being recognized over the original term of the agreements and during the six-month period ended June 30, 2005, losses of approximately $83,000 were recognized.

(5)           Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At June 30, 2005, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $122.7 million and $3.1 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $122.7 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire after ten years. A summary of the activity for the three and six months ended June 30, 2005 and 2004 is presented below:

	Three months ended		Three months ended
	June 30, 2005		June 30, 2004
	Shares	Weighted Average Option Price Per Share	Shares	Weighted Average Option Price Per Share

Outstanding, beginning of period	198,142	$13.39	208,754	$13.31
Granted during the period	-	-	2,200	17.01
Forfeited during the period	-	-	-	-
Exercised during the period	(1,906)	12.08	(6,411)	13.07

Outstanding, end of period	196,236	$13.40	204,543	$13.12

Number of shares exercisable	169,108	$13.40	141,881	$13.16

	Six months ended		Six months ended
	June 30, 2005		June 30, 2004
	Shares	Weighted Average Option Price Per Share	Shares	Weighted Average Option Price Per Share

Outstanding, beginning of period	202,401	$13.68	216,713	$13.76
Granted during the period	-	-	2,200	17.01
Forfeited during the period	(1,194)	12.82	-	-
Exercised during the period	(4,971)	12.98	(14,370)	12.51

Outstanding, end of period	196,236	$13.40	204,543	$13.35

Number of shares exercisable	169,108	$13.40	141,881	$13.16

The Plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts listed below. The Company did not grant any options during the three months ended June 30, 2005.

		Three months ended	Three months ended
		June 30, 2005	June 30, 2004
Net earnings	As reported	$1,608,059	$1,087,262
	Effect of grants, net of tax	(21,126)	(56,096)
	Effect of forfeitures, net of tax	-	-

	Proforma	$1,586,933	$1,031,166

Basic earnings per share	As reported	$0.47	$0.31
	Proforma	$0.46	$0.30

Diluted earnings per share	As reported	$0.46	$0.31
	Proforma	$0.45	$0.29

		Six months ended	Six months ended
		June 30, 2005	June 30, 2004
Net earnings	As reported	$2,884,836	$2,265,178
	Effect of grants, net of tax	(45,458)	(112,192)
	Effect of forfeitures, net of tax	3,207	-

	Proforma	$2,842,585	$2,152,986

Basic earnings per share	As reported	$0.84	$0.66
	Proforma	$0.82	$0.62

Diluted earnings per share	As reported	$0.82	$0.65
	Proforma	$0.81	$0.61

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

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. Peoples Bancorp is the parent company of Peoples Bank (the “Bank”) and a registered bank holding company operating under the supervision of the Federal Reserve Board. The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander and Mecklenburg Counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

Overview
Our business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment securities portfolios and our cost of funds, which consists of interest paid on deposits and borrowed funds. Net interest income also is affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Our profitability is also affected by the level of other income and operating expenses. Other income consists primarily of miscellaneous fees related to our loans and deposits, mortgage banking income and commissions from sales of annuities and mutual funds. Operating expenses consist of compensation and benefits, occupancy related expenses, federal deposit and other insurance premiums, data processing, advertising and other expenses.

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

The Federal Reserve has increased the Federal Funds Rate a total of 2.25% since June 2004 with the rate set at 3.25% as of June 30, 2005, including the last change made on June 30, 2005. These increases had a positive impact on second quarter earnings and should continue to have a positive impact on the Bank’s net interest income in the future periods. The positive impact from the increase in the Federal Funds Rate has been partially offset by the decrease in earnings realized on interest rate swaps utilized by the Company to covert some variable rate loans to fixed rate. These swaps were put in place during the time that the Federal Funds Rate approached 1.00% and helped to offset the decline in income experienced in 2003 and 2004 because of the reductions in the Federal Funds Rate that the Federal Reserve implemented from January 2001 to June 2003.

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

In November 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2003. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company’s results of operations, financial position or cash flows. On June 29, 2005, the FASB Staff recommended to the FAS Board to nullify paragraphs 10-18 of EITF 03-1. FASB is scheduled to issue a final FSP in the third quarter of 2005.

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

Results of Operations
Summary. Net earnings for the second quarter of 2005 were $1.6 million, or $0.47 basic net earnings per share and $0.46 diluted net earnings per share as compared to $1.1 million, or $0.31 basic and diluted net earnings per share for the same period one-year ago. The increase in net earnings is primarily attributable to an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses, which was partially offset by an increase in non-interest expense.

The annualized return on average assets was 0.93% for the three months ended June 30, 2005 compared to 0.64% for the same period in 2004, and annualized return on average shareholders' equity was 12.27% for the three months ended June 30, 2005 compared to 8.78% for the same period in 2004.

Net earnings for the six months ended June 30, 2005 were $2.9 million, or $0.84 basic net earnings per share and $0.82 diluted net earnings per share. The increase in net earnings for the six-month period ended June 30, 2005 is primarily attributable to an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses, which were partially offset by an increase in non-interest expense.

The annualized return on average assets was 0.84% for the six months ended June 30, 2005 compared to 0.67% for the same period in 2004, and annualized return on average shareholders’ equity was 10.96% for the six months ended June 30, 2005 compared to 9.03% for the same period in 2004.

Net Interest Income. Net interest income, the major component of the Company's net income, was $6.7 million for the three months ended June 30, 2005, an increase of 14% over the $5.8 million earned in the same period in 2004. The increase in net interest income for the second quarter of 2005 was primarily attributable to an increase in interest income offsetting an increase in interest expense.

Interest income increased $1.5 million or 17% for the three months ended June 30, 2005 compared with the same period in 2004. The increase was due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of investment securities available for sale. During the quarter ended June 30, 2005 average investment securities available for sale increased $16.3 million to $105.4 million from $89.1 million for the three months ended June 30, 2004.

Interest expense increased $684,000 or 23% for the three months ended June 30, 2005 compared with the same period in 2004. The increase in interest expense was due to an increase in the cost of funds to 2.66% for the three months ended June 30, 2005 from 2.18% for the same period in 2004, combined with an increase in volume of interest-bearing liabilities. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing checking and savings accounts and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 1.37% for the three months ended June 30, 2005 as compared to 0.96% for the same period of 2004. The average rate paid on certificates of deposits was 2.92% for the three months ended June 30, 2005 from 2.33% for the same period one year ago.

Net interest income for the six-month period ended June 30, 2005 was $12.9 million, an increase of 10% over net interest income of $11.7 million for the six months ended June 30, 2004. The increase in net interest income for the six months ended June 30, 2005 was primarily attributable to an increase in interest income offsetting an increase in interest expense.

Interest income increased $2.1 million or 12% to $19.9 million for the six months ended June 30, 2005 compared to $17.8 million for the same period in 2004. The increase was primarily due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of investment securities available for sale. Average investment securities available for sale increased 24% to $104.9 million in the six months ended June 30, 2005 compared to the same period in 2004. All other interest-earning assets including federal funds sold decreased to an average of $7.0 million in the six months ended June 30, 2005 from $8.3 million in the same period in 2004. The tax equivalent yield on average earning assets increased to 6.23% for the six months ended June 30, 2005 from 5.62% for the six months ended June 30, 2004.

Interest expense increased 16% to $7.0 million for the six months ended June 30, 2005 compared to $6.1 million for the corresponding period in 2004. The increase in interest expense was due to an increase in the cost of funds to 2.56% for the six months ended June 30, 2005 from 2.20% for the same period in 2004. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing checking and savings accounts and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 1.35% for the six months ended June 30, 2005 as compared to 0.94% for the same period in 2004. The average rate paid on certificates of deposits was 2.77% for the six months ended June 30, 2005 from 2.36% for the same period one year ago.

Provision for Loan Losses. For the three months ended June 30, 2005, a contribution of $723,000 was made to the provision for loan losses compared to $868,000 for the same period one year ago. This decrease is due to a $10.3 million reduction in classified loans as of June 30, 2005 when compared to June 30, 2004.

For the six months ended June 30, 2005 a contribution of $1.4 million was made to the provision for loan losses compared to a $1.7 million contribution to the provision for loan losses for the six months ended June 30, 2004. The decrease in the provision for loan losses reflects a reduction in classified loans.

Non-Interest Income. Total non-interest income was $1.8 million in the second quarter of 2005, a 20% increase over the $1.5 million for the same period in 2004. This increase is primarily due to an increase in fee income, mortgage banking income and other miscellaneous income. Service charges were $947,000 and $881,000 for the three months ended June 30, 2005 and 2004, respectively. This increase is primarily due to an increase of $73,000 in NSF fee income. Other service charges and fees increased 83% to $271,000 for the three-month period ended June 30, 2005 when compared to the same period one year ago. This increase is primarily attributable to an increase of $70,000 in check cashing fee income and an increase of $39,000 in miscellaneous fee income. Mortgage banking income increased $17,000 or 20% during the three months ended June 30, 2005 as compared to the corresponding period in 2004. Miscellaneous income was $419,000 for the three months ended June 30, 2005, a 31% increase from $319,000 for the same period in 2004. This increase in miscellaneous income was partially attributable to an increase of $41,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts and a $28,000 increase in income from the Bank’s Real Estate Advisory Services, Inc. subsidiary.

Total non-interest income was $3.5 million for the six months ended June 30, 2005, a 15% increase over the $3.0 million for the same period in 2004. This increase is primarily due to an increase in fee income, mortgage banking income and other miscellaneous income. Service charges were $1.8 million for the six months ended June 30, 2005, a 4% increase over the same period in 2004. This increase is primarily due to an increase of $98,000 in NSF fee income. Other service charges and fees increased 58% to $515,000 for the six months ended June 30, 2005 when compared to the same period one year ago. This increase is primarily attributable to an increase of $108,000 in check cashing fee income and an increase of $65,000 in miscellaneous fee income. Mortgage banking income increased 31% to $48,000 for the six months ended June 30, 2005 when compared to the same period in 2004. Miscellaneous income increased 31% to $794,000 for the six months ended June 30, 2005. This increase in miscellaneous income was partially attributable to an increase of $94,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts.

Non-Interest Expense. Total non-interest expense increased 9% to $5.3 million for the second quarter of 2005 as compared to $4.9 million for the corresponding period in 2004. Salary and employee benefits totaled $3.0 million for the three months ended June 30, 2005, an increase of 7% from the same period in 2004. The increase in salary and employee benefits is due to normal salary increases and increased employee incentive expense. Occupancy expense increased 11% for the quarter ended June 30, 2005 due to an increase in furniture and equipment expense and lease expense. The increase in furniture and equipment expense and lease expense in 2005 was due to software purchases relating to front-end Deposit Platform and loan pricing model for the Bank and overhead expenses, including lease agreements, associated with the opening of the Bank’s Banco de la Gente branches. Other non-interest expense increased 10% to $1.3 million for the three months ended June 30, 2005 as compared to the same period in 2004. The increase in other non-interest expense was primarily due to an increase in advertising expense of $40,000 and an increase in telephone expense of $22,000.

Total non-interest expense was $10.6 million for the six months ended June 30, 2005, an increase of 10% over the same period in 2004. Salary and employee benefits totaled $6.0 million for the six months ended June 30, 2005, an increase of 9% over the same period in 2004. The increase in salary and employee benefits is primarily due to normal salary increases and increased incentive expense. Occupancy expense increased 10% for the six months ended June 30, 2005 primarily due to an increase in furniture and equipment expense and lease expense. Other non-interest expense increased 13% to $2.6 million for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in other non-interest expense included an increase in advertising expense of $118,000 and an increase in telephone expense of $34,000.

Income Taxes. The Company reported income taxes of $873,000 and $547,000 for the second quarters of 2005 and 2004, respectively. This represented effective tax rates of 35% and 33% for the respective periods.

The Company reported income taxes of $1.5 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively. This represented effective tax rates of 34% the respective periods.

Analysis of Financial Condition
Investment Securities. Available-for-sale securities amounted to $105.8 million at June 30, 2005 compared to $105.6 million at December 31, 2004. Average investment securities available for sale for the six months ended June 30, 2005 amounted to $104.9 million compared to $93.8 million for the year ended December 31, 2004.

Loans. At June 30, 2005, loans amounted to $551.1 million compared to $535.5 million at December 31, 2004, an increase of $15.6 million. Average loans represented 83% of total earning assets for the six months ended June 30, 2005 as compared to 84% for the year ended December 31, 2004. Mortgage loans held for sale were $3.4 million and $3.8 million at June 30, 2005 and December 31, 2004, respectively.

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

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at June 30, 2005 and December 31, 2004.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade*		Percentage
	06/30/2005	12/31/2004	06/30/2005	12/31/2004

Risk 1 (Excellent Quality)	15.10%	13.44%	0.15%	0.15%
Risk 2 (High Quality)	20.58%	23.03%	0.50%	0.50%
Risk 3 (Good Quality)	55.79%	53.89%	1.00%	1.00%
Risk 4 (Management Attention)	5.05%	5.67%	2.50%	2.50%
Risk 5 (Watch)	0.67%	0.95%	7.00%	7.00%
Risk 6 (Substandard)	0.87%	0.61%	12.00%	12.00%
Risk 7 (Low Substandard)	0.68%	1.46%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%

*Excludes non-accrual loans

At June 30, 2005 there was one relationship exceeding $1.0 million (which totaled $1.1 million) in the Watch risk grade, two relationships exceeding $1.0 million each (which totaled $2.6 million) in the Substandard risk grade and one relationship exceeding $1.0 million (which totaled $3.2 million) in the Low Substandard risk grade. Balances of individual relationships exceeding $1.0 million in these risk grades ranged from $1.1 million to $3.2 million. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At June 30, 2005 and December 31, 2004, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $7.1 million and $5.3 million, respectively, with related allowance for loan losses of approximately $1.7 million and $787,000, respectively.

The allowance for loan losses totaled $8.0 million at June 30, 2005 and December 31, 2004, which represented

1.46% of total loans outstanding at June 30, 2005 and 1.50% of total loans outstanding as of December 31, 2004. While non-performing loans increased at June 30, 2005 compared to December 31, 2004, total classified loans, including non-performing loans, decreased by $2.1 million.

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

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg County. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At June 30, 2005, approximately 6% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $7.7 million at June 30, 2005 or 1.09% of total assets, compared to $6.0 million at December 31, 2004, or 0.88% of total assets. Non-accrual loans were $6.8 million at June 30, 2005, an increase of $1.7 million from non-accruals of $5.1 million at December 31, 2004. As a percentage of total loans outstanding, non-accrual loans were 1.24% at June 30, 2005 compared to 0.95% at December 31, 2004. The Bank had loans ninety days past due and still accruing at June 30, 2005 of $209,000 as compared to $245,000 at December 31, 2004. Other real estate owned totaled $660,000 as of June 30, 2005 as compared to $682,000 at December 31, 2004. The Bank had no repossessed assets as of June 30, 2005 and December 31, 2004. The increase in non-accrual loans was primarily due to the movement to non-accrual of one relationship totaling $2.7 million that is a furniture manufacturer.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $7.1 million and $5.3 million at June 30, 2005 and December 31, 2004, respectively. This increase is the result of the movement to non-accrual of one relationship as previously mentioned. The ratio of non-performing loans to total loans was 1.28% at June 30, 2005, as compared to 1.00% at December 31, 2004.

   Deposits. Total deposits at June 30, 2005 were $568.8 million, an increase of $12.3 million over deposits of $556.5 million at December 31, 2004. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, increased $15.6 million to $417.8 million at June 30, 2005 as compared to $402.2 million at December 31, 2004 primarily due to an increase of $16.7 in non-interest bearing demand deposits. Certificates of deposit in amounts greater than $100,000 or more totaled $151.1 million at June 30, 2005 as compared to $154.3 million at December 31, 2004. At June 30, 2005, brokered deposits amounted to $48.8 million as compared to $39.4 million at December 31, 2004. Brokered deposits outstanding as of June 30, 2005 had a weighted average rate of 3.09% with a weighted average original term of 21 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $69.0 million at June 30, 2005 compared to $59.0 million at December 31, 2004. The average balance of FHLB borrowings for the six months ended June 30, 2005 was $64.5 million compared to $58.7 million for the year ended December 31, 2004. At June 30, 2005, FHLB borrowings with maturities exceeding one year amounted to $59.5 million. The FHLB has the option to convert $62.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without payment of a prepayment fee. The Company had no federal funds purchased as of June 30, 2005 or December 31, 2004.

Junior Subordinated Debentures (related to Trust Preferred Securities). In December 2001 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I (“PEBK Trust”), which issued $14.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay a floating rate equal to prime plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. PEBK Trust is not included in the consolidated financial statements at June 30, 2005 or December 31, 2004.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Average rate sensitive assets for the six months ended June 30, 2005 totaled $653.7 million, exceeding average rate sensitive liabilities of $553.6 million by $100.1 million.

During the second quarter of 2005, the Company settled two previously outstanding interest rate swap agreements. The first swap, with a notional amount of $25.0 million and scheduled to mature in April 2006 was sold for a loss of $318,000. The second swap with a notional amount of $30.0 million and scheduled to mature in September 2006 was sold for a loss of $552,000. The losses realized upon settlement are being recognized over the original term of the agreements and during the three-month period ended June 30, 2005, losses of approximately $83,000 were realized.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At June 30, 2005, the Bank had $105.1 million in loans with interest rate floors; however, none of the floors were in effect pursuant to the terms of the promissory notes on these loans.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2005 such unfunded commitments to extend credit were $122.7 million, while commitments in the form of standby letters of credit totaled $3.1 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2005, the Company’s core deposits totaled $417.8 million, or 73% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At June 30, 2005, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $48.8 million, which mature over the next two years. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $69.0 million at June 30, 2005. The remaining availability at FHLB was $39.3 million at June 30, 2005. The Bank also had the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions as of June 30, 2005.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 35.09% at June 30, 2005 and 34.82% at December 31, 2004. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of June 30, 2005 and December 31, 2004 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

	June 30, 2005	December 31, 2004

Contractual Cash Obligations
Long-term borrowings	$59,500,000	57,000,000
Junior subordinated debentures	14,433,000	14,433,000
Operating lease obligations	8,492,877	8,280,080

Total	$82,425,877	79,713,080

Other Commitments
Commitments to extend credit	$122,684,004	123,093,680
Standby letters of credit and financial guarantees written	3,137,965	3,278,326

Total	$125,821,969	126,372,006

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

Capital Resources. Shareholders’ equity at June 30, 2005 was $52.6 million compared to $50.9 million at December 31, 2004. At June 30, 2005 and December 31, 2004, unrealized losses, net of taxes, amounted to $669,000 and $121,000, respectively. The increase in unrealized losses at June 30, 2005 is primarily attributable to a decrease in the market value of available for sale securities and derivative instruments. Management expects that accumulated comprehensive income (loss) will continue to fluctuate due to changes in the market value of available for sale investments securities and derivative instruments caused by changes in market interest rates. Annualized return on average equity for the six months ended June 30, 2005 was 10.96% compared to 9.47% for the year ended December 31, 2004. Total cash dividends paid during the six months ended June 30, 2005 amounted to $690,000 as compared to total cash dividends of $629,000 paid for the first six months of 2004.

During second quarter 2005, the Company declared and distributed a 10% stock dividend to its shareholders. All previously reported per share amounts have been restated to reflect the stock dividend.

In 2004, the Company repurchased $291,000, or 15,100 shares of its common stock as part of the stock repurchase plan implemented in November 2004, which expires in November 2005.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier I capital ratio was 11.05% and 10.97% at June 30, 2005 and December 31, 2004, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 12.30% and 12.22% at June 30, 2005 and December 31, 2004, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier I leverage capital ratio was 9.72% and 9.50% at June 30, 2005 and December 31, 2004, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.42% and 10.35% at June 30, 2005 and December 31, 2004, respectively. The total risk-based capital ratio for the Bank was 11.67% and 11.60% at June 30, 2005 and December 31, 2004, respectively. The Bank’s Tier 1 leverage capital ratio was 9.15% and 8.95% at June 30, 2005 and December 31, 2004, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2005 and December 31, 2004.

The capital treatment of trust preferred securities has been reviewed recently by the Federal Reserve Bank. The Federal Reserve Bank’s proposal for capital treatment of trust preferred securities, released May 4, 2004, would continue to permit the inclusion of trust preferred securities in Tier 1 capital of bank holding companies. Further discussions of FIN 46 are included under “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2005 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

April 1 - 30, 2005	-	-	-	-

May 1 - 31, 2005	817	$ 17.75	-	-

June 1 - 30, 2005	-	-	-	-

Total	817	$ 17.75	-	-

Item 3.                    Defaults Upon Senior Securities

                                Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

(a)	Annual Shareholders’ Meeting - May 5, 2005

(b)	Directors elected at the meeting are as follows: Charles F. Murray, Douglas S. Howard and Billy L. Price, Jr., M.D.

Continuing directors include: Robert C. Abernethy, James S. Abernethy, Larry E. Robinson, William Gregory Terry, John W. Lineberger, Jr., Gary E. Matthews, Dan Ray Timmerman, Sr. and Benjamin I. Zachary.

(c)	At the May 5, 2005 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

	Vote For	Withhold Authority
Charles F. Murray	2,727,977	31,729
Douglas S. Howard	2,695,375	48,030
Billy L. Price, Jr., M.D.	2,694,090	48,673

Ratification of appointment of Independent Registered Public Accountants - Porter Keadle Moore, LLP

Votes For - 2,720,022, Votes Against - 6,194, Votes Abstained - 34,781

(d)	Not applicable

Item 5.      Other Information

                                 Not applicable

Item 6.	Exhibits

	Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

	Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the
Securities and Exchange Commission on March 26, 2004

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-
A filed with the Securities and Exchange Commission on September 2, 1999

	Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

	Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman, Jr.
incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

	Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

	Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

	Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

	Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

	Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

	Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

	Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

	Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

	Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 11, 2005	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2005	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)