Form 10-Q
period 2005-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2005-11-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
	Yes		No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,444,018 shares of common stock, outstanding at November 10, 2005.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31,
	2004	3

	Consolidated Statements of Earnings for the three months ended September 30, 2005 and 2004
	(Unaudited), and for the nine months ended September 30, 2005 and 2004 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended September 30, 2005
	and 2004 (Unaudited), and for the nine months ended September 30, 2005 and 2004 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and
	2004 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24-25
Signatures		26
Certifications		27-29

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

PART I.  FINANCIAL INFORMATION

Item 1.                Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2005	2004
	(Unaudited)

Cash and due from banks	$21,963,019	15,067,871
Federal funds sold	4,648,000	1,723,000
Cash and cash equivalents	26,611,019	16,790,871

Investment securities available for sale	110,805,224	105,598,106
Other investments	6,345,749	5,396,959
Total securities	117,150,973	110,995,065

Mortgage loans held for sale	4,170,230	3,783,175

Loans	560,470,788	535,467,733
Less allowance for loan losses	(7,334,831)	(8,048,627)
Net loans	553,135,957	527,419,106

Premises and equipment, net	12,742,958	12,742,730
Cash surrender value of life insurance	6,257,365	6,034,188
Accrued interest receivable and other assets	9,120,965	8,582,937
Total assets	$729,189,467	686,348,072

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$98,623,830	78,024,194
NOW, MMDA & savings	186,139,961	193,917,507
Time, $100,000 or more	158,488,890	154,300,926
Other time	144,306,091	130,279,446
Total deposits	587,558,772	556,522,073

Demand notes payable to U.S. Treasury	1,600,000	1,184,392
FHLB borrowings	67,000,000	59,000,000
Junior subordinated debentures	14,433,000	14,433,000
Accrued interest payable and other liabilities	4,512,811	4,270,755
Total liabilities	675,104,583	635,410,220

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,443,862 shares in 2005
and 3,448,341 shares in 2004	41,178,332	35,040,390
Retained earnings	13,429,870	16,018,206
Accumulated other comprehensive income	(523,318)	(120,744)
Total shareholders' equity	54,084,884	50,937,852

Total liabilities and shareholders' equity	$729,189,467	686,348,072

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$10,156,112	8,055,439	27,838,237	24,035,635
Interest on federal funds sold	35,041	16,473	37,946	25,900
Interest on investment securities:
U.S. Government agencies	893,602	796,006	2,596,159	2,078,090
States and political subdivisions	181,479	170,673	543,974	483,527
Other	85,552	96,361	264,509	293,348
Total interest income	11,351,786	9,134,952	31,280,825	26,916,500

Interest expense:
NOW, MMDA & savings deposits	647,734	540,620	1,923,016	1,316,725
Time deposits	2,363,754	1,746,693	6,254,678	5,421,336
FHLB borrowings	722,818	651,243	2,144,602	1,940,067
Junior subordinated debentures	234,536	162,371	667,526	487,114
Other	8,763	2,465	19,874	5,624
Total interest expense	3,977,605	3,103,392	11,009,696	9,170,866

Net interest income	7,374,181	6,031,560	20,271,129	17,745,634

Provision for loans losses	930,000	931,000	2,343,000	2,658,000

Net interest income after provision for loan losses	6,444,181	5,100,560	17,928,129	15,087,634

Other income:
Service charges	988,294	907,946	2,740,863	2,592,301
Other service charges and fees	308,185	140,778	823,677	467,808
Loss on sale of securities	(139,727)	-	(139,727)	-
Mortgage banking income	133,543	97,707	338,299	254,488
Insurance and brokerage commissions	87,006	82,622	299,526	338,825
Miscellaneous	417,837	320,020	1,212,324	926,412
Total other income	1,795,138	1,549,073	5,274,962	4,579,834

Other expense:
Salaries and employee benefits	3,060,582	2,792,716	9,094,848	8,339,784
Occupancy	1,020,332	914,119	2,977,958	2,692,955
Other	1,306,732	1,283,584	3,874,376	3,550,637
Total other expenses	5,387,646	4,990,419	15,947,182	14,583,376

Earnings before income taxes	2,851,673	1,659,214	7,255,909	5,084,092

Income taxes	1,010,200	551,500	2,529,600	1,711,200

Net earnings	$1,841,473	1,107,714	4,726,309	3,372,892

Basic earnings per share	$0.53	0.32	1.37	0.97
Diluted earnings per share	$0.52	0.32	1.35	0.96
Cash dividends declared per share	$0.10	0.09	0.30	0.27

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,841,473	1,107,714	4,726,309	3,372,892

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	(317,691)	2,451,591	(1,224,117)	79,342
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	139,727	-	139,727	-
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	269,718	385,000	141,717	(330,000)
Reclassification adjustment for losses (gains) on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	200,458	(2,005)	283,256	(553,375)

Total other comprehensive income (loss),
before income taxes	292,212	2,834,586	(659,417)	(804,033)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	(123,741)	954,895	(476,794)	30,904
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	54,424	-	54,424	-
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	105,055	149,958	55,199	(128,535)
Reclassification adjustment for losses (gains) on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	78,079	(781)	110,328	(215,540)

Total income tax expense (benefit) related to
other comprehensive income	113,817	1,104,072	(256,843)	(313,171)

Total other comprehensive income (loss),
net of tax	178,395	1,730,514	(402,574)	(490,862)

Total comprehensive income (loss)	$2,019,868	2,838,228	4,323,735	2,882,030

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$4,726,309	3,372,892
Net earnings
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,268,632	1,173,435
Provision for loan losses	2,343,000	2,658,000
Loss on sale of investment securities	139,727	-
Recognition of gain (loss) on sale of derivative instruments	283,256	(553,375)
Amortization of deferred gain on sale of premises	(15,672)	(16,553)
Gain on sale of premises and equipment	(1,088)	-
Loss on sale of repossessed assets	40,309	48,850
Change in:
Mortgage loans held for sale	(387,055)	(3,853,320)
Cash surrender value of life insurance	(223,177)	(940,304)
Other assets	676,581	(2,289,580)
Other liabilities	242,056	391,541

Net cash provided by operating activities	9,092,878	(8,414)

Cash flows from investing activities:
Purchases of investment securities available for sale	(22,660,876)	(37,027,393)
Proceeds from calls and maturities of investment securities
available for sale	7,761,195	11,122,880
Purchases of other investments	(5,052,790)	(2,400,000)
Proceeds from sale of investment securities available for sale	8,358,392	-
Proceeds from sale of other investments	4,104,000	2,195,000
Net change in loans	(28,153,561)	4,121,119
Purchases of premises and equipment	(1,101,163)	(1,116,325)
Proceeds from sale of premises and equipment	1,750	-
Proceeds from sale of repossessed assets	64,719	1,183,533
Payment from sale of derivative financial instruments	(870,000)	-

Net cash used by investing activities	(37,548,334)	(21,921,186)

Cash flows from financing activities:
Net change in deposits	31,036,699	15,916,410
Net change in demand notes payable to U.S. Treasury	415,608	531,343
Proceeds from FHLB borrowings	148,200,000	69,550,000
Repayments of FHLB borrowings	(140,200,000)	(67,550,000)
Proceeds from exercise of options	70,855	179,764
Cash paid in lieu of fractional shares	(4,700)	-
Common stock repurchased	(207,000)	-
Cash dividends paid	(1,035,858)	(943,748)

Net cash provided by financing activities	38,275,604	17,683,769

Net change in cash and cash equivalent	9,820,148	(4,245,831)

Cash and cash equivalents at beginning of period	16,790,871	20,782,786

Cash and cash equivalents at end of period	$26,611,019	16,536,955

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine months ended September 30, 2005 and 2004

(Continued)

	2005	2004
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,988,218	8,795,888
Income taxes	$1,568,000	1,432,066
Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(662,020)	48,438
Change in unrealized gain (loss) on derivative financial
instruments, net	$259,446	(539,300)
Transfer of loans to other real estate and repossessions	$93,710	936,881
Financed sale of other real estate	$-	1,694,642
Transfer of retained earnings to common stock for
issuance of stock dividend	$6,274,087	-

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

(2)           Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2005 and 2004:

	2005	2004

Balance, beginning of period	$8,048,627	9,722,267
Provision for loan losses	2,343,000	2,658,000
Less:
Charge-offs	(3,410,070)	(3,101,263)
Recoveries	353,274	174,131
Net charge-offs	(3,056,796)	(2,927,132)

Balance, end of period	$7,334,831	9,453,135

(3)           Net Earnings Per Share
Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

                The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2005 is as follows:

For the three months ended September 30, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,841,473	3,453,485	$0.53
Effect of dilutive securities:
Stock options	-	67,295
Diluted earnings per share	$1,841,473	3,520,780	$0.52

For the nine months ended September 30, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$4,726,309	3,452,138	$1.37
Effect of dilutive securities:
Stock options	-	56,360
Diluted earnings per share	$4,726,309	3,508,498	$1.35

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2004 is as follows:

For the three months ended September 30, 2004

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,107,714	3,463,092	$0.32
Effect of dilutive securities:
Stock options	-	44,665
Diluted earnings per share	$1,107,714	3,507,757	$0.32

For the nine months ended September 30, 2004

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$3,372,892	3,459,507	$0.97
Effect of dilutive securities:
Stock options	-	45,053
Diluted earnings per share	$3,372,892	3,504,560	$0.96

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

The Company settled two previously outstanding interest rate swap agreements during the quarter ended June 30, 2005. The first swap with a notional amount of $25.0 million and scheduled to mature in April 2006 was sold for a loss of $318,000. The second swap with a notional amount of $30.0 million and scheduled to mature in September 2006 was sold for a loss of $552,000. The losses realized upon settlement are being recognized over the original term of the agreements, and during the nine-month period ended September 30, 2005, losses of approximately $283,000 were recognized.

As of September 30, 2005, the Company had a cash flow hedge with a notional amount of $35 million. This derivative instrument consists of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in July 2008. If the prime rate falls below 6.25% during the term of this contract, the Company will receive payments based on the $35 million notional amount times the difference between 6.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 6.25% or higher. The Company paid a premium of $161,000 on this contact, which is being amortized over the three-year term of the contract.

(5)           Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. At September 30, 2005, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $130.1 million and $3.1 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $130.1 million does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

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

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire after ten years. A summary of the activity for the three and nine months ended September 30, 2005 and 2004 is presented below:

	Three months ended		Three months ended
	September 30, 2005		September 30, 2004
	Shares	Weighted Average Option Price Per Share	Shares	Weighted Average Option Price Per Share

Outstanding, beginning of period	196,236	$13.40	204,543	$13.35
Granted during the period	-	-	-	-
Forfeited during the period	-	-	-	-
Exercised during the period	(550)	11.53	-	-

Outstanding, end of period	195,686	$13.41	204,543	$13.35

Number of shares exercisable	168,558	$13.41	147,779	$13.23

	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
	Shares	Weighted Average Option Price Per Share	Shares	Weighted Average Option Price Per Share

Outstanding, beginning of period	202,401	$13.39	216,713	$13.26
Granted during the period	-	-	2,200	17.01
Forfeited during the period	(1,194)	12.82	-	-
Exercised during the period	(5,521)	12.84	(14,370)	12.51

Outstanding, end of period	195,686	$13.41	204,543	$13.35

Number of shares exercisable	168,558	$13.41	147,779	$13.23

The Plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts listed below. The Company did not grant any options during the three months ended September 30, 2005.

		Three months ended	Three months ended
		September 30, 2005	September 30, 2004
Net earnings	As reported	$1,841,473	$1,107,714
	Effect of grants, net of tax	(21,100)	(42,270)
	Effect of forfeitures, net of tax	-	-

	Proforma	$1,820,373	$1,065,444

Basic earnings per share	As reported	$0.53	$0.32
	Proforma	$0.53	$0.31

Diluted earnings per share	As reported	$0.52	$0.32
	Proforma	$0.52	$0.30

		Nine months ended	Nine months ended
		September 30, 2005	September 30, 2004
Net earnings	As reported	$4,726,309	$3,372,892
	Effect of grants, net of tax	(66,507)	(126,810)
	Effect of forfeitures, net of tax	3,207	-

	Proforma	$4,663,009	$3,246,082

Basic earnings per share	As reported	$1.37	$0.97
	Proforma	$1.35	$0.94

Diluted earnings per share	As reported	$1.35	$0.96
	Proforma	$1.33	$0.93

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

The Federal Reserve has increased the Federal Funds Rate a total of 2.75% since June 2004 with the rate set at 3.75% as of September 30, 2005. These increases had a positive impact on third quarter earnings and should continue to have a positive impact on the Bank’s net interest income in the future periods. The positive impact from the increase in the Federal Funds Rate has been partially offset by the decrease in earnings realized on interest rate swaps utilized by the Company to covert some variable rate loans to fixed rate. These swaps were put in place during the time that the Federal Funds Rate approached 1.00% and helped to offset the decline in income experienced in 2003 and 2004 because of the reductions in the Federal Funds Rate that the Federal Reserve implemented from January 2001 to June 2003.

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

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2003. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company’s results of operations, financial position or cash flows. On June 29, 2005, the FASB Staff recommended to the FAS Board to nullify paragraphs 10-18 of EITF 03-1. FASB is scheduled to issue a final FSP in the fourth quarter of 2005.

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

Results of Operations
Summary. Net earnings for the third quarter of 2005 were $1.8 million, or $0.53 basic net earnings per share and $0.52 diluted net earnings per share as compared to $1.1 million, or $0.32 basic and diluted net earnings per share for the same period one year ago. The increase in net earnings is primarily attributable to increases in net interest income and non-interest income, which were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.02% for the three months ended September 30, 2005 compared to 0.64% for the same period in 2004, and annualized return on average shareholders' equity was 13.44% for the three months ended September 30, 2005 compared to 8.80% for the same period in 2004.

Net earnings for the nine months ended September 30, 2005 were $4.7 million, or $1.37 basic net earnings per share and $1.35 diluted net earnings per share. The increase in net earnings for the nine-month period ended September 30, 2005 is primarily attributable to an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses, which were partially offset by an increase in non-interest expense.

The annualized return on average assets was 0.90% for the nine months ended September 30, 2005 compared to 0.66% for the same period in 2004, and annualized return on average shareholders’ equity was 11.55% for the nine months ended September 30, 2005 compared to 8.82% for the same period in 2004.

Net Interest Income. Net interest income, the major component of the Company's net income, was $7.4 million for the three months ended September 30, 2005, an increase of 22% over the $6.0 million earned in the same period in 2004. The increase in net interest income for the third quarter of 2005 was primarily attributable to an increase in interest income offsetting an increase in interest expense.

Interest income increased $2.2 million or 24% for the three months ended September 30, 2005 compared with the same period in 2004. The increase was due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of investment securities available for sale. During the quarter ended September 30, 2005, average investment securities available for sale increased $6.9 million to $107.9 million from $101.0 million for the three months ended September 30, 2004.

Interest expense increased $874,000 or 28% for the three months ended September 30, 2005 compared with the same period in 2004. The increase in interest expense was due to an increase in the cost of funds to 2.78% for the three months ended September 30, 2005 from 2.20% for the same period in 2004, combined with an increase in volume of interest-bearing liabilities. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing checking and savings accounts and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 1.37% for the three months ended September 30, 2005 as compared to 1.11% for the same period of 2004. The average rate paid on certificates of deposits was 3.17% for the three months ended September 30, 2005 compared to 2.35% for the same period one year ago.

Net interest income for the nine-month period ended September 30, 2005 was $20.3 million, an increase of 14% over net interest income of $17.7 million for the nine months ended September 30, 2004. The increase in net interest income for the nine months ended September 30, 2005 was primarily attributable to an increase in interest income offsetting an increase in interest expense.

Interest income increased $4.4 million or 16% to $31.3 million for the nine months ended September 30, 2005 compared to $26.9 million for the same period in 2004. The increase was primarily due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of investment securities available for sale. Average investment securities available for sale increased 18% to $106.2 million in the nine months ended September 30, 2005 compared to the same period in 2004. All other interest-earning assets including federal funds sold decreased to an average of $8.4 million in the nine months ended September 30, 2005 from $9.0 million in the same period in 2004. The tax equivalent yield on average earning assets increased to 6.41% for the nine months ended September 30, 2005 from 5.61% for the nine months ended September 30, 2004.

Interest expense increased 20% to $11.0 million for the nine months ended September 30, 2005 compared to $9.2 million for the corresponding period in 2004. The increase in interest expense was due to an increase in the cost of funds to 2.64% for the nine months ended September 30, 2005 from 2.20% for the same period in 2004. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing checking and savings accounts and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 1.36% for the nine months ended September 30, 2005 as compared to 1.00% for the same period in 2004. The average rate paid on certificates of deposits was 2.91% for the nine months ended September 30, 2005 compared to 2.36% for the same period one year ago.

Provision for Loan Losses. For the three months ended September 30, 2005, a contribution of $930,000 was made to the provision for loan losses compared to $931,000 for the same period one year ago.

For the nine months ended September 30, 2005 a contribution of $2.3 million was made to the provision for loan losses compared to a $2.7 million contribution to the provision for loan losses for the nine months ended September 30, 2004. The decrease in the provision for loan losses reflects a $9.6 million reduction in classified loans as of September 30, 2005 when compared to September 30, 2004.

               Non-Interest Income. Total non-interest income was $1.8 million in the third quarter of 2005, a 16% increase over the $1.5 million for the same period in 2004. This increase is primarily due to an increase in fee income, mortgage banking income and other miscellaneous income. Service charges were $988,000 and $908,000 for the three months ended September 30, 2005 and 2004, respectively. This increase is primarily due to an increase of $62,000 in NSF fee income. Other service charges and fees increased 119% to $308,000 for the three-month period ended September 30, 2005 when compared to the same period one year ago. This increase is primarily attributable to an increase of $94,000 in check cashing fee income and an increase of $28,000 in miscellaneous fee income. Mortgage banking income increased $36,000 or 37% during the three months ended September 30, 2005 as compared to the corresponding period in 2004. Miscellaneous income was $418,000 for the three months ended September 30, 2005, a 31% increase from $320,000 for the same period in 2004. This increase in miscellaneous income was partially attributable to an increase of $49,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts and a $41,000 increase in income from the Bank’s Real Estate Advisory Services, Inc. subsidiary. These increases were partially offset by a $140,000 loss on sale of securities.

Total non-interest income was $5.3 million for the nine months ended September 30, 2005, a 15% increase over the $4.6 million for the same period in 2004. This increase is primarily due to an increase in fee income, mortgage banking income and other miscellaneous income. Service charges were $2.7 million for the nine months ended September 30, 2005, a 6% increase over the same period in 2004. This increase is primarily due to an increase of $158,000 in NSF fee income. Other service charges and fees increased 76% to $824,000 for the nine months ended September 30, 2005 when compared to the same period one year ago. This increase is primarily attributable to an increase of $202,000 in check cashing fee income and an increase of $92,000 in miscellaneous fee income. Mortgage banking income increased 33% to $338,000 for the nine months ended September 30, 2005 when compared to the same period in 2004. Miscellaneous income increased 31% to $1.2 million for the nine months ended September 30, 2005. This increase in miscellaneous income was partially attributable to an increase of $143,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts. These increases were partially offset by a $140,000 loss on sale of securities.

Non-Interest Expense. Total non-interest expense increased 8% to $5.4 million for the third quarter of 2005 as compared to $5.0 million for the corresponding period in 2004. Salary and employee benefits totaled $3.1 million for the three months ended September 30, 2005, an increase of 10% from the same period in 2004. The increase in salary and employee benefits is due to normal salary increases and increased employee incentive expense. Occupancy expense increased 12% for the quarter ended September 30, 2005 due to an increase in furniture and equipment expense and lease expense. The increase in furniture and equipment expense and lease expense in 2005 was due to software purchases for the Bank and overhead expenses, including lease agreements, associated with the opening of the Bank’s Banco de la Gente branches. Other non-interest expense increased 2% to $1.3 million for the three months ended September 30, 2005 as compared to the same period in 2004.

Total non-interest expense was $15.9 million for the nine months ended September 30, 2005, an increase of 9% over the same period in 2004. Salary and employee benefits totaled $9.1 million for the nine months ended September 30, 2005, an increase of 9% over the same period in 2004. The increase in salary and employee benefits is primarily due to normal salary increases and increased incentive expense. Occupancy expense increased 11% for the nine months ended September 30, 2005 primarily due to an increase in furniture and equipment expense and lease expense. Other non-interest expense increased 9% to $3.9 million for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in other non-interest expense included an increase in professional fees of $84,000, advertising expense of $65,000 and an increase in telephone expense of $50,000.

Income Taxes. The Company reported income taxes of $1.0 million and $552,000 for the third quarters of 2005 and 2004, respectively. This represented effective tax rates of 35% and 33% for the respective periods.

The Company reported income taxes of $2.5 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. This represented effective tax rates of 35% and 34% for the respective periods.

Analysis of Financial Condition
Investment Securities. Available-for-sale securities amounted to $110.8 million at September 30, 2005 compared to $105.6 million at December 31, 2004. This increase is primarily the result of additional securities purchases, which were partially offset by paydowns on mortgage-backed securities, calls and maturities. Average investment securities available for sale for the nine months ended September 30, 2005 amounted to $106.2 million compared to $93.8 million for the year ended December 31, 2004.

Loans. At September 30, 2005, loans amounted to $560.5 million compared to $535.5 million at December 31, 2004, an increase of $25.0 million. Average loans represented 83% of total earning assets for the nine months ended September 30, 2005 as compared to 84% for the year ended December 31, 2004. Mortgage loans held for sale were $4.2 million and $3.8 million at September 30, 2005 and December 31, 2004, respectively.

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

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at September 30, 2005 and December 31, 2004.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade*		Percentage
	09/30/2005	12/31/2004	09/30/2005	12/31/2004

Risk 1 (Excellent Quality)	14.26%	13.44%	0.15%	0.15%
Risk 2 (High Quality)	18.84%	23.03%	0.50%	0.50%
Risk 3 (Good Quality)	56.89%	53.89%	1.00%	1.00%
Risk 4 (Management Attention)	7.03%	5.67%	2.50%	2.50%
Risk 5 (Watch)	0.58%	0.95%	7.00%	7.00%
Risk 6 (Substandard)	0.88%	0.61%	12.00%	12.00%
Risk 7 (Low Substandard)	0.60%	1.46%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%

*Excludes non-accrual loans

               At September 30, 2005 there was one relationship exceeding $1.0 million (which totaled $1.1 million) in the Watch risk grade, two relationships exceeding $1.0 million each (which totaled $2.5 million) in the Substandard risk grade and one relationship exceeding $1.0 million (which totaled $3.2 million) in the Low Substandard risk grade. Balances of individual relationships exceeding $1.0 million in these risk grades ranged from $1.1 million to $3.2 million. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At September 30, 2005 and December 31, 2004, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $5.2 million and $5.3 million, respectively, with related allowance for loan losses of approximately $756,000 and $787,000, respectively.

The allowance for loan losses totaled $7.3 million at September 30, 2005 and $8.0 million at December 31, 2004, which represented 1.31% of total loans outstanding at September 30, 2005 and 1.50% of total loans outstanding as of December 31, 2004. The decrease was the result of net charge-offs taken during the nine months ended September 30, 2005 totaling $3.1 million.   Net charge-offs were offset by a $2.3 million contribution to the provision for loan losses for the nine months ended September 30, 2005.   The overall decrease in the allowance for loan losses reflects a $4.5 million reduction in classified loans as of September 30, 2005 when compared to December 31, 2004.

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

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg County. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At September 30, 2005, approximately 6% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $5.9 million at September 30, 2005 or 0.81% of total assets, compared to $6.0 million at December 31, 2004, or 0.88% of total assets. Non-accrual loans were $5.1 million at September 30, 2005 and December 31, 2004. As a percentage of total loans outstanding, non-accrual loans were 0.91% at September 30, 2005 compared to 0.95% at December 31, 2004. The Bank had loans ninety days past due and still accruing at September 30, 2005 of $136,000 as compared to $245,000 at December 31, 2004. Other real estate owned totaled $671,000 as of September 30, 2005 as compared to $682,000 at December 31, 2004. The Bank had no repossessed assets as of September 30, 2005 or December 31, 2004.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $5.2 million and $5.3 million at September 30, 2005 and December 31, 2004, respectively. The ratio of non-performing loans to total loans was 0.93% at September 30, 2005, as compared to 1.00% at December 31, 2004.

   Deposits. Total deposits at September 30, 2005 were $587.6 million, an increase of $31.1 million over deposits of $556.5 million at December 31, 2004. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, increased $26.9 million to $429.1 million at September 30, 2005 as compared to $402.2 million at December 31, 2004 primarily due to an increase of $20.6 in non-interest bearing demand deposits. Certificates of deposit in amounts greater than $100,000 or more totaled $158.5 million at September 30, 2005 as compared to $154.3 million at December 31, 2004. At September 30, 2005, brokered deposits amounted to $50.0 million as compared to $39.4 million at December 31, 2004. Brokered deposits outstanding as of September 30, 2005 had a weighted average rate of 3.39% with a weighted average original term of 20 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $67.0 million at September 30, 2005 compared to $59.0 million at December 31, 2004. The average balance of FHLB borrowings for the nine months ended September 30, 2005 was $65.4 million compared to $58.7 million for the year ended December 31, 2004. At September 30, 2005, FHLB borrowings with maturities exceeding one year amounted to $64.5 million. The FHLB has the option to convert $52.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without payment of a prepayment fee. The Company also has an additional $10.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB. The Company had no federal funds purchased as of September 30, 2005 or December 31, 2004.

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

The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay a floating rate equal to prime plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. PEBK Trust is not included in the consolidated financial statements at September 30, 2005 or December 31, 2004.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Average rate sensitive assets for the nine months ended September 30, 2005 totaled $660.6 million, exceeding average rate sensitive liabilities of $558.2 million by $102.4 million.

During the second quarter of 2005, the Company settled two previously outstanding interest rate swap agreements. The first swap, with a notional amount of $25.0 million and scheduled to mature in April 2006 was sold for a loss of $318,000. The second swap with a notional amount of $30.0 million and scheduled to mature in September 2006 was sold for a loss of $552,000. The losses realized upon settlement are being recognized over the original term of the agreements and during the nine-month period, ended September 30, 2005, losses of approximately $283,000 were recognized.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into an off-balance sheet contract that is considered a derivative financial instrument. As of September 30, 2005, the Company had a cash flow hedge with a notional amount of $35 million. This derivative instrument consists of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in July 2008. If the prime rate falls below 6.25% during the term of this contract, the Company will receive payments based on the $35 million notional amount times the difference between 6.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 6.25% or higher. The Company paid a premium of $161,000 on this contact, which is being amortized over the three-year term of the contract. Management believes that the risk associated with using this type of derivative financial instrument to mitigate interest rate risk should not have any material unintended impact on the Company’s financial condition or results of operations.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2005, the Bank had $99.9 million in loans with interest rate floors;

however, none of the floors were in effect pursuant to the terms of the promissory notes on these loans.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2005 such unfunded commitments to extend credit were $130.1 million, while commitments in the form of standby letters of credit totaled $3.1 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2005, the Company’s core deposits totaled $429.1 million, or 73% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At September 30, 2005, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $50.0 million, which mature over the next two years. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $67.0 million at September 30, 2005. The remaining availability at FHLB was $49.4 million at September 30, 2005. The Bank also had the ability to borrow up to $26.5 million for the purchase of overnight federal funds from three correspondent financial institutions as of September 30, 2005.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 39.49% at September 30, 2005 and 34.82% at December 31, 2004. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of September 30, 2005 and December 31, 2004 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

	September 30, 2005	December 31, 2004

Contractual Cash Obligations
Long-term borrowings	$64,500,000	57,000,000
Junior subordinated debentures	14,433,000	14,433,000
Operating lease obligations	8,814,150	8,280,080

Total	$87,747,150	79,713,080

Other Commitments
Commitments to extend credit	$130,073,355	123,093,680
Standby letters of credit and financial guarantees written	3,051,141	3,278,326

Total	$133,124,496	126,372,006

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

Capital Resources. Shareholders’ equity at September 30, 2005 was $54.1 million compared to $50.9 million at December 31, 2004. At September 30, 2005 and December 31, 2004, unrealized losses, net of taxes, amounted to $523,000 and $121,000, respectively. The increase in unrealized losses at September 30, 2005 is primarily attributable to a decrease in the market value of available for sale securities and derivative instruments. Management expects that accumulated comprehensive income (loss) will continue to fluctuate due to changes in the market value of available for sale investments securities and derivative instruments caused by changes in market interest rates. Annualized return on average equity for the nine months ended September 30, 2005 was 11.55% compared to 9.47% for the year ended December 31, 2004. Total cash dividends paid during the nine months ended September 30, 2005 amounted to $1.0 million as compared to total cash dividends of $944,000 paid for the first nine months of 2004.

During first quarter 2005, the Company declared and distributed a 10% stock dividend to its shareholders. All previously reported per share amounts have been restated to reflect the stock dividend.

Since implementation of a stock repurchase plan implemented in November 2004, which expires in November 2005, the Company has repurchased $498,000, or 25,100 shares of its common stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier I capital ratio was 10.98% and 10.97% at September 30, 2005 and December 31, 2004, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 12.15% and 12.22% at September 30, 2005 and December 31, 2004, respectively. In addition to the Tier I and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier I leverage capital ratio was 9.80% and 9.50% at September 30, 2005 and December 31, 2004, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.39% and 10.35% at September 30, 2005 and December 31, 2004, respectively. The total risk-based capital ratio for the Bank was 11.57% and 11.60% at September 30, 2005 and December 31, 2004, respectively. The Bank’s Tier 1 leverage capital ratio was 9.26% and 8.95% at September 30, 2005 and December 31, 2004, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2005 and December 31, 2004.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2005 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2005	-	-	-	-

August 1 - 31, 2005	750	$20.91	-	-

September 1 - 30, 2005	-	-	-	-

Total	750	$20.91	-	-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

	Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the
Securities and Exchange Commission on March 26, 2004

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-
A filed with the Securities and Exchange Commission on September 2, 1999

	Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

	Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman, Jr.
incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 10, 2005	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2005	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)