Form 10-K
period 2005-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2006-03-24
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
	Yes	☐	No	☒
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

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $51,287,958 based on the closing price of such common stock on June 30, 2005, which was $ 18.65 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,454,785 shares of common stock, outstanding at March 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2005 (the “Annual Report”), which is included as Appendix A to the Proxy Statement for the 2006 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 4, 2006 (the “Proxy Statement”), are incorporated by reference into Part III.

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 17 banking offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory and Charlotte, North Carolina. The Bank also operates a Loan Production Office in Davidson, North Carolina. At December 31, 2005, the Company had total assets of $730.3 million, net loans of $559.2 million, deposits of $582.9 million, investment securities of $115.2 million, and shareholders’ equity of $54.4 million.

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

At December 31, 2005, the Bank employed 222 full-time equivalent employees.

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

In December 2001 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I (“PEBK Trust”), which issued $14.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the prime rate plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. As discussed under the heading entitled “Recent Accounting Pronouncements” in note 1 to the consolidated financial statements included in the 2005 Annual Report of Peoples Bancorp, Inc., attached hereto as Exhibit 13, PEBK Trust was deconsolidated by the Company under FIN 46 as of December 31, 2003.

Market Area

The Bank's primary market consists of the communities in an approximately 25-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County. The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area. The Bank has two offices in Mecklenburg County specifically designed to serve the growing Latino market.

Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Merchant Distributors, Inc (wholesale food distributor), Hickory Springs (manufacturer of foam rubber cushions), Catawba Valley Medical Center, Sherrill Furniture Company, CV Industries (furniture manufacturer) and Catawba County.

Competition

The Bank has operated in the Catawba Valley region for more than 90 years and is the only financial institution headquartered in Newton. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. Two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area. Based upon June 30, 2005 comparative data, the Bank had 20.72% of the deposits in Catawba County, placing it second in deposit size among a total of 13 banks with branch offices in Catawba County. Based upon June 30, 2005 comparative data, the Bank had 7.90% of the deposits in Lincoln County, placing it seventh in deposit size among a total of eight banks with branch offices in Lincoln County.

The Bank also faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's deposit base has grown principally due to economic growth in the Bank's market area coupled with the implementation of new and competitive deposit products. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank experiences strong competition for loans from commercial banks and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition is increasing as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions cited below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2005.

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

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2005, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted during March 2004.

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

ITEM 1A.                 RISK FACTORS

The following are potential risks that management considers material and that could affect the future operating results and financial condition of the Bank and the Company. The risks are not listed in any particular order of importance, and there is the potential that there are other risks that have either not been identified or that management believed to be immaterial but which could in fact adversely affect the Bank’s operating results and financial condition.

Loss of key personnel could adversely impact results

The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 13 years of service with the Bank. The Company has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

A significant amount of the Bank’s business is concentrated in lending which is secured by property located in the Catawba Valley and surrounding areas

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the Bank is required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, the Bank’s earnings and capital could be adversely affected.

Additionally, with most of the Bank’s loans concentrated in the Catawba Valley and surrounding areas, a decline in local economic conditions could adversely affect the values of the Bank’s real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on the Bank’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

An inadequate allowance for loan losses would reduce our earnings

The risk of credit losses on loans varies with, among other things, general economic conditions, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Considering such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances within assigned risk grades and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected. For further discussion related to our process for determining the appropriate level of the allowance for loan losses, see “Allowance for Loan Losses” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results and Operation” of this Annual Report on Form 10-K.

Changes in interest rates affect profitability and assets

Changes in prevailing interest rates may hurt the Bank’s business. The Bank derives its income primarily from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more the Bank earns. When market rates of interest change, the interest the Bank receives on its assets and the interest the Bank pays on its liabilities will fluctuate. This can cause decreases in the “spread” and can adversely affect the Bank’s income. Changes in market interest rates could reduce the value of the Bank’s financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money the Bank lends. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. If the Bank is unsuccessful in managing the effects of changes in interest rates, the financial condition and results of operations could suffer.

We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented within “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Regional economic factors may have an adverse impact on our business

Substantially all of the Bank’s business is with customers in its local market areas. Most of the Bank’s customers are individuals and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect its borrowers, their ability to repay their loans and to borrow additional funds or buy financial services and products from the Bank.

The Bank faces strong competition from other banks and financial institutions which can hurt its business

The financial services industry is highly competitive. The Bank competes against commercial banks, savings banks, savings and loan associations, credit unions, mortgage banks, brokerage firms, investment advisory firms, insurance companies and other financial institutions. Many of these entities are larger organizations with significantly greater financial, management and other resources than the Bank has. Moreover, two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area.

While management believes it can and does successfully compete with other financial institutions in our market, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Government regulations and policies impose limitations and may result in higher operating costs and competitive disadvantages

The Bank is subject to extensive federal government supervision and regulation that is intended primarily to protect depositors and the FDIC’s Bank Insurance Fund, rather than the Company’s shareholders. Existing banking laws subject the Bank to substantial limitations with respect to loans, the purchase of securities, the payment of dividends and many other aspects of banking business. Some of the banking laws may increase the cost of doing business or otherwise adversely affect the Bank and create competitive advantages for non-bank competitors. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or the Bank’s operations. Federal economic and monetary policy may also affect the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads.

Changes in technology may impact the Bank’s business

The Bank uses various technologies in its business and the banking industry is undergoing rapid technological changes. The effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in the Bank’s operations. The Bank’s competitors may have substantially greater resources to invest in technological improvements.

The trading volume in our common stock is less than that of larger public companies which can cause price volatility.

The trading history of our common stock has been characterized by relatively low trading volume. The value of a shareholder’s investment may be subject to sudden decreases due to the volatility of the price of our common stock, which trades on the NASDAQ National Market.

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuation in our operating results;
•	changes in interest rates;
•	changes in the legal or regulatory environment in which we operate;
•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
•	future sales of our common stock;
•	changes in economic conditions in our market, general conditions in the U.S. economy, financial markets or the banking industry; and
•	other developments affecting us or our competitors.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.

We may be subject to examinations by taxing authorities which could adversely affect our results of operations.

In the normal course of business, we may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we are engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

We may not be able to pay dividends in the future in accordance with past practice.

We have in the past paid a quarterly dividend to shareholders. However, we are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

At December 31, 2005, the Bank conducted its business from the headquarters office in Newton, North Carolina, and its 17 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite and Charlotte, North Carolina. The following table sets forth certain information regarding the Bank's properties at December 31, 2005.

Owned	Leased

Corporate Office	1333 2nd Street NE
518 West C Street	Hickory, North Carolina 28601
Newton, North Carolina 28658
1910 East Main Street
420 West A Street	Lincolnton, North Carolina 28092
Newton, North Carolina 28658
2050 Catawba Valley Boulevard
2619 North Main Avenue	Hickory, North Carolina 28601
Newton, North Carolina 28658
760 Highway 27 West
213 1st Street, West	Lincolnton, North Carolina 28092
Conover, North Carolina 28613
102 Leonard Avenue
3261 East Main Street	Newton, North Carolina 28658
Claremont, North Carolina 28610
6300 South Boulevard
6125 Highway 16 South	Suite 100
Denver, North Carolina 28037	Charlotte, North Carolina 28217

5153 N.C. Highway 90E	4451 Central Avenue
Hiddenite, North Carolina 28636	Suite A
Charlotte, North Carolina 28205
200 Island Ford Road
Maiden, North Carolina 28650	3752/3754 Highway 16 North
Denver, North Carolina 28037
3310 Springs Road NE
Hickory, North Carolina 28601	209 Delburg Street
Suite 105
142 South Highway 16	Davidson, North Carolina 28036
Denver, North Carolina 28037

106 North Main Street
Catawba, North Carolina 28609

ITEM 3.                  LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Bank's shareholders during the quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
                              PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth under the section captioned "Market for the Company’s Common Equity and Related Shareholder Matters" on page A-22 of the Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2005	509	$21.05	-		$2,502,174

November 1 - 30, 2005	5,270	$21.50	5,000	(1)	$2,394,424

December 1 - 31, 2005	-	-	-		$2,000,000	(2)

	5,779	$21.46	5,000		$2,000,000

(1) The Company purchased 5,000 shares in November 2005, pursuant to a $3.0 million stock repurchase program that expired November 30, 2005.

(2) The Company authorized a $2.0 million stock repurchase program effective December 1, 2005. This program will expire November 30, 2006. No shares were repurchased pursuant to this program in 2005.

ITEM 6.             SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-2 of the Annual Report, which table is incorporated herein by reference.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-3 through A-23 of the Annual Report, which section is incorporated herein by reference.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-20 of the Annual Report, which section is incorporated herein by reference.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data set forth on pages A-24 through A-48 of the Annual Report are incorporated herein by reference.

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

The information required by this Item regarding identification of members of the Company’s Audit Committee is set forth under the section captioned “Proposal 1 - Election of Directors - Committees of the Board” on page 8 of the Proxy Statement, which section is incorporated herein by reference. The Board of Directors of the Company has determined that each of the members of the Company’s Audit Committee qualifies as an “audit committee financial expert.” Those members are Robert C. Abernethy, Douglas S. Howard, Larry E. Robinson, Dan R. Timmerman, Sr., Gary E. Matthews and Dr. Billy L. Price, Jr. Each member of the Audit Committee is independent, as defined in the regulations enacted under the Securities Exchange Act of 1934.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13)
and incorporated herein by reference)

	(a)	Report of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2005 and 2004

	(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and
2003

	(d)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2005, 2004 and 2003

	(e)	Consolidated Statements of Comprehensive Income for the Years Ended December 31,
2005, 2004 and 2003

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004
and 2003

	(g)	Notes to Consolidated Financial Statements

15(a)2.	Financial Consolidated Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

	Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the
Securities and Exchange Commission on September 2, 1999

	Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 26, 2004

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on
September 2, 1999

	Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe
incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

	Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman,
Jr. incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

	Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and
Long Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on
March 30, 2000

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron, incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and
Exchange Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (12)	Statement Regarding Computation of Ratios

Exhibit (13)	2005 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North
Carolina, Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit 21 to the Form 10-K filed with the Securities and
Exchange Commission on March 27, 2003

Exhibit (23)(a)	Consent of Porter Keadle Moore, LLP for Registration Statement on
Form S-3 filed with the Securities and Exchange Commission on August
10, 2000

Exhibit (23)(b)	Consent of Porter Keadle Moore, LLP for Registration Statement on
Form S-8 filed with the Securities and Exchange Commission on
September 28, 2000

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

	By:	/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony W. Wolfe	President and Chief Executive Officer	March 24, 2006
Tony W. Wolfe	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 24, 2006
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 24, 2006
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 24, 2006
Douglas S. Howard

/s/ A. Joseph Lampron	Executive Vice President and Chief	March 24, 2006
A. Joseph Lampron	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 24, 2006
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 24, 2006
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 24, 2006
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 24, 2006
Larry E. Robinson

/s/ William Gregory Terry	Director	March 24, 2006
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 24, 2006
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 24, 2006
Benjamin I. Zachary