Form 10-Q
period 2006-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2006-05-11
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

	Yes	X	No	___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	___	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,439,297 shares of common stock, outstanding at May 10, 2006.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2006 (Unaudited) and
	December 31, 2005	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2006 and 2005 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2006 and 2005 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2006 and 2005 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Signatures		23
Certifications		24-26

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2005.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
Assets	2006	2005
	(Unaudited)

Cash and due from banks	$22,959,163	18,468,999
Federal funds sold	3,493,000	1,347,000
Cash and cash equivalents	26,452,163	19,815,999

Investment securities available for sale	113,758,100	115,158,184
Other investments	5,804,449	5,810,749
Total securities	119,562,549	120,968,933

Mortgage loans held for sale	2,571,200	2,247,900

Loans	590,564,977	566,663,416
Less allowance for loan losses	(7,649,364)	(7,424,782)
Net loans	582,915,613	559,238,634

Premises and equipment, net	12,705,399	12,662,153
Cash surrender value of life insurance	6,363,484	6,311,757
Accrued interest receivable and other assets	11,178,541	9,034,239
Total assets	$761,748,949	730,279,615

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$101,497,002	94,660,721
NOW, MMDA & savings	172,164,020	183,248,699
Time, $100,000 or more	184,315,220	152,410,976
Other time	155,538,776	152,533,265
Total deposits	613,515,018	582,853,661

Demand notes payable to U.S. Treasury	121,769	1,473,693
Securities sold under agreement to repurchase	3,905,108	981,050
FHLB borrowings	69,500,000	71,600,000
Junior subordinated debentures	14,433,000	14,433,000
Accrued interest payable and other liabilities	4,800,560	4,585,217
Total liabilities	706,275,455	675,926,621

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,437,285 shares in 2006
and 3,440,805 shares in 2005	40,856,995	41,096,500
Retained earnings	16,511,234	14,656,160
Accumulated other comprehensive income (loss)	(1,894,735)	(1,399,666)
Total shareholders' equity	55,473,494	54,352,994

Total liabilities and shareholders' equity	$761,748,949	730,279,615

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three months ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$11,527,479	8,461,937
Interest on federal funds sold	4,142	1,480
Interest on investment securities:
U.S. Government agencies	1,021,674	848,356
States and political subdivisions	192,750	181,863
Other	125,163	87,033
Total interest income	12,871,208	9,580,669

Interest expense:
NOW, MMDA & savings deposits	674,737	633,320
Time deposits	2,987,731	1,789,677
FHLB borrowings	885,690	711,776
Junior subordinated debentures	279,639	207,474
Other	35,543	4,066
Total interest expense	4,863,340	3,346,313

Net interest income	8,007,868	6,234,356

Provision for loans losses	759,000	690,000

Net interest income after provision for loan	7,248,868	5,544,356
losses

Non-interest income:
Service charges	924,945	805,260
Other service charges and fees	396,017	244,627
Loss on sale of securities	(81,800)	-
Mortgage banking income	120,608	103,116
Insurance and brokerage commissions	103,900	109,759
Miscellaneous	474,209	375,306
Total non-interest income	1,937,879	1,638,068

Non-interest expense:
Salaries and employee benefits	3,238,770	3,062,501
Occupancy	988,396	969,066
Other	1,475,312	1,227,280
Total non-interest expenses	5,702,478	5,258,847

Earnings before income taxes	3,484,269	1,923,577

Income taxes	1,249,200	646,800

Net earnings	$2,235,069	1,276,777

Basic earnings per share	$0.59	0.34
Diluted earnings per share	$0.58	0.33
Cash dividends declared per share	$0.10	0.09

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)

Net earnings	$2,235,069	1,276,777

Other comprehensive income (loss):
Unrealized holding losses on securities
available for sale	(678,354)	(1,602,733)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	81,800	-
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(446,705)	(319,000)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	196,101	-

Total other comprehensive loss,
before income taxes	(847,158)	(1,921,733)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding losses on securities
available for sale	(264,218)	(624,264)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	31,861	-
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(196,113)	(124,251)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	76,381	-

Total income tax benefit related to
other comprehensive income	(352,089)	(748,515)

Total other comprehensive loss,
net of tax	(495,069)	(1,173,218)

Total comprehensive income	$1,740,000	103,559

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,235,069	1,276,777
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	360,180	406,394
Provision for loan losses	759,000	690,000
Loss on sale of investment securities	81,800	-
Recognition of loss on sale of derivative instruments	196,101	-
Amortization of deferred gain on sale of premises	(5,224)	(5,224)
Gain on sale of repossessed assets	(13,368)	(3,067)
Stock option compensation expense	1,423	-
Change in:
Mortgage loans held for sale	(323,300)	692,825
Cash surrender value of life insurance	(51,727)	(114,392)
Other assets	(1,870,200)	(621,170)
Other liabilities	215,343	44,887

Net cash provided by operating activities	1,585,097	2,367,030

Cash flows from investing activities:
Purchases of investment securities available for sale	(3,754,753)	(3,014,262)
Proceeds from calls and maturities of investment securities available for sale	1,574,444	3,060,492
Proceeds from sales of investment securities available for sale	2,918,200	-
Purchases of other investments	(3,085,200)	(2,600,290)
Proceeds from sale of other investments	3,091,500	1,917,000
Net change in loans	(24,465,589)	(5,904,998)
Purchases of premises and equipment	(408,152)	(533,451)
Proceeds from sale of repossessed assets	229,126	42,696
Purchases of derivative financial instruments	(562,500)	-

Net cash used by investing activities	(24,462,924)	(7,032,813)

Cash flows from financing activities:
Net change in deposits	30,661,357	1,731,872
Net change in demand notes payable to U.S. Treasury	(1,351,924)	100,317
Net change in securities sold under agreement to repurchase	2,924,058	-
Proceeds from FHLB borrowings	103,900,000	77,300,000
Repayments of FHLB borrowings	(106,000,000)	(75,300,000)
Proceeds from exercise of stock options	185,495	41,498
Common stock repurchased	(425,000)	-
Cash paid in lieu of fractional shares	-	(4,700)
Cash dividends paid	(379,995)	(345,141)

Net cash provided by financing activities	29,513,991	3,523,846

Net change in cash and cash equivalent	6,636,164	(1,141,937)

Cash and cash equivalents at beginning of period	19,815,999	16,790,871

Cash and cash equivalents at end of period	$26,452,163	15,648,934

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three months ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,932,390	3,410,312
Income taxes	$319,500	-

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(364,197)	(978,469)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(130,872)	(194,749)
Transfer of loans to other real estate and repossessions	$29,610	21,978
Transfer of retained earnings to common stock for
issuance of stock dividend	$-	6,274,087

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the notes to consolidated financial statements in the Company’s 2006 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2006 Annual Meeting of Shareholders.

(2)        Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	2006	2005

Balance, beginning of period	$7,424,782	8,048,627
Provision for loan losses	759,000	690,000
Less:
Charge-offs	(586,039)	(1,404,263)
Recoveries	51,621	85,216
Net charge-offs	(534,418)	(1,319,047)

Balance, end of period	$7,649,364	7,419,580

(3)        Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. All previously reported per share amounts have been restated to reflect a 10% stock dividend approved on April 20, 2006 by the Board of Directors of the Company.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2006 and 2005 is as follows:

For the three months ended March 31, 2006

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,235,069	3,791,549	$0.59
Effect of dilutive securities:
Stock options	-	85,484
Diluted earnings per share	$2,235,069	3,877,033	$0.58

For the three months ended March 31, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,276,777	3,795,301	$0.34
Effect of dilutive securities:
Stock options	-	58,653
Diluted earnings per share	$1,276,777	3,853,955	$0.33

(4)        Derivative Financial Instruments and Hedging Activities

The Company entered into a new interest rate floor contract with a notional amount of $45.0 million during the first quarter of 2006. This derivative instrument is used to hedge future cash flows of the first $45.0 million of certain variable rate home equity loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in January 2009. If the prime rate falls below 7.50% during the term of this contract, the Company will receive payments based on the $45.0 million notional amount times the difference between 7.50% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.50% or higher. The Company paid a premium of $562,500 on this contract.

(5)        Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees. A total of 354,046 shares were reserved for possible issuance under this Plan. All rights must be granted or awarded within ten years from the 1999 effective date.

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire after ten years. The Company did not grant any options during the three months ended March 31, 2006.
A summary of the activity for the three months ended March 31, 2006 is presented below:

	Three months ended
	March 31, 2006
	Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, beginning of period	193,743	$13.41
Granted during the period	-	-
Forfeited during the period	-	-
Exercised during the period	(13,980)	13.27

Outstanding, end of period	179,763	$13.42	5.51	$2,441,268

Number of shares exercisable	176,829	$13.36	5.46	$2,412,582

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $1,400 for the three months ended March 31, 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first quarter of 2006. As of March 31, 2006, there was $6,000 of total unrecognized compensation cost related to nonvested employee stock options, which is

expected to be recognized over a period of 2 years.    The Company did not recognize any compensation expense for employee stock options for the three months ended March 31, 2005.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of March 31, 2005.

		Three months ended
		March 31, 2005

Net earnings	As reported	$1,276,777
	Effect of grants	(43,195)
	Effect of forfeitures	7,880

	Proforma	$1,241,462

Basic earnings per share	As reported	$0.34
	Proforma	$0.33

Diluted earnings per share	As reported	$0.33
	Proforma	$0.32

No options were granted during the three months ended March 31, 2006 and 2005. The total intrinsic value (amount by which the fair market value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2006 and 2005 was $141,000 and $14,000, respectively. No options vested during the three months ended March 31, 2006 and 2005.

Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $185,000 and $41,000, respectively. The tax benefit for the tax deductions from option exercises totaled $56,000 and $6,000, respectively for the three months ended March 31, 2006 and 2005.

(6)        Subsequent Event

On April 20, 2006, the Board of Directors of the Company authorized a 10% stock dividend. As a result of the stock dividend, each shareholder will receive one new share of stock for every ten shares of stock they hold as of the record date. Shareholders will receive a cash payment in lieu of any fractional shares resulting from the stock dividend. The cash dividend will be paid based on the number of shares held by shareholders as adjusted by the stock dividend. All previously reported per share amounts have been restated to reflect this stock dividend.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. Peoples Bancorp is the parent company of Peoples Bank (the “Bank”) and a registered bank holding company operating under the supervision of the Federal Reserve Board. The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander Mecklenburg and Iredell counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Federal Reserve has increased the Federal Funds Rate a total of 2.75% since December 31, 2004 with the rate set at 7.75% as of March 31, 2006. These increases had a positive impact on first quarter earnings and should continue to have a positive impact on the Bank’s net interest income in the future periods. The positive impact from the increase in the Federal Funds Rate has been partially offset by the decrease in earnings realized on interest rate contracts, including both interest rate swaps and interest rate floors, utilized by the Company. The swaps were put in place during the time that the Federal Funds Rate approached 1.00% and helped to offset the decline in income experienced in 2003 and 2004 because of the reductions in the Federal Funds Rate that the Federal Reserve implemented from January 2001 to June 2003. Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

Summary of Significant Accounting Policies
The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank, along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. The following is a summary of some of the more subjective and complex accounting policies of the Company. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2006 Annual Meeting of Shareholders. The following is a summary of the more subjective and complex accounting policies of the Company.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For a more complete discussion of policies, see the notes to the consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for periods beginning after December 31, 2005. The Company recognized compensation expense for employee stock options of $1,400 for the three months ended March 31, 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first quarter of 2006.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Results of Operations
Summary. Net earnings for the first quarter of 2006 were $2.2 million, or $0.59 basic net earnings per share and $0.58 diluted net earnings per share as compared to $1.3 million, or $0.34 basic net earnings per share and $0.33 diluted net earnings per share for the same period one year ago. Net earnings from recurring operations as of March 31, 2006 were $2.4 million, or $0.63 basic net income per share and $0.62 diluted net income per share, as compared to the first quarter of 2005 net income from recurring operations of $1.3 million, or $0.34 basic net income per share and $0.33 diluted net income per share. The increase in net earnings is primarily attributable to growth in interest-earning assets, which contributed to increases in net interest income, and non-interest income, which were partially offset by increases in the provision for loan losses and non-interest expense.

The annualized return on average assets was 1.22% for the three months ended March 31, 2006 compared to 0.75% for the same period in 2005, and annualized return on average shareholders' equity was 16.04% for the three months ended March 31, 2006 compared to 9.96% for the same period in 2005.

Net Interest Income. Net interest income, the major component of the Company's net earnings, was $8.0 million for the three months ended March 31, 2006, an increase of 28% over the $6.2 million earned in the same period in 2005. The increase in net interest income for the first quarter of 2006 was primarily attributable to increases in the prime rate resulting from Federal Reserve interest rate increases combined with increases in the average outstanding balances of loans and investment securities available-for-sale.

Interest income increased $3.3 million or 34% for the three months ended March 31, 2006 compared with the same period in 2005. The increase was due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of loans and investment securities available-for-sale. During the quarter ended March 31, 2006, average loans increased $41.6 million to $580.5 million from $538.9 million for the three months ended March 31, 2005. During the quarter ended March 31, 2006, average investment securities available-for-sale increased $12.2 million to $116.7 million from $104.5 million for the three months ended March 31, 2005.

Interest expense increased $1.5 million or 45% for the three months ended March 31, 2006 compared with the same period in 2005. The increase in interest expense was due to an increase in the cost of funds to 3.32% for the three months ended March 31, 2006 from 2.46% for the same period in 2005, combined with an increase in volume of interest-bearing liabilities. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing checking and savings accounts and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 1.58% for the three months ended March 31, 2006 as compared to 1.34% for the same period of 2005. The average rate paid on certificates of deposits was 3.75% for the three months ended March 31, 2006 compared to 2.60% for the same period one year ago.

Provision for Loan Losses. For the three months ended March 31, 2006, a contribution of $759,000 was made to the provision for loan losses compared to $690,000 for the same period one year ago.

Non-Interest Income. Total non-interest income was $1.9 million in the first quarter of 2006, an 18% increase over the $1.6 million for the same period in 2005. This increase is primarily due to an increase in service charge and fee income, mortgage banking income and other miscellaneous income. Service charges were $925,000 and $805,000 for the three months ended March 31, 2006 and 2005, respectively. This increase is primarily due to an increase of $74,000 in NSF fee income. Other service charges and fees increased 62% to $396,000 for the three-month period ended March 31, 2006 when compared to the same period one year ago. This increase is primarily attributable to an increase of $80,000 in check cashing fee income and an increase of $38,000 in miscellaneous fee income. Mortgage banking income increased $17,000 or 17% during the three months ended March 31, 2006 as compared to the corresponding period in 2005. Miscellaneous income was $488,000 for the three months ended March 31, 2006, a 29% increase from $378,000 for the same period in 2005. This increase in miscellaneous income was partially attributable to an increase of $45,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts and a $27,000 increase in income from the Bank’s Real Estate Advisory Services, Inc. subsidiary. These increases were partially offset by an $82,000 loss on sale of securities. Recurring non-interest income amounted to $2.0 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase in recurring non-interest income is primarily due to an increase in service charges and fees, miscellaneous other income and an increase mortgage banking income. Net non-recurring losses on the disposition of assets totaled $63,000 and consisted primarily of losses on the sale of securities.

Non-Interest Expense. Total non-interest expense increased 8% to $5.7 million for the first quarter of 2006 as compared to $5.3 million for the corresponding period in 2005. Salary and employee benefits totaled $3.2 million for the three months ended March 31, 2006, an increase of 6% from the same period in 2005. The increase in salary and employee benefits is due to normal salary increases and increased employee incentive expense. Occupancy expense increased 2% for the quarter ended March 31, 2006. Other non-interest expense increased 20% to $1.5 million for the three months ended March 31, 2006 as compared to the same period in 2005. This increase in other non-interest expense is attributable to a $178,000 prepayment fee associated with the early termination of a $5 million Federal Home Loan Bank advance in the first quarter of 2006. Recurring non-interest expense increased 5% to $5.5 million for the three months ended March 31, 2006, as compared to $5.3 million for the same period last year.

Income Taxes.The Company reported income taxes of $1.2 million and $647,000 for the first quarters of 2006 and 2005, respectively. This represented effective tax rates of 36% and 34% for the respective periods.

Analysis of Financial Condition
Investment Securities.Available-for-sale securities amounted to $113.8 million at March 31, 2006 compared to $115.2 million at December 31, 2005. This decrease is primarily the result of paydowns on mortgage-backed securities, calls and maturities, which were partially offset by additional securities purchases. Average investment securities available for sale for the three months ended March 31, 2006 amounted to $116.6 million compared to $108.7 million for the year ended December 31, 2005.

Loans.At March 31, 2006, loans amounted to $590.6 million compared to $566.7 million at December 31, 2005, an increase of $23.9 million. Average loans represented 82% of total earning assets for the three months ended March 31, 2006 and the year ended December 31, 2005. Mortgage loans held for sale were $2.6 million and $2.2 million at March 31, 2006 and December 31, 2005, respectively.

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

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at March 31, 2006 and December 31, 2005.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade*		Percentage
	03/31/2006	12/31/2005	03/31/2006	12/31/2005

Risk 1 (Excellent Quality)	13.69%	14.28%	0.15%	0.15%
Risk 2 (High Quality)	17.62%	18.16%	0.50%	0.50%
Risk 3 (Good Quality)	58.26%	56.40%	1.00%	1.00%
Risk 4 (Management Attention)	7.50%	8.38%	2.50%	2.50%
Risk 5 (Watch)	1.15%	0.88%	7.00%	7.00%
Risk 6 (Substandard)	0.37%	0.42%	12.00%	12.00%
Risk 7 (Low Substandard)	0.59%	0.86%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%

*Excludes non-accrual loans

At March 31, 2006 there was one relationship which totaled $1.8 million in the Watch risk grade, no relationships exceeding $1.0 million in the Substandard risk grade and one relationship which totaled $3.1 million in the Low Substandard risk grade. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At March 31, 2006 and December 31, 2005, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $4.9 million and $3.5 million, respectively, with related allowance for loan losses of approximately $628,000 and $478,000, respectively.

The allowance for loan losses totaled $7.6 million at March 31, 2006 and $7.4 million at December 31, 2005, which represented 1.30% of total loans outstanding at March 31, 2006 and 1.31% of total loans outstanding as of December 31, 2005.

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

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg County. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At March 31, 2006, approximately 5% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $5.2 million at March 31, 2006 or 0.68% of total assets, compared to $5.0 million at December 31, 2005, or 0.68% of total assets. Non-accrual loans were $4.9 million at March 31, 2006 and $3.5 million at December 31, 2005. As a percentage of total loans outstanding, non-accrual loans were 0.82% at March 31, 2006 compared to 0.62% at December 31, 2005. The Bank had no loans ninety days past due and still accruing at March 31, 2006 as compared to $946,000 at December 31, 2005. Other real estate owned totaled $345,000 as of March 31, 2006 as compared to $531,000 at December 31, 2005. The Bank had no repossessed assets as of March 31, 2006 or December 31, 2005.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $4.9 million and $4.4 million at March 31, 2006 and December 31, 2005, respectively. The ratio of non-performing loans to total loans was 0.82% at March 31, 2006, as compared to 0.79% at December 31, 2005.

  Deposits. Total deposits at March 31, 2006 were $613.5 million, an increase of $30.6 million over deposits of $582.9 million at December 31, 2005. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, decreased $1.2 million to $429.2 million at March 31, 2006 as compared to $430.4 million at December 31, 2005. Certificates of deposit in amounts greater than $100,000 or more totaled $184.3 million at March 31, 2006 as compared to $152.4 million at December 31, 2005. At March 31, 2006, brokered deposits amounted to $65.5 million as compared to $40.3 million at December 31, 2005. The increase in brokered deposits was necessary to fund increased loan demand. Brokered deposits outstanding as of March 31, 2006 had a weighted average rate of 4.30% with a weighted average original term of 12 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $69.5 million at March 31, 2006 compared to $71.6 million at December 31, 2005. The average balance of FHLB borrowings for the three months ended March 31, 2006 was $79.7 million compared to $65.9 million for the year ended December 31, 2005. At March 31, 2006, FHLB borrowings with maturities exceeding one year amounted to $67.0 million. The FHLB has the option to convert $52.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without payment of a prepayment fee. The Company also has an additional $15.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB. The Company had no federal funds purchased as of March 31, 2006 or December 31, 2005.

Securities sold under agreements to repurchase amounted to $3.9 million and $981,000 as of March 31, 2006 and December 31, 2005, respectively.

Junior Subordinated Debentures (related to Trust Preferred Securities). In December 2001 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust I (“PEBK Trust”), which issued $14.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of PEBK Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust to purchase $14.4 million of junior subordinated debentures of the Company, which pay a floating rate equal to prime plus 50 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of PEBK Trust. PEBK Trust is not included in the consolidated financial statements.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Average rate sensitive assets for the three months ended March 31, 2006 totaled $705.0 million, exceeding average rate sensitive liabilities of $594.8 million by $110.2 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered a derivative financial instrument. As of March 31, 2006, the Company had cash flow hedges with a notional amount of $115.0 million. These derivative instruments consist of three interest rate floor contracts that are used to hedge future cash flows of the first $115.0 million of certain variable rate commercial and home equity loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in July 2008, November 2008 and January 2009. If the prime rate falls below 6.25% during the term of the contract on the first floor, the Company will receive payments based on the $35.0 million notional amount times the difference between 6.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 6.25% or higher. The Company paid a premium of $161,000 on this contact. On the second floor if the prime rate falls below 7.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 7.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.00% or higher. The Company paid a premium of $203,000 on this contract. On the third floor if the prime rate falls below 7.50% during the term of the contract on the third floor, the Company will receive payments based on the $45.0 million notional amount times the difference between 7.50% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.50% or higher. The Company paid a premium of $562,500 on this contract. The amortization expense recognized on these three interest rate floor contracts totaled $57,000 for the three month period ended March 31, 2006.

The Company settled two previously outstanding interest rate swap agreements during 2005. The first swap, with a notional amount of $25.0 million and scheduled to mature in April 2006 was sold for a loss of $318,000. The second swap with a notional amount of $30.0 million and scheduled to mature in September 2006 was sold for a loss of $552,000. The losses realized upon settlement are being recognized over the original term of the agreements and during the three-month period, ended March 31, 2006, losses of approximately $196,000 were recognized.

The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2006, the Bank had $85.3 million in loans with interest rate floors; however, none of the floors were in effect pursuant to the terms of the promissory notes on these loans.

The Bank also had $17.2 million in loans with interest rate caps. The weighted average rate on these loans is 0.86% lower than the indexed rate on the promissory notes without the interest rate caps.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2006 such unfunded commitments to extend credit were $136.1 million, while commitments in the form of standby letters of credit totaled $2.7 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2006, the Company’s core deposits totaled $429.2 million, or 70% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At March 31, 2006, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $65.5 million, which mature over the next two years. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $69.5 million at March 31, 2006. The remaining availability at FHLB was $58.3 million at March 31, 2006. The Bank also had the ability to borrow up to $25.0 million for the purchase of overnight federal funds from two correspondent financial institutions as of March 31, 2006.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 37.32% at March 31, 2006 and 36.81% at December 31, 2005. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2006 and December 31, 2005 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	March 31, 2006	December 31, 2005

Contractual Cash Obligations
Long-term borrowings	$67,000	67,000
Junior subordinated debentures	14,433	14,433
Operating lease obligations	8,478	8,599

Total	$89,911	90,032

Other Commitments
Commitments to extend credit	$136,121	133,409
Standby letters of credit and financial guarantees written	2,694	2,692

Total	$138,815	136,101

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

Capital Resources. Shareholders’ equity at March 31, 2006 was $55.5 million compared to $54.4 million at December 31, 2005. At March 31, 2006 and December 31, 2005, unrealized losses, net of taxes, amounted to $1.9 million and $1.4 million, respectively. The increase in unrealized losses at March 31, 2006 is primarily attributable to a decrease in the market value of available for sale securities and derivative instruments. Management expects that accumulated comprehensive income (loss) will continue to fluctuate due to changes in the market value of available for sale investments securities and derivative instruments caused by changes in market interest rates. Annualized return on average equity for the three months ended March 31, 2006 was 16.04% compared to 9.96% for the year ended December 31, 2005. Total cash dividends paid during the three months ended March 31, 2006 amounted to $380,000 as compared to total cash dividends of $345,000 paid for the first three months of 2005.

Since implementation of a stock repurchase plan implemented in November 2005, which expires in November 2006, the Company has repurchased $425,000, or 17,500 shares of its common stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier 1 capital ratio was 10.81% and 11.02% at March 31, 2006 and December 31, 2005, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 11.97% and 12.19% at March 31, 2006 and December 31, 2005, respectively. In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 9.56% and 9.84% at March 31, 2006 and December 31, 2005, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.30% and 10.46% at March 31, 2006 and December 31, 2005, respectively. The total risk-based capital ratio for the Bank was 11.47% and 11.64% at March 31, 2006 and December 31, 2005, respectively. The Bank’s Tier 1 leverage capital ratio was 9.10% and 9.33% at March 31, 2006 and December 31, 2005, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

 There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2006 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-
material proceedings occuring in the ordinary course of business.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in the Company's Form 10-K in response to Item
1A. to Part I to Form 10-K, filed with the Securities and Exchange Commission on March 24, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2006	-		-	-		2,000,000

February 1 - 28, 2006	509	(1)	23.83	-		2,000,000

March 1 - 31, 2006	17,500		24.29	17,500	(2)	1,575,000

Total	18,009		24.27	17,500		1,575,000

(1) The Company purchased 509 shares on the open market in February 2006 for its deferred compensation plan.

(2) The Company purchased 17,500 shares in March 2006, pursuant to a $2.0 million stock repurchase program which was announced on November 22, 2005. This program will expire November 30, 2006.

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

Peoples Bancorp of North Carolina, Inc.

May 11, 2006	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2006	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)