Form 10-Q
period 2006-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2006-08-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,793,126 shares of common stock, outstanding at July 31, 2006.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2006 (Unaudited) and December
	31, 2005	3

	Consolidated Statements of Earnings for the three months ended June 30,
	2006 and 2005 (Unaudited), and for the six months ended June 30, 2006
	and 2005 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended June 30, 2006 and 2005 (Unaudited), and for the six months ended
	June 30, 2006 and 2005 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30,
	2006 and 2005 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	26
Item 6.	Exhibits	26-27
Signatures		28
Certifications		29-31

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
Assets	2006	2005
	(Unaudited)

Cash and due from banks	$28,048,883	18,468,999
Federal funds sold	2,951,000	1,347,000
Cash and cash equivalents	30,999,883	19,815,999

Investment securities available for sale	113,225,359	115,158,184
Other investments	6,055,199	5,810,749
Total securities	119,280,558	120,968,933

Mortgage loans held for sale	3,440,575	2,247,900

Loans	607,230,621	566,663,416
Less allowance for loan losses	(7,922,419)	(7,424,782)
Net loans	599,308,202	559,238,634

Premises and equipment, net	12,779,739	12,662,153
Cash surrender value of life insurance	6,415,211	6,311,757
Accrued interest receivable and other assets	11,468,148	9,034,239
Total assets	$783,692,316	730,279,615

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$105,941,780	94,660,721
NOW, MMDA & savings	171,272,466	183,248,699
Time, $100,000 or more	175,658,315	152,410,976
Other time	157,916,424	152,533,265
Total deposits	610,788,985	582,853,661

Demand notes payable to U.S. Treasury	177,851	1,473,693
Securities sold under agreement to repurchase	2,868,110	981,050
FHLB borrowings	74,100,000	71,600,000
Junior subordinated debentures	35,052,000	14,433,000
Accrued interest payable and other liabilities	3,899,724	4,585,217
Total liabilities	726,886,670	675,926,621

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,788,284 shares in 2006
and 3,440,805 shares in 2005	50,384,830	41,096,500
Retained earnings	9,318,997	14,656,160
Accumulated other comprehensive income (loss)	(2,898,181)	(1,399,666)
Total shareholders' equity	56,805,646	54,352,994

Total liabilities and shareholders' equity	$783,692,316	730,279,615

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$12,543,896	9,220,188	24,071,375	17,682,125
Interest on federal funds sold	17,060	1,425	21,202	2,905
Interest on investment securities:
U.S. Government agencies	1,070,334	854,201	2,092,008	1,702,557
States and political subdivisions	193,411	180,632	386,161	362,495
Other	120,424	91,924	245,587	178,957
Total interest income	13,945,125	10,348,370	26,816,333	19,929,039

Interest expense:
NOW, MMDA & savings deposits	681,623	641,962	1,356,360	1,275,282
Time deposits	3,432,723	2,101,247	6,420,454	3,890,924
FHLB borrowings	968,265	710,008	1,853,955	1,421,784
Junior subordinated debentures	297,681	225,516	577,320	432,990
Other	48,300	7,045	83,843	11,111
Total interest expense	5,428,592	3,685,778	10,291,932	7,032,091

Net interest income	8,516,533	6,662,592	16,524,401	12,896,948

Provision for loans losses	413,000	723,000	1,172,000	1,413,000

Net interest income after provision for loan losses	8,103,533	5,939,592	15,352,401	11,483,948

Non-interest income:
Service charges	1,016,930	947,309	1,941,875	1,752,569
Other service charges and fees	363,012	270,865	759,029	515,492
Loss on sale of securities	(91,951)	-	(173,751)	-
Mortgage banking income	119,268	101,640	239,876	204,756
Insurance and brokerage commissions	109,783	102,761	213,683	212,520
Miscellaneous	508,871	419,181	983,080	794,487
Total non-interest income	2,025,913	1,841,756	3,963,792	3,479,824

Non-interest expense:
Salaries and employee benefits	3,265,032	2,971,765	6,503,802	6,034,266
Occupancy	1,017,425	988,560	2,005,821	1,957,626
Other	1,660,957	1,340,364	3,136,269	2,567,644
Total non-interest expenses	5,943,414	5,300,689	11,645,892	10,559,536

Earnings before income taxes	4,186,032	2,480,659	7,670,301	4,404,236

Income taxes	1,524,600	872,600	2,773,800	1,519,400

Net earnings	$2,661,432	1,608,059	4,896,501	2,884,836

Basic earnings per share	$0.70	0.42	1.29	0.76
Diluted earnings per share	$0.68	0.42	1.26	0.75
Cash dividends declared per share	$0.11	0.09	0.21	0.18

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net earnings	$2,661,432	1,608,059	4,896,501	2,884,836

Other comprehensive income (loss):
Unrealized holding losses on securities
available for sale	(1,668,016)	696,306	(2,346,369)	(906,427)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	91,951	-	173,751	-
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(220,198)	243,826	(666,903)	(75,174)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	105,530	82,798	301,630	82,798

Total other comprehensive loss,
before income taxes	(1,690,733)	1,022,930	(2,537,891)	(898,803)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding losses on securities
available for sale	(649,692)	271,211	(913,911)	(353,053)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	35,815	-	67,676	-
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(114,513)	94,970	(310,626)	(29,281)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	41,103	32,250	117,485	32,250

Total income tax benefit related to
other comprehensive income	(687,287)	398,431	(1,039,376)	(350,084)

Total other comprehensive loss,
net of tax	(1,003,446)	624,499	(1,498,515)	(548,719)

Total comprehensive income	$1,657,986	2,232,558	3,397,986	2,336,117

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$4,896,501	2,884,836
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	859,573	836,359
Provision for loan losses	1,172,000	1,413,000
Loss on sale of investment securities	173,751	-
Recognition of loss on sale of derivative instruments	301,630	82,798
Amortization of deferred gain on sale of premises	(10,448)	(10,447)
Gain on sale of repossessed assets	(13,453)	(2,859)
Amortization of deferred issuance costs on trust preferred securities	156,723	8,871
Stock option compensation expense	1,757	-
Change in:
Mortgage loans held for sale	(1,192,675)	426,425
Cash surrender value of life insurance	(103,454)	(168,785)
Other assets	(1,571,650)	1,000,768
Other liabilities	(685,493)	(437,971)

Net cash provided by operating activities	3,984,762	6,032,995

Cash flows from investing activities:
Purchases of investment securities available for sale	(10,759,635)	(6,655,522)
Proceeds from calls and maturities of investment securities available for sale	4,055,529	5,503,368
Proceeds from sales of investment securities available for sale	6,325,544	-
Purchases of other investments	(7,282,450)	(4,395,790)
Proceeds from sale of other investments	7,038,000	3,298,500
Net change in loans	(41,520,523)	(17,111,546)
Purchases of premises and equipment	(837,418)	(986,160)
Proceeds from sale of repossessed assets	443,123	59,487
Purchases of derivative financial instruments	(961,500)	(870,000)

Net cash used by investing activities	(43,499,330)	(21,157,663)

Cash flows from financing activities:
Net change in deposits	27,935,324	12,325,933
Net change in demand notes payable to U.S. Treasury	(1,295,842)	(382,493)
Net change in securities sold under agreement to repurchase	1,887,060	-
Proceeds from FHLB borrowings	397,500,000	129,500,000
Repayments of FHLB borrowings	(395,000,000)	(119,500,000)
Proceeds from issuance of trust preferred securities	20,619,000	-
Proceeds from exercise of stock options	281,042	64,514
Common stock repurchased	(425,000)	-
Cash paid in lieu of fractional shares	(6,426)	(4,700)
Cash dividends paid	(796,706)	(690,472)

Net cash provided by financing activities	50,698,452	21,312,782

Net change in cash and cash equivalent	11,183,884	6,188,114

Cash and cash equivalents at beginning of period	19,815,999	16,790,871

Cash and cash equivalents at end of period	$30,999,883	22,978,985

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six months ended June 30, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,544,350	6,951,184
Income taxes	$3,087,600	814,000

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(1,326,383)	(553,373)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(172,132)	4,654
Transfer of loans to other real estate and repossessions	$278,954	34,757
Transfer of retained earnings to common stock for
issuance of stock dividend	$9,430,532	6,274,087

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

In June 2006, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue, if ratified by the Financial Accounting Standards Board (FASB), would require companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar polices carried in Bank Owned Life Insurance (BOLI). If adopted as proposed, this would be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect of the proposal on the Company’s results of operations and financial condition, as the Bank has split-dollar policies in place in its BOLI.

(2)           Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2006 and 2005:

	2006	2005

Balance, beginning of period	$7,424,782	8,048,627
Provision for loan losses	1,172,000	1,413,000
Less:
Charge-offs	(900,487)	(1,681,002)
Recoveries	226,124	240,831
Net charge-offs	(674,363)	(1,440,171)

Balance, end of period	$7,922,419	8,021,456

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2006 is as follows:

For the three months ended June 30, 2006
			Per Share
	Net Earnings	Common Shares	Amount

Basic earnings per share	$2,661,432	3,785,115	$0.70
Effect of dilutive securities:
Stock options	-	101,455
Diluted earnings per share	$2,661,432	3,886,570	$0.68

For the six months ended June 30, 2006

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$4,896,501	3,788,314	$1.29
Effect of dilutive securities:
Stock options	-	93,514
Diluted earnings per share	$4,896,501	3,881,828	$1.26

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2005 is as follows:

For the three months ended June 30, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,608,059	3,797,883	$0.42
Effect of dilutive securities:
Stock options	-	53,143
Diluted earnings per share	$1,608,059	3,851,026	$0.42

For the six months ended June 30, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,884,836	3,796,599	$0.76
Effect of dilutive securities:
Stock options	-	55,883
Diluted earnings per share	$2,884,836	3,852,482	$0.75

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

The Company also entered into another new interest rate floor contract with a notional amount of $35.0 million during the second quarter of 2006. This derivative instrument is used to hedge future cash flows of the first $35.0 million of certain variable rate construction loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in June 2009. If the prime rate falls below 8.00% during the term of this contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 8.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 8.00% or higher. The Company paid a premium of $399,000 on this contract.

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

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire ten years after issuance. The Company did not grant any options during the three and six months ended June 30, 2006. A summary of the activity for the three and six months ended June 30, 2006 is presented below:

	Three months ended
	June 30, 2006
	Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, beginning of period	197,750	$12.20
Granted during the period	-	-
Forfeited during the period	-	-
Exercised during the period	(7,501)	12.74

Outstanding, end of period	190,249	$12.18	5.26	$2,482,606

Number of shares exercisable	187,828	$12.13	5.21	$2,606,539

	Six months ended
	June 30, 2006
	Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, beginning of period	213,128	$12.19
Granted during the period	-	-
Forfeited during the period	-	-
Exercised during the period	(22,879)	12.28

Outstanding, end of period	190,249	$12.18	5.26	$2,482,606

Number of shares exercisable	187,828	$12.13	5.21	$2,606,539

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $300 and $1,800 for the three and six months ended June 30, 2006, respectively. The Company did not recognize any tax benefit on compensation expense from employee stock options in either the first or second quarter of 2006. As of June 30, 2006, there was $9,000 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over a period of 2 years. The Company did not recognize any compensation expense for employee stock options for the three and six months ended June 30, 2005.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of June 30, 2005.

		Three months ended	Six months ended
		June 30, 2005	June 30, 2005

Net earnings	As reported	$1,608,059	2,884,836
	Effect of grants	(34,604)	(74,461)
	Effect of forfeitures	-	5,253

	Proforma	$1,573,455	2,815,628

Basic earnings per share	As reported	$0.42	0.76
	Proforma	$0.41	0.74

Diluted earnings per share	As reported	$0.42	0.75
	Proforma	$0.41	0.73

No options were granted during the three months ended June 30, 2006 and 2005. The total intrinsic value (amount by which the fair market value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended June 30, 2006 and 2005 was $103,000 and $10,000, respectively. A total of 807 options vested during the three months ended June 30, 2006 and the three months ended June 30, 2005. Cash received from option exercises for the three months ended June 30, 2006 and 2005 was $96,000 and $23,000, respectively. The tax benefit for the tax deductions from option exercises totaled $35,000 and $8,000, respectively for the three months ended June 30, 2006 and 2005.

No options were granted during the six months ended June 30, 2006 and 2005. The total intrinsic value (amount by which the fair market value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended June 30, 2006 and 2005 was $244,000 and $25,000, respectively. A total of 807 options vested during the six months ended June 30, 2006 and the six months ended June 30, 2005. Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $281,000 and $65,000, respectively. The tax benefit for the tax deductions from option exercises totaled $91,000 and $14,000, respectively for the six months ended June 30, 2006 and 2005.

(6)           Stock Dividend

On April 20, 2006, the Board of Directors of the Company authorized a 10% stock dividend and a $0.11 per share cash dividend. As a result of the stock dividend, each shareholder received one new share of stock for every ten shares of stock they held as of the record date. Shareholders received a cash payment in lieu of any fractional shares resulting from the stock dividend. The cash dividend was paid based on the number of shares held by shareholders as adjusted by the stock dividend. All previously reported per share amounts have been restated to reflect this stock dividend.

(7)           Junior Subordinated Debentures

In June 2006 the Company formed a second wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three month LIBOR plus 163 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures are intended to be used to repay the trust preferred securities issued by PEBK Trust in December 2001 and for general purposes. The debentures represent the sole asset of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements.

The trust preferred securities issued by PEBK Trust II accrue and pay quarterly at a floating rate of three month LIBOR plus 163 basis points. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent PEBK Trust II has funds with which to make the distributions and other payments. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 28, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by PEBK Trust II, in whole or in part, on or after June 28, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

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

The Federal Reserve has increased the Federal Funds Rate a total of 3.00% since December 31, 2004 with the rate set at 5.25% as of June 30, 2006. These increases had a positive impact on second quarter earnings and should continue to have a positive impact on the Bank’s net interest income in the future periods. The positive impact from the increase in the Federal Funds Rate has been partially offset by the decrease in earnings realized on interest rate contracts, including both interest rate swaps and interest rate floors, utilized by the Company. The swaps were put in place during the time that the Federal Funds Rate approached 1.00% and helped to offset the decline in income experienced in 2003 and 2004 because of the reductions in the Federal Funds Rate that the Federal Reserve implemented from January 2001 to June 2003. Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for periods beginning after December 31, 2005. The Company recognized compensation expense for employee stock options of $300 and $1,800 for the three and six months ended June 30, 2006, respectively. The Company did not recognize any tax benefit on compensation expense from employee stock options in the either the first or second quarter of 2006.

In June 2006, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue, if ratified by the Financial Accounting Standards Board (FASB), would require companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar polices carried in Bank Owned Life Insurance (BOLI). If adopted as proposed, this would be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect of the proposal on the Company’s results of operations and financial condition, as the Bank has split-dollar policies in place in its BOLI.

The Company currently qualifies as a non-accelerated filer in accordance with Rule 12b-2 of the Securities Exchange Act of 1934. Therefore, the Company is not currently subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). The Company will qualify as an accelerated filer and be required to comply with SOX 404 effective December 31, 2006. The Company will incur additional consulting and audit expenses in becoming compliant and continuing to comply with SOX 404. Management does not expect expenses related to SOX 404 to have a material impact on the Company’s financial statements.

                The Bank opened a new Banco de la Gente office in Union County, in Monroe, North Carolina in June 2006 in a continuing effort to serve the Latino community. The Bank also plans to open a new traditional banking office in Iredell County, in Mooresville, North Carolina during fourth quarter 2006. Management expects to continue to open at least one new traditional office in Mecklenburg or Iredell counties in each of the next two to three years and additional Banco de la Gente offices in other metropolitan areas in North Carolina.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Results of Operations
Summary. Net earnings for the second quarter of 2006 were $2.7 million, or $0.70 basic net earnings per share and $0.68 diluted net earnings per share as compared to $1.6 million, or $0.42 basic and diluted net earnings per share for the same period one year ago. Net earnings from recurring operations for the three months ended June 30, 2006 were $2.7 million, or $0.72 basic net income per share and $0.70 diluted net income per share, as compared to the second quarter of 2005 net income from recurring operations of $1.6 million, or $0.42 basic and diluted net income per share. The increase in net earnings is primarily attributable to growth in interest-earning assets, which contributed to increases in net interest income, and non-interest income. In addition the Company had a decrease in the provision for loan losses. The increases in net interest income and non-interest income and the decrease in the provision for loan losses were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.40% for the three months ended June 30, 2006 compared to 0.93% for the same period in 2005, and annualized return on average shareholders' equity was 18.52% for the three months ended June 30, 2006 compared to 12.27% for the same period in 2005.

Net earnings for the six months ended June 30, 2006 were $4.9 million, or $1.29 basic net earnings per share and $1.26 diluted net earnings per share. Net earnings from recurring operations for the six months ended June 30, 2006 were $5.1 million, or $1.35 basic net income per share and $1.32 diluted net income per share, representing a 78% increase over net earnings from recurring operations of $2.9 million, or $0.76 basic net income per share and $0.75 diluted net income per share, for the same period one year ago. The increase in net earnings for the six-month period ended June 30, 2006 is primarily attributable to growth in interest-earning assets, which contributed to increases in net interest income, and non-interest income. In addition the Company had a decrease in the provision for loan losses. The increases in net interest income and non-interest income and the decrease in the provision for loan losses were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.31% for the six months ended June 30, 2006 compared to 0.84% for the same period in 2005, and annualized return on average shareholders’ equity was 16.91% for the six months ended June 30, 2006 compared to 10.96% for the same period in 2005.

Net Interest Income. Net interest income, the major component of the Company's net earnings, was $8.5 million for the three months ended June 30, 2006, an increase of 28% over the $6.7 million earned in the same period in 2005. The increase in net interest income for the second quarter of 2006 was primarily attributable to increases in the prime rate resulting from Federal Reserve interest rate increases combined with increases in the average outstanding balances of loans and investment securities available-for-sale.

Interest income increased $3.6 million or 35% for the three months ended June 30, 2006 compared with the same period in 2005. The increase was due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of loans and investment securities available-for-sale. The average yield earned on loans, including fees, was 8.44% for the three months ended June 30, 2006 as compared to 6.79% for the same period of 2005. During the quarter ended June 30, 2006, average loans increased $51.7 million to $596.2 million from $544.5 million for the three months ended June 30, 2005. During the quarter ended June 30, 2006, average investment securities available-for-sale increased $11.9 million to $117.3 million from $105.4 million for the three months ended June 30, 2005.

Interest expense increased $1.7 million or 47% for the three months ended June 30, 2006 compared with the same period in 2005. The increase in interest expense was due to an increase in the cost of funds to 3.58% for the three months ended June 30, 2006 from 2.66% for the same period in 2005, combined with an increase in volume of interest-bearing liabilities. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing checking and savings accounts was 1.61% for the three months ended June 30, 2006 as compared to 1.37% for the same period of 2005. The average rate paid on certificates of deposits was 4.05% for the three months ended June 30, 2006 compared to 2.92% for the same period one year ago.

Net interest income for the six-month period ended June 30, 2006 was $16.5 million, an increase of 28% over net interest income of $12.9 million for the six months ended June 30, 2005. This increase is attributable to an increase in interest income due to increases in the prime rate, combined with increases in the average outstanding balances of loans and investment securities available-for-sale.

Interest income increased $6.9 million or 35% to $26.8 million for the six months ended June 30, 2006 compared to $19.9 million for the same period in 2005. The increase was primarily due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of investment securities available for sale. The average yield earned on loans, including fees, was 8.25% for the six months ended June 30, 2006 as compared to 6.58% for the same period of 2005. During the six months ended June 30, 2006, average loans increased $46.6 million to $588.4 million from $541.7 million for the same period in 2005. Average investment securities available for sale increased 11% to $117.0 million in the six months ended June 30, 2006 compared to the same period in 2005. All other interest-earning assets including federal funds sold increased to an average of $8.4 million in the six months ended June 30, 2006 from $7.0 million in the same period in 2005. The tax equivalent yield on average earning assets increased to 7.67% for the six months ended June 30, 2006 from 6.24% for the six months ended June 30, 2005.

Interest expense increased 46% to $10.3 million for the six months ended June 30, 2006 compared to $7.0 million for the corresponding period in 2005. The increase in interest expense was due to an increase in the cost of funds to 3.45% for the six months ended June 30, 2006 from 2.56% for the same period in 2005. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing checking and savings accounts was 1.59% for the six months ended June 30, 2006 as compared to 1.35% for the same period in 2005. The average rate paid on certificates of deposits was 3.91% for the six months ended June 30, 2006 from 2.77% for the same period one year ago.

Provision for Loan Losses. For the three months ended June 30, 2006, a contribution of $413,000 was made to the provision for loan losses compared to $723,000 for the same period one year ago. For the six months ended June 30, 2006 a contribution of $1.2 million was made to the provision for loan losses compared to a $1.4 million contribution to the provision for loan losses for the six months ended June 30, 2005. The decrease in the provision for loan losses is primarily attributable to a decrease in non-accrual loans of $3.4 million when compared to June 30, 2005.

                Non-Interest Income. Total non-interest income was $2.0 million in the second quarter of 2006, a 10% increase over the $1.8 million for the same period in 2005. This increase is primarily due to an increase in service charge and fee income and other miscellaneous income resulting from activity in new branches opened in 2004 and 2005. Service charges were $1.0 million and $947,000 for the three months ended June 30, 2006 and 2005, respectively. This increase is primarily due to an increase of $39,000 in account maintenance income. Other service charges and fees increased 34% to $363,000 for the three-month period ended June 30, 2006 when compared to the same period one year ago. This increase is primarily attributable to an increase of $65,000 in check cashing fee income. Mortgage banking income increased $18,000 or 17% during the three months ended June 30, 2006 as compared to the corresponding period in 2005.   Miscellaneous income was $509,000 for the three months ended June 30, 2006, a 21% increase from $419,000 for the same period in 2005. This increase in miscellaneous income was partially attributable to an increase of $56,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts and a $18,000 increase in income from the Bank’s Real Estate Advisory Services, Inc. subsidiary. These increases were partially offset by a $92,000 loss on sale of securities. Recurring non-interest income amounted to $2.1 million and $1.8 million for the three months ended June 30, 2006 and 2005, respectively. The increase in recurring non-interest income is primarily due to an increase in service charges and fees and miscellaneous other income. Net non-recurring losses on the disposition of assets totaled $87,000 for the three months ended June 30, 2006 and included a $92,000 loss on the sale of securities partially offset by a $5,000 gain on the disposition of assets.

Total non-interest income was $4.0 million for the six months ended June 30, 2006, a 14% increase over the $3.5 million for the same period in 2005. This increase is primarily due to an increase in fee income and other miscellaneous income resulting from activity in new branches opened in 2004 and 2005. Service charges were $1.9 million for the six months ended June 30, 2006, an 11% increase over the same period in 2005. This increase is primarily due to an increase of $78,000 in NSF fee income. Other service charges and fees increased 47% to $759,000 for the six months ended June 30, 2006 when compared to the same period one year ago. This increase is primarily attributable to an increase of $145,000 in check cashing fee income and an increase of $46,000 in miscellaneous fee income. Mortgage banking income increased 17% to $240,000 for the six months ended June 30, 2006 when compared to the same period in 2005. Miscellaneous income increased 24% to $983,000 for the six months ended June 30, 2006. This increase in miscellaneous income was partially attributable to an increase of $101,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts.   These increases were partially offset by a $174,000 loss on sale of securities, which reflects management’s efforts to reposition the Bank’s investment portfolio in order to reduce exposure to a decrease in interest rates. Recurring non-interest income amounted to $4.1 million and $3.5 million for the six months ended June 30, 2006 and 2005, respectively. Net non-recurring losses on the disposition of assets totaled $150,000 for the six months ended June 30, 2006 and included the $174,000 loss on the sale of securities partially offset by a $24,000 gain on the disposition of assets.

Non-Interest Expense. Total non-interest expense increased 12% to $5.9 million for the second quarter of 2006 as compared to $5.3 million for the corresponding period in 2005. Salary and employee benefits totaled $3.3 million for the three months ended June 30, 2006, an increase of 10% from the same period in 2005. The increase in salary and employee benefits is due to staffing additions for a new branch and loan production office and increased employee incentive expense. Occupancy expense increased 3% for the quarter ended June 30, 2006. Other non-interest expense increased 24% to $1.7 million for the three months ended June 30, 2006 as compared to the same period in 2005. The increase in other non-interest expense is primarily due to an increase of $148,000 in amortization of the issuance costs of the trust preferred securities issued in 2001 as a result of management's decision, made in June 2006, to call these 2001 securities on December 31, 2006.

Total non-interest expense was $11.6 million for the six months ended June 30, 2006, an increase of 10% over the same period in 2005. Salary and employee benefits totaled $6.5 million for the six months ended June 30, 2006, an increase of 8% over the same period in 2005. The increase in salary and employee benefits is primarily due to staffing additions for a new branch and loan production office and increased incentive expense. Occupancy expense increased 2% for the six months ended June 30, 2006. Other non-interest expense increased 22% to $3.1 million for the six months ended June 30, 2006 as compared to the same period in 2005. The increase in other non-interest expense is primarily due to an increase in amortization of the issuance costs of the trust preferred securities issued in 2001 that management intends to call on December 31, 2006 and non-recurring expense of $178,000 from a prepayment fee associated with the early termination of a $5.0 million Federal Home Loan Bank advance during the first quarter of 2006. Recurring non-interest expense increased 9% to $11.5 million for the six months ended June 30, 2006, as compared to $10.6 million for the same period last year.

Income Taxes. The Company reported income taxes of $1.5 million and $873,000 for the second quarters of 2006 and 2005, respectively. This represented effective tax rates of 36% and 35% for the respective periods.

The Company reported income taxes of $2.8 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. This represented effective tax rates of 36% and 34% for the respective periods.

Analysis of Financial Condition
Investment Securities. Available-for-sale securities amounted to $113.2 million at June 30, 2006 compared to $115.2 million at December 31, 2005. This decrease is primarily the result of paydowns on mortgage-backed securities, calls and maturities, which were partially offset by additional securities purchases. Average investment securities available for sale for the six months ended June 30, 2006 amounted to $117.0 million compared to $108.7 million for the year ended December 31, 2005.

Loans. At June 30, 2006, loans amounted to $607.2 million compared to $566.7 million at December 31, 2005, an increase of $40.5 million. Average loans represented 82% of total earning assets for the six months ended June 30, 2006 and the year ended December 31, 2005. Mortgage loans held for sale were $3.4 million and $2.2 million at June 30, 2006 and December 31, 2005, respectively.

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

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at June 30, 2006 and December 31, 2005.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade*		Percentage
	06/30/2006	12/31/2005	06/30/2006	12/31/2005

Risk 1 (Excellent Quality)	13.01%	14.28%	0.15%	0.15%
Risk 2 (High Quality)	16.99%	18.16%	0.50%	0.50%
Risk 3 (Good Quality)	59.12%	56.40%	1.00%	1.00%
Risk 4 (Management Attention)	8.06%	8.38%	2.50%	2.50%
Risk 5 (Watch)	0.99%	0.88%	7.00%	7.00%
Risk 6 (Substandard)	0.70%	0.42%	12.00%	12.00%
Risk 7 (Low Substandard)	0.55%	0.86%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%

*Excludes non-accrual loans

At June 30, 2006 there was one relationship which totaled $1.9 million in the Watch risk grade, one relationship which totaled $1.5 million in the Substandard risk grade and one relationship which totaled $3.1 million in the Low Substandard risk grade. These customers continue to meet payment requirements.  These relationships would not become non-performing assets unless they are unable to meet those payment requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At June 30, 2006 and December 31, 2005, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $3.4 million and $3.5 million, respectively, with related allowance for loan losses of approximately $420,000 and $478,000, respectively.

The allowance for loan losses totaled $7.9 million at June 30, 2006 and $7.4 million at December 31, 2005, which represented 1.30% of total loans outstanding at June 30, 2006 and 1.31% of total loans outstanding as of December 31, 2005.

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

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg County. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At June 30, 2006, approximately 5% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $3.9 million at June 30, 2006 or 0.49% of total assets, compared to $5.0 million at December 31, 2005, or 0.68% of total assets. Non-accrual loans were $3.4 million at June 30, 2006 and $3.5 million at December 31, 2005. As a percentage of total loans outstanding, non-accrual loans were 0.57% at June 30, 2006 compared to 0.62% at December 31, 2005. Loans ninety days past due and still accruing were $33,000 at June 30, 2006 as compared to $946,000 at December 31, 2005. Other real estate owned totaled $380,000 as of June 30, 2006 as compared to $531,000 at December 31, 2005. The Bank had no repossessed assets as of June 30, 2006 or December 31, 2005.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $3.5 million and $4.4 million at June 30, 2006 and December 31, 2005, respectively. The ratio of non-performing loans to total loans was 0.57% at June 30, 2006, as compared to 0.79% at December 31, 2005.

   Deposits. Total deposits at June 30, 2006 were $610.8 million, an increase of $27.9 million over deposits of $582.9 million at December 31, 2005. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, increased $4.7 million to $435.1 million at June 30, 2006 as compared to $430.4 million at December 31, 2005. Certificates of deposit in amounts of $100,000 or more totaled $175.7 million at June 30, 2006 as compared to $152.4 million at December 31, 2005.   NOW, MMDA and savings accounts decreased $12.0 million to $177.3 million at June 30, 2006 as compared to $183.3 million at December 31, 2005 due to customers transferring balances to certificates of deposits with higher rates.   At June 30, 2006, brokered deposits amounted to $54.2 million as compared to $40.3 million at December 31, 2005. The increase in brokered deposits provided funding for the increased loan demand. Brokered deposits outstanding as of June 30, 2006 had a weighted average rate of 4.44% with a weighted average original term of 13 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $74.1 million at June 30, 2006 compared to $71.6 million at December 31, 2005. The average balance of FHLB borrowings for the six months ended June 30, 2006 was $79.3 million compared to $65.9 million for the year ended December 31, 2005. At June 30, 2006, FHLB borrowings with maturities exceeding one year amounted to $47.1 million. The FHLB has the option to convert $17.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without payment of a prepayment fee. The Company also has an additional $10.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB. At June 30, 2006, the Company had $40.0 million in a short term fixed rate advance. The Company had no federal funds purchased as of June 30, 2006 or December 31, 2005.

Securities sold under agreements to repurchase amounted to $2.9 million and $981,000 as of June 30, 2006 and December 31, 2005, respectively.

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

The trust preferred securities issued by PEBK Trust accrue and pay quarterly distributions based on the liquidation value of $50,000 per capital security at a floating rate of prime plus 50 basis points. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent PEBK Trust has funds with which to make the distributions and other payments. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on December 31, 2031, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by PEBK Trust, in whole or in part, on or after December 31, 2006. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Management intends to call these trust preferred securities on December 31, 2006.  In June 2006, as a result of management’s decision to call these securities, the amortization of the related issuance cost was revised so it will be fully amortized by year end. The remaining unamortized issuance cost at June 30, 2006 was $305,000.

In June 2006 the Company formed a second wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three month LIBOR plus 163 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures are intended to be used to repay the trust preferred securities issued by PEBK Trust in December 2001 and for general purposes. The debentures represent the sole asset of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements.

The trust preferred securities issued by PEBK Trust II accrue and pay quarterly at a floating rate of three month LIBOR plus 163 basis points. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent PEBK Trust II has funds with which to make the distributions and other payments. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 28, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by PEBK Trust II, in whole or in part, on or after June 28, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

Management expects to call the PEBK Trust securities and issued the new PEBK Trust II securities in an effort to reduce interest expense. Based on interest rates in effect at June 30, 2006, the rate on the PEBK Trust securities was 8.75%, while the interest rate on the PEBK Trust II securities was 7.11%.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Average rate sensitive assets for the six months ended June 30, 2006 totaled $713.8 million, exceeding average rate sensitive liabilities of $601.7 million by $112.1 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. As of June 30, 2006, the Company had cash flow hedges with a notional amount of $150.0 million. These derivative instruments consist of four interest rate floor contracts that are used to hedge future cash flows of the first $150.0 million of certain variable rate commercial, construction and home equity loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in July 2008, November 2008, January 2009 and June 2009. If the prime rate falls below 6.25% during the term of the contract on the first floor, the Company will receive payments based on the $35.0 million notional amount times the difference between 6.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 6.25% or higher. The Company paid a premium of $161,000 on this contact. On the second floor if the prime rate falls below 7.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 7.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.00% or higher. The Company paid a premium of $203,000 on this contract. On the third floor if the prime rate falls below 7.50% during the term of the contract, the Company will receive payments based on the $45.0 million notional amount times the difference between 7.50% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.50% or higher. The Company paid a premium of $562,500 on this contract. On the fourth floor if the prime rate falls below 8.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 8.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 8.00% or higher. The Company paid a premium of $399,000 on this contract. The amortization expense recognized on these four interest rate floor contracts totaled $131,000 for the six-month period ended June 30, 2006.

The Company settled two previously outstanding interest rate swap agreements during 2005. The first swap, with a notional amount of $25.0 million and scheduled to mature in April 2006 was sold for a loss of $318,000. The second swap with a notional amount of $30.0 million and scheduled to mature in September 2006 was sold for a loss of $552,000. The losses realized upon settlement are being recognized over the original term of the agreements and during the six-month period, ended June 30, 2006, losses of approximately $302,000 were recognized.

The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At June 30, 2006, the Bank had $80.0 million in loans with interest rate floors; however, none of the floors were in effect pursuant to the terms of the promissory notes on these loans.

The Bank also had $24.3 million in loans that are tied to the prime rate and had interest rate caps in effect pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 1.69% lower than the indexed rate on the promissory notes without the interest rate caps.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2006 such unfunded commitments to extend credit were $144.5 million, while commitments in the form of standby letters of credit totaled $3.2 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2006, the Company’s core deposits totaled $435.1 million, or 71% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At June 30, 2006, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $54.2 million, which mature over the next year. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $74.1 million at June 30, 2006. The remaining availability at FHLB was $53.8 million at June 30, 2006. The Bank also had the ability to borrow up to $26.0 million for the purchase of overnight federal funds from three correspondent financial institutions as of June 30, 2006.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 35.01% at June 30, 2006 and 36.81% at December 31, 2005. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of June 30, 2006 and December 31, 2005 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	June 30, 2006	December 31, 2005

Contractual Cash Obligations
Long-term borrowings	$27,000	67,000
Junior subordinated debentures	35,052	14,433
Operating lease obligations	8,281	8,599

Total	$70,333	90,032

Other Commitments
Commitments to extend credit	$144,450	133,409
Standby letters of credit and financial guarantees written	3,184	2,692

Total	$147,634	136,101

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

Capital Resources. Shareholders’ equity at June 30, 2006 was $56.8 million compared to $54.4 million at December 31, 2005. At June 30, 2006 and December 31, 2005, unrealized losses, net of taxes, amounted to $2.9 million and $1.4 million, respectively. The increase in unrealized losses at June 30, 2006 is primarily attributable to a decrease in the market value of available for sale securities and derivative instruments. Management expects that accumulated comprehensive income (loss) will continue to fluctuate due to changes in the market value of available for sale investments securities and derivative instruments caused by changes in market interest rates. Annualized return on average equity for the six months ended June 30, 2006 was 16.91% compared to 9.96% for the year ended December 31, 2005. Total cash dividends paid during the six months ended June 30, 2006 amounted to $797,000 as compared to total cash dividends of $690,000 paid for the first six months of 2005.

Since implementation of a stock repurchase plan implemented in November 2005, which expires in November 2006, the Company has repurchased $425,000, or 17,500 shares of its common stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier 1 capital ratio was 11.73% and 11.02% at June 30, 2006 and December 31, 2005, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.00% and 12.19% at June 30, 2006 and December 31, 2005, respectively. In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.52% and 9.84% at June 30, 2006 and December 31, 2005, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.38% and 10.46% at June 30, 2006 and December 31, 2005, respectively. The total risk-based capital ratio for the Bank was 11.55% and 11.64% at June 30, 2006 and December 31, 2005, respectively. The Bank’s Tier 1 leverage capital ratio was 9.29% and 9.33% at June 30, 2006 and December 31, 2005, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2006.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2006 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Item 1A.                         Risk Factors

        There are no material changes from the risk factors as previously disclosed in the Company’s Form 10-K in response to Item 1A. to Part I to Form 10-K, filed with
        Securities and Exchange Commission on March 24, 2006.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2006	300	$28.26	-	$1,575,000

May 1 - 31, 2006	149	29.25	-	1,575,000

June 1 - 30, 2006	-	-	-	1,575,000

Total	449	$28.59	-	$1,575,000

Item 3.                          Defaults Upon Senior Securities

  Not applicable

Item 4.                          Submission of Matters to a Vote of Security Holders

(a)	Annual Shareholders' Meeting - May 4, 2006

(b)	Directors elected at the meeting are as follows: Robert C. Abernethy, James S. Abernethy,
Larry E. Robinson and William Gregory Terry.

(c)	Continuing directors include: Douglas S. Howard, Billy L. Price, Jr., M.D., John W.
Lineberger, Jr., Gary E. Matthews, Dan Ray Timmerman, Sr. and Benjamin I. Zachary.

(d)	At the May 4, 2006 Annual Shareholders' Meeting the following items were submitted to a vote of shareholders:

	Vote For	Withhold Authority
Robert C. Abernethy	3,213,496	72,739
James S. Abernethy	3,213,530	72,722
Larry E. Robinson	3,213,530	72,722
William Gregory Terry	3,213,530	72,722

Ratification of appointment of Independent Registered Public Accountants - Porter Keadle
Moore, LLP

Votes For - 3,221,220, Votes Against - 9,460, Votes Abstained - 55,571

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

Peoples Bancorp of North Carolina, Inc.

August 10, 2006	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2006	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)