Form 10-Q
period 2006-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2006-11-13
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,813,807 shares of common stock, outstanding at October 31, 2006.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2006 (Unaudited) and
	December 31, 2005	3

	Consolidated Statements of Earnings for the three months ended
	September 30, 2006 and 2005 (Unaudited), and for the nine months ended
	September 30, 2006 and 2005 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended September 30, 2006 and 2005 (Unaudited), and for the nine months
	ended September 30, 2006 and 2005 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2006 and 2005 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25-26
Signatures		27
Certifications		28-30

              Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2006	2005
	(Unaudited)

Cash and due from banks	$19,727,439	18,468,999
Federal funds sold	2,258,000	1,347,000
Cash and cash equivalents	21,985,439	19,815,999

Investment securities available for sale	118,084,586	115,158,184
Other investments	6,822,949	5,810,749
Total securities	124,907,535	120,968,933

Mortgage loans held for sale	1,289,217	2,247,900

Loans	624,302,284	566,663,416
Less allowance for loan losses	(8,132,844)	(7,424,782)
Net loans	616,169,440	559,238,634

Premises and equipment, net	12,870,691	12,662,153
Cash surrender value of life insurance	6,466,938	6,311,757
Accrued interest receivable and other assets	11,311,108	9,034,239
Total assets	$795,000,368	730,279,615

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$98,155,787	94,660,721
NOW, MMDA & savings	170,887,226	183,248,699
Time, $100,000 or more	175,609,612	152,410,976
Other time	161,831,432	152,533,265
Total deposits	606,484,057	582,853,661

Demand notes payable to U.S. Treasury	1,600,000	1,473,693
Securities sold under agreement to repurchase	8,602,041	981,050
FHLB borrowings	78,800,000	71,600,000
Junior subordinated debentures	35,052,000	14,433,000
Accrued interest payable and other liabilities	3,594,467	4,585,217
Total liabilities	734,132,565	675,926,621

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,813,807 shares in 2006
and 3,440,805 shares in 2005	50,674,267	41,096,500
Retained earnings	11,272,225	14,656,160
Accumulated other comprehensive income (loss)	(1,078,689)	(1,399,666)
Total shareholders' equity	60,867,803	54,352,994

Total liabilities and shareholders' equity	$795,000,368	730,279,615

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$13,302,338	10,156,112	37,373,713	27,838,237
Interest on federal funds sold	40,818	35,041	62,020	37,946
Interest on investment securities:
U.S. Government agencies	1,114,266	893,602	3,206,274	2,596,159
States and political subdivisions	201,248	181,479	587,409	543,974
Other	126,404	92,588	389,311	284,535
Total interest income	14,785,074	11,358,822	41,618,727	31,300,851

Interest expense:
NOW, MMDA & savings deposits	817,878	647,734	2,174,238	1,923,016
Time deposits	3,715,792	2,363,754	10,136,246	6,254,678
FHLB borrowings	909,702	722,818	2,763,657	2,144,602
Junior subordinated debentures	700,220	234,536	1,277,540	667,526
Other	99,234	8,763	183,077	19,874
Total interest expense	6,242,826	3,977,605	16,534,758	11,009,696

Net interest income	8,542,248	7,381,217	25,083,969	20,291,155

Provision for loans losses	686,282	930,000	1,858,282	2,343,000

Net interest income after provision for loan losses	7,855,966	6,451,217	23,225,687	17,948,155

Non-interest income:
Service charges	976,515	988,294	2,918,390	2,740,863
Other service charges and fees	394,030	308,184	1,153,059	823,677
Loss on sale of securities	(163,702)	(139,727)	(337,453)	(139,727)
Mortgage banking income	115,802	133,543	355,678	338,299
Insurance and brokerage commissions	80,523	87,006	294,206	299,526
Miscellaneous	639,683	410,802	1,605,443	1,192,298
Total non-interest income	2,042,851	1,788,102	5,989,323	5,254,936

Non-interest expense:
Salaries and employee benefits	3,396,804	3,060,582	9,900,606	9,094,848
Occupancy	1,049,911	1,020,332	3,055,732	2,977,958
Other	1,735,065	1,306,732	4,871,334	3,874,376
Total non-interest expenses	6,181,780	5,387,646	17,827,672	15,947,182

Earnings before income taxes	3,717,037	2,851,673	11,387,338	7,255,909

Income taxes	1,344,300	1,010,200	4,118,100	2,529,600

Net earnings	$2,372,737	1,841,473	7,269,238	4,726,309

Basic earnings per share	$0.62	0.48	1.92	1.24
Diluted earnings per share	$0.61	0.48	1.87	1.23
Cash dividends declared per share	$0.11	0.09	0.32	0.27

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net earnings	$2,372,737	1,841,473	7,269,238	4,726,309

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	2,261,854	(317,691)	(84,515)	(1,224,117)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	163,702	139,727	337,453	139,727
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	412,427	(114,006)	(254,476)	(189,181)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	84,655	200,458	386,285	283,256

Total other comprehensive income (loss),
before income taxes	2,922,638	(91,512)	384,747	(990,315)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	880,992	(123,741)	(32,919)	(476,794)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	63,762	54,424	131,438	54,424
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	125,418	(48,620)	(185,207)	(77,900)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	32,974	78,079	150,458	110,328

Total income tax expense (benefit) related to
other comprehensive income	1,103,146	(39,858)	63,770	(389,942)

Total other comprehensive income (loss),
net of tax	1,819,492	(51,654)	320,977	(600,373)

Total comprehensive income	$4,192,229	1,789,819	7,590,215	4,125,936

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$7,269,238	4,726,309
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,059,551	1,268,632
Provision for loan losses	1,858,282	2,343,000
Loss on sale of investment securities	337,453	139,727
Recognition of loss on sale of derivative instruments	386,285	283,256
Amortization of deferred gain on sale of premises	(15,672)	(15,672)
Loss on sale of premises and equipment	-	(1,088)
Loss (gain) on sale of repossessed assets	(10,463)	40,309
Amortization of deferred issuance costs on trust preferred securities	309,010	13,307
Stock option compensation expense	4,268	-
Change in:
Mortgage loans held for sale	958,683	(387,055)
Cash surrender value of life insurance	(155,181)	(223,177)
Other assets	(1,818,777)	663,274
Other liabilities	(990,750)	242,056

Net cash provided by operating activities	9,191,927	9,092,878

Cash flows from investing activities:
Purchases of investment securities available for sale	(17,706,818)	(22,660,876)
Proceeds from calls and maturities of investment securities available for sale	5,333,051	7,761,195
Proceeds from sales of investment securities available for sale	9,421,024	8,358,392
Purchases of other investments	(9,737,700)	(5,052,790)
Proceeds from sale of other investments	8,725,500	4,104,000
Net change in loans	(59,416,093)	(28,153,561)
Purchases of premises and equipment	(1,295,262)	(1,101,163)
Proceeds from sale of premises and equipment	-	1,750
Proceeds from sale of repossessed assets	498,290	64,719
Purchases of derivative financial instruments	(961,500)	(870,000)

Net cash used by investing activities	(65,139,508)	(37,548,334)

Cash flows from financing activities:
Net change in deposits	23,630,396	31,036,699
Net change in demand notes payable to U.S. Treasury	126,307	415,608
Net change in securities sold under agreement to repurchase	7,620,991	-
Proceeds from FHLB borrowings	593,700,000	148,200,000
Repayments of FHLB borrowings	(586,500,000)	(140,200,000)
Proceeds from issuance of trust preferred securities	20,619,000	-
Proceeds from exercise of stock options	567,968	70,855
Common stock repurchased	(425,000)	(207,000)
Cash paid in lieu of fractional shares	(6,426)	(4,700)
Cash dividends paid	(1,216,215)	(1,035,858)

Net cash provided by financing activities	58,117,021	38,275,604

Net change in cash and cash equivalent	2,169,440	9,820,148

Cash and cash equivalents at beginning of period	19,815,999	16,790,871

Cash and cash equivalents at end of period	$21,985,439	26,611,019

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine months ended September 30, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16,715,025	10,988,218
Income taxes	$5,167,100	1,568,000

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(154,419)	(662,020)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(166,558)	61,647
Transfer of loans to other real estate and repossessions	$627,004	93,710
Transfer of retained earnings to common stock for
issuance of stock dividend	$9,430,532	6,274,087
Reclassification of a security from other investments
to securities available for sale	$-	715,000

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

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) ratified the conclusions reached by the Emerging Issues Task Force (EITF) on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue will require companies to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years. This will be effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect of the proposal on the Company’s results of operations and financial condition, as the Bank has split-dollar policies in place in its BOLI.

In June 2006, FASB issued Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning in January of 2007. The Company is in the process of assessing the impact of this interpretation on its financial position and results of operations.

(2)	Allowance for Loan Losses

 The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2006 and 2005:

	2006	2005

Balance, beginning of period	$7,424,782	8,048,627
Provision for loan losses	1,858,282	2,343,000
Less:
Charge-offs	(1,420,320)	(3,410,070)
Recoveries	270,100	353,274
Net charge-offs	(1,150,220)	(3,056,796)

Balance, end of period	$8,132,844	7,334,831

(3)	Net Earnings Per Share

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2006 is as follows:

For the three months ended September 30, 2006

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,372,737	3,804,878	$0.62
Effect of dilutive securities:
Stock options	-	89,125
Diluted earnings per share	$2,372,737	3,894,003	$0.61

For the nine months ended September 30, 2006

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$7,269,238	3,793,896	$1.92
Effect of dilutive securities:
Stock options	-	92,035
Diluted earnings per share	$7,269,238	3,885,931	$1.87

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2005 is as follows:

For the three months ended September 30, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,841,473	3,798,833	$0.48
Effect of dilutive securities:
Stock options	-	59,902
Diluted earnings per share	$1,841,473	3,858,735	$0.48

For the nine months ended September 30, 2005

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$4,726,309	3,797,352	$1.24
Effect of dilutive securities:
Stock options	-	57,237
Diluted earnings per share	$4,726,309	3,854,589	$1.23

(4)	Derivative Financial Instruments and Hedging Activities

The Company entered into a new interest rate floor contract with a notional amount of $45.0 million during the first quarter of 2006. This derivative instrument is used to hedge future cash flows of the first $45.0 million of certain prime rate based variable rate home equity loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in January 2009. If the prime rate falls below 7.50% during the term of this contract, the Company will receive payments based on the $45.0 million notional amount times the difference between 7.50% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate on these loans is 7.50% or higher. The Company paid a premium of $562,500 on this contract.

The Company also entered into another new interest rate floor contract with a notional amount of $35.0 million during the second quarter of 2006. This derivative instrument is used to hedge future cash flows of the first $35.0 million of certain prime rate based variable rate construction loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in June 2009. If the prime rate falls below 8.00% during the term of this contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 8.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate on these loans is 8.00% or higher. The Company paid a premium of $399,000 on this contract.

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

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire ten years after issuance. The Company did not grant any options during the three and nine months ended September 30, 2006. A summary of the activity for the three and nine months ended September 30, 2006 is presented below:

	Three months ended
	September 30, 2006
	Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, beginning of period	190,249	$12.20
Granted during the period	-	-
Forfeited during the period	(110)	11.07
Exercised during the period	(25,523)	11.19

Outstanding, end of period	164,616	$12.33	5.05	$2,432,743

Number of shares exercisable	162,195	$12.28	5.00	$2,405,172

	Nine months ended
	September 30, 2006
	Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Term in years)	Aggregate Intrinsic Value

Outstanding, beginning of period	213,128	$12.19
Granted during the period	-	-
Forfeited during the period	(110)	11.07
Exercised during the period	(48,402)	11.71

Outstanding, end of period	164,616	$12.33	5.05	$2,432,743

Number of shares exercisable	162,195	$12.28	5.00	$2,405,172

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $3,000 and $4,000 for the three and nine months ended September 30, 2006, respectively. The Company has not recognized any tax benefit on compensation expense from employee stock options in either the three or nine months ended September 30, 2006. As of September 30, 2006, there was $6,000 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over a period of two years. The Company did not recognize any compensation expense for employee stock options for the three and nine months ended September 30, 2005.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of September 30, 2005.

		Three months ended	Nine months ended
		September 30, 2005	September 30, 2005

Net earnings	As reported	$1,841,473	4,726,309
	Effect of grants	(34,562)	(108,939)
	Effect of forfeitures	-	5,253

	Proforma	$1,806,911	4,622,623

Basic earnings per share	As reported	$0.48	1.24
	Proforma	$0.48	1.22

Diluted earnings per share	As reported	$0.48	1.23
	Proforma	$0.47	1.20

No options were granted during the three months ended September 30, 2006 and 2005. The total intrinsic value (amount by which the fair market value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended September 30, 2006 and 2005 was $395,000 and $4,000, respectively. There were no options vested during the three months ended September 30, 2006 and the three months ended September 30, 2005. Cash received from option exercises for the three months ended September 30, 2006 and 2005 was $287,000 and $6,000, respectively. The tax benefit for the tax deductions from option exercises totaled $79,000 for the three months ended September 30, 2006. There was no tax benefit for the tax deductions from option exercises for the three months ended September 30, 2005.

No options were granted during the nine months ended September 30, 2006 and 2005. The total intrinsic value (amount by which the fair market value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the nine months ended September 30, 2006 and 2005 was $639,000 and $28,000, respectively. There were 807 options vested during the nine months ended September 30, 2006 and 806 options vested during the nine months ended September 30, 2005. Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $568,000 and $71,000, respectively. The tax benefit for the tax deductions from option exercises totaled $176,000 and $16,000, respectively for the nine months ended September 30, 2006 and 2005.

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

In June 2006 the Company formed a second wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three month LIBOR plus 163 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures are intended to be used to repay in December 2006 the trust preferred securities issued by PEBK Trust in December 2001 and for general purposes. The debentures represent the sole asset of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements.

The trust preferred securities issued by PEBK Trust II accrue and pay quarterly at a floating rate of three-month LIBOR plus 163 basis points. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent PEBK Trust II has funds with which to make the distributions and other payments. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. Peoples Bancorp is the parent company of Peoples Bank (the “Bank”) and a registered bank holding company operating under the supervision of the Federal Reserve Board. The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander Mecklenburg, Iredell and Union counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Federal Reserve has increased the Federal Funds Rate a total of 3.00% since December 31, 2004 with the rate set at 5.25% as of September 30, 2006. These increases had a positive impact on third quarter earnings and should continue to have a positive impact on the Bank’s net interest income in the future periods. The positive impact from the increase in the Federal Funds Rate has been partially offset by the decrease in earnings realized on interest rate contracts, including both interest rate swaps and interest rate floors, utilized by the Company. The swaps were put in place during the time that the Federal Funds Rate approached 1.00% and helped to offset the decline in income experienced in 2003 and 2004 because of the reductions in the Federal Funds Rate that the Federal Reserve implemented from January 2001 to June 2003. Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

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

The Bank opened a new Banco de la Gente office in Union County, in Monroe, North Carolina in June 2006 in a continuing effort to serve the Latino community. The Bank also plans to open a new traditional banking office in Iredell County, in Mooresville, North Carolina during the first six months of 2007. Management expects to continue to open at least one new traditional office in Mecklenburg or Iredell counties in each of the next two to three years and additional Banco de la Gente offices in other metropolitan areas in North Carolina.

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for periods beginning after December 31, 2005. The Company recognized compensation expense for employee stock options of $3,000 and $4,000 for the three and nine months ended September 30, 2006, respectively. The Company did not recognize any tax benefit on compensation expense from employee stock options in either the first, second or third quarter of 2006.

In September 2006, the FASB ratified the conclusions reached by the Emerging Issues Task Force (EITF) on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue will require companies to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years. This will be effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect of the proposal on the Company’s results of operations and financial condition, as the Bank has split-dollar policies in place in its BOLI.

In June 2006, FASB issued Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning in January of 2007. The Company is in the process of assessing the impact of this interpretation on its financial position and results of operations.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Results of Operations
Summary. Net earnings for the third quarter of 2006 were $2.4 million, or $0.62 basic net earnings per share and $0.61 diluted net earnings per share as compared to $1.8 million, or $0.48 basic and diluted net earnings per share for the same period one year ago. Net earnings from recurring operations for the three months ended September 30, 2006 were $2.5 million, or $0.65 basic net income per share and $0.64 diluted net income per share, as compared to the third quarter of 2005 net income from recurring operations of $2.0 million, or $0.51 basic and diluted net income per share. The increase in net earnings is primarily attributable to growth in interest-earning assets, which contributed to increases in net interest income and non-interest income. In addition the Company had a decrease in the provision for loan losses. The increases in net interest income and non-interest income and the decrease in the provision for loan losses were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.21% for the three months ended September 30, 2006 compared to 1.02% for the same period in 2005, and annualized return on average shareholders' equity was 15.75% for the three months ended September 30, 2006 compared to 13.44% for the same period in 2005.

Net earnings for the nine months ended September 30, 2006 were $7.3 million, or $1.92 basic net earnings per share and $1.87 diluted net earnings per share. Net earnings from recurring operations for the nine months ended September 30, 2006 were $7.6 million, or $2.00 basic net income per share and $1.95 diluted net income per share, representing a 57% increase over net earnings from recurring operations of $4.8 million, or $1.27 basic net income per share and $1.25 diluted net income per share, for the same period one year ago. The increase in net earnings for the nine-month period ended September 30, 2006 is primarily attributable to growth in interest-earning assets, which contributed to increases in net interest income and non-interest income. In addition the Company had a decrease in the provision for loan losses. The increases in net interest income and non-interest income and the decrease in the provision for loan losses were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.27% for the nine months ended September 30, 2006 compared to 0.90% for the same period in 2005, and annualized return on average shareholders’ equity was 16.08% for the nine months ended September 30, 2006 compared to 11.55% for the same period in 2005.

Net Interest Income. Net interest income, the major component of the Company's net earnings, was $8.5 million for the three months ended September 30, 2006, an increase of 16% over the $7.4 million earned in the same period in 2005. The increase in net interest income for the third quarter of 2006 was primarily attributable to increases in the prime rate resulting from Federal Reserve interest rate increases combined with increases in the average outstanding balances of loans and investment securities available-for-sale.

Interest income increased $3.4 million or 30% for the three months ended September 30, 2006 compared with the same period in 2005. The increase was due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of loans and investment securities available-for-sale. The average yield earned on loans, including fees, was 8.67% for the three months ended September 30, 2006 as compared to 7.25% for the same period of 2005. During the quarter ended September 30, 2006, average loans increased $52.9 million to $608.6 million from $555.7 million for the three months ended September 30, 2005. During the quarter ended September 30, 2006, average investment securities available-for-sale increased $11.2 million to $119.3 million from $108.1 million for the three months ended September 30, 2005.

Interest expense increased $2.3 million or 57% for the three months ended September 30, 2006 compared with the same period in 2005. The increase in interest expense was due to an increase in the cost of funds to 4.00% for the three months ended September 30, 2006 from 2.78% for the same period in 2005, combined with an increase in volume of interest-bearing liabilities. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing checking and savings accounts was 1.89% for the three months ended September 30, 2006 as compared to 1.37% for the same period of 2005. The average rate paid on certificates of deposits was 4.40% for the three months ended September 30, 2006 compared to 3.17% for the same period one year ago.

Net interest income for the nine-month period ended September 30, 2006 was $25.1 million, an increase of 24% over net interest income of $20.3 million for the nine months ended September 30, 2005. This increase is attributable to an increase in interest income due to increases in the prime rate combined with increases in the average outstanding balances of loans and investment securities available-for-sale.

Interest income increased $10.3 million or 33% to $41.6 million for the nine months ended September 30, 2006 compared to $31.3 million for the same period in 2005. The increase was primarily due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of loans and investment securities available-for-sale. The average yield earned on loans, including fees, was 8.40% for the nine months ended September 30, 2006 as compared to 6.81% for the same period of 2005. During the nine months ended September 30, 2006, average loans increased $48.8 million to $595.2 million from $546.4 million for the same period in 2005. Average investment securities available-for-sale increased 11% to $117.7 million in the nine months ended September 30, 2006 compared to the same period in 2005. All other interest-earning assets including federal funds sold increased to an average of $9.7 million in the nine months ended September 30, 2006 from $8.8 million in the same period in 2005. The tax equivalent yield on average earning assets increased to 7.80% for the nine months ended September 30, 2006 from 6.42% for the nine months ended September 30, 2005.

Interest expense increased 50% to $16.5 million for the nine months ended September 30, 2006 compared to $11.0 million for the corresponding period in 2005. The increase in interest expense was due to an increase in the cost of funds to 3.65% for the nine months ended September 30, 2006 from 2.64% for the same period in 2005. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing checking and savings accounts was 1.69% for the nine months ended September 30, 2006 as compared to 1.36% for the same period in 2005. The average rate paid on certificates of deposits was 4.09% for the nine months ended September 30, 2006 from 2.91% for the same period one year ago.

Provision for Loan Losses. For the three months ended September 30, 2006, a contribution of $686,000 was made to the provision for loan losses compared to $930,000 for the same period one year ago. For the nine months ended September 30, 2006 a contribution of $1.9 million was made to the provision for loan losses compared to a $2.3 million contribution to the provision for loan losses for the nine months ended September 30, 2005. The decrease in the provision for loan losses is primarily attributable to a decrease in non-accrual loans of $2.0 million when compared to September 30, 2005.

Non-Interest Income. Total non-interest income was $2.0 million in the third quarter of 2006, a 14% increase over the $1.8 million for the same period in 2005. This increase is primarily due to an increase in service charge and fee income and other miscellaneous income resulting from activity in new branches opened in 2004, 2005 and 2006. Service charges were $977,000 and $988,000 for the three months ended September 30, 2006 and 2005, respectively. This decrease is primarily due to a decrease of $41,000 in NSF Fee income. Other service charges and fees increased 28% to $394,000 for the three-month period ended September 30, 2006 when compared to the same period one year ago. This increase is primarily attributable to an increase of $38,000 in check cashing fee income. Mortgage banking income decreased $18,000 during the three months ended September 30, 2006 as compared to the corresponding period in 2005. Miscellaneous income was $640,000 for the three months ended September 30, 2006, a 56% increase from $411,000 for the same period in 2005. This increase in miscellaneous income was partially attributable to income amounting to $118,000 distributed by a Small Business Investment Corporation (SBIC) investment owned by the Bank, an increase of $53,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts and a $24,000 increase in income from the Bank’s Real Estate Advisory Services, Inc. subsidiary. These increases were partially offset by a $164,000 loss on sale of securities. Recurring non-interest income amounted to $2.2 million and $2.0 million for the three months ended September 30, 2006 and 2005, respectively. The increase in recurring non-interest income is primarily due to an increase in service charges and fees and miscellaneous other income. Net non-recurring losses on the disposition of assets totaled $161,000 for the three months ended September 30, 2006 and included a $164,000 loss on the sale of securities partially offset by a gain on the disposition of assets.

Total non-interest income was $6.0 million for the nine months ended September 30, 2006, a 14% increase over the $5.3 million for the same period in 2005. This increase is primarily due to an increase in fee income and other miscellaneous income resulting from activity in new branches opened in 2004, 2005 and 2006. Service charges were $2.9 million for the nine months ended September 30, 2006, a 6% increase over the same period in 2005. This increase is primarily due to an increase of $92,000 in account maintenance income. Other service charges and fees increased 40% to $1.2 million for the nine months ended September 30, 2006 when compared to the same period one year ago. This increase is primarily attributable to an increase of $184,000 in check cashing fee income and an increase of $58,000 in miscellaneous fee income. Mortgage banking income increased 5% to $356,000 for the nine months ended September 30, 2006 when compared to the same period in 2005. Miscellaneous income increased 35% to $1.6 million for the nine months ended September 30, 2006. This increase in miscellaneous income was partially attributable to an increase of $154,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts, income amounting to $118,000 distributed by a SBIC investment owned by the Bank and a $69,000 increase in income from the Bank’s Real Estate Advisory Services, Inc. subsidiary. These increases were partially offset by a $337,000 loss on sale of securities, which reflects management’s efforts to reposition the Bank’s investment portfolio in order to reduce exposure to a decrease in interest rates. Recurring non-interest income amounted to $6.3 million and $5.4 million for the nine months ended September 30, 2006 and 2005, respectively. Net non-recurring losses on the disposition of assets totaled $311,000 for the nine months ended September 30, 2006 and included the $337,000 loss on the sale of securities partially offset by a $26,000 gain on the disposition of assets.

Non-Interest Expense. Total non-interest expense increased 15% to $6.2 million for the third quarter of 2006 as compared to $5.4 million for the corresponding period in 2005. Salary and employee benefits totaled $3.4 million for the three months ended September 30, 2006, an increase of 11% from the same period in 2005. The increase in salary and employee benefits is due to normal salary increases and increased employee incentive expense. Occupancy expense increased 3% to $1.0 million for the quarter ended September 30, 2006. Other non-interest expense increased 33% to $1.7 million for the three months ended September 30, 2006 as compared to the same period in 2005. The increase in other non-interest expense is attributable to an increase of $136,000 in consulting expense due to Sarbanes-Oxley related expenses, an increase of $148,000 in amortization of the issuance costs of the trust preferred securities issued in 2001 that management intends to call on December 31, 2006 and an increase of $53,000 in advertising expense.

Total non-interest expense was $17.8 million for the nine months ended September 30, 2006, an increase of 12% over the same period in 2005. Salary and employee benefits totaled $9.9 million for the nine months ended September 30, 2006, an increase of 9% over the same period in 2005. The increase in salary and employee benefits is primarily due to normal salary increases and increased incentive expense. Occupancy expense increased 3% to $3.1 million for the nine months ended September 30, 2006. Other non-interest expense increased 26% to $4.9 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in other non-interest expense is attributable to an increase of $178,000 in consulting expense due to Sarbanes-Oxley related expense, an increase of $296,000 in amortization of the issuance costs of the trust preferred securities issued in 2001 that management intends to call on December 31, 2006 and an increase of $165,000 in debit card expense. The Company also had non-recurring expense of $178,000 from a prepayment fee associated with the early termination of a $5.0 million Federal Home Loan Bank advance during the first quarter of 2006. Recurring non-interest expense increased 11% to $17.6 million for the nine months ended September 30, 2006, as compared to $15.9 million for the same period last year.

Income Taxes. The Company reported income taxes of $1.3 million and $1.0 million for the third quarters of 2006 and 2005, respectively. This represented effective tax rates of 36% and 35% for the respective periods.

The Company reported income taxes of $4.1 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively. This represented effective tax rates of 36% and 35% for the respective periods.

Analysis of Financial Condition
Investment Securities. Available-for-sale securities amounted to $118.1 million at September 30, 2006 compared to $115.2 million at December 31, 2005. This increase is primarily the result of net securities purchases that are part of management’s objective to grow the investment portfolio. This increase in the available-for-sale securities portfolio was partially offset by paydowns on mortgage-backed securities, calls and maturities. Average investment securities available for sale for the nine months ended September 30, 2006 amounted to $117.7 million compared to $108.7 million for the year ended December 31, 2005.

Loans. At September 30, 2006, loans amounted to $624.3 million compared to $566.7 million at December 31, 2005, an increase of $57.6 million. Average loans represented 82% of total earning assets for the nine months ended September 30, 2006 and the year ended December 31, 2005. Mortgage loans held for sale were $1.3 million and $2.2 million at September 30, 2006 and December 31, 2005, respectively.

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

The following table presents the percentage of loans assigned to each risk grade along with the general reserve percentage applied to loans in each risk grade at September 30, 2006 and December 31, 2005.

LOAN RISK GRADE ANALYSIS:	Percentage of Loans		General Reserve
	By Risk Grade*		Percentage
	09/30/2006	12/31/2005	09/30/2006	12/31/2005

Risk 1 (Excellent Quality)	12.37%	14.28%	0.15%	0.15%
Risk 2 (High Quality)	16.17%	18.16%	0.50%	0.50%
Risk 3 (Good Quality)	58.61%	56.40%	1.00%	1.00%
Risk 4 (Management Attention)	10.29%	8.38%	2.50%	2.50%
Risk 5 (Watch)	0.59%	0.88%	7.00%	7.00%
Risk 6 (Substandard)	0.93%	0.42%	12.00%	12.00%
Risk 7 (Low Substandard)	0.53%	0.86%	25.00%	25.00%
Risk 8 (Doubtful)	0.00%	0.00%	50.00%	50.00%
Risk 9 (Loss)	0.00%	0.00%	100.00%	100.00%

*Excludes non-accrual loans

At September 30, 2006 there were no relationships exceeding $1.0 million in the Watch risk grade, one relationship which totaled $1.4 million in the Substandard risk grade and one relationship which totaled $3.1 million in the Low Substandard risk grade. These customers continue to meet payment requirements. These relationships would not become non-performing assets unless they are unable to meet those payment requirements.

An allowance for loan losses is also established, as necessary, for individual loans considered to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. At September 30, 2006 and December 31, 2005, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $3.1 million and $3.5 million, respectively, with related allowance for loan losses of approximately $362,000 and $478,000, respectively.

The allowance for loan losses totaled $8.1 million at September 30, 2006 and $7.4 million at December 31, 2005, which represented 1.30% of total loans outstanding at September 30, 2006 and 1.31% of total loans outstanding as of December 31, 2005.

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

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg County. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Non-real estate loans also can be affected by local economic conditions. At September 30, 2006, approximately 5% of the Company’s portfolio was not secured by any type of collateral. Unsecured loans generally involve higher credit risk than secured loans and, in the event of customer default, the Company has a higher exposure to potential loan losses.

Non-performing Assets. Non-performing assets totaled $3.8 million at September 30, 2006 or 0.48% of total assets, compared to $5.0 million at December 31, 2005, or 0.68% of total assets. Non-accrual loans were $3.1 million at September 30, 2006 and $3.5 million at December 31, 2005. As a percentage of total loans outstanding, non-accrual loans were 0.50% at September 30, 2006 compared to 0.62% at December 31, 2005. There were no loans ninety days past due and still accruing at September 30, 2006 as compared to $946,000 at December 31, 2005. Other real estate owned totaled $650,000 as of September 30, 2006 as compared to $531,000 at December 31, 2005. Repossessed assets as of September 30, 2006 were $20,000. The Bank had no repossessed assets as of December 31, 2005.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $3.1 million and $4.4 million at September 30, 2006 and December 31, 2005, respectively. The ratio of non-performing loans to total loans was 0.50% at September 30, 2006, as compared to 0.79% at December 31, 2005.

   Deposits. Total deposits at September 30, 2006 were $606.5 million, an increase of $23.6 million over deposits of $582.9 million at December 31, 2005. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, were $430.9 million at September 30, 2006 as compared to $430.4 million at December 31, 2005. Certificates of deposit in amounts of $100,000 or more totaled $175.6 million at September 30, 2006 as compared to $152.4 million at December 31, 2005. NOW, MMDA and savings accounts decreased $12.4 million to $170.9 million at September 30, 2006 as compared to $183.3 million at December 31, 2005 due to customers transferring balances to certificates of deposits with higher rates. At September 30, 2006, brokered deposits amounted to $54.8 million as compared to $40.3 million at December 31, 2005. The increase in brokered deposits provided funding for the increased loan demand. Brokered deposits outstanding as of September 30, 2006 had a weighted average rate of 4.96% with a weighted average original term of 11 months.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $78.8 million at September 30, 2006 compared to $71.6 million at December 31, 2005. The average balance of FHLB borrowings for the nine months ended September 30, 2006 was $75.8 million compared to $65.9 million for the year ended December 31, 2005. At September 30, 2006, FHLB borrowings with maturities exceeding one year amounted to $27.0 million. The FHLB has the option to convert $17.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without payment of a prepayment fee. The Company also has an additional $10.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB. At September 30, 2006, the Company had $35.0 million in a short term fixed rate advance. The Company had no federal funds purchased as of September 30, 2006 or December 31, 2005.

Securities sold under agreements to repurchase amounted to $8.6 million and $981,000 as of September 30, 2006 and December 31, 2005, respectively.

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

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on December 31, 2031, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by PEBK Trust, in whole or in part, on or after December 31, 2006. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Management intends to call these trust preferred securities on December 31, 2006. In June 2006, as a result of management’s decision to call these securities, the amortization of the related issuance cost was revised so it will be fully amortized by year end. The remaining unamortized issuance cost at September 30, 2006 was $152,000.

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

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 28, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by PEBK Trust II, in whole or in part, on or after September 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

Management expects to call the PEBK Trust securities and issued the new PEBK Trust II securities in an effort to reduce interest expense. Based on interest rates in effect at September 30, 2006, the rate on the PEBK Trust securities was 8.75%, while the interest rate on the PEBK Trust II securities was 7.02%.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Average rate sensitive assets for the nine months ended September 30, 2006 totaled $722.6 million, exceeding average rate sensitive liabilities of $605.9 million by $116.7 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. As of September 30, 2006, the Company had cash flow hedges with a notional amount of $150.0 million. These derivative instruments consist of four interest rate floor contracts that are used to hedge future cash flows of the first $150.0 million of certain variable rate commercial, construction and home equity loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in July 2008, November 2008, January 2009 and June 2009. If the prime rate falls below 6.25% during the term of the contract on the first floor, the Company will receive payments based on the $35.0 million notional amount times the difference between 6.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 6.25% or higher. The Company paid a premium of $161,000 on this contact. On the second floor if the prime rate falls below 7.00% during the term of the contract, the

Company will receive payments based on the $35.0 million notional amount times the difference between 7.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.00% or higher. The Company paid a premium of $203,000 on this contract. On the third floor if the prime rate falls below 7.50% during the term of the contract, the Company will receive payments based on the $45.0 million notional amount times the difference between 7.50% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.50% or higher. The Company paid a premium of $562,500 on this contract. On the fourth floor if the prime rate falls below 8.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 8.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 8.00% or higher. The Company paid a premium of $399,000 on this contract. The amortization expense recognized on these four interest rate floor contracts totaled $221,000 for the nine-month period ended September 30, 2006.

The Company settled two previously outstanding interest rate swap agreements during 2005. The first swap, with a notional amount of $25.0 million and maturing in April 2006 was sold for a loss of $318,000. The second swap with a notional amount of $30.0 million and maturing in September 2006 was sold for a loss of $552,000. The losses realized upon settlement were recognized over the original term of the agreements and during the nine-month period, ended September 30, 2006, losses of approximately $386,000 were recognized.

The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2006, the Bank had $70.4 million in loans with interest rate floors; however, none of the floors were in effect pursuant to the terms of the promissory notes on these loans.

The Bank also had $19.9 million in loans that are tied to the prime rate and had interest rate caps in effect pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 2.08% lower than the indexed rate on the promissory notes without the interest rate caps.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2006 such unfunded commitments to extend credit were $145.4 million, while commitments in the form of standby letters of credit totaled $3.9 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2006, the Company’s core deposits totaled $430.9 million, or 71% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At September 30, 2006, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $54.8 million, which mature over the next year. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $78.8 million at September 30, 2006. The remaining availability at FHLB was $52.6 million at September 30, 2006. The Bank also had the ability to borrow up to $26.0 million for the purchase of overnight federal funds from three correspondent financial institutions as of September 30, 2006.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 33.09% at September 30, 2006 and 36.81% at December 31, 2005. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of September 30, 2006 and December 31, 2005 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	September 30, 2006	December 31, 2005

Contractual Cash Obligations
Long-term borrowings	$27,000	67,000
Junior subordinated debentures	35,052	14,433
Operating lease obligations	7,990	8,599

Total	$70,042	90,032

Other Commitments
Commitments to extend credit	$145,422	133,409
Standby letters of credit and financial guarantees written	3,854	2,692

Total	$149,276	136,101

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

Capital Resources. Shareholders’ equity at September 30, 2006 was $60.9 million compared to $54.4 million at December 31, 2005. At September 30, 2006 and December 31, 2005, unrealized losses, net of taxes, amounted to $1.1 million and $1.4 million, respectively. The decrease in unrealized losses at September 30, 2006 is primarily attributable to an increase in the market value of available for sale securities and derivative instruments. Management expects that accumulated comprehensive income (loss) will continue to fluctuate due to changes in the market value of available for sale investments securities and derivative instruments caused by changes in market interest rates. Annualized return on average equity for the nine months ended September 30, 2006 was 16.08% compared to 9.96% for the year ended December 31, 2005. Total cash dividends paid during the nine months ended September 30, 2006 amounted to $1.2 million as compared to total cash dividends of $1.0 million paid for the first nine months of 2005.

Since implementation of a stock repurchase plan implemented in November 2005, which expires in November 2006, the Company has repurchased $425,000, or 17,500 shares of its common stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. The Company’s Tier 1 capital ratio was 11.93% and 11.02% at September 30, 2006 and December 31, 2005, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.06% and 12.19% at September 30, 2006 and December 31, 2005, respectively. In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.79% and 9.84% at September 30, 2006 and December 31, 2005, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.42% and 10.46% at September 30, 2006 and December 31, 2005, respectively. The total risk-based capital ratio for the Bank was 11.61% and 11.64% at September 30, 2006 and December 31, 2005, respectively. The Bank’s Tier 1 leverage capital ratio was 9.41% and 9.33% at September 30, 2006 and December 31, 2005, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2006 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2006	505	$27.48	-	$1,575,000

Aug 1 - 31, 2006	194	27.17	-	1,575,000

September 1 - 30, 2006	-	-	-	1,575,000

Total	699	$27.39	-	$1,575,000

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

	Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the
Securities and Exchange Commission on March 26, 2004

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-
A filed with the Securities and Exchange Commission on September 2, 1999

	Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman, Jr.
incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron, incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among
Peoples Bancorp of North Carolina, Inc., PEBK Capital Trust II and Bear, Sterns
Securities Corp.

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June
28, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of North
Carolina, Inc. and LaSalle Bank National Association, as Trustee, relating to
Junior Subordinated Debt Securities Due September 15, 2036

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 10, 2006	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2006	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)