Form 10-K
period 2006-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2007-03-15
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Part III of this Form 10-K or any amendment to this Form 10-K.				☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.
Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
					Yes ☐		No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $78,083,522 based on the closing price of such common stock on June 30, 2006, which was $26.01 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,834,175 shares of common stock, outstanding at February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2006 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2007 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 3, 2007 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC
FORM 10-K CROSS REFERENCE INDEX
	2006 Form 10-K	Notice of 2007 Annual Meeting, Proxy Statement and Annual Report
	Page	Page
PART I
Item 1 - Business	3 - 10	N/A
Item 1A - Risk Factors	10 - 12	N/A
Item 1B - Unresolved Staff Comments	12	N/A
Item 2 - Properties	13	N/A
Item 3 - Legal Proceedings	13	N/A
Item 4 - Submission of Matters to a Vote of Security Holders	13	N/A

PART II
Item 5 - Market for the Common Equity, Related Shareholder Matters and
Issuer Purchases of Equity Securities	14	A-24
Item 6 - Selected Financial Data	14	A-3
Item 7 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations	14	A-4 - A-25
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	14	A-22
Item 8 - Financial Statements and Supplementary Data	15	A-26 - A-56
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	15	N/A
Item 9A - Controls and Procedures	15	N/A
Item 9B - Other Information	15	N/A

PART III
Item 10 - Directors and Executive Officers of the Registrant	15	7 - 11; 17 - 18
Item 11 - Executive Compensation	16	11 - 32
Item 12 - Security Ownership of Certain Beneficial Owners and Management	16	4 - 7; 22
Item 13 - Certain Relationships and Related Transactions	16	31
Item 14 - Principal Accountant Fees and Services	16	33 - 34

PART IV
Item 15 - Exhibits and Financial Statement Schedules	17 - 19	N/A

Signatures	20	N/A

PART I

ITEM 1.     BUSINESS

General

Peoples Bancorp of North Carolina, Inc. (the “Company”), was formed in 1999 to serve as the holding company for Peoples Bank (the “Bank”). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s principal source of income is any dividends, which are declared and paid by the Bank on its capital stock. The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 18 banking offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte and Monroe, North Carolina. The Bank also operates loan production offices in Davidson and Denver, North Carolina. At December 31, 2006, the Company had total assets of $818.9 million, net loans of $643.1 million, deposits of $633.8 million, investment securities of $117.6 million, and shareholders’ equity of $62.8 million.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately variable rate commercial property loans, which include residential development loans to commercial customers. Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. The majority of the Bank's deposit and loan customers are individuals and small to medium-sized businesses located in the Bank's market area. The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank’s Banco de le Gente offices.   Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-26 of the Annual Report, which is included in this Form 10-K as Exhibit 13.

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the "Commissioner").

At December 31, 2006, the Bank employed 239 full-time equivalent employees.

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

In June 2006, the Company formed a second wholly-owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three month LIBOR plus 163 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used in December 2006 to repay the trust preferred securities issued by PEBK Trust in December 2001 and for general purposes. The debentures represent the sole asset of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements.

The trust preferred securities issued by PEBK Trust II accrue and pay quarterly at a floating rate of three-month LIBOR plus 163 basis points. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent PEBK Trust II has funds with which to make the distributions and other payments. The net combined effect of the trust preferred securities transaction is that the Company is obligated to make the distributions and other payments required on the trust preferred securities.

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

Market Area

The Bank's primary market consists of the communities in an approximately 25-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County. The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area. The Bank has two offices in Mecklenburg County and one office in Union County specifically designed to serve the growing Latino market.

Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Merchant Distributors, Inc (wholesale food distributor), Hickory Springs (manufacturer of foam rubber cushions), Catawba Valley Medical Center, Catawba County, Sherrill Furniture Company, CV Industries (furniture manufacturer) and McCreary Modern (furniture manufacturer).

Competition

The Bank has operated in the Catawba Valley region for more than 90 years and is the only financial institution headquartered in Newton. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. Two national money center commercial banks are headquartered in Charlotte, North Carolina. Based upon June 30, 2006 comparative data, the Bank had 21.19% of the deposits in Catawba County, placing it second in deposit size among a total of 13 banks with branch offices in Catawba County; 10.70% of the deposits in Lincoln County, placing it seventh in deposit size among a total of eight banks with branch offices in Lincoln County and 12.45% of the deposits in Alexander County, placing it fifth in deposit size among a total of seven banks with branch offices in Alexander County.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2006.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing its Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i)

both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

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

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Due to its severe consequences, the FDIC historically uses insurance termination as an enforcement action of last resort and the termination process itself involves substantial notice, a formal adjudicative hearing and federal appellate review. In instances where insurance deposit is terminated, the financial institution is required to notify its depositors and insured funds on the date of termination that they will continue to be insured for at least six months and up to two years, at the discretion of the FDIC. After the date of termination, no new deposits accepted by the financial institution will be federally insured.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;
•	indexing deposit insurance coverage levels for inflation beginning in 2012;
•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;
•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and
•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2006, the Bank was in compliance with this requirement.

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

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and contains various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

The Company qualified as an accelerated filer in accordance with Rule 12b-2 of the Securities Exchange Act of 1934, effective December 31, 2006. Therefore, the Company is now subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). The Company incurred additional consulting and audit expenses in becoming compliant with SOX 404, and will continue to incur additional audit expenses to comply with SOX 404 going forward. Management does not expect expenses related to SOX 404 to have a material impact on the Company’s financial statements

Other.  Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Additional regulations also establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

Loss of key personnel could adversely impact results
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 14 years of service with the Bank. The Company has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

The trading volume in our common stock is less than that of larger public companies which can cause price volatility
            The trading history of our common stock has been characterized by relatively low trading volume. The value of a shareholder’s investment may be subject to sudden decreases due to the volatility of the price of our common stock, which trades on the NASDAQ Global Market.

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

●	actual or anticipated fluctuation in our operating results;
●	changes in interest rates;
●	changes in the legal or regulatory environment in which we operate;
●	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
●	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
●	future sales of our common stock;

•	changes in economic conditions in our market, general conditions in the U.S. economy, financial markets or the banking industry; and
•	other developments affecting us or our competitors.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.

We may be subject to examinations by taxing authorities which could adversely affect our results of operations

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

We may not be able to pay dividends in the future in accordance with past practice
We have in the past paid a quarterly dividend to shareholders. However, we are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2006, the Bank conducted its business from the headquarters office in Newton, North Carolina, and its 18 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte and Monroe, North Carolina. The Bank also operates loan production offices in Davidson and Denver, North Carolina. The following table sets forth certain information regarding the Bank's properties at December 31, 2006.

Owned	Leased

Corporate Office	1333 2nd Street NE
518 West C Street	Hickory, North Carolina 28601
Newton, North Carolina 28658
1910 East Main Street
420 West A Street	Lincolnton, North Carolina 28092
Newton, North Carolina 28658
2050 Catawba Valley Boulevard
2619 North Main Avenue	Hickory, North Carolina 28601
Newton, North Carolina 28658
760 Highway 27 West
213 1st Street, West	Lincolnton, North Carolina 28092
Conover, North Carolina 28613
102 Leonard Avenue
3261 East Main Street	Newton, North Carolina 28658
Claremont, North Carolina 28610
6300 South Boulevard
6125 Highway 16 South	Suite 100
Denver, North Carolina 28037	Charlotte, North Carolina 28217

5153 N.C. Highway 90E	4451 Central Avenue
Hiddenite, North Carolina 28636	Suite A
Charlotte, North Carolina 28205
200 Island Ford Road
Maiden, North Carolina 28650	3752/3754 Highway 16 North
Denver, North Carolina 28037
3310 Springs Road NE
Hickory, North Carolina 28601	209 Delburg Street
Suite 105
142 South Highway 16	Davidson, North Carolina 28036
Denver, North Carolina 28037
501 West Roosevelt Boulevard
106 North Main Street	Monroe, NC 28110
Catawba, North Carolina 28609

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2006

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth under the section captioned "Market for the Company’s Common Equity and Related Shareholder Matters" on page A-24 of the Annual Report.   The Annual Report is included in this Form 10-K as Exhibit (13).   See "Item 1. BUSINESS--Supervision and Regulation" above for regulatory restrictions which limit the ability of the Company to pay dividends.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2006	-	$-	-	$1,575,000

November 1 - 30, 2006	569	29.71	-	1,575,000	(1)

December 1 - 31, 2006	-	-	-	2,000,000	(2)

Total	569	$29.71	-	$2,000,000

(1) The Company authorized a $2.0 million stock repurchase program effective December 1, 2005. This program expired November 30, 2006. The Company repurchased 19,250 shares pursuant to this program in first quarter 2006.

(2) The Company authorized a $2.0 million stock repurchase program effective December 1, 2006. This program will expire November 30, 2007. No shares were repurchased pursuant to this program in 2006.

The information required by Item 201(e), the Performance Graph, is set forth in the section captioned “Stock Performance Graph” on page A-25 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which table is included in this Form 10-K as Exhibit (13).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-25 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-22 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data set forth on pages A-26 through A-56 of the Annual Report are included in this Form 10-K as Exhibit (13).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures (as defined in Rule 13A-15(e) promulgated under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

There have been no significant changes in internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.   Please see "Management's Report on Internal Controls Over Financial Reporting" on page A-28 of the Annual Report included in this Form 10-K as Exhibit (13).

ITEM 9B.	OTHER INFORMATION

                None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal 1 - Election of Directors - Nominees” contained in the Proxy Statement and “Proposal 1 - Election of Directors - Executive Officers” contained in the Proxy Statement, which sections are incorporated herein by reference.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement, which section is incorporated herein by reference.

The information required by this Item regarding identification of members of the Company’s Audit Committee is set forth under the section captioned “Proposal 1 - Election of Directors” contained in the Proxy Statement, which section is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s employees, including the principal executive officer and principal financial officer.  The Company has also adopted a written charter for the Audit Committee, which is reviewed annually, and amended as needed, by the Committee.  The Company will provide to any person, without charge, upon request, a copy of these documents. To request a copy, a written request should be submitted to the Company’s corporate headquarters, addressed to the attention of A. Joseph Lampron, Chief Financial Officer. These documents are also available on the Bank’s website (www.peoplesbanknc.com) under "Investor Relations."

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Proposal 1 - Election of Directors” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement and the section captioned “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section captioned “Proposal 1 - Election of Directors - Indebtedness of and Transactions with Management and Directors” contained in the Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned “Proposal 3 - Ratification of Selection of Independent Auditor” contained in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)	Reports of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets as of December 31, 2006 and 2005

(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004

(d)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

(e)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

(g)	Notes to Consolidated Financial Statements

15(a)2.	Financial Consolidated Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

	Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the
Securities and Exchange Commission on September 2, 1999

	Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 26, 2004

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on
September 2, 1999

	Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe
incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

	Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman,
Jr. incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

	Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and
Long Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on
March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc.
Omnibus Stock Ownership and Long Term Incentive Plan

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron, incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and
Exchange Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among Peoples Bancorp of North Carolina, Inc., PEBK Capital Trust II
and Bear, Sterns Securities Corp., incorporated by reference to Exhibit
10(j) to the Form 10-Q filed with the Securities and Exchange
Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of June 28, 2006, incorporated by reference to Exhibit 10(k) to the
Form 10-Q filed with the Securities and Exchange Commission on
November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the
Form 10-Q filed with the Securities and Exchange Commission on
November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of
North Carolina, Inc. and LaSalle Bank National Association, as Trustee,
relating to Junior Subordinated Debt Securities Due September 15, 2036,
incorporated by reference to Exhibit (10)(m) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (12)	Statement Regarding Computation of Ratios

Exhibit (13)	2006 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North
Carolina, Inc., incorporated by reference to Exhibit 14 to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit 21 to the Form 10-K filed with the Securities and
Exchange Commission on March 27, 2003

Exhibit (23)	Consent of Porter Keadle Moore, LLP

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony W. Wolfe	President and Chief Executive Officer	March 15, 2007
Tony W. Wolfe	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 15, 2007
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 15, 2007
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 15, 2007
Douglas S. Howard

/s/ A. Joseph Lampron	Executive Vice President and Chief	March 15, 2007
A. Joseph Lampron	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 15, 2007
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 15, 2007
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 15, 2007
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 15, 2007
Larry E. Robinson

/s/ William Gregory Terry	Director	March 15, 2007
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 15, 2007
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 15, 2007
Benjamin I. Zachary