Form 10-K/A
period 2006-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2007-03-19
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATION OF AMENDMENT

When Peoples Bancorp of North Carolina, Inc. filed its Annual Report on Form 10-K with the Securities and Exchange Commission on March 15, 2007, the Certifications required to be made by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 inadvertently omitted part of the form certificate required by Item 601, Exhibits (31)(a) and (31)(b) of Regulation S-K. Attached to this Form 10-K/A are corrected Exhibits (31)(a) and (31)(b).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(b)

Exhibit (31)(a)

Exhibit (31)(b)