Form 10-Q
period 2007-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2007-05-09
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Large Accelerate Filer	Accelerated Filer	X	Non-Accelerated

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,842,043 shares of common stock, outstanding at April 30, 2007.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2007 (Unaudited) and
	December 31, 2006	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2007 and 2006 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2007 and 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2007 and 2006 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20-22
Signatures		23
Certifications		24-26

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
Assets	2007	2006
	(Unaudited)

Cash and due from banks	$23,759,037	18,860,318
Federal funds sold	21,147,000	2,640,000
Cash and cash equivalents	44,906,037	21,500,318

Investment securities available for sale	118,745,494	117,581,000
Other investments	6,755,849	7,295,449
Total securities	125,501,343	124,876,449

Loans	644,991,947	651,381,129
Less allowance for loan losses	(8,620,074)	(8,303,432)
Net loans	636,371,873	643,077,697

Premises and equipment, net	13,865,730	12,816,385
Cash surrender value of life insurance	6,589,206	6,532,406
Accrued interest receivable and other assets	10,115,218	10,144,283
Total assets	$837,349,407	818,947,538

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$112,777,011	101,393,142
NOW, MMDA & savings	188,580,644	174,577,641
Time, $100,000 or more	187,766,348	194,176,291
Other time	170,055,451	163,673,215
Total deposits	659,179,454	633,820,289

Demand notes payable to U.S. Treasury	853,415	1,600,000
Securities sold under agreement to repurchase	9,237,489	6,417,803
FHLB borrowings	77,000,000	89,300,000
Junior subordinated debentures	20,619,000	20,619,000
Accrued interest payable and other liabilities	5,177,720	4,355,073
Total liabilities	772,067,078	756,112,165

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 3,834,659 shares in 2007
and 3,830,634 shares in 2006	51,193,812	51,122,147
Retained earnings	14,811,487	12,484,463
Accumulated other comprehensive income (loss)	(722,970)	(771,237)
Total shareholders' equity	65,282,329	62,835,373

Total liabilities and shareholders' equity	$837,349,407	818,947,538

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three months ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$13,600,189	11,132,184
Interest on federal funds sold	125,495	4,142
Interest on investment securities:
U.S. Government agencies	1,130,079	1,021,674
States and political subdivisions	219,494	192,750
Other	124,969	133,553
Total interest income	15,200,226	12,484,303

Interest expense:
NOW, MMDA & savings deposits	912,443	674,737
Time deposits	4,286,403	2,987,731
FHLB borrowings	923,490	885,690
Junior subordinated debentures	360,199	279,639
Other	124,278	35,543
Total interest expense	6,606,813	4,863,340

Net interest income	8,593,413	7,620,963

Provision for loans losses	323,000	759,000

Net interest income after provision for loan losses	8,270,413	6,861,963

Non-interest income:
Service charges	912,568	924,945
Other service charges and fees	487,547	396,016
Loss on sale of securities	-	(81,800)
Mortgage banking income	111,841	120,608
Insurance and brokerage commissions	100,657	103,900
Miscellaneous	509,271	465,820
Total non-interest income	2,121,884	1,929,489

Non-interest expense:
Salaries and employee benefits	3,373,166	2,843,475
Occupancy	1,104,239	988,396
Other	1,543,641	1,475,312
Total non-interest expenses	6,021,046	5,307,183

Earnings before income taxes	4,371,251	3,484,269

Income taxes	1,584,126	1,249,200

Net earnings	$2,787,125	2,235,069

Basic earnings per share	$0.48	0.39
Diluted earnings per share	$0.48	0.38
Cash dividends declared per share	$0.08	0.07

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Net earnings	$2,787,125	2,235,069

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	(108,395)	(678,354)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	-	81,800
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	123,011	(446,705)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	-	196,101

Total other comprehensive income (loss),
before income taxes	14,616	(847,158)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	(42,220)	(264,218)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	-	31,861
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	8,569	(196,113)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	-	76,381

Total income tax expense (benefit) related to
other comprehensive income	(33,651)	(352,089)

Total other comprehensive income (loss),
net of tax	48,267	(495,069)

Total comprehensive income	$2,835,392	1,740,000

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,787,125	2,235,069
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	367,159	360,180
Provision for loan losses	323,000	759,000
Loss on sale of investment securities	-	81,800
Recognition of loss on sale of derivative instruments	-	196,101
Amortization of deferred gain on sale of premises	(5,224)	(5,224)
Loss (gain) on sale of repossessed assets	62,178	(13,368)
Stock option compensation expense	1,209	1,423
Change in:
Mortgage loans held for sale	-	(323,300)
Cash surrender value of life insurance	(56,800)	(51,727)
Other assets	(14,228)	(1,870,200)
Other liabilities	822,647	215,343

Net cash provided by operating activities	4,287,066	1,585,097

Cash flows from investing activities:
Purchases of investment securities available for sale	(2,655,477)	(3,754,753)
Proceeds from calls and maturities of investment securities available for sale	1,410,681	1,574,444
Proceeds from sales of investment securities available for sale	-	2,918,200
Purchases of other investments	(864,400)	(3,085,200)
Proceeds from sale of other investments	1,404,000	3,091,500
Net change in loans	6,259,122	(24,465,589)
Purchases of premises and equipment	(1,444,596)	(408,152)
Proceeds from sale of repossessed assets	266,703	229,126
Purchases of derivative financial instruments	-	(562,500)

Net cash used by investing activities	4,376,033	(24,462,924)

Cash flows from financing activities:
Net change in deposits	25,359,165	30,661,357
Net change in demand notes payable to U.S. Treasury	(746,585)	(1,351,924)
Net change in securities sold under agreement to repurchase	2,819,686	2,924,058
Proceeds from FHLB borrowings	34,400,000	103,900,000
Repayments of FHLB borrowings	(46,700,000)	(106,000,000)
Proceeds from exercise of stock options	70,455	185,495
Common stock repurchased	-	(425,000)
Cash dividends paid	(460,101)	(379,995)

Net cash provided by financing activities	14,742,620	29,513,991

Net change in cash and cash equivalent	23,405,719	6,636,164

Cash and cash equivalents at beginning of period	21,500,318	19,815,999

Cash and cash equivalents at end of period	$44,906,037	26,452,163

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three months ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,424,846	4,932,390
Income taxes	$-	319,500

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$66,175	(364,197)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(114,442)	(130,872)
Transfer of loans to other real estate and repossessions	$123,702	29,610
Reclassification of an investment from other assets
to securities available for sale	$499,995	-

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the notes to consolidated financial statements in the Company’s 2006 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2007 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” - an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for the Company beginning in January of 2007. The Company has assessed the impact of FIN 48 and has determined that there are no significant positions taken in the preparation of its tax return that create any uncertainties and therefore FIN 48 will not have a material impact on its financial position or its results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value. SFAS 159 is effective as of the beginning of fiscal years that begin in November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end. The Company has decided not to implement SFAS 159 until January of 2008.
(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2007 and 2006:

	2007	2006
Balance, beginning of period	$8,303,432	7,424,782
Provision for loan losses	323,000	759,000
Less:
Charge-offs	(131,138)	(586,039)
Recoveries	124,780	51,621
Net charge-offs	(6,358)	(534,418)

Balance, end of period	$8,620,074	7,649,364

(3)	Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2007 and 2006 is as follows:

For the three months ended March 31, 2007

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,787,125	5,748,087	$0.48
Effect of dilutive securities:
Stock options	-	118,926
Diluted earnings per share	$2,787,125	5,867,013	$0.48

For the three months ended March 31, 2006

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,235,069	5,687,324	$0.39
Effect of dilutive securities:
Stock options	-	128,226
Diluted earnings per share	$2,235,069	5,815,550	$0.38

(4)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees. A total of 389,450 shares were reserved for possible issuance under this Plan. All rights must be granted or awarded within ten years from the 1999 effective date.

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant. The options granted in 1999 vest over a five-year period. Options granted subsequent to 1999 vest over a three-year period. All options expire ten years after issuance. The Company did not grant any options during the three months ended March 31, 2007 and 2006.

(5)	Subsequent Event

On April 19, 2007, the Board of Directors of the Company authorized a 3-for-2 stock split to be paid in conjunction with the Company’s regular cash dividend for the second quarter of 2007. As a result of the stock split, each shareholder will receive three new shares of stock for every two shares of stock they hold as of the record date. Shareholders will receive a cash payment in lieu of any fractional shares resulting from the stock split. The cash dividend will be paid based on the number of shares held by shareholders as adjusted by the stock split. All previously reported per share amounts have been restated to reflect this stock split.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s consolidated financial statements and notes thereto on pages A-26 through A-56 of the Company’s 2006 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2007 Annual Meeting of Shareholders.

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

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), inflation, interest rates, market and monetary fluctuations. Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that (1) local employers may be required to eliminate employment positions of individual borrowers, and small businesses and (2) commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating its allowance for loan losses, and changes in these economic conditions could result in increases or decreases to the provision for loan losses.

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

The Federal Reserve has increased the Federal Funds Rate a total of 3.00% since December 31, 2004 with the rate set at 5.25% as of March 31, 2007. These increases had a positive impact on first quarter earnings and should continue to have a positive impact on the Bank’s net interest income in the future periods. The positive impact from the increase in the Federal Funds Rate has been partially offset by the decrease in earnings realized on interest rate contracts, including both interest rate swaps and interest rate floors, utilized by the Company. The swaps were put in place during the time that the Federal Funds Rate approached 1.00% and helped to offset the decline in income experienced in 2003 and 2004 because of the reductions in the Federal Funds Rate that the Federal Reserve implemented from January 2001 to June 2003. Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

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

The Bank opened a new Banco de la Gente office in Union County, in Monroe, North Carolina in June 2006 in a continuing effort to serve the Latino community. The Bank also plans to open new traditional banking offices in Mecklenburg and Iredell counties, North Carolina in Cornelius and Mooresville, respectively during 2007. Management expects to continue to open at least one new traditional office in Mecklenburg or Iredell counties in each of the next two to three years and additional Banco de la Gente offices in other metropolitan areas in North Carolina.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. The following is a summary of some of the more subjective and complex accounting policies of the Company. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2007 Annual Meeting of Shareholders. The following is a summary of the more subjective and complex accounting policies of the Company.

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

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” - an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for the Company beginning in January of 2007. The Company has assessed the impact of FIN 48 and has determined that there are no significant positions taken in the preparation of its tax return that create any uncertainties and therefore FIN 48 will not have a material impact on its financial position or its results of operations.

               In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value. SFAS 159 is effective as of the beginning of fiscal years that begin in November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end. The Company has decided not to implement SFAS 159 until January of 2008.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Results of Operations
Summary. Net earnings for the first quarter of 2007 were $2.8 million, or $0.48 basic and diluted net earnings per share as compared to $2.2 million, or $0.39 basic net earnings per share and $0.38 diluted net earnings per for the same period one year ago. The increase in net earnings is primarily attributable to growth in interest-earning assets, which contributed to increases in net interest income and non-interest income. In addition, the Company had a decrease in the provision for loan losses. The increases in net interest income and non-interest income and the decrease in the provision for loan losses were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.37% for the three months ended March 31, 2007 compared to 1.22% for the same period in 2006, and annualized return on average shareholders' equity was 17.31% for the three months ended March 31, 2007 compared to 16.04% for the same period in 2006.

Net Interest Income. Net interest income, the major component of the Company's net earnings, was $8.6 million for the three months ended March 31, 2007, an increase of 13% over the $7.6 million earned in the same period in 2006. This increase is attributable to Federal Reserve interest rate increases, which resulted in increases to the prime rate. In addition, the average outstanding balances of loans and investment securities available-for-sale increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Interest income increased $2.7 million or 22% for the three months ended March 31, 2007 compared with the same period in 2006. The increase was due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of loans and investment securities available-for-sale. During the quarter ended March 31, 2007, average loans increased $62.6 million to $643.1 million from $580.5 million for the three months ended March 31, 2006. During the quarter ended March 31, 2007, average investment securities available-for-sale increased $2.8 million to $119.8 million from $117.0 million for the three months ended March 31, 2006.

Interest expense increased $1.7 million or 36% for the three months ended March 31, 2007 compared with the same period in 2006. The increase in interest expense was due to an increase in the cost of funds to 4.11% for the three months ended March 31, 2007 from 3.32% for the same period in 2006, combined with an increase in volume of interest-bearing liabilities. The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing checking and savings accounts and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 2.09% for the three months ended March 31, 2007 as compared to 1.58% for the same period of 2006. The average rate paid on certificates of deposits was 4.78% for the three months ended March 31, 2007 compared to 3.75% for the same period one year ago.

Provision for Loan Losses. For the three months ended March 31, 2007, a contribution of $323,000 was made to the provision for loan losses compared to $759,000 for the same period one year ago. The decrease in provision for loan losses is primarily attributable to a decrease in net charge-offs of $528,000.

Non-Interest Income. Total non-interest income was $2.1 million in the first quarter of 2007, an 10% increase over the $1.9 million for the same period in 2006. This increase is primarily due to an increase in other service charges and fees and miscellaneous other income.  Other service charges and fees increased 23% to $488,000 for the three-month period ended March 31, 2007 when compared to the same period one year ago. This increase is primarily attributable to an increase of $48,000 in check cashing fee income. Mortgage banking income decreased $9,000 during the three months ended March 31, 2007 as compared to the corresponding period in 2006. Miscellaneous income was $509,000 for the three months ended March 31, 2007, a 9% increase from $466,000 for the same period in 2006. This increase in miscellaneous income was partially attributable to an increase of $48,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts and a $44,000 increase in income from the Bank’s Real Estate Advisory Services, Inc. subsidiary. These increases were partially offset by a $76,000 decrease in gains/(losses) on the disposition of assets.

Non-Interest Expense. Total non-interest expense increased 13% to $6.0 million for the first quarter of 2007 as compared to $5.3 million for the corresponding period in 2006. Salary and employee benefits totaled $3.4 million for the three months ended March 31, 2007, an increase of 19% from the same period in 2006. The increase in salary and employee benefits is due to normal salary increases and increased employee incentive expense. Occupancy expense increased 12% for the quarter ended March 31, 2007 due to an increase in furniture and equipment expense and lease expense. Other non-interest expense increased 5% to $1.5 million for the three months ended March 31, 2007 as compared to the same period in 2006. This increase in other non-interest expense is attributable to an increase of $59,000 in professional fees, an increase of $39,000 in debit card expense and an increase of $39,000 in advertising expense. The Company paid a $178,000 prepayment fee in the first quarter of 2006 on the early termination of a $5.0 million Federal Home Loan Bank of Atlanta (“FHLB”) advance. This fee was included in other non-interest expense.

Income Taxes. The Company reported income taxes of $1.6 million and $1.2 million for the first quarters of 2007 and 2006, respectively. This represented an effective tax rate of 36% for the respective periods.

Analysis of Financial Condition
Investment Securities. Available-for-sale securities amounted to $118.7 million at March 31, 2007 compared to $117.6 million at December 31, 2006. Average investment securities available for sale for the three months ended March 31, 2007 amounted to $119.8 million compared to $118.1 million for the year ended December 31, 2006.

Loans. At March 31, 2007, loans amounted to $645.0 million compared to $651.4 million at December 31, 2006, a decrease of $6.4 million. The decrease in loans is attributable to a seasonal reduction in commercial construction and acquisition and development loans during the first quarter of 2007. Average loans represented 82% of total earning assets for the three months ended March 31, 2007 as compared to 83% for the year ended December 31, 2006. The Company had no mortgage loans held for sale at March 31, 2007 and December 31, 2006.

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of nine risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. The Bank’s Board of Directors reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation, risk grading analyses and the methodology of determining the adequacy of the allowance for losses. This independent third party reviews and evaluates all loan relationships greater than $1.0 million. The third party’s evaluation and report is shared with management and the Bank’s Board of Directors.

Management considers certain commercial loans with weak credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk.

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. After a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below. At March 31, 2007 and December 31, 2006, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $8.3 million and $7.6 million, respectively, with related allowance for loan losses of approximately $1.6 million and $1.2 million, respectively.

The general allowance reflects reserves established under the provisions of SFAS No. 5, “Accounting for Contingencies” for collective loan impairment. These reserves are based upon historical net charge-offs using the last three years’ experience. This charge-off experience may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends.

The unallocated allowance is determined through management’s assessment of probable losses that are in the portfolio but are not adequately captured by the other two components of the allowance, including consideration of current economic and business conditions and regulatory requirements. The unallocated allowance also reflects management’s acknowledgement of the imprecision and subjectivity that underlie the modeling of credit risk. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, this unallocated portion may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company.

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2007 as compared to the year ended December 31, 2006. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at March 31, 2007 amounted to $8.6 million or 1.34% of total loans compared to $8.0 million or 1.27% of total loans at December 31, 2006. The increase in the allowance for loan losses is primarily attributable to an increase in the allowance for loan loss on impaired loans of approximately $400,000 from December 31, 2006 to March 31, 2007.

Non-performing Assets. Non-performing assets totaled $8.5 million at March 31, 2007 or 1.02% of total assets, compared to $8.0 million at December 31, 2006, or 0.97% of total assets. Non-accrual loans were $8.3 million at March 31, 2007 and $7.6 million at December 31, 2006. As a percentage of total loans outstanding, non-accrual loans were 1.29% at March 31, 2007 compared to 1.16% at December 31, 2006. The Bank had loans ninety days past due and still accruing at March 31, 2007 and December 31, 2006 of $78,000. Other real estate owned totaled $134,000 as of March 31, 2007 as compared to $344,000 at December 31, 2006. The Bank had repossessed assets as of March 31, 2007 of $5,000. No repossessed assets were held by the Bank at December 31, 2006.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $8.4 million and $7.6 million at March 31, 2007 and December 31, 2006, respectively. The ratio of non-performing loans to total loans was 1.30% at March 31, 2007, as compared to 1.17% at December 31, 2006.

   Deposits. Total deposits at March 31, 2007 were $659.2 million, an increase of $25.4 million over deposits of $633.8 million at December 31, 2006. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, increased $31.8 million to $471.4 million at March 31, 2007 as compared to $439.6 million at December 31, 2006 as a result of the Bank’s continuing focus on growing core deposits and expanding its market share within its existing markets. Certificates of deposit in amounts greater than $100,000 or more totaled $187.8 million at March 31, 2007 as compared to $194.2 million at December 31, 2006. At March 31, 2007, brokered deposits amounted to $51.2 million as compared to $60.0 million at December 31, 2006. The decrease in brokered deposits is attributable to decreased loan demand. Brokered deposits outstanding as of March 31, 2007 had a weighted average rate of 5.22% with a weighted average original term of 10 months.

Borrowed Funds. Borrowings from the FHLB totaled $77.0 million at March 31, 2007 compared to $89.3 million at December 31, 2006. The average balance of FHLB borrowings for the three months ended March 31, 2007 was $80.4 million compared to $74.1 million for the year ended December 31, 2006. At March 31, 2007, all FHLB borrowings had maturities exceeding one year. The FHLB has the option to convert $37.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee. The Company also has an additional $40.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB. The Company had no federal funds purchased as of March 31, 2007 or December 31, 2006.

Securities sold under agreements to repurchase amounted to $9.2 million and $6.4 million as of March 31, 2007 and December 31, 2006, respectively.

Junior Subordinated Debentures (related to Trust Preferred Securities). In June 2006 the Company formed a second wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three month LIBOR plus 163 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay in December 2006 the trust preferred securities issued by PEBK Capital Trust I in December 2001 and for general purposes. The debentures represent the sole asset of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates. Average rate sensitive assets for the three months ended March 31, 2007 totaled $781.2 million, exceeding average rate sensitive liabilities of $651.7 million by $129.5 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments. As of March 31, 2007, the Company had cash flow hedges with a notional amount of $150.0 million. These derivative instruments consist of four interest rate floor contracts that are used to hedge future cash flows from payments on the first $150.0 million of certain variable rate commercial, construction and home equity loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in July 2008, November 2008, January 2009 and June 2009. If the prime rate falls below 6.25% during the term of the contract on the first floor, the Company will receive payments based on the $35.0 million notional amount times the difference between 6.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 6.25% or higher. The Company paid a premium of $161,000 on this contact. On the second floor if the prime rate falls below 7.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 7.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.00% or higher. The Company paid a premium of $203,000 on this contract. On the third floor if the prime rate falls below 7.50% during the term of the contract, the Company will receive payments based on the $45.0 million notional amount times the difference between 7.50% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.50% or higher. The Company paid a premium of $562,500 on this contract. On the fourth floor if the prime rate falls below 8.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 8.00% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 8.00% or higher. The Company paid a premium of $399,000 on this contract.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2007, the Bank had $66.0 million in loans with interest rate floors; however, none of the floors were in effect pursuant to the terms of the promissory notes on these loans.

The Bank also had $16.8 million in loans that are tied to the prime rate and had interest rate caps in effect pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 1.23% lower than the indexed rate on the promissory notes without the interest rate caps.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2007 such unfunded commitments to extend credit were $168.7 million, while commitments in the form of standby letters of credit totaled $4.2 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2007, the Company’s core deposits totaled $471.4 million, or 72% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances. The Bank is also able to borrow from the Federal Reserve System on a short-term basis.

At March 31, 2007, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $51.2 million, which mature over the next year. The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $77.0 million at March 31, 2007. The remaining availability at FHLB was $58.7 million at March 31, 2007. The Bank also had the ability to borrow up to $35.0 million for the purchase of overnight federal funds from three correspondent financial institutions as of March 31, 2007.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 38.92% at March 31, 2007 and 31.15% at December 31, 2006. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2007 and December 31, 2006 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	March 31, 2007	December 31, 2006

Contractual Cash Obligations
Long-term borrowings	$77,000	69,500
Junior subordinated debentures	20,619	20,619
Operating lease obligations	7,891	8,009

Total	$105,510	98,128

Other Commitments
Commitments to extend credit	$168,739	151,697
Standby letters of credit and financial guarantees written	4,198	4,574

Total	$172,937	156,271

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

Capital Resources. Shareholders’ equity at March 31, 2007 was $65.3 million compared to $62.8 million at December 31, 2006. At March 31, 2007 and December 31, 2006, unrealized losses, net of taxes, amounted to $723,000 and $771,000, respectively. The decrease in unrealized losses at March 31, 2007 is primarily attributable to an increase in the market value of available for sale securities and derivative instruments. Management expects that accumulated comprehensive income (loss) will continue to fluctuate due to changes in the market value of available for sale investments securities and derivative instruments caused by changes in market interest rates. Annualized return on average equity for the three months ended March 31, 2007 was 17.31% compared to 14.68% for the year ended December 31, 2006. Total cash dividends paid during the three months ended March 31, 2007 amounted to $460,000 as compared to total cash dividends of $380,000 paid for the first three months of 2006.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $2.0 million in common shares of the Company’s outstanding common stock effective through the end of November 2007. No shares have been repurchased under the current plan.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater. Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill. Tier 1 capital at March 31, 2007 and December 31, 2006 includes $20.0 million in trust preferred securities. The Company’s Tier 1 capital ratio was 11.85% and 11.70% at March 31, 2007 and December 31, 2006, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 13.04% and 12.86% at March 31, 2007 and December 31, 2006, respectively. In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.44% and 10.80% at March 31, 2007 and December 31, 2006, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.34% and 10.21% at March 31, 2007 and December 31, 2006, respectively. The total risk-based capital ratio for the Bank was 11.54% and 11.37% at March 31, 2007 and December 31, 2006, respectively. The Bank’s Tier 1 leverage capital ratio was 9.10% and 9.41% at March 31, 2007 and December 31, 2006, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2007 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

There are no material changes from the risk factors as previously disclosed in the Company’s Form 10-K in response to Item 1A. to Part I to Form 10-K, filed with Securities and Exchange Commission on March 15, 2007.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2007	-	$-	-	$2,000,000

February 1 - 28, 2007	-	-	-	2,000,000

March 1 - 31, 2007	-	-	-	2,000,000

Total	-	$-	-	$2,000,000

Item 3.	Defaults Upon Senior Securities

                                 Not applicable
Item 4.	Submission of Matters to a Vote of Security Holders

                                 No matter was submitted to a vote of the Company’s shareholders during the quarter ended March 31, 2007.

Item 5.	Other Information

                                 Not applicable

Item 6.	Exhibits

Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the
Securities and Exchange Commission on March 26, 2004

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-
A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman, Jr.
incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on
March 15, 2007

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among
Peoples Bancorp of North Carolina, Inc., PEBK Capital Trust II and Bear, Sterns
Securities Corp.

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June
28, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of North
Carolina, Inc. and LaSalle Bank National Association, as Trustee, relating to
Junior Subordinated Debt Securities Due September 15, 2036

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 9, 2007	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2007	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)