Form 10-Q
period 2007-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2007-08-08
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Large Accelerate Filer	Accelerated Filer	X	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,665,143 shares of common stock, outstanding at July 31, 2007.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 (Unaudited) and December
	31, 2006	3

	Consolidated Statements of Earnings for the three months ended June 30,
	2007 and 2006 (Unaudited), and for the six months ended June 30, 2007
	and 2006 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended June 30, 2007 and 2006 (Unaudited), and for the six months ended
	June 30, 2007 and 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30,
	2007 and 2006 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22-23
Item 5.	Other Information	23
Item 6.	Exhibits	23-24
Signatures		25
Certifications		26-28

  Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,”  “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2006

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
Assets	2007	2006
	(Unaudited)

Cash and due from banks	$26,888,694	18,860,318
Federal funds sold	2,757,000	2,640,000
Cash and cash equivalents	29,645,694	21,500,318

Investment securities available for sale	118,308,573	117,581,000
Other investments	5,961,447	7,295,449
Total securities	124,270,020	124,876,449

Loans	663,125,684	651,381,129
Less allowance for loan losses	(8,514,417)	(8,303,432)
Net loans	654,611,267	643,077,697

Premises and equipment, net	14,421,165	12,816,385
Cash surrender value of life insurance	6,651,597	6,532,406
Accrued interest receivable and other assets	10,074,654	10,144,283
Total assets	$839,674,397	818,947,538

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$117,701,167	101,393,142
NOW, MMDA & savings	183,721,294	174,577,641
Time, $100,000 or more	177,739,130	194,176,291
Other time	174,942,640	163,673,215
Total deposits	654,104,231	633,820,289

Demand notes payable to U.S. Treasury	1,092,438	1,600,000
Securities sold under agreement to repurchase	17,236,961	6,417,803
FHLB borrowings	77,000,000	89,300,000
Junior subordinated debentures	20,619,000	20,619,000
Accrued interest payable and other liabilities	4,228,148	4,355,073
Total liabilities	774,280,778	756,112,165

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 5,710,143 shares in 2007
and 3,830,634 shares in 2006	50,272,682	51,122,147
Retained earnings	16,882,082	12,484,463
Accumulated other comprehensive loss	(1,761,145)	(771,237)
Total shareholders' equity	65,393,619	62,835,373

Total liabilities and shareholders' equity	$839,674,397	818,947,538

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$13,771,019	12,148,601	27,371,208	23,280,785
Interest on federal funds sold	209,202	17,060	334,697	21,202
Interest on investment securities:
U.S. Government agencies	1,130,857	1,070,334	2,260,936	2,092,008
States and political subdivisions	221,698	193,411	441,192	386,161
Other	112,993	129,354	237,962	262,907
Total interest income	15,445,769	13,558,760	30,645,995	26,043,063

Interest expense:
NOW, MMDA & savings deposits	985,198	681,623	1,897,641	1,356,360
Time deposits	4,318,455	3,432,723	8,604,858	6,420,454
FHLB borrowings	893,523	968,265	1,817,013	1,853,955
Junior subordinated debentures	364,148	297,681	724,347	577,320
Other	173,193	48,300	297,471	83,843
Total interest expense	6,734,517	5,428,592	13,341,330	10,291,932

Net interest income	8,711,252	8,130,168	17,304,665	15,751,131

Provision for loans losses	634,000	413,000	957,000	1,172,000

Net interest income after provision for loan losses	8,077,252	7,717,168	16,347,665	14,579,131

Non-interest income:
Service charges	1,023,105	1,016,930	1,935,673	1,941,875
Other service charges and fees	447,177	363,013	934,724	759,029
Loss on sale of securities	(194,402)	(91,951)	(194,402)	(173,751)
Mortgage banking income	187,771	119,268	299,612	239,876
Insurance and brokerage commissions	130,907	109,783	231,564	213,683
Miscellaneous	544,082	499,940	1,053,353	965,760
Total non-interest income	2,138,640	2,016,983	4,260,524	3,946,472

Non-interest expense:
Salaries and employee benefits	3,298,737	2,869,737	6,671,903	5,713,212
Occupancy	1,210,294	1,017,425	2,314,533	2,005,821
Other	1,670,833	1,660,957	3,214,474	3,136,269
Total non-interest expenses	6,179,864	5,548,119	12,200,910	10,855,302

Earnings before income taxes	4,036,028	4,186,032	8,407,279	7,670,301

Income taxes	1,445,915	1,524,600	3,030,041	2,773,800

Net earnings	$2,590,113	2,661,432	5,377,238	4,896,501

Basic earnings per share	$0.45	0.47	0.94	0.86
Diluted earnings per share	$0.44	0.46	0.92	0.85
Cash dividends declared per share	$0.09	0.07	0.17	0.14

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,590,113	2,661,432	5,377,238	4,896,501

Other comprehensive income (loss):
Unrealized holding losses on securities
available for sale	(1,648,535)	(1,668,016)	(1,756,930)	(2,346,369)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	194,402	91,951	194,402	173,751
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(315,185)	(220,198)	(192,174)	(666,903)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	-	105,530	-	301,630

Total other comprehensive loss,
before income taxes	(1,769,318)	(1,690,733)	(1,754,702)	(2,537,891)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding losses on securities
available for sale	(642,104)	(649,692)	(684,324)	(913,911)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	75,720	35,815	75,720	67,676
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(164,759)	(114,513)	(156,190)	(310,626)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	-	41,103	-	117,485

Total income tax expense related to
other comprehensive income	(731,143)	(687,287)	(764,794)	(1,039,376)

Total other comprehensive loss,
net of tax	(1,038,175)	(1,003,446)	(989,908)	(1,498,515)

Total comprehensive income	$1,551,938	1,657,986	4,387,330	3,397,986

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$5,377,238	4,896,501
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	753,394	859,573
Provision for loan losses	957,000	1,172,000
Loss on sale of investment securities	194,402	173,751
Recognition of loss on sale of derivative instruments	-	301,630
Gain on sale of premises and equipment	(11,842)	(10,448)
Loss (gain) on sale of repossessed assets	76,802	(13,453)
Amortization of deferred issuance costs on trust preferred securitites	-	156,723
Stock option compensation expense	2,418	1,757
Change in:
Mortgage loans held for sale	-	(1,192,675)
Cash surrender value of life insurance	(119,191)	(103,454)
Other assets	644,637	(1,571,650)
Other liabilities	(126,925)	(685,493)

Net cash provided by operating activities	7,747,933	3,984,762

Cash flows from investing activities:
Purchases of investment securities available for sale	(5,685,477)	(10,759,635)
Proceeds from calls and maturities of investment securities available for sale	4,048,527	4,055,529
Proceeds from sales of investment securities available for sale	-	6,325,544
Purchases of other investments	(2,461,900)	(7,282,450)
Proceeds from sale of other investments	3,001,500	7,038,000
Net change in loans	(12,910,994)	(41,520,523)
Purchases of premises and equipment	(2,411,325)	(837,418)
Proceeds from sale of repossessed assets	353,075	443,123
Purchases of derivative financial instruments	-	(961,500)

Net cash used by investing activities	(16,066,594)	(43,499,330)

Cash flows from financing activities:
Net change in deposits	20,283,942	27,935,324
Net change in demand notes payable to U.S. Treasury	(507,562)	(1,295,842)
Net change in securities sold under agreement to repurchase	10,819,158	1,887,060
Proceeds from FHLB borrowings	134,300,000	397,500,000
Repayments of FHLB borrowings	(146,600,000)	(395,000,000)
Proceeds from issuance of trust preferred securities	-	20,619,000
Proceeds from exercise of stock options	236,367	281,042
Common stock repurchased	(1,088,250)	(425,000)
Cash paid in lieu of fractional shares	(3,354)	(6,426)
Cash dividends paid	(976,264)	(796,706)

Net cash provided by financing activities	16,464,037	50,698,452

Net change in cash and cash equivalent	8,145,376	11,183,884

Cash and cash equivalents at beginning of period	21,500,318	19,815,999

Cash and cash equivalents at end of period	$29,645,694	30,999,883

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six months ended June 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,230,576	10,544,350
Income taxes	$2,974,000	3,087,600

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(953,924)	(1,326,383)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(35,984)	(172,132)
Transfer of loans to other real estate and repossessions	$420,424	278,954
Reclassification of an investment from other assets
to securities available for sale	$499,995	-
Reclassification of an investment from other investments
to securities available for sale	$600,000	-
Transfer of retained earnings to common stock for
issuance of stock dividend	$-	9,430,532

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” – an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation was effective for the Company beginning in January of 2007.  The Company has assessed the impact of FIN 48 and has determined that there are no significant positions taken in the preparation of its tax return that create any uncertainties and therefore FIN 48 will not have a material impact on its financial position or its results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.   SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.   This standard is not expected to have a material effect on the Company's financial position, results of operations or disclosures.

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

(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended June 30, 2007 and 2006:

	2007	2006

Balance, beginning of period	$8,303,432	7,424,782
Provision for loan losses	957,000	1,172,000
Less:
Charge-offs	(954,015)	(900,487)
Recoveries	208,000	226,124
Net charge-offs	(746,015)	(674,363)

Balance, end of period	$8,514,417	7,922,419

(3)	Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.   All previously reported per share amounts have been restated to reflect a 3-for-2 stock split which occurred during second quarter 2007.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2007 is as follows:

For the three months ended June 30, 2007

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$2,590,113	5,746,837	$0.45
Effect of dilutive securities:
Stock options	-	115,683
Diluted earnings per share	$2,590,113	5,862,520	$0.44

For the six months ended June 30, 2007

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$5,377,238	5,747,458	$0.94
Effect of dilutive securities:
Stock options	-	117,287
Diluted earnings per share	$5,377,238	5,864,745	$0.92

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2006 is as follows:

For the three months ended June 30, 2006

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$2,661,432	5,677,673	$0.47
Effect of dilutive securities:
Stock options	-	85,588
Diluted earnings per share	$2,661,432	5,763,261	$0.46

For the six months ended June 30, 2006

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$4,896,501	5,682,472	$0.86
Effect of dilutive securities:
Stock options	-	85,536
Diluted earnings per share	$4,896,501	5,768,008	$0.85

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

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vest over a five-year period.  Options granted subsequent to 1999 vest over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three and six months ended June 30, 2007 and 2006.

Shareholders approved an amendment to the Plan at the Annual Meeting of Shareholders on May 3, 2007 to include an additional 390,000 shares of authorized but unissued Common Stock in the Plan, which will be available for future awards.

(5)           Stock Split

On April 19, 2007, the Board of Directors of the Company authorized a 3-for-2 stock split that was paid in conjunction with the Company’s regular cash dividend for the second quarter of 2007.  As a result of the stock split, each shareholder received three new shares of stock for every two shares of stock they held as of the record date.  Shareholders received a cash payment in lieu of any fractional shares resulting from the stock split.  The cash dividend was paid based on the number of shares held by shareholders as adjusted by the stock split.  All previously reported per share amounts have been restated to reflect this stock split.

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

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. Peoples Bancorp is the parent company of Peoples Bank (the “Bank”) and a registered bank holding company operating under the supervision of the Board of Govenors of the Federal Reserve System (the "Federal Reserve"). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander Mecklenburg, Iredell and Union counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rates, market and monetary fluctuations.  Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.  Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that (1) local employers may be required to eliminate employment positions of individual borrowers, and small businesses and (2) commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating its allowance for loan losses, and changes in these economic conditions could result in increases or decreases to the provision for loan losses.

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

The Bank opened a new office in Mecklenburg County, in Cornelius, North Carolina in June 2007.  The Bank plans to open a new Banco de la Gente office in Raleigh in 2007 in a continuing effort to serve the Latino community.  The Bank also plans to open a new traditional banking office in Iredell County, North Carolina in Mooresville during late 2007.  Management expects to continue to open at least one new traditional office in Mecklenburg or Iredell counties in each of the next two to three years and additional Banco de la Gente offices in other metropolitan areas in North Carolina.

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

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” – an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation was effective for the Company beginning in January of 2007.  The Company has assessed the impact of FIN 48 and has determined that there are no significant positions taken in the preparation of its tax return that create any uncertainties and therefore FIN 48 will not have a material impact on its financial position or its results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.   SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.   This standard is not expected to have a material effect on the Company's financial position, results of operations or disclosures.

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

Results of Operations
Summary.  Net earnings for the second quarter of 2007 were $2.6 million, or $0.45 basic net earnings per share and $0.44 diluted net earnings per share as compared to $2.7 million, or $0.47 basic net earnings per share and $0.46 diluted net earnings per for the same period one year ago.  The decrease in net earnings is primarily attributable to increases in the provision for loan losses and non-interest expense, which were partially offset by increases in net interest income and non-interest income.

The annualized return on average assets was 1.24% for the three months ended June 30, 2007 compared to 1.40% for the same period in 2006, and annualized return on average shareholders' equity was 15.42% for the three months ended June 30, 2007 compared to 18.52% for the same period in 2006.

Net earnings for the six months ended June 30, 2007 were $5.4 million, or $0.94 basic net earnings per share and $0.92 diluted net earnings per share.  The increase in net earnings for the six-month period ended June 30, 2007 is primarily attributable to growth in interest-earning assets, which contributed to increases in net interest income, and non-interest income.  In addition the Company had a decrease in the provision for loan losses.  The increases in net interest income and non-interest income and the decrease in the provision for loan losses were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.31% for the six months ended June 30, 2007 and 2006, and annualized return on average shareholders’ equity was 16.03% for the six months ended June 30, 2007 compared to 16.91% for the same period in 2006.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $8.7 million for the three months ended June 30, 2007, an increase of 7% over the $8.1 million earned in the same period in 2006.  This increase is attributable to Federal Reserve interest rate increases, which resulted in increases to the prime rate.  In addition, the average outstanding balances of loans and investment securities available-for-sale increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Interest income increased $1.9 million or 14% for the three months ended June 30, 2007 compared with the same period in 2006.  The increase was due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of loans and investment securities available-for-sale.  During the quarter ended June 30, 2007, average loans increased $50.4 million to $646.6 million from $596.2 million for the three months ended June 30, 2006.  During the quarter ended June 30, 2007, average investment securities available-for-sale increased $2.5 million to $120.3 million from $117.8 million for the three months ended June 30, 2006.

Interest expense increased $1.3 million or 24% for the three months ended June 30, 2007 compared with the same period in 2006.  The increase in interest expense was due to an increase in the cost of funds to 4.14% for the three months ended June 30, 2007 from 3.58% for the same period in 2006, combined with an increase in volume of interest-bearing liabilities.  The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing checking and savings accounts and certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 2.15% for the three months ended June 30, 2007 as compared to 1.61% for the same period of 2006.  The average rate paid on certificates of deposits was 4.86% for the three months ended June 30, 2007 compared to 4.05% for the same period one year ago.

Net interest income for the six-month period ended June 30, 2007 was $17.3 million, an increase of 10% over net interest income of $15.8 million for the six months ended June 30, 2006.  This increase is attributable to an increase in interest income due to increases in the prime rate combined with increases in the average outstanding balances of loans and investment securities available-for-sale.

Interest income increased $4.6 million or 18% to $30.6 million for the six months ended June 30, 2007 compared to $26.0 million for the same period in 2006.  The increase was primarily due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with an increase in the average outstanding balance of investment securities available for sale.  The average yield earned on loans, including fees, was 8.56% for the six months ended June 30, 2007 as compared to 7.98% for the same period of 2006.  During the six months ended June 30, 2007, average loans increased $56.5 million to $644.9 million from $588.4 million for the same period in 2006.  Average investment securities available for sale increased 3% to $120.3 million in the six months ended June 30, 2007 compared to the same period in 2006.  All other interest-earning assets including federal funds sold increased to an average of $21.0 million in the six months ended June 30, 2007 from $8.9 million in the same period in 2006.  The tax equivalent yield on average earning assets increased to 7.97% for the six months ended June 30, 2007 from 7.45% for the six months ended June 30, 2006.

Interest expense increased 30% to $13.3 million for the six months ended June 30, 2007 compared to $10.3 million for the corresponding period in 2006.  The increase in interest expense was due to an increase in the cost of funds to 4.13% for the six months ended June 30, 2007 from 3.45% for the same period in 2006, combined with an increase in the volume of interest bearing liabilities.  The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing deposits.  The average rate paid on interest-bearing checking and savings accounts was 2.12% for the six months ended June 30, 2007 as compared to 1.59% for the same period in 2006.  The average rate paid on certificates of deposits was 4.82% for the six months ended June 30, 2007 from 3.91% for the same period one year ago.

Provision for Loan Losses.  For the three months ended June 30, 2007, a contribution of $634,000 was made to the provision for loan losses compared to $413,000 for the same period one year ago.  The increase in provision for loan losses is primarily attributable to an increase in net charge-offs of $600,000.  Charge-offs during the three months ended June 30, 2007 consisted primarily of charge-offs on three small loans with the largest charge-off being $300,000.

For the six months ended June 30, 2007 a contribution of $957,000 was made to the provision for loan losses compared to a $1.2 million contribution to the provision for loan losses for the six months ended June 30, 2006.  The decrease in the provision for loan losses is primarily attributable to slower growth in loan balances for the first six months of 2007 when compared to the same period in 2006.

Non-Interest Income.  Total non-interest income was $2.1 million in the second quarter of 2007, a 6% increase over the $2.0 million for the same period in 2006.  This increase is primarily due to an increase in other service charges and fees, mortgage banking income and miscellaneous other income.  Other service charges and fees increased 23% to $447,000 for the three-month period ended June 30, 2007 when compared to the same period one year ago.  This increase is primarily attributable to an increase of $60,000 in check cashing fee income.  Mortgage banking income increased $69,000 during the three months ended June 30, 2007 as compared to the corresponding period in 2006.  Miscellaneous income was $544,000 for the three months ended June 30, 2007, a 9% increase from $500,000 for the same period in 2006.  This increase in miscellaneous income was partially attributable to an increase of $62,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts.  These increases were partially offset by a $102,000 increase in losses on the sale of securities.  The $194,000 in the loss on the sale of securities for the three months ended June 30, 2007 is due to a write-down of an asset classified as other investments.  Management determined the market value of this investment had decreased significantly and was not a temporary impairment therefore a write-down was appropriate during second quarter 2007.

Total non-interest income was $4.3 million for the six months ended June 30, 2007, an 8% increase over the $3.9 million for the same period in 2006.  This increase is primarily due to an increase in fee income and other miscellaneous income resulting from activity in new branches.  Service charges were $1.9 million for the six months ended June 30, 2007 and 2006.  Other service charges and fees increased 23% to $935,000 for the six months ended June 30, 2007 when compared to the same period one year ago.  This increase is primarily attributable to an increase of $108,000 in check cashing fee income and an increase of $88,000 in miscellaneous fee income.  Mortgage banking income increased 25% to $300,000 for the six months ended June 30, 2007 when compared to the same period in 2006 due to an increase in mortgage broker activity.  Miscellaneous income increased 9% to $1.1 million for the six months ended June 30, 2007.  This increase in miscellaneous income was partially attributable to an increase of $110,000 in debit card fee income primarily associated with increased card usage due to an increased number of demand accounts.

 Non-Interest Expense.  Total non-interest expense increased 11% to $6.2 million for the second quarter of 2007 as compared to $5.5 million for the corresponding period in 2006.  Salary and employee benefits totaled $3.3 million for the three months ended June 30, 2007, an increase of 15% from the same period in 2006.  The increase in salary and employee benefits is due to normal salary increases and expense associated with additional staff for new branches.  Occupancy expense increased 19% for the quarter ended June 30, 2007 due to an increase in furniture and equipment expense and lease expense associated with new branches and new sales and lending platform system implementations.  Other non-interest expense increased 1% to $1.7 million for the three months ended June 30, 2007 as compared to the same period in 2006.   This increase in other non-interest expense is attributable to an increase of $66,000 in professional fees, an increase of $51,000 in advertising expense, an increase of $35,000 in office supplies and an increase of $21,000 in debit card expense.  These increases in non-interest expense other than salary, benefits and occupancy expenses were partially offset by a $152,000 decrease in amortization of trust preferred securities issuance costs.

Total non-interest expense was $12.2 million for the six months ended June 30, 2007, an increase of 12% over the same period in 2006.  Salary and employee benefits totaled $6.7 million for the six months ended June 30, 2007, an increase of 17% over the same period in 2006.  The increase in salary and employee benefits is primarily due normal salary increases and expenses associated with additional staff for new branches.  Occupancy expense increased 15% for the six months ended June 30, 2007 due to an increase in furniture and equipment expense and lease expense associated with new branches and new sales and lending platform system implementations. Other non-interest expense increased 2% to $3.2 million for the six months ended June 30, 2007 as compared to the same period in 2006.  This increase in other non-interest expense is primarily attributable to an increase of $125,000 in professional fees, an increase of $90,000 in advertising expense and an increase of $59,000 in debit card expense.  These increases in non-interest expense other than salary, benefits and occupancy expenses were partially offset by a $157,000 decrease in amortization of trust preferred securities issuance costs.  The Company paid a $178,000 prepayment fee in the first quarter of 2006 on the early termination of a $5.0 million Federal Home Loan Bank of Atlanta (“FHLB”) advance.  This fee was included in other non-interest expense.

Income Taxes.  The Company reported income taxes of $1.4 million and $1.5 million for the second quarters of 2007 and 2006, respectively.  This represented an effective tax rate of 36% for the respective periods.

The Company reported income taxes of $3.0 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively.  This represented an effective tax rate of 36% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $117.7 million at June 30, 2007 compared to $117.6 million at December 31, 2006.  Average investment securities available for sale for the six months ended June 30, 2007 amounted to $120.3 million compared to $118.1 million for the year ended December 31, 2006.

Loans.  At June 30, 2007, loans amounted to $663.1 million compared to $651.4 million at December 31, 2006, an increase of $11.7 million.  Average loans represented 82% of total earning assets for the six months ended June 30, 2007 as compared to 83% for the year ended December 31, 2006.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At June 30,

2007 and December 31, 2006, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $6.7 million and $7.6 million, respectively, with related allowance for loan losses of approximately $1.1 million and $1.2 million, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2007 as compared to the year ended December 31, 2006. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

                The allowance for loan losses at June 30, 2007 amounted to $8.5 million or 1.28% of total loans compared to $8.0 million or 1.27% of total loans at December 31, 2006.

Non-performing Assets.  Non-performing assets totaled $7.2 million at June 30, 2007 or 0.86% of total assets, compared to $8.0 million at December 31, 2006, or 0.97% of total assets.  Non-accrual loans were $6.7 million at June 30, 2007 and $7.6 million at December 31, 2006.  As a percentage of total loans outstanding, non-accrual loans were 1.01% at June 30, 2007 compared to 1.16% at December 31, 2006.  Non-accrual balances at June 30, 2007 and December 31, 2006 include one classified loan relationship that was moved to non-accrual status in fourth quarter 2006.  This relationship totals $4.2 million at June 30, 2007 and has been appropriately reserved in the Bank’s allowance for loan losses.  The Bank had loans ninety days past due and still accruing at June 30, 2007 and December 31, 2006 of $181,000 and $78,000, respectively.  Other real estate owned totaled $335,000 as of June 30, 2007 as compared to $344,000 at December 31, 2006.  The Bank had no repossessed assets as of June 30, 2007 and December 31, 2006.

Total non-performing loans, which include non-accrual loans and loans ninety days past due and still accruing, were $6.9 million and $7.6 million at June 30, 2007 and December 31, 2006, respectively.  The ratio of non-performing loans to total loans was 1.03% at June 30, 2007, as compared to 1.17% at December 31, 2006.

                Deposits.  Total deposits at June 30, 2007 were $654.1 million, an increase of $20.3 million over deposits of $633.8 million at December 31, 2006. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, increased $36.8 million to $476.4 million at June 30, 2007 as compared to $439.6 million at December 31, 2006 due to concerted efforts to attract additional deposits from existing customers and to attract new customers in our existing offices along with deposits gathered in two new offices opened since June 2006.  Certificates of deposit in amounts greater than $100,000 or more totaled $177.8 million at June 30, 2007 as compared to $194.2 million at December 31, 2006.  At June 30, 2007, brokered deposits amounted to $42.3 million as compared to $60.0 million at December 31, 2006.  The decrease in brokered deposits reflects maturing brokered certificates of deposit that were not replaced due to an increase in core deposits.  Brokered deposits outstanding as of June 30, 2007 had a weighted average rate of 5.34% with a weighted average original term of 9 months.

Borrowed Funds. Borrowings from theFHLB totaled $77.0 million at June 30, 2007 compared to $89.3 million at December 31, 2006.  The average balance of FHLB borrowings for the six months ended June 30, 2007 was $78.9 million compared to $74.1 million for the year ended December 31, 2006.  At June 30, 2007, all FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $67.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $10.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB.  The Company had no federal funds purchased as of June 30, 2007 or December 31, 2006.

Securities sold under agreements to repurchase increased $10.8 million to $17.2 million at June 30, 2007 as compared to $6.4 million at December 31, 2006 as concerted efforts to promote cash management services has increased customer usage of securities sold under agreements to repurchase.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the six months ended June 30, 2007 totaled $786.2 million, exceeding average rate sensitive liabilities of $651.9 million by $134.3 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments.    As of June 30, 2007, the Company had cash flow hedges with a notional amount of $150.0 million.  These derivative instruments consist of four interest rate floor contracts that are used to hedge future cash flows from payments on the first $150.0 million of certain variable rate commercial, construction and home equity loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in July 2008, November 2008, January 2009 and June 2009.  If the prime rate falls below 6.25% during the term of the contract on the first floor, the Company will receive payments based on the $35.0 million notional amount times the difference between 6.25% and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is 6.25% or higher.  The Company paid a premium of $161,000 on this contact.  On the second floor if the prime rate falls below 7.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 7.00% and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is 7.00% or higher.  The Company paid a premium of $203,000 on this contract. On the third floor if the prime rate falls below 7.50% during the term of the contract, the Company will receive payments based on the $45.0 million notional amount times the difference between 7.50% and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is 7.50% or higher.  The Company paid a premium of $562,500 on this contract.  On the fourth floor if the prime rate falls below 8.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 8.00% and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is 8.00% or higher.  The Company paid a premium of $399,000 on this contract.

                The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2007, the Bank had $68.3 million in loans with interest rate floors; however, none of the floors were in effect pursuant to the terms of the promissory notes on these loans.

The Bank also had $16.0 million in loans that are tied to the prime rate and had interest rate caps in effect pursuant to the terms of the promissory notes on these loans.  The weighted average rate on these loans is 1.26% lower than the indexed rate on the promissory notes without the interest rate caps.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2007 such unfunded commitments to extend credit were $182.5 million, while commitments in the form of standby letters of credit totaled $4.0 million

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000.  The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2007, the Company’s core deposits totaled $476.4 million, or 73% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances.  The Bank is also able to borrow from the Federal Reserve on a short-term basis.

At June 30, 2007, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $42.3 million, which mature over the next nine months.  The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $77.0 million at June 30, 2007.  The remaining availability at FHLB was $63.5 million at June 30, 2007.  The Bank also had the ability to borrow up to $35.0 million for the purchase of overnight federal funds from three correspondent financial institutions as of June 30, 2007.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 34.85% at June 30, 2007 and 31.15% at December 31, 2006.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of June 30, 2007 and December 31, 2006 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	June 30, 2007	December 31, 2006
Contractual Cash Obligations
Long-term borrowings	$77,000	69,500
Junior subordinated debentures	20,619	20,619
Operating lease obligations	7,575	8,009

Total	$105,194	98,128

Other Commitments
Commitments to extend credit	$182,482	151,697
Standby letters of credit and financial guarantees written	3,999	4,574

Total	$186,481	156,271

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

Capital Resources.  Shareholders’ equity at June 30, 2007 was $65.4 million compared to $62.8 million at December 31, 2006.  At June 30, 2007 and December 31, 2006, unrealized losses, net of taxes, amounted to $1.8 million and $771,000, respectively.  The increase in unrealized losses at June 30, 2007 is primarily attributable to a decrease in the market value of available for sale securities and derivative instruments.  Management expects that accumulated comprehensive income (loss) will continue to fluctuate due to changes in the market value of available for sale investments securities and derivative instruments caused by changes in market interest rates.  Annualized return on average equity for the six months ended June 30, 2007 was 16.03% compared to 14.68% for the year ended December 31, 2006.  Total cash dividends paid during the six months ended June 30, 2007 amounted to $976,000 as compared to total cash dividends of $797,000 paid for the first six months of 2006.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $2.0 million in common shares of the Company’s outstanding common stock effective through the end of November 2007.  The Company has repurchased $1.1 million, or 55,000 shares, of its common stock under this plan as of June 30, 2007.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2007 and December 31, 2006 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 11.77% and 11.70% at June 30, 2007 and December 31, 2006, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 12.92% and 12.86% at June 30, 2007 and December 31, 2006, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.50% and 10.80% at June 30, 2007 and December 31, 2006, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.38% and 10.21% at June 30, 2007 and December 31, 2006, respectively.  The total risk-based capital ratio for the Bank was 11.54% and 11.37% at June 30, 2007 and December 31, 2006, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.25% and 9.41% at June 30, 2007 and December 31, 2006, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

              There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2007 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2007	2,070	$19.51	-	$2,000,000

May 1 - 31, 2007	30,824	19.41	30,000	1,418,000

June 1 - 30, 2007	25,000	20.25	25,000	911,750

Total	57,894	$19.77	55,000	$911,750

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

 (a)     Annual Shareholders’ Meeting – May 3, 2007

 (b)     Directors elected at the meeting are as follows:  John W. Lineberger, Jr., Gary E. Matthews, Dan Ray Timmerman, Sr. and Benjamin
           I. Zachary.

 (c)     At the May 3, 2007 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

1)   Election of Directors:

	Vote For	Withhold Authority
John W. Lineberger, Jr.	3,540,960	51,826
Gary E. Matthews	3,573,623	19,163
Dan Ray Timmerman, Sr.	3,573,637	19,149
Benjamin I. Zachary	3,551,500	41,286

2)   Approval of Amendment No. 1 to the Company’s Omnibus Stock Ownership and Long Term Incentive Plan which provided for the addition of 390,000 shares of authorized, but unissued, common stock of the Company to the Plan

     Votes For – 2,404,838, Votes Against – 553,399, Votes Abstained – 21,707

                                        3)    Ratification of appointment of Independent Registered Public Accountants – Porter Keadle Moore, LLP

     Votes For – 3,572,688, Votes Against – 15,502, Votes Abstained – 8,071

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
Securities Corp. incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006 incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June
28, 2006 incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of North
Carolina, Inc. and LaSalle Bank National Association, as Trustee, relating to
Junior Subordinated Debt Securities Due September 15, 2036 incorporated by
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

Peoples Bancorp of North Carolina, Inc.

August 8, 2007	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2007	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)