Form 10-Q
period 2007-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2007-11-07
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,650,020 shares of common stock, outstanding at October 31, 2007.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2007 (Unaudited) and
	December 31, 2006	3

	Consolidated Statements of Earnings for the three months ended
	September 30, 2007 and 2006 (Unaudited), and for the nine months ended
	September 30, 2007 and 2006 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended September 30, 2007 and 2006 (Unaudited), and for the nine months
	ended September 30, 2007 and 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2007 and 2006 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23-25
Signatures		26
Certifications		27-29

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2007	2006
	(Unaudited)

Cash and due from banks	$24,187,186	18,860,318
Federal funds sold	2,458,000	2,640,000
Cash and cash equivalents	26,645,186	21,500,318

Investment securities available for sale	120,210,033	117,581,000
Other investments	5,961,447	7,295,449
Total securities	126,171,480	124,876,449

Loans	689,362,842	651,381,129
Less allowance for loan losses	(8,687,033)	(8,303,432)
Net loans	680,675,809	643,077,697

Premises and equipment, net	17,239,716	12,816,385
Cash surrender value of life insurance	6,713,988	6,532,406
Accrued interest receivable and other assets	9,927,386	10,144,283
Total assets	$867,373,565	818,947,538

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$116,792,169	101,393,142
NOW, MMDA & savings	189,087,635	174,577,641
Time, $100,000 or more	188,982,647	194,176,291
Other time	180,586,078	163,673,215
Total deposits	675,448,529	633,820,289

Demand notes payable to U.S. Treasury	1,600,000	1,600,000
Securities sold under agreement to repurchase	20,315,345	6,417,803
FHLB borrowings	77,000,000	89,300,000
Junior subordinated debentures	20,619,000	20,619,000
Accrued interest payable and other liabilities	4,061,992	4,355,073
Total liabilities	799,044,866	756,112,165

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 5,650,020 shares in 2007
and 3,830,634 shares in 2006	49,124,903	51,122,147
Retained earnings	18,814,608	12,484,463
Accumulated other comprehensive income (loss)	389,188	(771,237)
Total shareholders' equity	68,328,699	62,835,373

Total liabilities and shareholders' equity	$867,373,565	818,947,538

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$14,095,485	12,907,042	41,466,693	36,187,827
Interest on federal funds sold	32,634	40,818	367,331	62,020
Interest on investment securities:
U.S. Government agencies	1,150,619	1,114,266	3,411,555	3,206,274
States and political subdivisions	220,344	201,248	661,536	587,409
Other	125,663	126,404	363,625	389,311
Total interest income	15,624,745	14,389,778	46,270,740	40,432,841

Interest expense:
NOW, MMDA & savings deposits	1,077,857	817,878	2,975,499	2,174,238
Time deposits	4,378,969	3,715,792	12,983,826	10,136,246
FHLB borrowings	964,334	909,702	2,781,347	2,763,657
Junior subordinated debentures	371,225	700,220	1,095,572	1,277,540
Other	245,997	99,234	543,468	183,077
Total interest expense	7,038,382	6,242,826	20,379,712	16,534,758

Net interest income	8,586,363	8,146,952	25,891,028	23,898,083

Provision for loans losses	296,000	686,282	1,253,000	1,858,282

Net interest income after provision for loan losses	8,290,363	7,460,670	24,638,028	22,039,801

Non-interest income:
Service charges	1,082,248	976,515	3,017,921	2,918,390
Other service charges and fees	488,737	394,030	1,423,461	1,153,059
Loss on sale of securities	(367,430)	(163,702)	(561,832)	(337,453)
Mortgage banking income	135,863	115,802	435,475	355,678
Insurance and brokerage commissions	177,140	80,523	408,704	294,206
Miscellaneous	490,602	639,683	1,543,955	1,605,443
Total non-interest income	2,007,160	2,042,851	6,267,684	5,989,323

Non-interest expense:
Salaries and employee benefits	3,235,765	3,001,508	9,907,668	8,714,720
Occupancy	1,204,188	1,049,911	3,518,721	3,055,732
Other	1,774,127	1,735,065	4,988,601	4,871,334
Total non-interest expense	6,214,080	5,786,484	18,414,990	16,641,786

Earnings before income taxes	4,083,443	3,717,037	12,490,722	11,387,338

Income taxes	1,470,800	1,344,300	4,500,841	4,118,100

Net earnings	$2,612,643	2,372,737	7,989,881	7,269,238

Basic earnings per share	$0.46	0.42	1.40	1.28
Diluted earnings per share	$0.45	0.41	1.37	1.26
Cash dividends declared per share	$0.12	0.07	0.29	0.21

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,612,643	2,372,737	7,989,881	7,269,238

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	2,355,325	2,261,854	598,395	(84,515)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	367,430	163,702	561,832	337,453
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	726,465	412,427	534,291	(254,476)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	-	84,655	-	386,285

Total other comprehensive income,
before income taxes	3,449,220	2,922,638	1,694,518	384,747

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	917,399	880,992	233,075	(32,919)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	143,114	63,762	218,834	131,438
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	238,374	125,418	82,184	(185,207)
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	-	32,974	-	150,458

Total income tax expense related to
other comprehensive income	1,298,887	1,103,146	534,093	63,770

Total other comprehensive income,
net of tax	2,150,333	1,819,492	1,160,425	320,977

Total comprehensive income	$4,762,976	4,192,229	9,150,306	7,590,215

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$7,989,881	7,269,238
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,152,024	1,059,551
Provision for loan losses	1,253,000	1,858,282
Loss on sale of investment securities	561,832	337,453
Recognition of loss on sale of derivative instruments	-	386,285
Gain on sale of premises and equipment	(9,967)	(15,672)
Loss (gain) on sale of repossessed assets	136,759	(10,463)
Amortization of deferred issuance costs on trust preferred securitites	-	309,010
Stock option compensation expense	5,790	4,268
Change in:
Mortgage loans held for sale	-	958,683
Cash surrender value of life insurance	(181,582)	(155,181)
Other assets	(356,426)	(1,818,777)
Other liabilities	(293,081)	(990,750)

Net cash provided by operating activities	10,258,230	9,191,927

Cash flows from investing activities:
Purchases of investment securities available for sale	(13,925,092)	(17,706,818)
Proceeds from calls and maturities of investment securities available for sale	4,903,721	5,333,051
Proceeds from sales of investment securities available for sale	8,362,525	9,421,024
Purchases of other investments	(4,383,400)	(9,737,700)
Proceeds from sale of other investments	4,923,000	8,725,500
Net change in loans	(39,329,536)	(59,416,093)
Purchases of premises and equipment	(5,652,751)	(1,295,262)
Proceeds from sale of repossessed assets	425,158	498,290
Purchases of derivative financial instruments	-	(961,500)

Net cash used by investing activities	(44,676,375)	(65,139,508)

Cash flows from financing activities:
Net change in deposits	41,628,240	23,630,396
Net change in demand notes payable to U.S. Treasury	-	126,307
Net change in securities sold under agreement to repurchase	13,897,542	7,620,991
Proceeds from FHLB borrowings	184,200,000	593,700,000
Repayments of FHLB borrowings	(196,500,000)	(586,500,000)
Proceeds from issuance of trust preferred securities	-	20,619,000
Proceeds from exercise of stock options	272,166	567,968
Common stock repurchased	(2,275,200)	(425,000)
Cash paid in lieu of fractional shares	(3,354)	(6,426)
Cash dividends paid	(1,656,381)	(1,216,215)

Net cash provided by financing activities	39,563,013	58,117,021

Net change in cash and cash equivalent	5,144,868	2,169,440

Cash and cash equivalents at beginning of period	21,500,318	19,815,999

Cash and cash equivalents at end of period	$26,645,186	21,985,439

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine months ended September 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$20,126,499	16,715,025
Income taxes	$4,224,000	5,167,100

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(708,319)	(154,419)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(452,106)	(166,558)
Transfer of loans to other real estate and repossessions	$478,424	627,004
Reclassification of an investment from other assets
to securities available for sale	$499,995	-
Reclassification of an investment from other investments
to securities available for sale	$600,000	-
Transfer of retained earnings to common stock for
issuance of stock dividend	$-	9,430,532

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” – an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation was effective for the Company beginning in January of 2007.  The Company has assessed the impact of FIN 48 and has determined that there are no significant positions taken in the preparation of its tax return that create any uncertainties and therefore FIN 48 does not have a material impact on its financial position or its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  This standard is not expected to have a material effect on the Company's financial position, results of operations or disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value.  SFAS 159 is effective for the Company as of January 1, 2008.  This standard is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2007 and 2006:

	2007	2006

Balance, beginning of period	$8,303,432	7,424,782
Provision for loan losses	1,253,000	1,858,282
Less:
Charge-offs	(1,178,791)	(1,420,320)
Recoveries	309,392	270,100
Net charge-offs	(869,399)	(1,150,220)

Balance, end of period	$8,687,033	8,132,844

(3)	Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.  All previously reported per share amounts have been restated to reflect a 3-for-2 stock split, which occurred during third quarter 2007.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2007 is as follows:

For the three months ended September 30, 2007

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$2,612,643	5,675,701	$0.46
Effect of dilutive securities:
Stock options	-	108,061
Restricted stock	-	326
Diluted earnings per share	$2,612,643	5,784,088	$0.45

For the nine months ended September 30, 2007

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$7,989,881	5,723,276	$1.40
Effect of dilutive securities:
Stock options	-	114,184
Restricted stock	-	110
Diluted earnings per share	$7,989,881	5,837,570	$1.37

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2006 is as follows:

For the three months ended September 30, 2006

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$2,372,737	5,707,317	$0.42
Effect of dilutive securities:
Stock options	-	77,068
Diluted earnings per share	$2,372,737	5,784,385	$0.41

For the nine months ended September 30, 2006

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$7,269,238	5,690,844	$1.28
Effect of dilutive securities:
Stock options	-	87,972
Diluted earnings per share	$7,269,238	5,778,816	$1.26

(4)	Stock-Based Compensation

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

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vest over a five-year period.  Options granted subsequent to 1999 vest over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three and nine months ended September 30, 2007 and 2006.

The Company granted 3,000 shares of restricted stock during the three months ended September 30, 2007.  These restricted stock grants cliff vest three years after issuance.  The fair value of the restricted stock granted is $17.40 per share. As of September 30, 2007, there was $50,000 of total unrecognized compensation cost related to restricted stock grants, which is expected to be recognized over a period of 3 years

Shareholders approved an amendment to the Plan at the Annual Meeting of Shareholders on May 3, 2007 to include an additional 390,000 shares of authorized but unissued Common Stock in the Plan, which will be available for future awards.

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

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. Peoples Bancorp is the parent company of Peoples Bank (the “Bank”) and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell and Union counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rates, market and monetary fluctuations.  Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.  Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that (1) local employers may be required to eliminate employment positions of individual borrowers and small businesses and (2) commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating its allowance for loan losses, and changes in these economic conditions could result in increases or decreases to the provision for loan losses.

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

The Bank opened a new office in Mecklenburg County, in Cornelius, North Carolina in June 2007.  The Bank plans to open a new Banco de la Gente office in Raleigh in 2007 in a continuing effort to serve the Latino community.  The Bank also plans to open a new traditional banking office in Iredell County, North Carolina in Mooresville in late 2007 or early 2008. Management will consider opening at least one new traditional office in Mecklenburg or Iredell counties in each of the next two to three years and additional Banco de la Gente offices in other metropolitan areas in North Carolina.

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

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” – an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation was effective for the Company beginning in January of 2007.  The Company has assessed the impact of FIN 48 and has determined that there are no significant positions taken in the preparation of its tax return that create any uncertainties and therefore FIN 48 does not have a material impact on its financial position or its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  This standard is not expected to have a material effect on the Company's financial position, results of operations or disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value.  SFAS 159 is effective for the Company as of January 1, 2008.  This standard is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

Results of Operations
Summary.  Net earnings for the third quarter of 2007 were $2.6 million, or $0.46 basic net earnings per share and $0.45 diluted net earnings per share as compared to $2.4 million, or $0.42 basic net earnings per share and $0.41 diluted net earnings per for the same period one year ago.  The increase in net earnings is primarily attributable to an increase in net interest income and a decrease in the provision for loan losses, which were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.22% for the three months ended September 30, 2007 compared to 1.21% for the same period in 2006, and annualized return on average shareholders' equity was 15.35% for the three months ended September 30, 2007 compared to 15.75% for the same period in 2006.

Net earnings for the nine months ended September 30, 2007 were $8.0 million, or $1.40 basic net earnings per share and $1.37 diluted net earnings per share as compared to $7.3 million, or $1.28 basic net earnings per share and $1.26 diluted net earnings per share for the same period in 2006.  The increase in net earnings for the nine-month period ended September 30, 2007 is primarily attributable to growth in interest-earning assets, which contributed to increases in net interest income, and non-interest income.  In addition the Company had a decrease in the provision for loan losses.  The increases in net interest income and non-interest income and the decrease in the provision for loan losses were partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.28% and 1.27% for the nine months ended September 30, 2007 and 2006, respectively.  Annualized return on average shareholders’ equity was 15.41% for the nine months ended September 30, 2007 compared to 16.08% for the same period in 2006.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $8.6 million for the three months ended September 30, 2007, an increase of 5% over the $8.1 million earned in the same period in 2006. This increase is attributable to an increase in the average outstanding balances of loans and investment securities available-for-sale for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Interest income increased $1.2 million or 9% for the three months ended September 30, 2007 compared with the same period in 2006.  The increase was due to an increase in the average outstanding balance of loans and investment securities available-for-sale.  The average yield on earning assets for the quarters ended September 30, 2007 and 2006 was 7.82%.  During the quarter ended September 30, 2007, average loans increased $64.0 million to $672.6 million from $608.6 million for the three months ended September 30, 2006.  During the quarter ended September 30, 2007, average investment securities available-for-sale increased $747,000 to $120.5 million from $119.8 million for the three months ended September 30, 2006.

Interest expense increased $796,000 or 13% for the three months ended September 30, 2007 compared with the same period in 2006.  The increase in interest expense was due to an increase in the cost of funds to 4.19% for the three months ended September 30, 2007 from 4.00% for the same period in 2006, combined with an increase in volume of interest-bearing liabilities.  The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing checking and savings accounts and certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 2.27% for the three months ended September 30, 2007 as compared to 1.89% for the same period of 2006.  The average rate paid on certificates of deposits was 4.86% for the three months ended September 30, 2007 compared to 4.40% for the same period one year ago.

Net interest income for the nine-month period ended September 30, 2007 was $25.9 million, an increase of 8% over net interest income of $23.9 million for the nine months ended September 30, 2006.  This increase is attributable to an increase in interest income due to increases in the prime rate combined with increases in the average outstanding balances of loans and investment securities available-for-sale.

Interest income increased $5.8 million or 14% to $46.3 million for the nine months ended September 30, 2007 compared to $40.4 million for the same period in 2006.  The increase was primarily due to an increase in the average yield received on loans resulting from Federal Reserve interest rate increases combined with increases in the average outstanding balance of loans and investment securities available for sale.  The average yield earned on loans, including fees, was 8.47% for the nine months ended September 30, 2007 as compared to 8.13% for the same period of 2006.  During the nine months ended September 30, 2007, average loans increased $59.0 million to $654.2 million from $595.2 million for the same period in 2006.  Average investment securities available for sale increased 2% to $120.4 million in the nine months ended September 30, 2007 compared to the same period in 2006.  All other interest-earning assets including federal funds sold increased to an average of $17.5 million in the nine months ended September 30, 2007 from $9.7 million in the same period in 2006.  The tax equivalent yield on average earning assets increased to 7.92% for the nine months ended September 30, 2007 from 7.58% for the nine months ended September 30, 2006.

Interest expense increased 23% to $20.4 million for the nine months ended September 30, 2007 compared to $16.5 million for the corresponding period in 2006.  The increase in interest expense was due to an increase in the cost of funds to 4.15% for the nine months ended September 30, 2007 from 3.65% for the same period in 2006, combined with an increase in the volume of interest bearing liabilities.  The increase in the cost of funds is primarily attributable to increases in the average rate paid on interest-bearing deposits.  The average rate paid on interest-bearing checking and savings accounts was 2.17% for the nine months ended September 30, 2007 as compared to 1.69% for the same period in 2006.  The average rate paid on certificates of deposits was 4.83% for the nine months ended September 30, 2007 from 4.09% for the same period one year ago.

Provision for Loan Losses.  For the three months ended September 30, 2007, a contribution of $296,000 was made to the provision for loan losses compared to $686,000 for the same period one year ago.  The decrease in provision for loan losses is primarily attributable to a decrease in net charge-offs of $352,000.

For the nine months ended September 30, 2007 a contribution of $1.3 million was made to the provision for loan losses compared to a $1.9 million contribution to the provision for loan losses for the nine months ended September 30, 2006.  The decrease in the provision for loan losses is primarily attributable to slower growth in loan balances for the first nine months of 2007 when compared to the same period in 2006 and a reduction in net charge-offs of $281,000.

Non-Interest Income.  Total non-interest income was $2.0 million in the third quarter of 2007 and 2006.  Increases in components of non-interest income for the three months ended September 30, 2007 compared to the same period last year were primarily attributable to increases in service charges and fees, brokerage commissions and mortgage banking income. Service charges were $1.1 million and $977,000 for the three months ended September 30, 2007 and 2006, respectively.  Other service charges and fees increased 24% to $489,000 for the three-month period ended September 30, 2007 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to activity related to new branches.  Insurance and brokerage commissions increased $97,000 for the three months ended September 30, 2007 when compared to same period last year due to an increase in income from the Bank’s investment subsidiary.  Mortgage banking income increased $20,000 during the three months ended September 30, 2007 as compared to the corresponding period in 2006 as a result of increased brokered loan activity.  These increases were offset by a decrease in miscellaneous income and an increase in losses on the sale of securities.  Miscellaneous income was $491,000 for the three months ended September 30, 2007, a 23% decrease from $640,000 for the same period in 2006.  This decrease in miscellaneous income was primarily due to a decrease in income received from SBIC investments, which is included in miscellaneous non-interest income.  Losses on the sale of securities totaled $367,000 for the three months ended September 30, 2007 as compared to $164,000 for the same period in 2006.  The $367,000 in the loss on the sale of securities for the three months ended September 30, 2007 includes a $236,000 write-down of an asset classified as investment securities available for sale.  Management determined the market value of this investment had decreased significantly and was not a temporary impairment therefore a write-down was appropriate during third quarter 2007.

Total non-interest income was $6.3 million for the nine months ended September 30, 2007, a 5% increase over the $6.0 million for the same period in 2006.  This increase is primarily due to an increase in service charges and fees, brokerage commissions and mortgage banking income.  Service charges were $3.0 million for the nine months ended September 30, 2007 as compared to $2.9 million for the same period in 2006.  Other service charges and fees increased 23% to $1.4 million for the nine months ended September 30, 2007 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to activity related to new branches.  Insurance and brokerage commissions increased $114,000 for the nine months ended September 30, 2007 when compared to same period last year due to an increase in income from the Bank’s investment subsidiary.  Mortgage banking income increased 22% to $435,000 for the nine months ended September 30, 2007 when compared to the same period in 2006 due to an increase in brokered loan activity.  These increases were offset by a decrease in miscellaneous income and an increase in losses on the sale of securities.  Miscellaneous income decreased 4% to $1.5 million for the nine months ended September 30, 2007.  This decrease in miscellaneous income was primarily due to a decrease in income received from SBIC investments, which is included in miscellaneous non-interest income.  Losses on the sale of securities increased $224,000 to $562,000 for the nine months ended September 30, 2007 from $337,000 for the same period in 2006.

 Non-Interest Expense.  Total non-interest expense increased 7% to $6.2 million for the third quarter of 2007 as compared to $5.8 million for the corresponding period in 2006.  Salary and employee benefits totaled $3.2 million for the three months ended September 30, 2007, an increase of 8% from the same period in 2006.  The increase in salary and employee benefits is due to normal salary increases and expense associated with additional staff for new branches.  Occupancy expense increased 15% for the quarter ended September 30, 2007 due to an increase in furniture and equipment expense and lease expense associated with new branches and new sales and lending platform implementations.  Other non-interest expense increased 2% to $1.8 million for the three months ended September 30, 2007 as compared to the same period in 2006.   This increase in other non-interest expense is attributable to an increase of $50,000 in professional fees, an increase of $56,000 in advertising expense and an increase of $26,000 in debit card expense.  These increases in non-interest expense other than salary, benefits and occupancy expenses were partially offset by a $152,000 decrease in amortization of trust preferred securities issuance costs.

Total non-interest expense was $18.4 million for the nine months ended September 30, 2007, an increase of 11% over the same period in 2006.  Salary and employee benefits totaled $9.9 million for the nine months ended September 30, 2007, an increase of 14% over the same period in 2006.  The increase in salary and employee benefits is primarily due to normal salary increases and expenses associated with additional staff for new branches.  Occupancy expense increased 15% for the nine months ended September 30, 2007 due to an increase in furniture and equipment expense and lease expense associated with new branches and new sales and lending platform system implementations. Other non-interest expense increased 2% to $5.0 million for the nine months ended September 30, 2007 as compared to the same period in 2006.  This increase in other non-interest expense is primarily attributable to an increase of $175,000 in professional fees, an increase of $145,000 in advertising expense, an increase of $85,000 in debit card expense and an increase of $55,000 in office supplies expense.  These increases in non-interest expense other than salary, benefits and occupancy expenses were partially offset by a $309,000 decrease in amortization of trust preferred securities issuance costs.  The Company paid a $178,000 prepayment fee in the first quarter of 2006 on the early termination of a $5.0 million Federal Home Loan Bank of Atlanta (“FHLB”) advance.  This fee was included in other non-interest expense.

Income Taxes.  The Company reported income taxes of $1.5 million and $1.3 million for the third quarters of 2007 and 2006, respectively.  This represented an effective tax rate of 36% for the respective periods.

The Company reported income taxes of $4.5 million and $4.1 million for the nine months ended September 30, 2007 and 2006, respectively.  This represented an effective tax rate of 36% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $120.2 million at September 30, 2007 compared to $117.6 million at December 31, 2006.  Average investment securities available for sale for the nine months ended September 30, 2007 amounted to $120.4 million compared to $118.1 million for the year ended December 31, 2006.

Loans.  At September 30, 2007, loans amounted to $689.4 million compared to $651.4 million at December 31, 2006, an increase of $38.0 million.  Average loans represented 83% of total earning assets for the nine months ended September 30, 2007 and the year ended December 31, 2006.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At September 30, 2007 and December 31, 2006, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $6.7 million and $7.6 million, respectively, with related allowance for loan losses of approximately $1.2 million for both periods.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2007 as compared to the year ended December 31, 2006. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at September 30, 2007 amounted to $8.7 million or 1.26% of total loans compared to $8.0 million or 1.27% of total loans at December 31, 2006.

Non-performing Assets.  Non-performing assets totaled $7.3 million at September 30, 2007 or 0.84% of total assets, compared to $8.0 million at December 31, 2006, or 0.97% of total assets.  Non-accrual loans were $6.7 million at September 30, 2007 and $7.6 million at December 31, 2006.  As a percentage of total loans outstanding, non-accrual loans were 0.97% at September 30, 2007 compared to 1.16% at December 31, 2006.  Non-accrual balances at September 30, 2007 and December 31, 2006 include one classified loan relationship that was moved to non-accrual status in fourth quarter 2006.  This relationship totals $3.7 million at September 30, 2007 and has been appropriately reserved in the Bank’s allowance for loan losses.  The Bank had loans 90 days past due and still accruing at September 30, 2007 and December 31, 2006 of $369,000 and $78,000, respectively.  Other real estate owned totaled $261,000 as of September 30, 2007 as compared to $344,000 at December 31, 2006.  The Bank had no repossessed assets as of September 30, 2007 and December 31, 2006.

Total non-performing loans, which include non-accrual loans and loans 90 days past due and still accruing, were $7.1 million and $7.6 million at September 30, 2007 and December 31, 2006, respectively.  The ratio of non-performing loans to total loans was 1.02% at September 30, 2007, as compared to 1.17% at December 31, 2006.

           Deposits.  Total deposits at September 30, 2007 were $675.4 million, an increase of $41.6 million over deposits of $633.8 million at December 31, 2006. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, increased $46.9 million to $486.5 million at September 30, 2007 as compared to $439.6 million at December 31, 2006 due to concerted efforts to attract additional deposits from existing customers and to attract new customers in our existing offices along with deposits gathered in two new offices opened since June 2006.  The Bank has also introduced remote deposit capture for customers in 2007 which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers at the new office in Cornelius, North Carolina.  Certificates of deposit in amounts greater than $100,000 or more totaled $189.0 million at September 30, 2007 as compared to $194.2 million at December 31, 2006.  At September 30, 2007, brokered deposits amounted to $34.2 million as compared to $60.0 million at December 31, 2006.  The decrease in brokered deposits reflects maturing brokered certificates of deposit that were not replaced due to an increase in core deposits.  Brokered deposits outstanding as of September 30, 2007 had a weighted average rate of 5.30% with a weighted average original term of 10 months.

Borrowed Funds. Borrowings from the FHLB totaled $77.0 million at September 30, 2007 compared to $89.3 million at December 31, 2006.  The average balance of FHLB borrowings for the nine months ended September 30, 2007 was $79.4 million compared to $74.1 million for the year ended December 31, 2006.  At September 30, 2007, all FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $72.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB.  The Company had no federal funds purchased as of September 30, 2007 or December 31, 2006.

Securities sold under agreements to repurchase increased $13.9 million to $20.3 million at September 30, 2007 as compared to $6.4 million at December 31, 2006 as concerted efforts to promote cash management services has increased customer usage of securities sold under agreements to repurchase.

Junior Subordinated Debentures (related to Trust Preferred Securities).  In June 2006 the Company formed a second wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.  All of the common securities of PEBK Trust II are owned by the Company.  The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points.  The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay in December 2006 the trust preferred securities issued by PEBK Capital Trust I in December 2001 and for general purposes.  The debentures represent the sole asset of PEBK Trust II.  PEBK Trust II is not included in the consolidated financial statements.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because most of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the nine months ended September 30, 2007 totaled $792.1 million, exceeding average rate sensitive liabilities of $656.7 million by $135.4 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments.    As of September 30, 2007, the Company had cash flow hedges with a notional amount of $150.0 million.  These derivative instruments consist of four interest rate floor contracts that are used to hedge future cash flows from payments on the first $150.0 million of certain variable rate commercial, construction and home equity loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in July 2008, November 2008, January 2009 and June 2009.  If the prime rate falls below 6.25% during the term of the contract on the first floor, the Company will receive payments based on the $35.0 million notional amount times the difference between 6.25% and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is 6.25% or higher.  The Company paid a premium of $161,000 on this contact.  On the second floor if the prime rate falls below 7.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 7.00% and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is 7.00% or higher.  The Company paid a premium of $203,000 on this contract. On the third floor if the prime rate falls below 7.50% during the term of the contract, the Company will receive payments based on the $45.0 million notional amount times the difference between 7.50% and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is 7.50% or higher.  The Company paid a premium of $562,500 on this contract.  On the fourth floor now that the prime rate has fallen below 8.00% during the term of the contract, the Company will receive payments based on the $35.0 million notional amount times the difference between 8.00% and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is 8.00% or higher.  The Company paid a premium of $399,000 on this contract.

The Bank also utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2007, the Bank had $71.0 million in loans with interest rate floors; however, none of the floors were in effect pursuant to the terms of the promissory notes on these loans.

The Bank also had $6.6 million in loans that are tied to the prime rate and had interest rate caps in effect pursuant to the terms of the promissory notes on these loans.  The weighted average rate on these loans is 0.52% lower than the indexed rate on the promissory notes without the interest rate caps.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2007 such unfunded commitments to extend credit were $174.1 million, while commitments in the form of standby letters of credit totaled $3.2 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000.  The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2007, the Company’s core deposits totaled $486.5 million, or 72% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances.  The Bank is also able to borrow from the Federal Reserve on a short-term basis.

At September 30, 2007, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $34.2 million, which mature over the next ten months.  The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $77.0 million at September 30, 2007.  The remaining availability at FHLB was $66.5 million at September 30, 2007.  The Bank also had the ability to borrow up to $35.0 million for the purchase of overnight federal funds from three correspondent financial institutions as of September 30, 2007.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 30.30% at September 30, 2007 and 31.15% at December 31, 2006.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2007 and December 31, 2006 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	September 30, 2007	December 31, 2006

Contractual Cash Obligations
Long-term borrowings	$77,000	69,500
Junior subordinated debentures	20,619	20,619
Operating lease obligations	5,152	8,009

Total	$102,771	98,128

Other Commitments
Commitments to extend credit	$174,139	151,697
Standby letters of credit and financial guarantees written	3,224	4,574

Total	$177,363	156,271

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

Capital Resources.  Shareholders’ equity at September 30, 2007 was $68.3 million compared to $62.8 million at December 31, 2006.  At September 30, 2007 and December 31, 2006, unrealized gains (losses), net of taxes, amounted to an unrealized gain of $389,000 and an unrealized loss of $771,000, respectively.  The increase in unrealized gains (losses) at September 30, 2007 is primarily attributable to an increase in the market value of available for sale securities and derivative instruments.  Management expects that accumulated comprehensive income (loss) will continue to fluctuate due to changes in the market value of available for sale investments securities and derivative instruments caused by changes in market interest rates.  Annualized return on average equity for the nine months ended September 30, 2007 was 15.41% compared to 14.68% for the year ended December 31, 2006.  Total cash dividends paid during the nine months ended September 30, 2007 amounted to $1.7 million as compared to total cash dividends of $1.2 million paid for the first nine months of 2006.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $2.0 million in common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of November 2007.  The Company has repurchased $1.9 million, or 100,000 shares, of its common stock under this plan as of September 30, 2007.

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 75,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of August 2008.  The Company has repurchased $337,000, or 19,000 shares, of its common stock under this plan as of September 30, 2007.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2007 and December 31, 2006 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 11.54% and 11.70% at September 30, 2007 and December 31, 2006, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 12.68% and 12.86% at September 30, 2007 and December 31, 2006, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.52% and 10.80% at September 30, 2007 and December 31, 2006, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.20% and 10.21% at September 30, 2007 and December 31, 2006, respectively.  The total risk-based capital ratio for the Bank was 11.34% and 11.37% at September 30, 2007 and December 31, 2006, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.29% and 9.41% at September 30, 2007 and December 31, 2006, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2007 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2007	45,000	$18.89	45,000	$61,650	(1)

August 1 - 31, 2007	940	17.81	-	-

September 1 - 30, 2007	19,000	17.73	19,000	56,000	(2)

Total	64,940	$18.54	64,000

(1) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan through the end of November 30, 2007 as authorized by the Company's Board of Directors in November 2006.

(2) Reflects number of shares that may yet be purchased under the Stock Repurchase Plan through the end of August 31, 2008 as authorized by the Company's Board of Directors in August 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the quarter ended September 30, 2007.

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

Peoples Bancorp of North Carolina, Inc.

November 7, 2007	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2007	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)