Form 10-K
period 2007-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2008-03-12
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $89,182,566 based on the closing price of such common stock on June 30, 2007, which was $19.80 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,599,234 shares of common stock, outstanding at February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2007 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2008 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 1, 2008 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

		Notice of 2008
		Annual Meeting,
	2007 Form	Proxy Statement
	10-K	and Annual Report
	Page	Page
PART I
Item 1 - Business	3 - 9	N/A
Item 1A - Risk Factors	10 - 12	N/A
Item 1B - Unresolved Staff Comments	12	N/A
Item 2 - Properties	12 - 13	N/A
Item 3 - Legal Proceedings	13	N/A
Item 4 - Submission of Matters to a Vote of Security Holders	13	N/A

PART II
Item 5 - Market for the Common Equity, Related Shareholder Matters and
Issuer Purchases of Equity Securities	14	A-25
Item 6 - Selected Financial Data	15	A-3
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	15	A-4 - A-25
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	15	A-23
Item 8 - Financial Statements and Supplementary Data	15	A-27 - A-56
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	15	N/A
Item 9A - Controls and Procedures	15	N/A
Item 9B - Other Information	15	N/A

PART III
Item 10 - Directors and Executive Officers of the Registrant	16	A-57
Item 11 - Executive Compensation	16	11 - 31
Item 12 - Security Ownership of Certain Beneficial Owners and Management	16	4 - 7
Item 13 - Certain Relationships and Related Transactions	16	32
Item 14 - Principal Accountant Fees and Services	16	35

PART IV
Item 15 - Exhibits and Financial Statement Schedules	17 - 19	N/A

Signatures	20	N/A

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 19 banking offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe and Cornelius, North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  In January 2008, the Bank opened a traditional banking office in Iredell County, in Mooresville, North Carolina and a Banco de la Gente office in Wake County, in Raleigh, North Carolina.  At December 31, 2007, the Company had total assets of $907.3 million, net loans of $713.2 million, deposits of $693.7 million, total securities of $127.4 million, and shareholders’ equity of $70.1 million.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans.  Real estate loans are predominately variable rate commercial property loans, which include residential development loans to commercial customers.  Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio.  The majority of the Bank's deposit and loan customers are individuals and small to medium-sized businesses located in the Bank's market area.  The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank’s Banco de le Gente offices.  Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-25 of the Annual Report, which is included in this Form 10-K as Exhibit 13.

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the "Commissioner").

At December 31, 2007, the Bank employed 264 full-time equivalent employees.

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

In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.  All of the common securities of PEBK Trust II are owned by the Company.  The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three month LIBOR plus 163 basis points.  The proceeds received by the Company from the sale of the junior subordinated debentures were used in December 2006 to repay the trust preferred securities issued by PEBK Trust in December 2001 and for general purposes.  The debentures represent the sole asset of PEBK Trust II.  PEBK Trust II is not included in the consolidated financial statements.

The trust preferred securities issued by PEBK Trust II accrue and pay quarterly at a floating rate of three-month LIBOR plus 163 basis points.  The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent PEBK Trust II does not have funds with which to make the distributions and other payments.  The net combined effect of the trust preferred securities transaction is that the Company is obligated to make the distributions and other payments required on the trust preferred securities.

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

Market Area

The Bank's primary market consists of the communities in an approximately 25-mile radius around its headquarters office in Newton, North Carolina.  This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County.  The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.  The Bank has two offices in Mecklenburg County, one office in Union County and one office in Wake County specifically designed to serve the growing Latino market.

Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, technology, services and utilities.  Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning (manufacturer of fiber optic cable and accessories), Merchant Distributors, Inc (wholesale food distributor), Hickory Springs (manufacturer of foam rubber cushions), Catawba Valley Medical Center, Catawba County, Sherrill Furniture Company, CV Industries (furniture manufacturer) and McCreary Modern (furniture manufacturer).

Competition

The Bank has operated in the Catawba Valley region for more than 90 years and is the only financial institution headquartered in Newton.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  Two national money center commercial banks are headquartered in Charlotte, North Carolina.  Based upon June 30, 2007 comparative data, the Bank had 33.34% of the deposits in Catawba County, placing it second in deposit size among a total of 13 banks with branch offices in Catawba County; 10.48% of the deposits in Lincoln County, placing it sixth in deposit size among a total of eight banks with branch offices in Lincoln County and 13.04% of the deposits in Alexander County, placing it fifth in deposit size among a total of seven banks with branch offices in Alexander County.

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

Capital Requirements for the Bank.  The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock.  As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC.  Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.  The Bank exceeded all applicable capital requirements as of December 31, 2007.

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

Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC recently amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Bank was assessed at an average rate of 5.62 basis points in 2007.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, in contrast to the statutorily fixed ratio of 1.25% under the old system. The ratio, which is viewed by the FDIC as the level that the funds should achieve, was established by the agency at 1.25% for 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits. The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset future assessments until exhausted.

Federal Home Loan Bank System.  The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2007, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of  “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received an “outstanding” rating in its last CRA examination, which was conducted during March 2007.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002  is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.  Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others are still being implemented.

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

The Company qualified as an accelerated filer in accordance with Rule 12b-2 of the Securities Exchange Act of 1934, effective December 31, 2006.  Therefore, the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).  The Company incurred additional consulting and audit expenses in becoming compliant with SOX 404, and will continue to incur additional audit expenses to comply with SOX 404 going forward.  Management does not expect expenses related to SOX 404 to have a material impact on the Company’s financial statements

Other.  Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators.  Additional regulations also establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

Loss of key personnel could adversely impact results
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 14 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented within “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report which is included in this Form 10-K as Exhibit 13.

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

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

●	actual or acticipated fluctuation in our operating results;
●	changes in interest rates;
●	changes in the legal or regulatory environment in which we operate;
●	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
●	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
●	future sales of our common stock;
●	changes in economic conditions in our market, general conditions in the U.S. economy, financial markets or the banking industry; and
●	other developments affecting our competitors or us.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.             PROPERTIES

At December 31, 2007, the Bank conducted its business from the headquarters office in Newton, North Carolina, its Banco de la Gente administrative office and its 19 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe and Cornelius North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  The following table sets forth certain information regarding the Bank's properties at December 31, 2007.

Owned

Corporate Office
518 West C Street
Newton, North Carolina  28658

420 West A Street
Newton, North Carolina 28658

2619 North Main Avenue
Newton, North Carolina  28658

213 1st Street, West
Conover, North Carolina  28613

3261 East Main Street
Claremont, North Carolina  28610

6125 Highway 16 South
Denver, North Carolina  28037

5153 N.C. Highway 90E
Hiddenite, North Carolina  28636

200 Island Ford Road
Maiden, North Carolina  28650

3310 Springs Road NE
Hickory, North Carolina  28601

142 South Highway 16
Denver, North Carolina  28037

106 North Main Street
Catawba, North Carolina 28609

2050 Catawba Valley Boulevard
Hickory, North Carolina  28601

800 E. Arrowood Road
Charlotte, NC  28217

1074 River Highway
Mooresville, NC, 28117
(Opened January 2008)

Leased

1333 2nd Street NE
Hickory, North Carolina  28601

1910 East Main Street
Lincolnton, North Carolina  28092

760 Highway 27 West
Lincolnton, North Carolina 28092

102 Leonard Avenue
Newton, North Carolina 28658

6300 South Boulevard
Suite 100
Charlotte, North Carolina 28217

4451 Central Avenue
Suite A
Charlotte, North Carolina  28205

3752/3754 Highway 16 North
Denver, North Carolina  28037

501 West Roosevelt Boulevard
Monroe, NC  28110

9624-I Bailey Road
Cornelius, North Carolina  28031

4011 Capital Boulevard
Raleigh, NC  27604
(Opened January 2008)

ITEM 3.              LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth under the section captioned "Market for the Company’s Common Equity and Related Shareholder Matters" on page A-25 of the Annual Report.  The Annual Report is included in this Form 10-K as Exhibit (13).  See "Item 1.  BUSINESS--Supervision and Regulation" above for regulatory restrictions which limit the ability of the Company to pay dividends.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares tht May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2007	-	$ -	-	$2,000,000	(1)

February 1 - 28, 2007	-	-	-	$2,000,000	(1)

March 1 - 31, 2007	-	-	-	$2,000,000	(1)

April 1 - 30, 2007	2,070	19.51	-	$2,000,000	(1)

May 1 - 31, 2007	30,824	19.41	30,000	$1,418,000	(1)

June 1 - 30, 2007	25,000	20.25	25,000	$911,750	(1)

July 1 - 31, 2007	45,000	18.89	45,000	$61,650	(1)

August 1 - 31, 2007	940	17.81	-	-

September 1 - 30, 2007	19,000	17.73	19,000	56,000	(2)

October 1 - 31, 2007	1,440	16.79	-	-

November 1 - 30, 2007	31,857	17.01	31,497	24,503	(2)

December 1 - 31, 2007	-	-	-	-

Total	156,131	$ 18.67	150,497

(1) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan through the end of November 30, 2007 as authorized by the Company's Board of Directors in November 2006.

(2) Reflects number of shares that may yet be purchased under the Stock Repurchase Plan through the end of August 31, 2008 as authorized by the Company's Board of Directors in August 2007.

The information required by Item 201(e), the Performance Graph, is set forth in the section captioned “Stock Performance Graph” on page A-26 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

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

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-23 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data set forth on pages A-27 through A-56 of the Annual Report are included in this Form 10-K as Exhibit (13).

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

There have been no significant changes in internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Please see “Management’s Report on Internal Controls Over Financial Reporting” on page A-28 of the Annual Report included in this Form 10-K as Exhibit (13).

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

The Company has adopted a Code of Ethics that applies to the Company’s employees, including the principal executive officer and principal financial officer.  The Company has also adopted a written charter for the Audit Committee, which is reviewed annually, and amended as needed, by the Committee.  The Company will provide to any person, without charge, upon request, a copy of these documents.  To request a copy, a written request should be submitted to the Company’s corporate headquarters, addressed to the attention of A. Joseph Lampron, Chief Financial Officer.  These documents are also available on the Bank’s website (www.peoplesbanknc.com) under “Investor Relations.”

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned “Proposal 4 - Ratification of Selection of Independent Auditor” contained in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)	Reports of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets as of December 31, 2007 and 2006

(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005

(d)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

(e)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

                              All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the
Securities and Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (3)(ii) to the Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on
September 2, 1999

Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe
incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman,
Jr. incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable, Sr.
incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and
Long Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on
March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc.
Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(e)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 15, 2007

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron, incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by refernence to Exhibit (10)(h) to the Form 10-K filed with the Securities and
Exchange Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and
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
November 30, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June 28, 2006 incorporated by reference to Exhibit (10)(l) to the
Form 10-Q filed with the Securities and Exchange Commission on
November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of
North Carolina, Inc. and LaSalle Bank National Association, as Trustee,
relating to Junior Subordinated Debt Securities Due September 15, 2036
incorporated by reference to Exhibit (10)(m) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2007 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North
Carolina, Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Porter Keadle Moore, LLP

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony W. Wolfe	President and Chief Executive Officer	March 12, 2008
Tony W. Wolfe	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 12, 2008
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 12, 2008
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 12, 2008
Douglas S. Howard

/s/ A. Joseph Lampron	Executive Vice President and Chief	March 12, 2008
A. Joseph Lampron	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 12, 2008
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 12, 2008
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 12, 2008
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 12, 2008
Larry E. Robinson

/s/ William Gregory Terry	Director	March 12, 2008
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 12, 2008
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 12, 2008
Benjamin I. Zachary