Form 10-Q
period 2008-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2008-05-08
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,603,683 shares of common stock, outstanding at April 30, 2008.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2008 (Unaudited) and
	December 31, 2007	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2008 and 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2008 and 2007 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23-25
Signatures		26
Certifications		27-29

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,”  “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2007

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
Assets	2008	2007
	(Unaudited)

Cash and due from banks	$24,373,479	26,108,437
Interest bearing deposits	1,484,005	1,539,190
Federal funds sold	2,228,000	2,152,000
Cash and cash equivalents	28,085,484	29,799,627

Investment securities available for sale	120,149,516	120,968,358
Other investments	6,254,847	6,433,947
Total securities	126,404,363	127,402,305

Loans	727,224,725	722,276,948
Less allowance for loan losses	(9,369,730)	(9,103,058)
Net loans	717,854,995	713,173,890

Premises and equipment, net	18,503,155	18,234,393
Cash surrender value of life insurance	6,837,154	6,776,379
Accrued interest receivable and other assets	13,445,333	11,875,202
Total assets	$911,130,484	907,261,796

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$115,107,603	112,071,090
NOW, MMDA & savings	202,040,157	196,959,895
Time, $100,000 or more	212,474,001	203,499,504
Other time	175,204,132	181,108,214
Total deposits	704,825,893	693,638,703

Demand notes payable to U.S. Treasury	542,457	1,600,000
Securities sold under agreement to repurchase	24,575,282	27,583,263
FHLB borrowings	80,000,000	87,500,000
Junior subordinated debentures	20,619,000	20,619,000
Accrued interest payable and other liabilities	7,294,236	6,219,248
Total liabilities	837,856,868	837,160,214

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 5,603,683 shares in 2008
and 5,624,234 shares in 2007	48,343,707	48,651,895
Retained earnings	20,657,502	19,741,876
Accumulated other comprehensive income (loss)	4,272,407	1,707,811
Total shareholders' equity	73,273,616	70,101,582

Total liabilities and shareholders' equity	$911,130,484	907,261,796

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three months ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$13,044,464	13,600,189
Interest on federal funds sold	18,179	125,495
Interest on investment securities:
U.S. Government agencies	1,134,089	1,130,079
States and political subdivisions	226,544	219,494
Other	129,423	124,969
Total interest income	14,552,699	15,200,226

Interest expense:
NOW, MMDA & savings deposits	924,392	912,443
Time deposits	4,274,471	4,286,403
FHLB borrowings	946,661	923,490
Junior subordinated debentures	326,747	360,199
Other	207,632	124,278
Total interest expense	6,679,903	6,606,813

Net interest income	7,872,796	8,593,413

Provision for loans losses	391,000	323,000

Net interest income after provision for loan losses	7,481,796	8,270,413

Non-interest income:
Service charges	1,146,843	912,568
Other service charges and fees	628,778	487,547
Mortgage banking income	179,057	111,841
Insurance and brokerage commissions	106,741	100,657
Miscellaneous	545,101	509,271
Total non-interest income	2,606,520	2,121,884

Non-interest expense:
Salaries and employee benefits	3,714,535	3,373,166
Occupancy	1,242,474	1,104,239
Other	1,973,356	1,543,641
Total non-interest expense	6,930,365	6,021,046

Earnings before income taxes	3,157,951	4,371,251

Income taxes	1,103,500	1,584,126

Net earnings	$2,054,451	2,787,125

Basic earnings per share	$0.37	0.49
Diluted earnings per share	$0.36	0.48
Cash dividends declared per share	$0.12	0.08

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Net earnings	$2,054,451	2,787,125

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	1,811,688	(108,395)
Unrealized holding gains on derivative
financial instruments qualifying as cash flow
hedges	2,347,160	123,011

Total other comprehensive income,
before income taxes	4,158,848	14,616

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	705,653	(42,220)
Unrealized holding gains on derivative
financial instruments qualifying as cash flow
hedges	888,599	8,569

Total income tax expense (benefit) related to
other comprehensive income	1,594,252	(33,651)

Total other comprehensive income,
net of tax	2,564,596	48,267

Total comprehensive income	$4,619,047	2,835,392

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,054,451	2,787,125
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	418,186	367,159
Provision for loan losses	391,000	323,000
Loss on sale of premises and equipment	471	-
Amortization of deferred gain on sale of premises	-	(5,224)
Loss (gain) on sale of repossessed assets	(19,523)	62,178
Stock compensation expense	4,576	1,209
Split-dollar life insurance expense	16,849	-
Change in:
Cash surrender value of life insurance	(60,775)	(56,800)
Other assets	(935,520)	(14,228)
Other liabilities	591,222	822,647

Net cash provided by operating activities	2,460,937	4,287,066

Cash flows from investing activities:
Purchases of investment securities available for sale	(722,029)	(2,655,477)
Proceeds from calls and maturities of investment securities available for sale	3,375,897	1,410,681
Purchases of other investments	(1,287,900)	(864,400)
Proceeds from sale of other investments	1,467,000	1,404,000
Net change in loans	(5,241,420)	6,259,122
Purchases of premises and equipment	(712,301)	(1,444,596)
Proceeds from sale of premises and equipment	1,545	-
Proceeds from sale of repossessed assets	307,134	266,703

Net cash used by investing activities	(2,812,074)	4,376,033

Cash flows from financing activities:
Net change in deposits	11,187,190	25,359,165
Net change in demand notes payable to U.S. Treasury	(1,057,543)	(746,585)
Net change in securities sold under agreement to repurchase	(3,007,981)	2,819,686
Proceeds from FHLB borrowings	33,400,000	34,400,000
Repayments of FHLB borrowings	(40,900,000)	(46,700,000)
Proceeds from exercise of stock options	37,236	70,455
Common stock repurchased	(350,000)	-
Cash dividends paid	(671,908)	(460,101)

Net cash provided by financing activities	(1,363,006)	14,742,620

Net change in cash and cash equivalent	(1,714,143)	23,405,719

Cash and cash equivalents at beginning of period	29,799,627	21,500,318

Cash and cash equivalents at end of period	$28,085,484	44,906,037

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three months ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,782,594	6,424,846
Income taxes	$85,000	-

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net of tax	$1,106,035	66,175
Change in unrealized gain (loss) on derivative financial
instruments, net of tax	$1,458,561	(114,442)
Transfer of loans to other real estate and repossessions	$169,315	123,702
Reclassification of an investment from other assets
to securities available for sale	$-	499,995
EITF 06-4 retained earnings reduction	$466,917	-

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the notes to consolidated financial statements in the Company’s 2007 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2008 Annual Meeting of Shareholders.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) ratified the conclusions reached by the Emerging Issues Task Force (EITF) on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue will require companies to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years.  EITF 06-4 was effective for the Company as of January 1, 2008.  During first quarter 2008, the Company made a $467,000 reduction to retained earnings for the cumulative effect of EITF 06-4 as of January 1, 2008 pursuant to the guidance of this pronouncement to record the portion of this benefit earned by participants prior to adoption of this pronouncement.  The Company recognized $17,000 in expense associated with EITF 06-4 for the quarter ended March 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 was effective for the Company as of January 1, 2008.  This standard had no effect on the Company's financial position or results of operations.

SFAS 157 establishes a  three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The Company’s fair value measurements for items measured at fair value at March 31, 2008 included:

	Fair Value Measurements March 31, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$120,149,516	1,497,137	118,402,379	250,000
Market value of derivatives (in other assets)	$4,188,189	-	4,188,189	-

Fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available.  If quoted prices are not available, fair value is determined using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Fair values of derivative instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2008:

Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250,000
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$250,000

Change in unrealized gain/(loss) for assets still held in Level 3	$0

In accordance with the provisions of SFAS 114, the Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At March 31, 2008, the Company had specific reserves of $1.2 million in the allowance for loan losses on loans totaling $10.0 million.  The Company’s March 31, 2008 fair value measurement for impaired loans is presented below:

	Fair Value Measurements March 31, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the three months ended March 31, 2008
Impaired loans	$8,851,551	-	-	8,851,551	-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value.  SFAS 159 was effective for the Company as of January 1, 2008.  The Company did not choose this option for any asset or liability, and therefore SFAS 159 did not have any effect on the Company's financial position, results of operations or disclosures.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161).  SFAS 161 is an amendment to SFAS No. 133, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 is effective for the Company as of January 1, 2009.  This standard is not expected to have a material effect on the Company's financial position or results of operations, and will likely result in additional disclosures related to the Company’s derivatives.

(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	2008	2007

Balance, beginning of period	$9,103,058	8,303,432
Provision for loan losses	391,000	323,000
Less:
Charge-offs	(191,440)	(131,138)
Recoveries	67,112	124,780
Net charge-offs	(124,328)	(6,358)

Balance, end of period	$9,369,730	8,620,074

(3)	Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2008 and March 31, 2007 is as follows:

For the three months ended March 31, 2008
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,054,451	5,609,525	$0.37
Effect of dilutive securities:
Stock options	-	76,280
Diluted earnings per share	$2,054,451	5,685,805	$0.36

For the three months ended March 31, 2007
	Net Earnings	Common Share	Per Share Amount

Basic earnings per share	$2,787,125	5,748,087	$0.49
Effect of dilutive securities:
Stock options	-	118,926
Diluted earnings per share	$2,787,125	5,867,013	$0.48

(4)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  A total of 636,637 shares are currently reserved for possible issuance under this Plan.   All rights must be granted or awarded within ten years from the May 13, 1999 effective date of the Plan.

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vest over a five-year period.  Options granted subsequent to 1999 vest over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three months ended March 31, 2008 and 2007.

The Company granted 3,000 shares of restricted stock in 2007 at a fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock during the three months ended March 31, 2008 at a fair value of $12.80 per share. As of March 31, 2008, there was $65,000 of total unrecognized compensation cost related to restricted stock grants, which is expected to be recognized over a period of three years.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s consolidated financial statements and notes thereto on pages A-27  through A-56 of the Company’s 2007 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2008 Annual Meeting of Shareholders.

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc. Peoples Bancorp is the parent company of Peoples Bank (the “Bank”) and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Union and Wake counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Bank opened a new office in Mecklenburg County, in Cornelius, North Carolina in June 2007and a new office in Iredell County, in Mooresville, North Carolina in January 2008.  Also in January 2008, the Bank opened a new Banco de la Gente office in Wake County, in Raleigh, North Carolina in a continuing effort to serve the Latino community.  While there are no additional traditional offices planned in 2008, management will consider opening at least one new traditional office in Mecklenburg or Iredell counties in the next two to three years and additional Banco de la Gente offices in metropolitan areas in North Carolina.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2008 Annual Meeting of Shareholders.  The following is a summary of the more subjective and complex accounting policies of the Company.

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

In September 2006, the FASB ratified the conclusions reached by the Emerging Issues Task Force (EITF) on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue will require companies to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years.  EITF 06-4 was effective for the Company as of January 1, 2008.  During first quarter 2008, the Company made a $467,000 reduction to retained earnings for the cumulative effect of EITF 06-4 as of January 1, 2008 pursuant to the guidance of this pronouncement to record the portion of this benefit earned by participants prior to adoption of this pronouncement.  The recognized $17,000 in expense associated with EITF 06-4 for the quarter ended March 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 was effective for the Company as of January 1, 2008.  This standard had no effect on the Company's financial position or results of operations.

SFAS 157 establishes a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company’s fair value measurements for items measured at fair value at March 31, 2008 included:

	Fair Value Measurements March 31, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$120,149,516	1,497,137	118,402,379	250,000
Market value of derivatives (in other assets)	$4,188,189	-	4,188,189	-

Fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available.  If quoted prices are not available, fair value is determined using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Fair values of derivative instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2008:

Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250,000
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$250,000

Change in unrealized gain/(loss) for assets still held in Level 3	$0

In accordance with the provisions of SFAS 114, the Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At March 31, 2008, the Company had specific reserves of $1.2 million in the allowance for loan losses on loans totaling $10.0 million.  The Company’s March 31, 2008 fair value measurement for impaired loans is presented below:

	Fair Value Measurements March 31, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/ (Losses) for the three months ended March 31, 2008
Impaired loans	$8,851,551	-	-	8,851,551	-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value.  SFAS 159 was effective for the Company as of January 1, 2008.  The Company did not choose this option for any asset or liability, and therefore SFAS 159 did not have any effect on the Company's financial position, results of operations or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161).  SFAS 161 is an amendment to SFAS No. 133, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 is effective for the Company as of January 1, 2009.  This standard is not expected to have a material effect on the Company's financial position or results of operations, and will likely result in additional disclosures related to the Company’s derivatives.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Results of Operations
Summary.  Net earnings for the first quarter of 2008 were $2.1 million, or $0.37 basic net earnings per share and $0.36 diluted net earnings per share as compared to $2.8 million, or $0.49 basic net earnings per share and $0.48 diluted net earnings per share for the same period one year ago.  The decrease in net earnings is attributable to a decrease in net interest income, an increase in provision for loan losses and an in increase in non-interest expense, which were partially offset by an increase in non-interest income.

The annualized return on average assets was 0.92% for the three months ended March 31, 2008 compared to 1.37% for the same period in 2007, and annualized return on average shareholders' equity was 11.26% for the three months ended March 31, 2008 compared to 17.31% for the same period in 2007.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $7.9 million for the three months ended March 31, 2008, a decrease of 8% from the $8.6 million earned in the same period in 2007. This decrease is primarily attributable to a 300 basis point reduction in the Bank’s prime commercial lending rate from March 31, 2007 to March 31, 2008.

Interest income decreased $648,000 or 4% for the three months ended March 31, 2008 compared with the same period in 2007.  The decrease was due to a 300 basis point reduction in the Bank’s prime commercial lending rate, which was partially offset by an increase in the average outstanding balance of loans and income from interest rate floor contracts.  The average yield on earning assets for the quarters ended March 31, 2008 and 2007 was 6.99% and 8.00%, respectively.  During the quarter ended March 31, 2008, average loans increased $77.5 million to $720.6 million from $643.1 million for the three months ended March 31, 2007.  During the quarter ended March 31, 2008, average investment securities available-for-sale decreased $1.5 million to $118.3 million from $119.8 million for the three months ended March 31, 2007.

Interest expense increased $73,000 or 1% for the three months ended March 31, 2008 compared with the same period in 2007.  The average rate paid on interest-bearing checking and savings accounts was 1.91% for the three months ended March 31, 2008 as compared to 2.09% for the same period of 2007.  The average rate paid on certificates of deposits was 4.42% for the three months ended March 31, 2008 compared to 4.78% for the same period one year ago.

Provision for Loan Losses.  For the three months ended March 31, 2008, a contribution of $391,000 was made to the provision for loan losses compared to $323,000 for the same period one year ago.  The increase in provision for loan losses is primarily attributable to an increase in net charge-offs of $118,000.

Non-Interest Income.  Total non-interest income was $2.6 million in the first quarter of 2008 as compared to $2.1 million for the same period of 2007.  Increases in components of non-interest income for the three months ended March 31, 2008 compared to the same period last year were primarily attributable to increases in service charges and fees, mortgage banking income and miscellaneous income. Service charges were $1.1 million and $913,000 for the three months ended March 31, 2008 and 2007, respectively.  Other service charges and fees increased 29% to $629,000 for the three-month period ended March 31, 2008 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Mortgage banking income increased $67,000 during the three months ended March 31, 2008 as compared to the corresponding period in 2007 as a result of increased brokered loan activity.  Insurance and brokerage commissions increased 6% for the three months ended March 31, 2008 when compared to same period last year.  Miscellaneous income was $545,000 for the three months ended March 31, 2008, a 7% increase from $509,000 for the same period in 2007.  This increase in miscellaneous income is primarily due to an increase in debit card fee income associated with increased card usage due to an increase in the number of demand accounts.

 Non-Interest Expense.  Total non-interest expense increased 15% to $6.9 million for the first quarter of 2008 as compared to $6.0 million for the corresponding period in 2007.  Salary and employee benefits totaled $3.7 million for the three months ended March 31, 2008, an increase of 10% from the same period in 2007.  The increase in salary and employee benefits is due to normal salary increases and expense associated with additional staff for new branches.  Occupancy expense increased 13% for the quarter ended March 31, 2008 due to an increase in furniture and equipment expense and lease expense associated with new offices.  Other non-interest expense increased 28% to $2.0 million for the three months ended March 31, 2008 as compared to the same period in 2007.   This increase in other non-interest expense is attributable to an increase of $97,000 in advertising expense, an increase of $109,000 in FDIC insurance expense and an increase of $70,000 in deposit program expense.

Income Taxes.  The Company reported income taxes of $1.1 million and $1.6 million for the first quarters of 2008 and 2007, respectively.  This represented effective tax rates of 35% and 36% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $120.1 million at March 31, 2008 compared to $121.0 million at December 31, 2007.  Average investment securities available for sale for the three months ended March 31, 2008 amounted to $118.3 million compared to $120.3 million for the year ended December 31, 2007.

Loans.  At March 31, 2008, loans amounted to $727.2 million compared to $722.3 million at December 31, 2007, an increase of $4.9 million.  Average loans represented 85% and 83% of total earning assets for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of nine risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Bank’s Board of Directors reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates all loan relationships greater than $1.0 million.  The third party’s evaluation and report is shared with management and the Bank’s Board of Directors.

Management considers certain commercial loans with weak credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk.

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in estimating the allowance for loan losses.

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At March 31, 2008 and December 31, 2007, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $10.0 million and $8.0 million, respectively, with related allowance for loan losses of approximately $1.2 million at March 31, 2008 and December 31, 2007.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2008 as compared to the year ended December 31, 2007. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at March 31, 2008 amounted to $9.4 million or 1.29% of total loans compared to $9.1 million or 1.26% of total loans at December 31, 2007.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2008 and December 31, 2007.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	03/31/2008	12/31/2007
Risk 1 (Excellent Quality)	10.59%	11.06%
Risk 2 (High Quality)	13.87%	14.06%
Risk 3 (Good Quality)	63.49%	62.53%
Risk 4 (Management Attention)	8.75%	9.51%
Risk 5 (Watch)	1.57%	1.57%
Risk 6 (Substandard)	0.13%	0.13%
Risk 7 (Low Substandard)	0.03%	0.03%
Risk 8 (Doubtful)	0.00%	0.00%
Risk 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At March 31, 2008 there were two relationships exceeding $1.0 million (which totaled $7.1 million) in the Watch risk grade, no relationships exceeding $1.0 million in the Substandard risk grade and no relationships exceeding $1.0 million in the Low Substandard risk grade. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

Non-performing Assets.  Non-performing assets totaled $12.1 million at March 31, 2008 or 1.33% of total assets, compared to $8.5 million at December 31, 2007, or 0.93% of total assets.  Non-accrual loans were $11.4 million at March 31, 2008 and $8.0 million at December 31, 2007.  As a percentage of total loans outstanding, non-accrual loans were 1.57% at March 31, 2008 compared to 1.11% at December 31, 2007.  The increase in non-accrual loans is primarily due to one relationship of $1.8 million with local residential builder and rental property loan of approximately $854,000.  The Bank had loans 90 days past due and still accruing at March 31, 2008 of $347,000.  At December 31, 2007, the Bank had no loans 90 days past due and still accruing.  Other real estate owned totaled $365,000 as of March 31, 2008 as compared to $483,000 at December 31, 2007.  The Bank had no repossessed assets as of March 31, 2008 and December 31, 2007.

Total non-performing loans, which include non-accrual loans and loans 90 days past due and still accruing, were $11.8 million and $8.0 million at March 31, 2008 and December 31, 2007, respectively.  The ratio of non-performing loans to total loans was 1.62% at March 31, 2008, as compared to 1.11% at December 31, 2007.

           Deposits.  Total deposits at March 31, 2008 were $704.8 million, an increase of $11.2 million over deposits of $693.6 million at December 31, 2007. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and certificates of deposits of denominations less than $100,000, increased $2.3 million to $492.4 million at March 31, 2008 as compared to $490.1 million at December 31, 2007.  The Bank introduced remote deposit capture for customers in 2007 which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers.  Certificates of deposit in amounts greater than $100,000 or more totaled $212.5 million at March 31, 2008 as compared to $203.5 million at December 31, 2007.  At March 31, 2008, brokered deposits amounted to $47.0 million as compared to $53.9 million at December 31, 2007.  The decrease in brokered deposits reflects maturing brokered certificates of deposit that were not replaced due to an increase in retail deposits.  Brokered deposits outstanding as of March 31, 2008 had a weighted average rate of 4.41% with a weighted average original term of 7 months.

Borrowed Funds. Borrowings from the FHLB totaled $80.0 million at March 31, 2008 compared to $87.5 million at December 31, 2007.  The average balance of FHLB borrowings for the three months ended March 31, 2008 was $81.6 million compared to $80.1 million for the year ended December 31, 2007.  At March 31, 2008, $77.0 million of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $72.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB.  The Company had no federal funds purchased as of March 31, 2008 or December 31, 2007.

Securities sold under agreements to repurchase decreased $3.0 million to $24.6 million at March 31, 2008 as compared to $27.6 million at December 31, 2007.

Junior Subordinated Debentures (related to Trust Preferred Securities).  In June 2006 the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.  All of the common securities of PEBK Trust II are owned by the Company.  The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points.  The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay in December 2006 the trust preferred securities issued by PEBK Capital Trust I in December 2001 and for general purposes.  The debentures represent the sole asset of PEBK Trust II.  PEBK Trust II is not included in the consolidated financial statements.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the three months ended March 31, 2008 totaled $849.8 million, exceeding average rate sensitive liabilities of $714.1 million by $135.7 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments.  As of March 31, 2008, the Company had cash flow hedges with a notional amount of $185.0 million.  These derivative instruments consist of five interest rate floor contracts that are used to hedge future cash flows from payments on the first $185.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment during the terms of the interest rate floor contracts.  If the prime rate falls below the contract rate during the term of the contract, the Company will receive payments based on notional amount times the difference between the contract rate and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is equal to or higher than the contract rate.  The Company recognized $406,000 in interest income, net of premium amortization, from interest rate floor contracts during the first three months of 2008.  Based on the current interest rate environment, it is expected the Company will continue to receive income on these interest rate contracts throughout 2008.  The following tables present additional information on the Company’s derivative financial instruments.

DERIVATIVE INSTRUMENTS AS OF MARCH 31, 2008
(Dollars in Thousands)

Type of Derivative	Notional Amount	Contract Rate	Premium	Year-to-date Income (Net of Premium Amortization)
Interest rate floor contact	$35,000	6.25%	$161	$23
Interest rate floor contact	35,000	7.00%	203	45
Interest rate floor contact	45,000	7.50%	562	115
Interest rate floor contact	35,000	8.00%	399	144
Interest rate floor contact	35,000	7.25%	634	79
	$185,000		$1,959	$406

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in Thousands)

	Asset Derivatives				Liability Derivatives
	As of March 31,		As of December 31,		As of March 31,		As of December 31,
	2008		2007		2008		2007
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate floor contacts	Other assets	$ 4,188	Other assets	$ 1,907	N/A	$ -	N/A	$ -

Included in the rate sensitive assets are $463.8 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC.  The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2008, the Bank had $78.9 million in loans with interest rate floors.  The floors were in effect on $47.6 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.29% higher than the indexed rate on the promissory notes without interest rate floors.

The Bank also had $43,000 in loans that are tied to the prime rate that had 6.00% interest rate caps in effect due to the Soldiers and Sailors’ Civil Relief Act.  The weighted average rate on these loans is 0.25% lower than the indexed rate on the promissory notes without the interest rate caps.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2008 such unfunded commitments to extend credit were $182.8 million, while commitments in the form of standby letters of credit totaled $3.0 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and certificates of deposits of denominations less than $100,000.  The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2008, the Company’s core deposits totaled $492.4 million, or 70% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances.  The Bank is also able to borrow from the Federal Reserve Discount Window on a short-term basis.  As of March 31, 2008, the Bank had $11.1 million in securities pledged to the Federal Reserve Discount Window with $10.3 million borrowing availability.

At March 31, 2008, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $47.0 million, which mature over the next seven months.  The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $80.0 million at March 31, 2008.  The remaining availability at FHLB was $68.2 million at March 31, 2008.  The Bank also had the ability to borrow up to $35.0 million for the purchase of overnight federal funds from three correspondent financial institutions as of March 31, 2008.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 27.55% at March 31, 2008 and 28.04% at December 31, 2007.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of March 31, 2008 and December 31, 2007 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	March 31, 2008	December 31, 2008
Contractual Cash Obligations
Long-term borrowings	$77,000	77,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	5,129	5,290

Total	$102,748	102,909

Other Commitments
Commitments to extend credit	$182,752	190,654
Standby letters of credit and financial guarantees written	3,038	3,894

Total	$185,790	194,548

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

Capital Resources.  Shareholders’ equity at March 31, 2008 was $73.3 million compared to $70.1 million at December 31, 2007.  At March 31, 2008 and December 31, 2007, unrealized gains (losses), net of taxes, amounted to unrealized gains of $4.3 million and $1.7 million, respectively.  The increase in unrealized gains (losses) at March 31, 2008 is primarily attributable to an increase in the market value of available for sale securities and derivative instruments.  Annualized return on average equity for the three months ended March 31, 2008 was 11.26% compared to 13.59% for the year ended December 31, 2007.  Total cash dividends paid during the three months ended March 31, 2008 amounted to $672,000 million as compared to total cash dividends of $460,000 paid for the first three months of 2007.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $2.0 million in common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of November 2007.  During 2007 the Company repurchased $1.9 million, or 100,000 shares, of its common stock under this plan.

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 75,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of August 2008.  The Company has repurchased 75,497 shares, or $1.2 million, of its common stock under this plan as of March 31, 2008.  The Board of Directors ratified the purchase of 497 additional shares in March 2008.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 100,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of March 2009.  As of March 31, 2008, no shares have been repurchased under this plan.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2008 and December 31, 2007 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 11.14% and 11.03% at March 31, 2008 and December 31, 2007, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 12.31% and 12.16% at March 31, 2008 and December 31, 2007, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 9.85% and 10.43% at March 31, 2008 and December 31, 2007, respectively.

The Bank’s Tier 1 risk-based capital ratio was 9.93% and 9.80% at March 31, 2008 and December 31, 2007, respectively.  The total risk-based capital ratio for the Bank was 11.10% and 10.93% at March 31, 2008 and December 31, 2007, respectively.   The Bank’s Tier 1 leverage capital ratio was 8.77% and 9.26% at March 31, 2008 and December 31, 2007, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2008.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2008 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

There are no material changes from the risk factors as previously disclosed in the Company’s Form 10-K in response to Item 1A. to Part I to Form 10-K, filed with Securities and Exchange Commission on March 12, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2008	-	$-	-	24,503	(1)

February 1 - 29, 2008	26,256	14.00	25,000	-

March 1 - 31, 2008	-	-	-	100,000	(2)

Total	26,256	$14.00	25,000

(1) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan through the end of August 31, 2008 as authorized by the Company's Board of Directors in August 2007.

(2) Reflects number of shares that may yet be purchased under the Stock Repurchase Plan through the end of March 31, 2009 as authorized by the Company's Board of Directors in March 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the quarter ended March 31, 2008.

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
reference to Exhibit (10)(m) to the Form 10-Q filed with Securities and
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

Peoples Bancorp of North Carolina, Inc.

May 8, 2008	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2008	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)