Form 10-Q
period 2008-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2008-08-05
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,589,056 shares of common stock, outstanding at July 31, 2008.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December
	31, 2007	3

	Consolidated Statements of Earnings for the three months ended June 30,
	2008 and 2007 (Unaudited), and for the six months ended June 30, 2008
	and 2007 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended June 30, 2008 and 2007 (Unaudited), and for the six months ended
	June 30, 2008 and 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30,
	2008 and 2007 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26-27
Item 5.	Other Information	27
Item 6.	Exhibits	27-28
Signatures		29
Certifications		30-32

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,”  “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2007.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
Assets	2008	2007
	(Unaudited)

Cash and due from banks	$24,290,917	26,108,437
Interest bearing deposits	1,429,735	1,539,190
Federal funds sold	2,621,000	2,152,000
Cash and cash equivalents	28,341,652	29,799,627

Investment securities available for sale	117,967,342	120,968,358
Other investments	6,752,809	6,433,947
Total securities	124,720,151	127,402,305

Loans	756,234,438	722,276,948
Less allowance for loan losses	(9,641,646)	(9,103,058)
Net loans	746,592,792	713,173,890

Premises and equipment, net	18,191,488	18,234,393
Cash surrender value of life insurance	6,897,928	6,776,379
Accrued interest receivable and other assets	13,759,668	11,875,202
Total assets	$938,503,679	907,261,796

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$112,589,101	112,071,090
NOW, MMDA & savings	206,660,495	196,959,895
Time, $100,000 or more	223,454,154	203,499,504
Other time	179,858,045	181,108,214
Total deposits	722,561,795	693,638,703

Demand notes payable to U.S. Treasury	1,464,114	1,600,000
Securities sold under agreement to repurchase	27,623,175	27,583,263
FHLB borrowings	87,000,000	87,500,000
Junior subordinated debentures	20,619,000	20,619,000
Accrued interest payable and other liabilities	7,025,015	6,219,248
Total liabilities	866,293,099	837,160,214

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 5,589,056 shares in 2008
and 5,624,234 shares in 2007	48,142,244	48,651,895
Retained earnings	22,176,749	19,741,876
Accumulated other comprehensive income	1,891,587	1,707,811
Total shareholders' equity	72,210,580	70,101,582

Total liabilities and shareholders' equity	$938,503,679	907,261,796

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$12,628,268	13,771,019	$25,672,732	27,371,208
Interest on federal funds sold	16,537	209,202	34,716	334,697
Interest on investment securities:
U.S. Government agencies	1,105,614	1,130,857	2,239,703	2,260,936
States and political subdivisions	216,237	221,698	442,781	441,192
Other	105,783	112,993	235,206	237,962
Total interest income	14,072,439	15,445,769	28,625,138	30,645,995

Interest expense:
NOW, MMDA & savings deposits	782,225	985,198	1,706,617	1,897,641
Time deposits	3,656,593	4,318,455	7,931,064	8,604,858
FHLB borrowings	884,124	893,523	1,830,785	1,817,013
Junior subordinated debentures	230,650	364,148	557,397	724,347
Other	146,117	173,193	353,749	297,471
Total interest expense	5,699,709	6,734,517	12,379,612	13,341,330

Net interest income	8,372,730	8,711,252	16,245,526	17,304,665

Provision for loans losses	681,000	634,000	1,072,000	957,000

Net interest income after provision for loan losses	7,691,730	8,077,252	15,173,526	16,347,665

Non-interest income:
Service charges	1,256,640	1,023,105	2,403,483	1,935,673
Other service charges and fees	638,624	447,177	1,267,402	934,724
Loss on sale of securities	-	(194,402)	-	(194,402)
Mortgage banking income	181,464	187,771	360,521	299,612
Insurance and brokerage commissions	119,633	130,907	226,374	231,564
Miscellaneous	605,441	544,082	1,150,542	1,053,353
Total non-interest income	2,801,802	2,138,640	5,408,322	4,260,524

Non-interest expense:
Salaries and employee benefits	3,830,925	3,298,737	7,545,460	6,671,903
Occupancy	1,181,803	1,210,294	2,424,277	2,314,533
Other	2,100,710	1,670,833	4,074,066	3,214,474
Total non-interest expense	7,113,438	6,179,864	14,043,803	12,200,910

Earnings before income taxes	3,380,094	4,036,028	6,538,045	8,407,279

Income taxes	1,188,300	1,445,915	2,291,800	3,030,041

Net earnings	$2,191,794	2,590,113	$4,246,245	5,377,238

Basic earnings per share	$0.39	0.45	$0.76	0.94
Diluted earnings per share	$0.39	0.44	$0.75	0.92
Cash dividends declared per share	$0.12	0.09	$0.24	0.17

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,191,794	2,590,113	4,246,245	5,377,238

Other comprehensive income (loss):
Unrealized holding losses on securities
available for sale	(2,262,074)	(1,648,535)	(450,385)	(1,756,930)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	-	194,402	-	194,402
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(1,733,590)	(315,185)	613,570	(192,174)

Total other comprehensive income (loss),
before income taxes	(3,995,664)	(1,769,318)	163,185	(1,754,702)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding losses on securities
available for sale	(881,078)	(642,104)	(175,425)	(684,324)
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	-	75,720	-	75,720
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(733,765)	(164,759)	154,834	(156,190)

Total income tax benefit related to
other comprehensive income	(1,614,843)	(731,143)	(20,591)	(764,794)

Total other comprehensive income (loss),
net of tax	(2,380,821)	(1,038,175)	183,776	(989,908)

Total comprehensive income	$(189,027)	1,551,938	4,430,021	4,387,330

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$4,246,245	5,377,238
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	817,709	753,394
Provision for loan losses	1,072,000	957,000
Loss on sale of investments	-	194,402
Loss on sale of premises and equipment	471	-
Amortization of deferred gain on sale of premises	-	(11,842)
Loss (gain) on sale of repossessed assets	(41,207)	76,802
Stock compensation expense	5,633	2,418
Split-dollar life insurance expense	30,838	-
Change in:
Cash surrender value of life insurance	(121,549)	(119,191)
Other assets	(1,009,128)	644,637
Other liabilities	297,556	(126,925)

Net cash provided by operating activities	5,298,568	7,747,933

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,527,206)	(5,685,477)
Proceeds from calls and maturities of investment securities available for sale	9,125,278	4,048,527
Purchases of other investments	(2,978,362)	(2,461,900)
Proceeds from sale of other investments	2,659,500	3,001,500
Net change in loans	(35,595,297)	(12,910,994)
Purchases of premises and equipment	(856,260)	(2,411,325)
Proceeds from sale of premises and equipment	33,545	-
Proceeds from sale of repossessed assets	904,423	353,075

Net cash used by investing activities	(33,234,379)	(16,066,594)

Cash flows from financing activities:
Net change in deposits	28,923,092	20,283,942
Net change in demand notes payable to U.S. Treasury	(135,886)	(507,562)
Net change in securities sold under agreement to repurchase	39,912	10,819,158
Proceeds from FHLB borrowings	68,600,000	134,300,000
Repayments of FHLB borrowings	(69,100,000)	(146,600,000)
Proceeds from exercise of stock options	43,948	236,367
Common stock repurchased	(548,775)	(1,088,250)
Cash paid in lieu of fractional shares	-	(3,354)
Cash dividends paid	(1,344,455)	(976,264)

Net cash provided by financing activities	26,477,836	16,464,037

Net change in cash and cash equivalent	(1,457,975)	8,145,376

Cash and cash equivalents at beginning of period	29,799,627	21,500,318

Cash and cash equivalents at end of period	$28,341,652	29,645,694

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six months ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,659,535	13,230,576
Income taxes	$2,019,000	2,974,000

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net of tax	$(274,960)	(953,924)
Change in unrealized gain (loss) on derivative financial
instruments, net of tax	$458,736	(35,984)
Transfer of loans to other real estate and repossessions	$1,440,353	420,424
Financed portion of sale of other real estate	$335,959	-
Reclassification of an investment from other assets
to securities available for sale	$-	499,995
Reclassification of an investment from other investments
to securities available for sale	$-	600,000
EITF 06-4 retained earnings reduction	$466,917	-

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) ratified the conclusions reached by the Emerging Issues Task Force (EITF) on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue will require companies to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years.  EITF 06-4 was effective for the Company as of January 1, 2008.  During first quarter 2008, the Company made a $467,000 reduction to retained earnings for the cumulative effect of EITF 06-4 as of January 1, 2008 pursuant to the guidance of this pronouncement to record the portion of this benefit earned by participants prior to adoption of this pronouncement.  During the second quarter of 2008, the Company recognized $14,000 in expense associated with EITF 06-4.  The Company has recognized $31,000 in expense associated with EITF 06-4 for the six months ended June 30, 2008.

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

SFAS 157 establishes a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company’s fair value measurements for items measured at fair value at June 30, 2008 included:

	Fair Value Measurements June 30, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$117,967,342	1,452,103	115,765,239	750,000
Market value of derivatives (in other assets)	$2,340,325	-	2,340,325	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2008:

Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250,000
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	500,000
Transfers in and/or out of Level 3	-
Balance, end of period	$750,000

Change in unrealized gain/(loss) for assets still held in Level 3	$0

In accordance with the provisions of SFAS 114, the Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At June 30, 2008, the Company had specific reserves of $1.4 million in the allowance for loan losses on loans totaling $8.9 million.  The Company’s June 30, 2008 fair value measurement for impaired loans is presented below:

	Fair Value Measurements June 30, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2008
Impaired loans	$7,556,794	-	-	7,556,794	-

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161).  SFAS 161 is an amendment to SFAS No. 133, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 is effective for the Company as of January 1, 2009.  As this is a disclosure related standard, this standard is not expected to have any effect on the Company's financial position or results of operations, and will result in additional disclosures related to the Company’s derivatives.

(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2008 and 2007:

	2008	2007

Balance, beginning of period	$9,103,058	8,303,432
Provision for loan losses	1,072,000	957,000
Less:
Charge-offs	(688,170)	(954,015)
Recoveries	154,758	208,000
Net charge-offs	(233,412)	(746,015)

Balance, end of period	$9,641,646	8,514,417

(3)	Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2008 is as follows:

For the three months ended June 30, 2008
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,191,794	5,601,867	$0.39
Effect of dilutive securities:
Stock options	-	70,174
Diluted earnings per share	$2,191,794	5,672,041	$0.39

For the six months ended June 30, 2008
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$4,246,245	5,605,696	$0.76
Effect of dilutive securities:
Stock options	-	73,550
Diluted earnings per share	$4,246,245	5,679,246	$0.75

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2007 is as follows:

For the three months ended June 30, 2007
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,590,113	5,746,837	$0.45
Effect of dilutive securities:
Stock options	-	115,683
Diluted earnings per share	$2,590,113	5,862,520	$0.44

For the six months ended June 30, 2007
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$5,377,238	5,747,458	$0.94
Effect of dilutive securities:
Stock options	-	117,296
Diluted earnings per share	$5,377,238	5,864,754	$0.92

(4)	Stock-Based Compensation

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

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vest over a five-year period.  Options granted subsequent to 1999 vest over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three and six months ended June 30, 2008 and 2007.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock during the six months ended June 30, 2008 at a grant date fair value of $12.80 per share. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company's stock price during the period.  As of June 30, 2008, there was $42,000 of total unrecognized compensation cost related to restricted stock grants, which is expected to be recognized over a period of three years.

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

The Company qualified as an accelerated filer in accordance with Rule 12b-2 of the Securities Exchange Act of 1934, effective December 31, 2006.  Therefore, the Company was subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).  The Company incurred additional consulting and audit expenses in becoming compliant with SOX 404, and will continue to incur additional audit expenses to comply with SOX 404 when SOX 404 becomes applicable to smaller reporting companies.  Management does not expect expenses related to SOX 404 to have a material impact on the Company’s financial statements.  The Company qualified as a smaller reporting company effective June 30, 2008, due to a decrease in market capitalization.  Management does not expect significant cost savings from this change in filing status, as certification of the effectiveness of internal controls by management will still be required.

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

In September 2006, the Financial Accounting Standard Board (“FASB”) ratified the conclusions reached by the Emerging Issues Task Force (EITF) on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue requires companies to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years.  EITF 06-4 was effective for the Company as of January 1, 2008.  During first quarter 2008, the Company made a $467,000 reduction to retained earnings for the cumulative effect of EITF 06-4 as of January 1, 2008 pursuant to the guidance of this pronouncement to record the portion of this benefit earned by participants prior to adoption of this pronouncement.  During the second quarter of 2008, the Company recognized $14,000 in expense associated with EITF 06-4.  The Company has recognized $31,000 in expense associated with EITF 06-4 for the six months ended June 30, 2008.

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

SFAS 157 establishes a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company’s fair value measurements for items measured at fair value at June 30, 2008 included:

	Fair Value Measurements June 30, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$117,967,342	1,452,103	115,765,239	750,000
Market value of derivatives (in other assets)	$2,340,325	-	2,340,325	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2008:

Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250,000
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	500,000
Transfers in and/or out of Level 3	-
Balance, end of period	$750,000

Change in unrealized gain/(loss) for assets still held in Level 3	$0

In accordance with the provisions of SFAS 114, the Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At June 30, 2008, the Company had specific reserves of $1.4 million in the allowance for loan losses on loans totaling $8.9 million.  The Company’s June 30, 2008 fair value measurement for impaired loans is presented below:

	Fair Value Measurements June 30, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2008
Impaired loans	$7,556,794	-	-	7,556,794	-

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161).  SFAS 161 is an amendment to SFAS No. 133, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 is effective for the Company as of January 1, 2009.  As this is a disclosure related standard, this standard is not expected to have any effect on the Company's financial position or results of operations, and will result in additional disclosures related to the Company’s derivatives.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Results of Operations
Summary.  Net earnings for the second quarter of 2008 were $2.2 million, or $0.39 basic and diluted net earnings per share as compared to $2.6 million, or $0.45 basic net earnings per share and $0.44 diluted net earnings per share for the same period one year ago.  The decrease in net earnings is attributable to a decrease in net interest income, an increase in provision for loan losses and an in increase in non-interest expense, which were partially offset by an increase in non-interest income.

The annualized return on average assets was 0.96% for the three months ended June 30, 2008 compared to 1.24% for the same period in 2007, and annualized return on average shareholders' equity was 11.83% for the three months ended June 30, 2008 compared to 15.42% for the same period in 2007.

Net earnings for the six months ended June 30, 2008 were $4.2 million, or $0.76 basic net earnings per share and $0.75 diluted net earnings per share as compared to $5.4 million, or $0.94 basic net earnings per share and $0.92 diluted net earnings per share for the same period in 2007.  The decrease in net earnings for the six-month period ended June 30, 2008 is primarily attributable to a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income.

The annualized return on average assets was 0.94% and 1.31% for the six months ended June 30, 2008 and 2007, respectively.  Annualized return on average shareholders’ equity was 11.38% for the six months ended June 30, 2008 compared to 16.03% for the same period in 2007.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $8.4 million for the three months ended June 30, 2008, a decrease of 4% from the $8.7 million earned in the same period in 2007. This decrease is primarily attributable to a 325 basis point reduction in the Bank’s prime commercial lending rate from June 30, 2007 to June 30, 2008.  The decrease in loan interest income resulting from a decline in prime rate was partially offset by an increase in income from derivative instruments.

Interest income decreased $1.4 million or 9% for the three months ended June 30, 2008 compared with the same period in 2007.  The decrease was due to a 325 basis point reduction in the Bank’s prime commercial lending rate, which was partially offset by an increase in the average outstanding balance of loans and income from interest rate derivative contracts. Net income from derivative instruments was $899,000 for the three months ended June 30, 2008 when compared to a net loss of $108,000 for the same period in 2007.  The average yield on earning assets for the quarters ended June 30, 2008 and 2007 was 6.65% and 7.94%, respectively.  During the quarter ended June 30, 2008, average loans increased $89.2 million to $735.8 million from $646.6 million for the three months ended June 30, 2007.  During the quarter ended June 30, 2008, average investment securities available-for-sale decreased $4.3 million to $116.0 million from $120.3 million for the three months ended June 30, 2007.

Interest expense decreased $1.0 million or 15% for the three months ended June 30, 2008 compared with the same period in 2007.  The average rate paid on interest-bearing checking and savings accounts was 1.55% for the three months ended June 30, 2008 as compared to 2.15% for the same period of 2007.  The average rate paid on certificates of deposits was 3.70% for the three months ended June 30, 2008 compared to 4.86% for the same period one year ago.

Net interest income for the six-month period ended June 30, 2008 was $16.2 million, a decrease of 6% from net interest income of $17.3 million for the six months ended June 30, 2007.  This decrease is primarily attributable to a reduction in the Bank’s prime commercial lending rate.  The decrease in loan interest income resulting from a decline in prime rate was partially offset by an increase in income from derivative instruments.

Interest income decreased $2.0 million or 7% to $28.6 million for the six months ended June 30, 2008 compared to $30.6 million for the same period in 2007.  The decrease was primarily due to a decrease in the average yield received on loans resulting from Federal Reserve interest rate decreases, which were partially offset by an increase in the average outstanding balance of loans and income from interest rate derivative contracts.  Net income from derivative instruments was $1.3 million for the six months ended June 30, 2008 compared to a net loss of $209,000 for the same period of 2007.  The average yield earned on loans, including fees, was 7.09% for the six months ended June 30, 2008 as compared to 8.56% for the same period of 2007.  During the six months ended June 30, 2008, average loans increased $83.3 million to $728.2 million from $644.9 million for the same period in 2007.  Average investment securities available for sale decreased 3% to $117.1 million in the six months ended June 30, 2008 compared to the same period in 2007.  All other interest-earning assets including federal funds sold decreased to an average of $11.6 million in the six months ended June 30, 2008 from $21.0 million in the same period in 2007.  The tax equivalent yield on average earning assets decreased to 6.82% for the six months ended June 30, 2008 from 7.97% for the six months ended June 30, 2007.

Interest expense decreased 7% to $12.4 million for the six months ended June 30, 2008 compared to $13.3 million for the corresponding period in 2007.  The decrease in interest expense was due to a decrease in the cost of funds to 3.45% for the six months ended June 30, 2008 from 4.13% for the same period in 2007, partially offset by an increase in the volume of interest-bearing liabilities.  The decrease in the cost of funds is primarily attributable to decreases in the average rate paid on interest-bearing deposits.  The average rate paid on interest-bearing checking and savings accounts was 1.72% for the six months ended June 30, 2008 as compared to 2.12% for the same period in 2007.  The average rate paid on certificates of deposits was 4.05% for the six months ended June 30, 2008 from 4.82% for the same period one year ago.

Provision for Loan Losses.  For the three months ended June 30, 2008, a contribution of $681,000 was made to the provision for loan losses compared to $634,000 for the same period one year ago.  The increase in provision for loan losses is primarily attributable to a $3.4 million increase in non-performing loans from June 30, 2007 to June 30, 2008 and increased loan growth.

For the six months ended June 30, 2008 a contribution of $1.1 million was made to the provision for loan losses compared to a $957,000 contribution to the provision for loan losses for the six months ended June 30, 2007.  The increase in the provision for loan losses is primarily attributable to an increase in non-performing loans and increased loan growth.

Non-Interest Income.  Total non-interest income was $2.8 million in the second quarter of 2008 as compared to $2.1 million for the same period of 2007.  Increases in components of non-interest income for the three months ended June 30, 2008 compared to the same period last year were primarily attributable to increases in service charges and fees and miscellaneous income.  These increases in non-interest income were combined with a $194,000 decrease in the loss on sale of securities in second quarter 2008 when compared to second quarter 2007.  Service charges increased 23% to $1.3 million for the three months ended June 30, 2008 when compared to the same period one year ago.  Other service charges and fees increased 43% to $639,000 for the three-month period ended June 30, 2008 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Mortgage banking income decreased to $181,000 during the three months ended June 30, 2008 from $188,000 for the same period in 2007.  Insurance and brokerage commissions decreased 9% for the three months ended June 30, 2008 when compared to same period last year.  Miscellaneous income was $605,000 for the three months ended June 30, 2008, an 11% increase from $544,000 for the same period in 2007.  This increase in miscellaneous income is primarily due to an increase in debit card fee income associated with increased card usage due to an increase in the number of demand accounts.

Total non-interest income was $5.4 million for the six months ended June 30, 2008, a 27% increase over the $4.3 million for the same period in 2007.  This increase is primarily due to an increase in service charges and fees, mortgage banking income and miscellaneous income.  These increases in non-interest income were combined with a $194,000 decrease in the loss on sale of securities for the six months ended June 30, 2008 when compared to the same period last year. Service charges increased 24% to $2.4 million for the six months ended June 30, 2008 when compared to the same period one year ago.  Other service charges and fees increased 36% to $1.3 million for the six months ended June 30, 2008 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Mortgage banking income increased 20% to $361,000 for the six months ended June 30, 2008 when compared to the same period in 2007 due to an increase in brokered loan activity.  Insurance and brokerage commissions decreased 2% for the six months ended June 30, 2008 when compared to same period last year.  Miscellaneous income increased 9% to $1.2 million for the six months ended June 30, 2008.  This increase in miscellaneous income was primarily due to an increase in debit card fee income associated with increased card usage due to an increase in the number of demand accounts and a reduction in the losses on repossessed assets.

 Non-Interest Expense.  Total non-interest expense increased 15% to $7.1 million for the second quarter of 2008 as compared to $6.2 million for the corresponding period in 2007.  Salary and employee benefits totaled $3.8 million for the three months ended June 30, 2008, an increase of 16% from the same period in 2007.  The increase in salary and employee benefits is due to normal salary increases and expense associated with additional staff for new branches.  Occupancy expense decreased 2% for the quarter ended June 30, 2008.  Other non-interest expense increased 26% to $2.1 million for the three months ended June 30, 2008 as compared to the same period in 2007.   This increase in other non-interest expense is attributable to an increase of $118,000 in FDIC insurance expense, an increase of $118,000 in deposit program expense and an increase of $62,000 in consulting fees.

Total non-interest expense was $14.0 million for the six months ended June 30, 2008, an increase of 15% over the same period in 2007.  Salary and employee benefits totaled $7.5 million for the six months ended June 30, 2008, an increase of 13% over the same period in 2007.  The increase in salary and employee benefits is primarily due to normal salary increases and expenses associated with additional staff for new branches.  Occupancy expense increased 5% for the six months ended June 30, 2008 due to an increase in furniture and equipment expense and lease expense associated with new branches. Other non-interest expense increased 27% to $4.1 million for the six months ended June 30, 2008 as compared to the same period in 2007.  This increase in other non-interest expense is primarily attributable to an increase of $228,000 in FDIC insurance expense, an increase of $188,000 in deposit program expense, an increase of $108,000 in advertising expense and an increase of $82,000 in consulting fees.

Income Taxes.  The Company reported income taxes of $1.2 million and $1.4 million for the second quarters of 2008 and 2007, respectively.  This represented effective tax rates of 35% and 36% for the respective periods.

The Company reported income taxes of $2.3 million and $3.0 million for the six months ended June 30, 2008 and 2007, respectively.  This represented an effective tax rate of 35% and 36% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $118.0 million at June 30, 2008 compared to $121.0 million at December 31, 2007.  Average investment securities available for sale for the six months ended June 30, 2008 amounted to $117.1 million compared to $120.3 million for the year ended December 31, 2007.

Loans.  At June 30, 2008, loans amounted to $756.2 million compared to $722.3 million at December 31, 2007, an increase of $33.9 million.  Average loans represented 85% and 83% of total earning assets for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2008, the Company had $97.2 million in residential mortgage loans, $86.5 million in home equity loans and $264.3 million in commercial mortgage loans, which include $210.1 million using commercial property as collateral and $54.2 million using residential property as collateral.  At June 30, 2008, commercial mortgage loans included $125.7 million in speculative construction and development loans.

Residential mortgage loans include $38.6 million made to customers in the Company’s traditional banking offices and $58.6 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At June 30, 2008 and December 31, 2007, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $8.9 million and $8.0 million, respectively, with related allowance for loan losses of approximately $1.4 million and $1.2 million at June 30, 2008 and December 31, 2007, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2008 as compared to the year ended December 31, 2007. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at June 30, 2008 amounted to $9.6 million or 1.27% of total loans compared to $9.1 million or 1.26% of total loans at December 31, 2007.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2008 and December 31, 2007.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	06/30/2008	12/31/2007
Risk 1 (Excellent Quality)	9.91%	11.06%
Risk 2 (High Quality)	13.38%	14.06%
Risk 3 (Good Quality)	66.53%	62.53%
Risk 4 (Management Attention)	7.17%	9.51%
Risk 5 (Watch)	1.29%	1.57%
Risk 6 (Substandard)	0.42%	0.13%
Risk 7 (Low Substandard)	0.00%	0.03%
Risk 8 (Doubtful)	0.00%	0.00%
Risk 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At June 30, 2008 there were two relationships exceeding $1.0 million (which totaled $5.6 million) in the Watch risk grade, one relationship exceeding $1.0 million (which totaled $1.9 million) in the Substandard risk grade and no relationships exceeding $1.0 million in the Low Substandard risk grade. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

Non-performing Assets.  Non-performing assets totaled $11.3 million at June 30, 2008 or 1.20% of total assets, compared to $8.5 million at December 31, 2007, or 0.93% of total assets.  Non-accrual loans were $9.8 million at June 30, 2008 and $8.0 million at December 31, 2007.  As a percentage of total loans outstanding, non-accrual loans were 1.30% at June 30, 2008 compared to 1.11% at December 31, 2007.  The increase in non-accrual loans is primarily due to one relationship of $1.8 million with a local residential builder and a rental property loan of approximately $854,000.  The Bank had loans 90 days past due and still accruing at June 30, 2008 of $413,000.  At December 31, 2007, the Bank had no loans 90 days past due and still accruing.  Other real estate owned totaled $1.1 million as of June 30, 2008 as compared to $483,000 at December 31, 2007.   At June 30, 2008, other real estate owned included ten residential properties acquired thorough foreclosure totaling $938,000, as compared to three residential properties acquired through foreclosure, totaling $230,000 at December 31, 2007.  The Bank had no repossessed assets as of June 30, 2008 and December 31, 2007.

Total non-performing loans, which include non-accrual loans and loans 90 days past due and still accruing, were $10.2 million and $8.0 million at June 30, 2008 and December 31, 2007, respectively.  The ratio of non-performing loans to total loans was 1.35% at June 30, 2008, as compared to 1.11% at December 31, 2007.

           Deposits.  Total deposits at June 30, 2008 were $722.6 million, an increase of $29.0 million over deposits of $693.6 million at December 31, 2007. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $4.0 million to $494.1 million at June 30, 2008 as compared to $490.1 million at December 31, 2007.  The Bank introduced remote deposit capture for customers in 2007 which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers.  Certificates of deposit in amounts greater than $100,000 or more totaled $223.5 million at June 30, 2008 as compared to $203.5 million at December 31, 2007.  At June 30, 2008, brokered deposits amounted to $55.9 million as compared to $53.9 million at December 31, 2007.  Brokered deposits outstanding as of June 30, 2008 had a weighted average rate of 3.77% with a weighted average original term of eight months.

Borrowed Funds. Borrowings from the FHLB totaled $87.0 million at June 30, 2008 compared to $87.5 million at December 31, 2007.  The average balance of FHLB borrowings for the six months ended June 30, 2008 was $80.2 million compared to $80.1 million for the year ended December 31, 2007.  At June 30, 2008, $77.0 million of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $72.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB.  The Company had no federal funds purchased as of June 30, 2008 or December 31, 2007.

Securities sold under agreements to repurchase were $27.6 million at June 30, 2008 and December 31, 2007.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the three months ended June 30, 2008 totaled $857.0 million, exceeding average rate sensitive liabilities of $721.9 million by $135.1million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments.  As of June 30, 2008, the Company had cash flow hedges with a notional amount of $235.0 million.  These derivative instruments consist of five interest rate floor contracts and one interest rate swap contract.  The interest rate floor contracts are used to hedge future cash flows from payments on the first $185.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment during the terms of the interest rate floor contracts.  If the prime rate falls below the contract rate during the term of the contract, the Company will receive payments based on notional amount times the difference between the contract rate and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is equal to or higher than the contract rate.  The interest rate swap contract is used to convert $50.0 million of variable rate loans to a fixed rate.  Under the swap contract, the Company receives a fixed rate of 6.245% and pays a variable rate based on the current prime rate (5.00% at June 30, 2008) on the notional amount of $50.0 million.  The swap agreement matures in June 2011.  The Company recognized $1.3 million in interest income, net of premium amortization, from interest rate derivative contracts during the first six months of 2008.  Based on the current interest rate environment, it is expected the Company will continue to receive income on these interest rate contracts throughout 2008.   The following tables present additional information on the Company’s derivative financial instruments.

DERIVATIVE INSTRUMENTS AS OF JUNE 30, 2008
(Dollars in Thousands)

Type of Derivative	Notional Amount	Contract Rate	Premium	Year-to-date Income (Net of Premium Amortization)
Interest rate floor contact	$35,000	6.250%	$161	$127
Interest rate floor contact	35,000	7.000%	203	200
Interest rate floor contact	45,000	7.500%	562	336
Interest rate floor contact	35,000	8.000%	399	373
Interest rate floor contact	35,000	7.250%	634	220
Interest rate swap contact	50,000	6.245%	-	50
	$235,000		$1,959	$1,305

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in Thousands)

	Asset Derivatives				Liability Derivatives
			As of December 31,				As of December 31,
	As of June 30, 2008		2007		As of June 30, 2008		2007
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate derivative
contracts	Other assets	$ 2,304	Other assets	$1,907	N/A	$ -	N/A	$ -

Included in the rate sensitive assets are $484.0 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC.  The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2008, the Bank had $93.1 million in loans with interest rate floors.  The floors were in effect on $56.5 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.18% higher than the indexed rate on the promissory notes without interest rate floors.

The Bank also had $43,000 in loans that are tied to the prime rate that had 6.00% interest rate caps in effect due to the Soldiers and Sailors’ Civil Relief Act.

            Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2008 such unfunded commitments to extend credit were $182.0 million, while commitments in the form of standby letters of credit totaled $3.7 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000.  The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2008, the Company’s core deposits totaled $494.1 million, or 68% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances.  The Bank is also able to borrow from the Federal Reserve Discount Window on a short-term basis.  As of June 30, 2008, the Bank had $10.4 million in securities pledged to the Federal Reserve Discount Window with $9.6 million borrowing availability.

At June 30, 2008, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $50.9 million, which mature over the next eight months.  The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $87.0 million at June 30, 2008.  The remaining availability at FHLB was $55.1 million at June 30, 2008.  The Bank also had the ability to borrow up to $42.0 million for the purchase of overnight federal funds from four correspondent financial institutions as of June 30, 2008.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 24.66% at June 30, 2008 and 28.04% at December 31, 2007.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of June 30, 2008 and December 31, 2007 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.

Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	June 30, 2008	December 31, 2007

Contractual Cash Obligations
Long-term borrowings	$77,000	77,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,918	5,290

Total	$102,537	102,909

Other Commitments
Commitments to extend credit	$182,036	190,654
Standby letters of credit and financial guarantees written	3,656	3,894

Total	$185,692	194,548

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

Capital Resources.  Shareholders’ equity at June 30, 2008 was $72.2 million compared to $70.1 million at December 31, 2007.  At June 30, 2008 and December 31, 2007, unrealized gains (losses), net of taxes, amounted to unrealized gains of $1.9 million and $1.7 million, respectively.  Annualized return on average equity for the six months ended June 30, 2008 was 11.38% compared to 16.03% for the year ended December 31, 2007.  Total cash dividends paid during the six months ended June 30, 2008 amounted to $1.3 million as compared to total cash dividends of $976,000 paid for the first six months of 2007.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $2.0 million in common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of November 2007.  During 2007, the Company repurchased $1.9 million, or 100,000 shares, of its common stock under this plan.

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 75,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of August 2008.  The Company has repurchased 75,497 shares, or $1.2 million, of its common stock under this plan as of June 30, 2008.  The Board of Directors ratified the purchase of 497 additional shares in March 2008.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 100,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of March 2009.  The Company has repurchased 15,500 shares, or $199,000, of its common stock under this plan as of June 30, 2008.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2008 and December 31, 2007 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 10.92% and 11.03% at June 30, 2008 and December 31, 2007, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 12.09% and 12.16% at June 30, 2008 and December 31, 2007, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 9.90% and 10.43% at June 30, 2008 and December 31, 2007, respectively.

The Bank’s Tier 1 risk-based capital ratio was 9.77% and 9.80% at June 30, 2008 and December 31, 2007, respectively.  The total risk-based capital ratio for the Bank was 10.94% and 10.93% at June 30, 2008 and December 31, 2007, respectively.   The Bank’s Tier 1 leverage capital ratio was 8.84% and 9.26% at June 30, 2008 and December 31, 2007, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2008.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2008 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4T.                      Controls and Procedures

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2008	-	$-	-	100,000

May 1 - 31, 2008	1,215	14.03	-	100,000

June 1 - 30, 2008	15,875	12.83	15,500	84,500

Total	17,090	$12.92	15,500

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Annual Shareholders’ Meeting – May 1, 2008

(b)	Directors elected at the meeting are as follows: Douglas S. Howard and Dr. Billy L. Price, Jr.

(c)	At the May 1, 2008 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

1)    Election of Directors:

	Vote For	Withhold Authority
Douglas S. Howard	5,177,452	73,401
Dr. Billy L. Price, Jr.	5,177,422	73,431

2)	Approval of Amendment to the Company's Articles of Incorporation which provided that all directors will be elected annually beginning in 2011 after an initial phase-in period.

Votes For - 3,501,775, Votes Against - 1,748,020, Votes Abstained - 7,502

3)	Ratification of appointment of Independent Registered Public Accountants - Porter Keadle
Moore, LLP

Votes For - 5,186,181, Votes Against - 56,950, Votes Abstained - 7,844

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

Peoples Bancorp of North Carolina, Inc.

August 5, 2008	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2008	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)