Form 10-Q
period 2008-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2008-11-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,539,056 shares of common stock, outstanding at October 31, 2008.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2008 (Unaudited) and
	December 31, 2007	3

	Consolidated Statements of Earnings for the three months ended
	September 30, 2008 and 2007 (Unaudited), and for the nine months ended
	September 30, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended September 30, 2008 and 2007 (Unaudited), and for the nine months ended
	September 30, 2008 and 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2008 and 2007 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27-29
Signatures		30
Certifications		31-33

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2008	2007
	(Unaudited)

Cash and due from banks	$24,929,113	26,108,437
Interest bearing deposits	18,822,322	1,539,190
Federal funds sold	2,463,000	2,152,000
Cash and cash equivalents	46,214,435	29,799,627

Investment securities available for sale	115,845,961	120,968,358
Other investments	6,302,809	6,433,947
Total securities	122,148,770	127,402,305

Loans	765,103,676	722,276,948
Less allowance for loan losses	(9,762,716)	(9,103,058)
Net loans	755,340,960	713,173,890

Premises and equipment, net	18,531,551	18,234,393
Cash surrender value of life insurance	6,958,703	6,776,379
Accrued interest receivable and other assets	14,827,754	11,875,202
Total assets	$964,022,173	907,261,796

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$115,078,272	112,071,090
NOW, MMDA & savings	213,593,478	196,959,895
Time, $100,000 or more	230,884,930	203,499,504
Other time	194,310,755	181,108,214
Total deposits	753,867,435	693,638,703

Demand notes payable to U.S. Treasury	1,600,000	1,600,000
Securities sold under agreement to repurchase	32,230,836	27,583,263
FHLB borrowings	77,000,000	87,500,000
Junior subordinated debentures	20,619,000	20,619,000
Accrued interest payable and other liabilities	5,478,633	6,219,248
Total liabilities	890,795,904	837,160,214

Shareholders' equity:

Preferred stock, no par value; authorized
5,000,000 shares; no shares issued
and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and
outstanding 5,589,056 shares in 2008
and 5,624,234 shares in 2007	48,142,244	48,651,895
Retained earnings	23,252,402	19,741,876
Accumulated other comprehensive income	1,831,623	1,707,811
Total shareholders' equity	73,226,269	70,101,582

Total liabilities and shareholders' equity	$964,022,173	907,261,796

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$12,734,326	14,095,485	38,407,058	41,466,693
Interest on federal funds sold	17,634	32,634	52,350	367,331
Interest on investment securities:
U.S. Government agencies	1,065,268	1,150,619	3,304,971	3,411,555
States and political subdivisions	224,765	220,344	667,546	661,536
Other	79,740	125,663	314,946	363,625
Total interest income	14,121,733	15,624,745	42,746,871	46,270,740

Interest expense:
NOW, MMDA & savings deposits	807,841	1,077,857	2,514,458	2,975,499
Time deposits	3,535,641	4,378,969	11,466,705	12,983,826
FHLB borrowings	891,083	964,334	2,721,868	2,781,347
Junior subordinated debentures	232,436	371,225	789,833	1,095,572
Other	159,575	245,997	513,324	543,468
Total interest expense	5,626,576	7,038,382	18,006,188	20,379,712

Net interest income	8,495,157	8,586,363	24,740,683	25,891,028

Provision for loans losses	1,035,000	296,000	2,107,000	1,253,000

Net interest income after provision for loan losses	7,460,157	8,290,363	22,633,683	24,638,028

Non-interest income:
Service charges	1,410,765	1,082,248	3,814,247	3,017,921
Other service charges and fees	574,937	488,737	1,842,339	1,423,461
Loss on sale and write-down of securities	(140,335)	(367,430)	(140,335)	(561,832)
Mortgage banking income	165,516	135,863	526,036	435,475
Insurance and brokerage commissions	103,612	177,140	329,987	408,704
Miscellaneous	391,284	490,602	1,541,826	1,543,955
Total non-interest income	2,505,779	2,007,160	7,914,100	6,267,684

Non-interest expense:
Salaries and employee benefits	3,889,129	3,235,765	11,434,589	9,907,668
Occupancy	1,227,959	1,204,188	3,652,236	3,518,721
Other	2,160,508	1,774,127	6,234,574	4,988,601
Total non-interest expense	7,277,596	6,214,080	21,321,399	18,414,990

Earnings before income taxes	2,688,340	4,083,443	9,226,384	12,490,722

Income taxes	942,000	1,470,800	3,233,800	4,500,841

Net earnings	$1,746,340	2,612,643	5,992,584	7,989,881

Basic earnings per share	$0.31	0.46	1.07	1.40
Diluted earnings per share	$0.31	0.45	1.06	1.37
Cash dividends declared per share	$0.12	0.12	0.36	0.29

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,746,340	2,612,643	5,992,584	7,989,881

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	(636,287)	2,355,325	(1,087,122)	598,395
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	140,335	367,430	140,335	561,832
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	262,490	726,465	876,060	534,291

Total other comprehensive income (loss),
before income taxes	(233,462)	3,449,220	(70,727)	1,694,518

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	(248,009)	917,399	(423,434)	233,075
Reclassification adjustment for losses on
sales of securities available for sale included
in net earnings	54,661	143,114	54,661	218,834
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	19,400	238,374	174,235	82,184

Total income tax expense (benefit) related to
other comprehensive income	(173,948)	1,298,887	(194,538)	534,093

Total other comprehensive income (loss),
net of tax	(59,514)	2,150,333	123,811	1,160,425

Total comprehensive income	$1,686,826	4,762,976	6,116,395	9,150,306

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$5,992,584	7,989,881
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,213,576	1,152,024
Provision for loan losses	2,107,000	1,253,000
Loss on sale and write-down of securities	140,335	561,832
Loss on sale of premises and equipment	1,404	-
Amortization of deferred gain on sale of premises	-	(9,967)
Loss on sale of repossessed assets	133,885	136,759
Stock compensation expense	10,708	5,790
Split-dollar life insurance expense	44,827	-
Change in:
Cash surrender value of life insurance	(182,324)	(181,582)
Other assets	(1,249,780)	(356,426)
Other liabilities	(1,267,891)	(293,081)

Net cash provided by operating activities	6,944,324	10,258,230

Cash flows from investing activities:
Purchases of investment securities available for sale	(33,484,971)	(13,925,092)
Proceeds from calls and maturities of investment securities available for sale	14,142,487	4,903,721
Proceeds from sales of investment securities available for sale	23,444,994	8,362,525
Purchases of other investments	(2,978,362)	(4,383,400)
Proceeds from sale of other investments	3,109,500	4,923,000
Net change in loans	(46,600,605)	(39,329,536)
Purchases of premises and equipment	(1,612,917)	(5,652,751)
Proceeds from sale of premises and equipment	33,545	-
Proceeds from sale of repossessed assets	1,560,476	425,158

Net cash used by investing activities	(42,385,853)	(44,676,375)

Cash flows from financing activities:
Net change in deposits	60,228,732	41,628,240
Net change in securities sold under agreement to repurchase	4,647,573	13,897,542
Proceeds from FHLB borrowings	68,600,000	184,200,000
Repayments of FHLB borrowings	(79,100,000)	(196,500,000)
Proceeds from exercise of stock options	43,948	272,166
Common stock repurchased	(548,775)	(2,275,200)
Cash paid in lieu of fractional shares	-	(3,354)
Cash dividends paid	(2,015,141)	(1,656,381)

Net cash provided by financing activities	51,856,337	39,563,013

Net change in cash and cash equivalent	16,414,808	5,144,868

Cash and cash equivalents at beginning of period	29,799,627	21,500,318

Cash and cash equivalents at end of period	$46,214,435	26,645,186

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine months ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$18,221,245	20,126,499
Income taxes	$3,261,800	4,224,000

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net of tax	$(578,013)	(708,319)
Change in unrealized gain (loss) on derivative financial
instruments, net of tax	$701,825	(452,106)
Transfer of loans to other real estate and repossessions	$3,209,451	478,424
Financed portion of sale of other real estate	$882,916	-
Reclassification of an investment from other assets
to securities available for sale	$-	499,995
Reclassification of an investment from other investments
to securities available for sale	$-	600,000
EITF 06-4 retained earnings reduction	$466,917	-

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) ratified the conclusions reached by the Emerging Issues Task Force (EITF) on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue requires companies to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years.  EITF 06-4 was effective for the Company as of January 1, 2008.  During first quarter 2008, the Company made a $467,000 reduction to retained earnings for the cumulative effect of EITF 06-4 as of January 1, 2008 pursuant to the guidance of this pronouncement to record the portion of this benefit earned by participants prior to adoption of this pronouncement.  During the third quarter of 2008, the Company recognized $14,000 in expense associated with EITF 06-4.  The Company has recognized $45,000 in expense associated with EITF 06-4 for the nine months ended September 30, 2008.

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

SFAS 157 establishes a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company’s fair value measurements for items measured at fair value at September 30, 2008 included:

	Fair Value Measurements September 30, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$115,845,961	1,304,428	113,291,533	1,250,000
Market value of derivatives (in other assets)	$2,354,133	-	2,354,133	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2008:

Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250,000
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	1,000,000
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250,000

Change in unrealized gain/(loss) for assets still held in Level 3	$0

In accordance with the provisions of SFAS 114, the Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At September 30, 2008, the Company had specific reserves of $867,000 in the allowance for loan losses on loans totaling $7.3 million.  The Company’s September 30, 2008 fair value measurement for impaired loans is presented below:

	Fair Value Measurements September 30, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2008
Impaired loans	$6,406,548	-	-	6,406,548	-
Other Real Estate	$3,025,921	-	-	3,025,921	-

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

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This FSP provides guidance on accounting for a transfer of a financial asset and a repurchase financing under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”   This FSP is not expected to have a material effect on the Company's financial position, results of operations or disclosures.

In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  This FSP is not expected to have any effect on the Company's financial position, results of operations or disclosures.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP is not expected to have any effect on the Company's financial position, results of operations or disclosures.

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

In September 2008, the FASB issued FASB Staff Position (FSP) FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45 and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP is an amendment to SFAS No. 133, which provides for enhanced disclosure requirements for credit risk derivatives.  This FSP is not expected to have any effect on the Company's financial position, results of operations or disclosures.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  This FSP is not expected to have any effect on the Company's financial position, results of operations or disclosures.

(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2008 and 2007:

	2008	2007

Balance, beginning of period	$9,103,058	8,303,432
Provision for loan losses	2,107,000	1,253,000
Less:
Charge-offs	(1,667,687)	(1,178,791)
Recoveries	220,345	309,392
Net charge-offs	(1,447,342)	(869,399)

Balance, end of period	$9,762,716	8,687,033

(3)	Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2008 is as follows:

For the three months ended September 30, 2008
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,746,340	5,589,056	$0.31
Effect of dilutive securities:
Stock options	-	46,726
Diluted earnings per share	$1,746,340	5,635,782	$0.31

For the nine months ended September 30, 2008
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$5,992,584	5,600,109	$1.07
Effect of dilutive securities:
Stock options	-	64,544
Diluted earnings per share	$5,992,584	5,664,653	$1.06

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2007 is as follows:

For the three months ended September 30, 2007
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$2,612,643	5,675,701	$0.46
Effect of dilutive securities:
Stock options	-	108,387
Diluted earnings per share	$2,612,643	5,784,088	$0.45

For the nine months ended September 30, 2007
	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$7,989,881	5,723,276	$1.40
Effect of dilutive securities:
Stock options	-	114,293
Diluted earnings per share	$7,989,881	5,837,570	$1.37

(4)	Stock-Based Compensation

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

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vest over a five-year period.  Options granted subsequent to 1999 vest over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three and nine months ended September 30, 2008 and 2007.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock during the nine months ended September 30, 2008 at a grant date fair value of $12.80 per share. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of September 30, 2008, there was $40,000 of total unrecognized compensation cost related to restricted stock grants, which is expected to be recognized over a period of three years.

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

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rates, market and monetary fluctuations.  Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.  Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that (1) local employers may be required to eliminate employment positions of individual borrowers and (2) commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating its allowance for loan losses, and changes in these economic conditions could result in increases or decreases to the provision for loan losses.

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

The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 in response to the current financial crisis.  Two key components of this act are the Troubled Assets Relief Program (“TARP”) and the Capital Purchase Program (“CPP”).  The TARP allows financial institutions to sell troubled assets to the U.S. Treasury.  The Company will not participate in the TARP.  The CPP allows qualifying financial institutions to issue senior preferred shares to the Treasury.   The senior preferred shares will qualify as Tier 1 capital and will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five.  The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The senior preferred shares will be callable at par after three years.  Prior to the end of three years, the senior preferred may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. Treasury may also transfer the senior preferred shares to a third party at any time.  In conjunction with the purchase of senior preferred shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment.  The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average. Companies participating in the CPP must adopt the Treasury’s standards for executive compensation and corporate governance.  The Company is currently evaluating its participation in the CPP.

The Bank opened a new office in Mecklenburg County, in Cornelius, North Carolina in June 2007 and a new office in Iredell County, in Mooresville, North Carolina in January 2008.  Also in January 2008, the Bank opened a new Banco de la Gente office in Wake County, in Raleigh, North Carolina in a continuing effort to serve the Latino community.  While there are no additional traditional offices planned in 2008, management will consider opening at least one new traditional office in Mecklenburg or Iredell counties in the next two to three years and additional Banco de la Gente offices in metropolitan areas in North Carolina.

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

In September 2006, the Financial Accounting Standard Board (“FASB”) ratified the conclusions reached by the Emerging Issues Task Force (EITF) on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue requires companies to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years.  EITF 06-4 was effective for the Company as of January 1, 2008.  During first quarter 2008, the Company made a $467,000 reduction to retained earnings for the cumulative effect of EITF 06-4 as of January 1, 2008 pursuant to the guidance of this pronouncement to record the portion of this benefit earned by participants prior to adoption of this pronouncement.  During the third quarter of 2008, the Company recognized $14,000 in expense associated with EITF 06-4.  The Company has recognized $45,000 in expense associated with EITF 06-4 for the nine months ended September 30, 2008.

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

SFAS 157 establishes a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company’s fair value measurements for items measured at fair value at September 30, 2008 included:

	Fair Value Measurements September 30, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$115,845,961	1,304,428	113,291,533	1,250,000
Market value of derivatives (in other assets)	$2,354,133	-	2,354,133	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2008:

Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250,000
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	1,000,000
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250,000

Change in unrealized gain/(loss) for assets still held in Level 3	$0

In accordance with the provisions of SFAS 114, the Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At September 30, 2008, the Company had specific reserves of $867,000 in the allowance for loan losses on loans totaling $7.3 million.  The Company’s September 30, 2008 fair value measurement for impaired loans is presented below:

	Fair Value Measurements September 30, 2008	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2008
Impaired loans	$6,406,548	-	-	6,406,548	-
Other Real Estate	$3,025,921	-	-	3,025,921	-

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

In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This FSP provides guidance on accounting for a transfer of a financial asset and a repurchase financing under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities.”   This FSP is not expected to have a material effect on the Company's financial position, results of operations or disclosures.

In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  This FSP is not expected to have any effect on the Company's financial position, results of operations or disclosures.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP is not expected to have any effect on the Company's financial position, results of operations or disclosures.

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

In September 2008, the FASB issued FASB Staff Position (FSP) FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45 and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP is an amendment to SFAS No. 133, which provides for enhanced disclosure requirements for credit risk derivatives.  This FSP is not expected to have any effect on the Company's financial position, results of operations or disclosures.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  This FSP is not expected to have any effect on the Company's financial position, results of operations or disclosures.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Results of Operations
Summary.  Net earnings for the third quarter of 2008 were $1.7 million, or $0.31 basic and diluted net earnings per share as compared to $2.6 million, or $0.46 basic net earnings per share and $0.45 diluted net earnings per share for the same period one year ago.  The decrease in net earnings is attributable to a decrease in net interest income, an increase in provision for loan losses and an in increase in non-interest expense, which were partially offset by an increase in non-interest income.

The annualized return on average assets was 0.74% for the three months ended September 30, 2008 compared to 1.22% for the same period in 2007, and annualized return on average shareholders' equity was 9.40% for the three months ended September 30, 2008 compared to 15.35% for the same period in 2007.

Net earnings for the nine months ended September 30, 2008 were $6.0 million, or $1.07 basic net earnings per share and $1.06 diluted net earnings per share as compared to $8.0 million, or $1.40 basic net earnings per share and $1.37 diluted net earnings per share for the same period in 2007.  The decrease in net earnings for the nine-month period ended September 30, 2008 is primarily attributable to a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income.

The annualized return on average assets was 0.87% and 1.28% for the nine months ended September 30, 2008 and 2007, respectively.  Annualized return on average shareholders’ equity was 10.56% for the nine months ended September 30, 2008 compared to 15.41% for the same period in 2007.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $8.5 million for the three months ended September 30, 2008, a decrease of 1% from the $8.6 million earned in the same period in 2007.

This decrease is primarily attributable to a 275 basis point reduction in the Bank’s prime commercial lending rate from September 30, 2007 to September 30, 2008.  The decrease in loan interest income resulting from a decline in prime rate was partially offset by an increase in income from derivative instruments.

Interest income decreased $1.5 million or 10% for the three months ended September 30, 2008 compared with the same period in 2007.  The decrease was due to a 275 basis point reduction in the Bank’s prime commercial lending rate, which was partially offset by an increase in the average outstanding balance of loans and income from interest rate derivative  contracts. Net income from derivative instruments was $907,000 for the three months ended September 30, 2008 when compared to a net loss of $114,000 for the same period in 2007.  The average yield on earning assets for the quarters ended September 30, 2008 and 2007 was 6.43% and 7.82%, respectively.  During the quarter ended September 30, 2008, average loans increased $84.8 million to $757.4 million from $672.6 million for the three months ended September 30, 2007.  During the quarter ended September 30, 2008, average investment securities available-for-sale decreased $7.0 million to $113.5 million from $120.5 million for the three months ended September 30, 2007.

Interest expense decreased $1.4 million or 20% for the three months ended September 30, 2008 compared with the same period in 2007.  The average rate paid on interest-bearing checking and savings accounts was 1.57% for the three months ended September 30, 2008 as compared to 2.27% for the same period of 2007.  The average rate paid on certificates of deposits was 3.40% for the three months ended September 30, 2008 compared to 4.86% for the same period one year ago.

Net interest income for the nine-month period ended September 30, 2008 was $24.7 million, a decrease of 4% from net interest income of $25.9 million for the nine months ended September 30, 2007.  This decrease is primarily attributable to a reduction in the Bank’s prime commercial lending rate.  The decrease in loan interest income resulting from a decline in prime rate was partially offset by an increase in income from derivative instruments.

Interest income decreased $3.5 million or 8% to $42.7 million for the nine months ended September 30, 2008 compared to $46.3 million for the same period in 2007.  The decrease was primarily due to a decrease in the average yield received on loans resulting from Federal Reserve interest rate decreases, which were partially offset by an increase in the average outstanding balance of loans and income from interest rate derivative contracts.  Net income from derivative instruments was $2.2 million for the nine months ended September 30, 2008 compared to a net loss of $323,000 for the same period of 2007.  The average yield earned on loans, including fees, was 6.95% for the nine months ended September 30, 2008 as compared to 8.47% for the same period of 2007.  During the nine months ended September 30, 2008, average loans increased $83.8 million to $738.0 million from $654.2 million for the same period in 2007.  Average investment securities available for sale decreased $4.5 million to $115.9 million in the nine months ended September 30, 2008 compared to the same period in 2007.  All other interest-earning assets including federal funds sold decreased to an average of $12.6 million in the nine months ended September 30, 2008 from $17.5 million in the same period in 2007.  The tax equivalent yield on average earning assets decreased to 6.68% for the nine months ended September 30, 2008 as compared to 7.92% for the nine months ended September 30, 2007.

Interest expense decreased 12% to $18.0 million for the nine months ended September 30, 2008 compared to $20.4 million for the corresponding period in 2007.  The decrease in interest expense was due to a decrease in the cost of funds to 3.29% for the nine months ended September 30, 2008 from 4.15% for the same period in 2007, partially offset by an increase in the volume of interest-bearing liabilities.  The decrease in the cost of funds is primarily attributable to decreases in the average rate paid on interest-bearing deposits.  The average rate paid on interest-bearing checking and savings accounts was 1.67% for the nine months ended September 30, 2008 as compared to 2.17% for the same period in 2007.  The average rate paid on certificates of deposits was 3.83% for the nine months ended September 30, 2008 from 4.83% for the same period one year ago.

Provision for Loan Losses.  For the three months ended September 30, 2008, a contribution of $1.0 million was made to the provision for loan losses compared to $296,000 for the same period one year ago.  The increase in provision for loan losses is primarily attributable to a $5.2 million increase in non-performing assets from September 30, 2007 to September 30, 2008, an increase in net charge-offs to $914,000 from $123,000 and increased loan growth.  Net charge-offs in the quarter ended September 30, 2008 included charge-offs of $501,000 on loans to a local builder whose loans were foreclosed upon in the same quarter.  The Bank had $3.2 million in Other Real Estate Owned at September 30, 2008, of which $2.2 million was from loans to a local builder on three residential properties.  The largest property is a home with a current book value of $1.3 million after the Bank paid $1.0 million to the holder of the first mortgage at foreclosure.

For the nine months ended September 30, 2008 a contribution of $2.1 million was made to the provision for loan losses compared to a $1.3 million contribution to the provision for loan losses for the nine months ended September 30, 2007.  The increase in the provision for loan losses is primarily attributable to an increase in non-performing assets, net charge-offs and increased loan growth.

Non-Interest Income.  Total non-interest income was $2.5 million in the third quarter of 2008 as compared to $2.0 million for the same period of 2007.  Increases in components of non-interest income for the three months ended September 30, 2008 compared to the same period last year were primarily attributable to increases in service charges and fees and miscellaneous income.  These increases in non-interest income were combined with a $227,000 decrease in the loss on sale of securities in third quarter 2008 when compared to third quarter 2007.  The loss on the sale and write-down of securities for the three months ended September 30, 2008 includes a $300,000 write-down of an asset classified as investment securities available for sale.  Management determined the market value of this investment had decreased significantly and was not a temporary impairment therefore a write-down was appropriate during the third quarter 2008.  The remaining book balance of this asset is less than $200,000.  This asset is a publicly traded bank stock but is not Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).  The Company does not own any stock in FNMA or FHLMC.  Service charges increased 30% to $1.4 million for the three months ended September 30, 2008 when compared to the same period one year ago.  Other service charges and fees increased 18% to $575,000 for the three-month period ended September 30, 2008 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Mortgage banking income increased to $166,000 during the three months ended September 30, 2008 from $136,000 for the same period in 2007.  Insurance and brokerage commissions decreased to $104,000 during the three months ended September 30, 2008 from $177,000 for the same period last year.  Miscellaneous income was $391,000 for the three months ended September 30, 2008, a 20% decrease from $491,000 for the same period in 2007.  This decrease in miscellaneous income is primarily due to a $106,000 increase in losses on sale of Other Real Estate Owned in third quarter 2008 when compared to third quarter 2007.

Total non-interest income was $7.9 million for the nine months ended September 30, 2008, a 26% increase over the $6.3 million for the same period in 2007.  This increase is primarily due to an increase in service charges and fees and mortgage banking income.  These increases in non-interest income were combined with a $421,000 decrease in the loss on sale and write-down of securities for the nine months ended September 30, 2008 when compared to the same period last year. Service charges increased 26% to $3.8 million for the nine months ended September 30, 2008 when compared to the same period one year ago.  Other service charges and fees increased 29% to $1.8 million for the nine months ended September 30, 2008 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Mortgage banking income increased 21% to $526,000 for the nine months ended September 30, 2008 when compared to the same period in 2007 due to an increase in brokered loan activity.  Insurance and brokerage commissions decreased to $330,000 for the nine months ended September 30, 2008 from $409,000 for the same period last year.  Miscellaneous income was $1.5 million for the nine months ended September 30, 2008 and 2007.

 Non-Interest Expense.  Total non-interest expense increased 17% to $7.3 million for the third quarter of 2008 as compared to $6.2 million for the corresponding period in 2007.  Salary and employee benefits totaled $3.9 million for the three months ended September 30, 2008, an increase of 20% from the same period in 2007.  The increase in salary and employee benefits is due to normal salary increases and expense associated with additional staff for new branches.  Occupancy expense increased 2% for the quarter ended September 30, 2008.  Other non-interest expense increased 22% to $2.2 million for the three months ended September 30, 2008 as compared to the same period in 2007.   This increase in other non-interest expense is primarily attributable to increase of $115,000 in FDIC insurance expense and an increase of $95,000 in deposit program expense.

Total non-interest expense was $21.3 million for the nine months ended September 30, 2008, an increase of 16% over the same period in 2007.  Salary and employee benefits totaled $11.4 million for the nine months ended September 30, 2008, an increase of 15% over the same period in 2007.  The increase in salary and employee benefits is primarily due to normal salary increases and expenses associated with additional staff for new branches.  Occupancy expense increased 4% for the nine months ended September 30, 2008 due to an increase in furniture and equipment expense and lease expense associated with new branches. Other non-interest expense increased 25% to $6.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007.  This increase in other non-interest expense is primarily attributable to an increase of $342,000 in FDIC insurance expense, an increase of $283,000 in deposit program expense and an increase of $93,000 in advertising expense.

Income Taxes.  The Company reported income taxes of $942,000 and $1.5 million for the third quarters of 2008 and 2007, respectively.  This represented effective tax rates of 35% and 36% for the respective periods.

The Company reported income taxes of $3.2 million and $4.5 million for the nine months ended September 30, 2008 and 2007, respectively.  This represented an effective tax rate of 35% and 36% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $115.8 million at September 30, 2008 compared to $121.0 million at December 31, 2007.  Average investment securities available for sale for the nine months ended September 30, 2008 amounted to $115.9 million compared to $120.4 million for the year ended December 31, 2007.

Loans.  At September 30, 2008, loans amounted to $765.1 million compared to $722.3 million at December 31, 2007, an increase of $42.8 million.  Average loans represented 85% and 83% of total earning assets for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2008, the Company had $98.6 million in residential mortgage loans, $91.0 million in home equity loans and $269.2 million in commercial mortgage loans, which include $214.8 million using commercial property as collateral and $54.4 million using residential property as collateral.  At September 30, 2008, commercial mortgage loans included $126.5 million in speculative construction and development loans.

Residential mortgage loans include $40.2 million made to customers in the Company’s traditional banking offices and $58.4 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment in accordance with

SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At September 30, 2008 and December 31, 2007, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $7.3 million and $8.0 million, respectively, with related allowance for loan losses of approximately $867,000 and $1.2 million at September 30, 2008 and December 31, 2007, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2008 as compared to the year ended December 31, 2007. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at September 30, 2008 amounted to $9.8 million or 1.28% of total loans compared to $9.1 million or 1.26% of total loans at December 31, 2007.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2008 and December 31, 2007.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	09/30/2008	12/31/2007
Risk 1 (Excellent Quality)	7.03%	11.06%
Risk 2 (High Quality)	16.15%	14.06%
Risk 3 (Good Quality)	65.14%	62.53%
Risk 4 (Management Attention)	8.49%	9.51%
Risk 5 (Watch)	1.30%	1.57%
Risk 6 (Substandard)	0.70%	0.13%
Risk 7 (Low Substandard)	0.00%	0.03%
Risk 8 (Doubtful)	0.00%	0.00%
Risk 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At September 30, 2008 there were two relationships exceeding $1.0 million (which totaled $3.9 million) in the

Watch risk grade, two relationships exceeding $1.0 million (which totaled $4.0 million) in the Substandard risk grade and no relationships exceeding $1.0 million in the Low Substandard risk grade. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

Non-performing Assets.  Non-performing assets totaled $12.6 million at September 30, 2008 or 1.30% of total assets, compared to $8.5 million at December 31, 2007, or 0.93% of total assets.  Non-accrual loans were $9.0 million at September 30, 2008 and $8.0 million at December 31, 2007.  As a percentage of total loans outstanding, non-accrual loans were 1.18% at September 30, 2008 compared to 1.11% at December 31, 2007.  The increase in non-accrual loans is primarily due to the inclusion of a $824,000 rental property loan.  The Bank had loans 90 days past due and still accruing at September 30, 2008 of $522,000.  At December 31, 2007, the Bank had no loans 90 days past due and still accruing.  Other Real Estate Owned totaled $3.0 million as of September 30, 2008 as compared to $483,000 at December 31, 2007.  At September 30, 2008, Other Real Estate Owned included eleven residential properties acquired thorough foreclosure totaling $2.8 million, as compared to three residential properties acquired through foreclosure, totaling $230,000 at December 31, 2007.  Three residential properties, totaling $2.2 million, in Other Real Estate Owned at September 30, 2008 were from loans to a local builder that were foreclosed upon in the third quarter.   The largest property is a home with a current book value of $1.3 million after the Bank paid $1.0 million to the holder of the first mortgage at foreclosure.  The Bank had $1,000 in repossessed assets as of September 30, 2008 and no repossessed assets as of December 31, 2007.

Total non-performing loans, which include non-accrual loans and loans 90 days past due and still accruing, were $9.5 million and $8.0 million at September 30, 2008 and December 31, 2007, respectively.  The ratio of non-performing loans to total loans was 1.24% at September 30, 2008, as compared to 1.11% at December 31, 2007.

           Deposits.  Total deposits at September 30, 2008 were $753.9 million, an increase of $60.3 million over deposits of $693.6 million at December 31, 2007. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $27.4 million to $517.5 million at September 30, 2008 as compared to $490.1 million at December 31, 2007.  The Bank introduced remote deposit capture for customers in 2007 which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers.  Certificates of deposit in amounts greater than $100,000 or more totaled $230.9 million at September 30, 2008 as compared to $203.5 million at December 31, 2007.  At September 30, 2008, brokered deposits amounted to $65.0 million as compared to $53.9 million at December 31, 2007.  Brokered deposits outstanding as of September 30, 2008 had a weighted average rate of 3.55% with a weighted average original term of seven months.

Borrowed Funds. Borrowings from the FHLB totaled $77.0 million at September 30, 2008 compared to $87.5 million at December 31, 2007.  The average balance of FHLB borrowings for the nine months ended September 30, 2008 was $79.4 million compared to $80.1 million for the year ended December 31, 2007.  At September 30, 2008, all of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $72.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB.  The Company had no federal funds purchased as of September 30, 2008 or December 31, 2007.

Securities sold under agreements to repurchase were $32.2 million at September 30, 2008 compared to $27.6 million at December 31, 2007.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the three months ended September 30, 2008 totaled $866.5 million, exceeding average rate sensitive liabilities of $731.1 million by $135.4 million.

In order to assist in achieving a desired level of interest rate sensitivity, the Company entered into off-balance sheet contracts that are considered derivative financial instruments.  As of September 30, 2008, the Company had cash flow hedges with a notional amount of $200.0 million.  These derivative instruments consist of four interest rate floor contracts and one interest rate swap contract.  The interest rate floor contracts are used to hedge future cash flows from payments on the first $150.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment during the terms of the interest rate floor contracts.  If the prime rate falls below the contract rate during the term of the contract, the Company will receive payments based on notional amount times the difference between the contract rate and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is equal to or higher than the contract rate.  The interest rate swap contract is used to convert $50.0 million of variable rate loans to a fixed rate.  Under the swap contract, the Company receives a fixed rate of 6.245% and pays a variable rate based on the current prime rate (5.00% at September 30, 2008) on the notional amount of $50.0 million.  The swap agreement matures in June 2011.  The Company recognized $2.2 million in interest income, net of premium amortization, from interest rate derivative contracts during the first nine months of 2008.  Based on the current interest rate environment, it is expected the Company will continue to receive income on these interest rate contracts throughout 2008.  The following tables present additional information on the Company’s derivative financial instruments.

DERIVATIVE INSTRUMENTS AS OF SEPTEMBER 30, 2008
(Dollars in Thousands)

Type of Derivative	Notional Amount	Contract Rate	Premium	Year-to-date Income (Net of Premium Amortization)
Interest rate floor contact*	$-	-	$-	$151
Interest rate floor contact	35,000	7.000%	203	354
Interest rate floor contact	45,000	7.500%	562	555
Interest rate floor contact	35,000	8.000%	399	604
Interest rate floor contact	35,000	7.250%	634	339
Interest rate swap contact	50,000	6.245%	-	209
	$200,000		$1,798	$2,212

* Interest rate floor contract matured during third quarter 2008

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in Thousands)

	Asset Derivatives				Liability Derivatives
	As of September 30, 2008		As of December 31, 2007		As of September 30, 2008		As of December 31, 2007
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate derivative
contracts	Other assets	$ 2,354	Other assets	$ 1,907	N/A	$ -	N/A	$ -

Included in the rate sensitive assets are $493.7 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2008, the Bank had $97.5 million in loans with interest rate floors.  The floors were in effect on $53.5 of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.04% higher than the indexed rate on the promissory notes without interest rate floors.

The Bank also had $42,000 in loans that are tied to the prime rate that had 6.00% interest rate caps in effect due to the Soldiers and Sailors’ Civil Relief Act.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2008 such unfunded commitments to extend credit were $170.1 million, while commitments in the form of standby letters of credit totaled $4.6 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2008, the Company’s core deposits totaled $517.5 million, or 69% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased and FHLB advances.  The Bank is also able to borrow from the Federal Reserve Discount Window on a short-term basis.  The Bank added to its liquidity at September 30, 2008 by increasing its borrowing capacity at the Federal Reserve.  The Bank pledged loans receivable totaling $294.4 million and now has the ability to borrow $224.8 million from the Federal Reserve.  The Bank has tested its access to the line with the Federal Reserve as part of its on-going liquidity management and now has immediate access to its line of credit.

At September 30, 2008, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $59.5 million, which mature over the next seven months.  The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank had a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $77.0 million at September 30, 2008.  The remaining availability at FHLB was $73.8 million at September 30, 2008.  The Bank also had the ability to borrow up to $42.0 million for the purchase of overnight federal funds from four correspondent financial institutions as of September 30, 2008.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 28.55% at September 30, 2008 and 28.04% at December 31, 2007.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2008 and December 31, 2007 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in Thousands)

	September 30, 2008	December 31, 2007

Contractual Cash Obligations
Long-term borrowings	$77,000	77,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,755	5,290

Total	$102,374	102,909

Other Commitments
Commitments to extend credit	$170,743	190,654
Standby letters of credit and financial guarantees written	4,584	3,894

Total	$175,327	194,548

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

Capital Resources.  Shareholders’ equity at September 30, 2008 was $73.2 million compared to $70.1 million at December 31, 2007.  At September 30, 2008 and December 31, 2007, unrealized gains (losses), net of taxes, amounted to unrealized gains of $1.8 million and $1.7 million, respectively.  Annualized return on average equity for the nine months ended September 30, 2008 was 10.56% compared to 16.03% for the year ended December 31, 2007.  Total cash dividends paid during the nine months ended September 30, 2008 amounted to $2.0 million as compared to total cash dividends of $1.7 million paid for the first nine months of 2007.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $2.0 million in common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of November 2007.  During 2007, the Company repurchased $1.9 million, or 100,000 shares, of its common stock under this plan.

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 75,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of August 2008.  The Company has repurchased 75,497 shares, or $1.2 million, of its common stock under this plan.  The Board of Directors ratified the purchase of 497 additional shares in March 2008.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 100,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of March 2009.  The Company has repurchased 15,500 shares, or $199,000, of its common stock under this plan as of September 30, 2008.  The Company repurchased 50,000 shares, or $577,500, of its common stock under this plan on October 27, 2008.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2008 and December 31, 2007 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 10.94% and 11.03% at September 30, 2008 and December 31, 2007, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 12.10% and 12.16% at September 30, 2008 and December 31, 2007, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 9.92% and 10.43% at September 30, 2008 and December 31, 2007, respectively.

The Bank’s Tier 1 risk-based capital ratio was 9.91% and 9.80% at September 30, 2008 and December 31, 2007, respectively.  The total risk-based capital ratio for the Bank was 11.08% and 10.93% at September 30, 2008 and December 31, 2007, respectively.   The Bank’s Tier 1 leverage capital ratio was 8.98% and 9.26% at September 30, 2008 and December 31, 2007, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2008 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2008	-	$-	-	84,500

August 1 - 31, 2008	-	-	-	84,500

September 1 - 30, 2008	2,510	11.59	-	84,500

Total	2,510	$11.59	-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the quarter ended September 30, 2008.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

	Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-Q filed with the
Securities and Exchange Commission on November 7, 2007

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-
A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (10)(a)	Employment Agreement between Peoples Bank and Tony W. Wolfe incorporated by reference to Exhibit (10)(a) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman, Jr.
incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(c)	Employment Agreement between Peoples Bank and William D. Cable, Sr.
incorporated by reference to Exhibit (10)(d) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(d)	Employment Agreement between Peoples Bank and Lance A. Sellers incorporated by reference to Exhibit (10)(e) to the Form 10-K filed with the Securities and
Exchange Commission on March 30, 2000

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on
March 15, 2007

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among
Peoples Bancorp of North Carolina, Inc., PEBK Capital Trust II and Bear, Sterns
Securities Corp. incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006 incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June
28, 2006 incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of North
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

Peoples Bancorp of North Carolina, Inc.

November 10, 2008	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2008	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)