Form 10-K
period 2008-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2009-03-20
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $48,085,617 based on the closing price of such common stock on June 30, 2008, which was $10.89 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,539,056 shares of common stock, outstanding at February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2008 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2009 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 7, 2009 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

		Notice of 2009
		Annual Meeting,
	2008 Form	Proxy Statement
	10-K	and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 11	N/A
Item 1A - Risk Factors	11 - 15	N/A
Item 1B - Unresolved Staff Comments	15	N/A
Item 2 - Properties	16	N/A
Item 3 - Legal Proceedings	16	N/A
Item 4 - Submission of Matters to a Vote of Security Holders	16	N/A

PART II
Item 5 - Market for the Common Equity, Related Shareholder Matters and
Issuer Purchases of Equity Securities	17 - 18	A-28
Item 6 - Selected Financial Data	18	A-3
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	18	A-4 - A-29
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	18	A-26
Item 8 - Financial Statements and Supplementary Data	18	A-30 - A-61
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	18	N/A
Item 9A - Controls and Procedures	19	N/A
Item 9B - Other Information	19	N/A

PART III
Item 10 - Directors and Executive Officers of the Registrant	20	A-62
Item 11 - Executive Compensation	20	11 - 27
Item 12 - Security Ownership of Certain Beneficial Owners and Management	20	4 - 7
Item 13 - Certain Relationships and Related Transactions	20	28
Item 14 - Principal Accountant Fees and Services	20	35

PART IV
Item 15 - Exhibits and Financial Statement Schedules	21 - 24	N/A

Signatures	25	N/A

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 21 banking offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  At December 31, 2008, the Company had total assets of $968.8 million, net loans of $770.2 million, deposits of $721.1 million, total securities of $131.2 million, and shareholders’ equity of $101.1 million.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans.  Real estate loans are predominately variable rate commercial property loans, which include residential development loans to commercial customers.  Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio.  The majority of the Bank's deposit and loan customers are individuals and small to medium-sized businesses located in the Bank's market area.  The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank’s Banco de le Gente offices.  Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-29 of the Annual Report, which is included in this Form 10-K as Exhibit 13.

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the "Commissioner").

At December 31, 2008, the Bank employed 270 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company.  The Bank has two subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc.  Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank's customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services.  Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services.

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

Market Area

The Bank's primary market consists of the communities in an approximately 50-mile radius around its headquarters office in Newton, North Carolina.  This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County.  The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.  The Bank has two offices in Mecklenburg County, one office in Union County and one office in Wake County specifically designed to serve the growing Latino market.

Employment in the Bank's primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities.  Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Merchant Distributors, Inc (wholesale food distributor), Hickory Springs (manufacturer of foam rubber cushions), Catawba Valley Medical Center, Catawba County, Sherrill Furniture Company, CV Industries (furniture manufacturer), McCreary Modern (furniture manufacturer) and Garbage Disposal Service (garbage disposal and recycling)

Competition

The Bank has operated in the Catawba Valley region for more than 95 years and is the only financial institution headquartered in Newton.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2008 comparative data, the Bank had 21.88% of the deposits in Catawba County, placing it second in deposit size among a total of 13 banks with branch offices in Catawba County; 9.90% of the deposits in Lincoln County, placing it sixth in deposit size among a total of nine banks with branch offices in Lincoln County and 13.01% of the deposits in Alexander County, placing it fifth in deposit size among a total of seven banks with branch offices in Alexander County.

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

Capital Requirements for the Bank.  The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock.  As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC.  Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.  The Bank exceeded all applicable capital requirements as of December 31, 2008.  At December 31, 2008, the Company’s Tier I risk-based capital and total risk-based capital were 13.65% and 14.90%, respectively.

Dividend and Repurchase Limitations.  The Company must obtain Federal Reserve approval prior to repurchasing its Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.  Due to the Company's participation in the Capital Purchase Program ("CPP"), United States Treasury ("UST") approval is required for the Company to repurchase shares of outstanding common stock.

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

Under the terms of the CPP, the UST has a preferential right to the payment of cumulative dividends on the CPP Series A preferred stock.  No dividends are permitted to be paid to common shareholders unless all accrued and unpaid dividends for all past dividend periods on the CPP preferred stock were fully paid. Any increase in dividends to common shareholders above the amount last declared prior to October 14, 2008 ($0.12 per share quarterly in the case of the Company) is subject to the consent of the UST for the first three years of the CPP preferred stock investment.

Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC amended its risk-based deposit assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Bank was assessed at an average rate of 6.09 basis points in 2008.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

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

The FDIC has issued rules increasing the assessment rates banks pay for deposit insurance in order to restore the deposit insurance fund. The final rules uniformly raised rates for the first quarter of 2009 by 7 basis points, on an annual basis, for all banks. The FDIC also issued proposed rules where future rates would be based on an institution’s risk, with riskier institutions bearing a greater share of the proposed increase. Final rules on the risk-based premium assessment are expected in the first quarter of 2009.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).

The TAGP provides unlimited deposit insurance coverage through December 31, 2009, for non-interest bearing transaction accounts and certain interest-bearing accounts (negotiable order of withdrawal (NOW) accounts with interest rates of 0.50% or less and lawyers trust accounts) at FDIC-insured depository institutions.  Depository institutions participating in the TAGP will be assessed, on a quarterly basis, an annualized 10 basis points fee on the balance of each covered account in excess of the existing FDIC deposit insurance limit of $250,000 that was established on a temporary basis, through December 31, 2009, by the Emergency Economic Stabilization Act of 2008.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  The proceeds of debt guaranteed under the DGP may not be used to prepay debt that is not guaranteed by the FDIC.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.

The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company is participating in the TAGP and is eligible to participate in the DGP although the Company has not chosen to issue any debt under the program at this time.

Federal Home Loan Bank System.  The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2008, the Bank was in compliance with this requirement.

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

USA Patriot Act of 2001.  In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”).  The Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and contains various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”)was enacted in October 2008 in response to the financial crisis.  Under the EESA, the UST has the authority to take actions to restore liquidity and stability to the U.S. financial system.  The CPP was the first program under the UST’s Troubled Assets Relief Program (“TARP”).  The CPP is a voluntary program in which selected, healthy financial institutions were encouraged to participate.  Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things.  Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.  On December 23, 2008, the Company entered into a Securities Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  No dividends were declared or paid on the Series A preferred stock during 2008, and cumulative undeclared dividends at December 31, 2008 were $28,000.

American Recovery and Reinvestment Act of 2009.  The American Recovery and Reinvestment Act of 2009  was enacted in February 2009 to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the financial crisis and the resulting credit crunch.  The Company does not expect any significant impact from this legislation other the restrictions on executive compensation for companies participating in the TARP.

Government Monetary Policies and Economic Controls.  Our earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on our business and earnings or on the financial condition of our various customers.

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

Loss of key personnel could adversely impact results
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 16 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

An inadequate allowance for loan losses would reduce our earnings
The risk of credit losses on loans varies with, among other things, general economic conditions, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Considering such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances within assigned risk grades and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.  For further discussion related to our process for determining the appropriate level of the allowance for loan losses, see “Allowance for Loan Losses” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results and Operation” of this Annual Report, which is included in this Form 10-K as Exhibit 13.

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

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions
Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates, in the State of North Carolina and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. The business environment in North Carolina and the markets in which the Company operates has been less adverse than in the United States generally but continues to deteriorate. It is expected that the business environment in the State of North Carolina, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Bank faces strong competition from other banks and financial institutions which can hurt its business
The financial services industry is highly competitive.  The Bank competes against commercial banks, savings banks, savings and loan associations, credit unions, mortgage banks, brokerage firms, investment advisory firms, insurance companies and other financial institutions. Many of these entities are larger organizations with significantly greater financial, management and other resources than the Bank has.  Moreover, one national money center commercial bank is headquartered in Charlotte, North Carolina, only 40 miles from the Bank's primary market area.

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

The Government has the ability to change the terms of the TARP agreement at any time.  Future changes in the TARP agreement could adversely affect the Company.

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

Under the terms of the CPP, the UST has a preferential right to the payment of cumulative dividends on the CPP Series A preferred stock.  No dividends are permitted to be paid to common shareholders unless all accrued and unpaid dividends for all past dividend periods on the CPP preferred stock were fully paid. Any increase in dividends to common shareholders above the amount last declared prior to October 14, 2008 ($0.12 per share quarterly in the case of the Company) is subject to the consent of the UST for the first three years of the CPP preferred stock investment.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition
Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

From time to time the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

Our internal controls may be ineffective
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

Impairment of investment securities or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations
In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issues, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We rely on other companies to provide key components of our business infrastructure
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Our information systems may experience an interruption or breach in security
We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

New requirements under EESA and changes in the TARP CPP regulations may adversely affect our operations and financial condition
Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to our profitability and operations. In addition, the US government, either through the UST or some other federal agency, may also advance additional programs that could materially impact our profitability and operations.

Liquidity is essential to our businesses
Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

Negative publicity could damage our reputation
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

At December 31, 2008, the Bank conducted its business from the headquarters office in Newton, North Carolina, its Banco de la Gente administrative office and its 21 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  The following table sets forth certain information regarding the Bank's properties at December 31, 2008.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth under the section captioned "Market for the Company’s Common Equity and Related Shareholder Matters" on page A-28 of the Annual Report.  The Annual Report is included in this Form 10-K as Exhibit (13).  See "Item 1.  BUSINESS--Supervision and Regulation" above for regulatory restrictions which limit the ability of the Company to pay dividends.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*

January 1 - 31, 2008	-	$-	-	24,503	(1)

February 1 - 28, 2008	26,256	14.00	25,000	-

March 1 - 31, 2008	-	-	-	100,000	(2)

April 1 - 30, 2008	-	-	-	100,000	(2)

May 1 - 31, 2008	1,215	14.03	-	100,000	(2)

June 1 - 30, 2008	15,875	12.83	15,500	84,500	(2)

July 1 - 31, 2008	-	-	-	84,500	(2)

August 1 - 31, 2008	-	-	-	84,500	(2)

September 1 - 30, 2008	2,510	11.59	-	84,500	(2)

October 1 - 31, 2008	-	-	-	84,500	(2)

November 1 - 30, 2008	904	11.26	-	84,500	(2)

December 1 - 31, 2008	50,425	11.54	50,000	34,500	(2)

Total	97,185	$12.45	90,500

(1) Reflects number of shares that may yet be purchased under the Stock Repurchase Plan through the end of August 31, 2008 as authorized by the Company's Board of Directors in August 2007.

(2) Reflects number of shares that may yet be purchased under the Stock Repurchase Plan through the end of March 31, 2009 as authorized by the Company's Board of Directors in March 2008.

*Due to the Company's participation in the CPP, UST approval is required for the Company to repurchase shares of outstanding common stock.

The information required by Item 201(e), the Performance Graph, is set forth in the section captioned “Stock Performance Graph” on page A-29 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

On December 23, 2008, the Company issued 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of the Company's common stock to the United States Department of the Treasury through a private placement. This issuance of shares was not registered under the Securities Act of 1933 in reliance on the exemption set for in Section 4(2) thereof.

ITEM 6.                 SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which table is included in this Form 10-K as Exhibit (13).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-29 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-26 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data set forth on pages A-30 through A-61 of the Annual Report are included in this Form 10-K as Exhibit (13).

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

There have been no significant changes in internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and depositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent registered public accountants have issued an audit report on our assessment of the company’s internal control over financial reporting.  Their report is included herein.

/s/ Tony W. Wolfe	/s/ A. Joseph Lampron
Tony W. Wolfe	A. Joseph Lampron
Chief Executive Officer	Chief Financial Officer
March 20, 2009	March 20, 2009

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13)
and incorporated herein by reference)

	(a)	Report of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2008 and 2007

	(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2008, 2007 and
2006

	(d)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2008, 2007 and 2006

	(e)	Consolidated Statements of Comprehensive Income for the Years Ended December 31,
2008, 2007 and 2006

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007
and 2006

	(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-
K filed with the Securities and Exchange Commissionon December 29,
2008

Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the
Securities and Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (3)(ii) to the Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the
Form 8-A filed with the Securities and Exchange Commission on
September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to Exhibit (4)(1) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common
Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the
United States Department of the Treasury, incorporated by reference to
Exhibit (10)(1) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and Tony W. Wolfe, incorporated by reference to Exhibit (10)(a)(i) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony
W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit
(10)(a)(ii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and Joseph F. Beaman, Jr., incorporated by reference to Exhibit (10)(b)(i) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph
F. Beaman, Jr. dated December 18, 2008, incorporated by reference to
Exhibit (10)(b)(ii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and William D. Cable, Sr., incorporated by reference to Exhibit (10)(c)(i) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and
William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and Lance A. Sellers, incorporated by reference to Exhibit (10)(d)(i) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance
A.. Sellers dated December 18, 2008, incorporated by reference to Exhibit
(10)(d)(ii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008,
incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and
Long Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on
March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc.
Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to (10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and A. Joseph Lampron, incorporated by reference to Exhibit (10)(f)(i) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A.
Joseph Lampron dated December 18, 2008, incorporated by reference to
Exhibit (10)(f)(ii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron dated December 18, 2008,
incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and
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
North Carolina, Inc. and LaSalle Bank National Association, as Trustee,
relating to Junior Subordinated Debt Securities Due September 15, 2036,
incorporated by reference to Exhibit (10)(m) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(n)	Form of Amended and Restated Director Supplemental Retirement
Agreement between Peoples Bank and Directors Robert C. Abernethy,
James S. Abernethy, Douglas S. Howard, John W. Lineberger, Jr., Gary E.
Matthews, Dr. Billy L. Price, Jr., Larry E. Robinson, W. Gregory Terry,
Dan Ray Timmerman, Sr., and Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership
and Long Term Incentive Plan

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2008 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North
Carolina, Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Porter Keadle Moore, LLP

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: March 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony W. Wolfe	President and Chief Executive Officer	March 20, 2009
Tony W. Wolfe	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 20, 2009
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 20, 2009
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 20, 2009
Douglas S. Howard

/s/ A. Joseph Lampron	Executive Vice President and Chief	March 20, 2009
A. Joseph Lampron	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 20, 2009
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 20, 2009
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 20, 2009
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 20, 2009
Larry E. Robinson

/s/ William Gregory Terry	Director	March 20, 2009
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 20, 2009
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 20, 2009
Benjamin I. Zachary