Form 10-Q
period 2009-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2009-05-11
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

5,539,056 shares of common stock, outstanding at April 30, 2009.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2009 (Unaudited) and
	December 31, 2008	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2009 and 2008 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28-30
Signatures		31
Certifications		32-34

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,”  “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2008.

PART I.             FINANCIAL INFORMATION

Item 1.                    Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	December 31,
Assets	2009	2008
	(Unaudited)

Cash and due from banks	$41,185	19,743
Interest bearing deposits	1,402	1,453
Federal funds sold	-	6,733
Cash and cash equivalents	42,587	27,929

Investment securities available for sale	146,871	124,916
Other investments	6,201	6,303
Total securities	153,072	131,219

Loans	778,117	781,188
Less allowance for loan losses	(12,064)	(11,025)
Net loans	766,053	770,163

Premises and equipment, net	18,022	18,297
Cash surrender value of life insurance	7,085	7,019
Accrued interest receivable and other assets	13,497	14,135
Total assets	$1,000,316	968,762

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$105,171	104,448
NOW, MMDA & savings	228,020	210,058
Time, $100,000 or more	238,923	220,374
Other time	177,942	186,182
Total deposits	750,056	721,062

Demand notes payable to U.S. Treasury	750	1,600
Securities sold under agreement to repurchase	33,960	37,501
Short-term Federal Reserve Bank borrowings	12,500	5,000
FHLB borrowings	77,000	77,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	5,268	4,852
Total liabilities	900,153	867,634

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2009 and 2008	24,370	24,350
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,539,056 shares in 2009 and 2008	48,269	48,269
Retained earnings	22,856	22,985
Accumulated other comprehensive income	4,668	5,524
Total shareholders' equity	100,163	101,128

Total liabilities and shareholders' equity	$1,000,316	968,762

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three months ended March 31, 2009 and 2008

(Dollars in thousands, except per share amounts)

	2009	2008
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$11,066	13,044
Interest on federal funds sold	1	18
Interest on investment securities:
U.S. Government agencies	1,236	1,134
States and political subdivisions	253	227
Other	25	130
Total interest income	12,581	14,553

Interest expense:
NOW, MMDA & savings deposits	591	924
Time deposits	2,971	4,274
FHLB borrowings	854	947
Junior subordinated debentures	181	327
Other	105	208
Total interest expense	4,702	6,680

Net interest income	7,879	7,873

Provision for loans losses	1,766	391

Net interest income after provision for loan losses	6,113	7,482

Non-interest income:
Service charges	1,227	1,147
Other service charges and fees	593	629
Loss on sale and write-down of securities	(248)	-
Mortgage banking income	193	179
Insurance and brokerage commissions	103	106
Miscellaneous	318	545
Total non-interest income	2,186	2,606

Non-interest expense:
Salaries and employee benefits	3,579	3,715
Occupancy	1,355	1,242
Other	2,408	1,973
Total non-interest expense	7,342	6,930

Earnings before income taxes	957	3,158

Income taxes	332	1,104

Net earnings	625	2,054

Dividends and accretion on preferred stock	201	-

Net earnings available to common shareholders	$424	2,054

Basic earnings per share	$0.08	0.37
Diluted earnings per share	$0.08	0.36
Cash dividends declared per share	$0.10	0.12

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three months ended March 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
	(Unaudited)	(Unaudited)

Net earnings	$625	2,054

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	(483)	1,812
Reclassification adjustment for write-downs of
securities available for sale included
in net earnings	248	-
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(920)	2,347

Total other comprehensive income (loss),
before income taxes	(1,155)	4,159

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	(188)	706
Reclassification adjustment for write-downs of
securities available for sale included
in net earnings	97	-
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(208)	888

Total income tax expense (benefit) related to
other comprehensive income	(299)	1,594

Total other comprehensive income (loss),
net of tax	(856)	2,565

Total comprehensive income (loss)	$(231)	4,619

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$625	2,054
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	527	418
Provision for loan losses	1,766	391
Write-down of investment securities	248	-
Loss on sale of premises and equipment	-	1
Loss (gain) on sale of repossessed assets	15	(20)
Write-down of other real estate and repossessions	200	-
Change in:
Cash surrender value of life insurance	(66)	(61)
Other assets	(138)	(935)
Other liabilities	416	613

Net cash provided by operating activities	3,593	2,461

Cash flows from investing activities:
Purchases of investment securities available for sale	(26,547)	(722)
Proceeds from calls, paydowns and maturities of investment
securities available for sale	4,320	3,376
Purchases of other investments	(915)	(1,288)
Proceeds from sale of other investments	770	1,467
Net change in loans	2,028	(5,241)
Purchases of premises and equipment	(216)	(712)
Proceeds from sale of premises and equipment	1	1
Proceeds from sale of repossessed assets	256	307

Net cash used by investing activities	(20,303)	(2,812)

Cash flows from financing activities:
Net change in deposits	28,994	11,187
Net change in demand notes payable to U.S. Treasury	(850)	(1,058)
Net change in securities sold under agreement to repurchase	(3,541)	(3,008)
Proceeds from FHLB borrowings	17,900	33,400
Repayments of FHLB borrowings	(17,900)	(40,900)
Proceeds from FRB borrowings	12,500	-
Repayments of FRB borrowings	(5,000)	-
Proceeds from exercise of stock options	-	37
Common stock repurchased	-	(350)
Cash dividends paid on Series A preferred stock	(181)	-
Cash dividends paid on common stock	(554)	(672)

Net cash provided (used) by financing activities	31,368	(1,364)

Net change in cash and cash equivalent	14,658	(1,715)

Cash and cash equivalents at beginning of period	27,929	29,800

Cash and cash equivalents at end of period	$42,587	28,085

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three months ended March 31, 2009 and 2008

(Dollars in thousands)
	2009	2008
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,804	6,783
Income taxes	$-	85

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(144)	1,106
Change in unrealized gain (loss) on derivative financial
instruments, net	$(712)	1,459
Transfer of loans to other real estate and repossessions	$315	169
Accretion of Series A preferred stock discount	$20	-
Cumulative effect of adoption of EITF 06-4	$-	467

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the notes to consolidated financial statements in the Company’s 2008 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2009 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements

In April 2009, The Financial Accounting Standards Board (“FASB”) issued three related FASB Staff Positions (“FSPs”) to clarify the application of SFAS No. 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair-value measurements and other-than-temporary impairment FSPs are adopted simultaneously.  Theses FSPs, which are described below, will be adopted by the Company in the period ending June 30, 2009 and are not expected to have a material impact on the Company’s financial position or results of operations.

FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price.

FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-than-temporary Impairments,” modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP No. 115-2 and 124-2, a security is  considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.

FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.

(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2009 and 2008:

(Dollars in thousands)	2009	2008

Balance, beginning of period	$11,026	9,103
Provision for loan losses	1,766	391
Less:
Charge-offs	(952)	(191)
Recoveries	224	67
Net charge-offs	(728)	(124)

Balance, end of period	$12,064	9,370

(3)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three months ended March 31, 2009 and 2008 is as follows:

For the three months ended March 31, 2009
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$424	5,539,056	$0.08
Effect of dilutive securities:
Stock options	-	3,258
Diluted earnings per common share	$424	5,542,314	$0.08

For the three months ended March 31, 2008
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$2,054	5,609,525	$0.37
Effect of dilutive securities:
Stock options	-	76,280
Diluted earnings per common share	$2,054	5,685,805	$0.36

(4)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  A total of 630,478 shares are currently reserved for possible issuance under this Plan.   All rights must be granted or awarded within ten years from the May 13, 1999 effective date of the Plan.

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vest over a five-year period.  Options granted subsequent to 1999 vest over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three months ended March 31, 2009 and 2008.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock during the third quarter 2008 at a grant date fair value of $12.80 per share during third quarter 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during fourth quarter 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31, 2009 there was $26,000 of total unrecognized compensation cost related to restricted stock grants, respectively, which is expected to be recognized over a period of three years.

(5)	Fair Value

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

SFAS 157 establishes a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The Company’s fair value measurements for items measured at fair value at March 31, 2009 included:

(Dollars in thousands)
	Fair Value Measurements March 31, 2009	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$146,871	699	144,922	1,250
Market value of derivatives (in other assets)	$3,884	-	3,884	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2009:

(Dollars in thousands)	Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$0

In accordance with the provisions of SFAS 114, the Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At March 31, 2009, the Company had specific reserves of $357,000 in the allowance for loan losses on loans totaling $8.0 million.  The Company’s March 31, 2009 fair value measurement for impaired loans is presented below:

(Dollars in thousands)
	Fair Value Measurements March 31, 2009	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2009
Impaired loans	$7,658	-	1,079	6,579	(225)
Other Real Estate	$1,711	-	1,711	-	-

(6)	Derivative Instruments and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”), amends and expands the disclosure requirements of SFAS No. 133  with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March 31, 2009, the Company had cash flow hedges with a notional amount of $120.0 million.  These derivative instruments consist of three interest rate floor contracts and one interest rate swap contract.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009 and December 31, 2008.

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

	Asset Derivatives				Liability Derivatives
					As of March 31,		As of December 31,
	As of March 31, 2009		As of December 31, 2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate derivative
contracts	Other assets	$ 3,884	Other assets	$ 4,981	N/A	$ -	N/A	$ -

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floor designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of March 31, 2009, the Company had one interest rate swap with a notional amount of $50.0 million and two interest rate floors with an aggregate notional amount of $70.0 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $2.3 million will be reclassified as an increase to interest income.

Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2009 and 2008.

GAIN (LOSS) ON DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

			Location of Gain	Amount of Gain
	Amount of Gain		(Loss) Reclassified	(Loss) Reclassified
	(Loss) Recognized in		from Accumulated	from Accumulated
	OCI on Derivatives		OCI into Income	OCI into Income
	Three months ended			Three months ended
	March 31,			March 31,
	2009	2008		2009	2008
Interest rate derivative contracts	$176	$2,753	Interest income	$1,096	$406

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s consolidated financial statements and notes thereto on pages A-30  through A-61 of the Company’s 2008 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2009 Annual Meeting of Shareholders.

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

Overview
Our business consists principally of attracting deposits from the general public and investing these funds in commercial loans, real estate mortgage loans, real estate construction loans and consumer loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment securities portfolios and our cost of funds, which consists of interest paid on deposits and borrowed funds. Net interest income also is affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Our profitability is also affected by the level of other income and operating expenses. Other income consists primarily of miscellaneous fees related to our loans and deposits, mortgage banking income and commissions from sales of annuities and mutual funds. Operating expenses consist of compensation and benefits, occupancy related expenses, federal deposit and other insurance premiums, data processing, advertising and other expenses.

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

The Federal Reserve has decreased the Federal Funds Rate 2.00% since March 31, 2008 with the rate set at 0.25% as of March 31, 2009.  These decreases had a negative impact on first quarter 2009 earnings and will continue to have a negative impact on the Bank’s net interest income in the future periods.  The negative impact from the decrease in the Federal Funds Rate has been partially offset by the increase in earnings realized on interest rate contracts, including both an interest rate swap and interest rate floors, utilized by the Company.  Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”).  Under  the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and warrants to purchase 357,234 shares of common stock associated with the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of March 31, 2009, the Bank has accreted a total of $20,000 of the discount related to the Series A preferred stock.  The Bank paid dividends of $181,000 on the Series A preferred stock during 2009 and cumulative undeclared dividends at March 31, 2009 were $160,000.  The CPP, created by the UST, is a voluntary program in which selected, healthy financial institutions were encouraged to participate.  Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things.  Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.

The Series A preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A preferred stock may be redeemed at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Under the terms of the original Purchase Agreement, the Company could not redeem the preferred shares until December 23, 2011 unless the total amount of the issuance, $25.1 million, was replaced with the same amount of other forms of capital that would qualify as Tier 1 capital.  However, with the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company can now redeem the preferred shares at any time, if approved by the Company’s primary regulator.  The Series A preferred stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

The exercise price of the warrant is $10.52 per common share and it is exercisable at anytime on or before December 18, 2018.

The Company is subject to the following restrictions while the Series A preferred stock is outstanding: 1) UST approval is required for the Company to repurchase shares of outstanding common stock; 2) the full dividend for the latest completed CPP dividend period must be declared and paid in full before dividends may be paid to common shareholders; 3) UST approval is required for any increase in common dividends per share; and 4) the Company may not take tax deductions for any senior executive officer whose compensation is above $500,000.  There were additional restrictions on executive compensation added in the ARRA for companies participating in the TARP, including participants in the CPP.

It is the intent of the Company to utilize CPP funds to make loans to qualified borrowers in the Bank’s market area.  The funds will also be used to absorb losses incurred when modifying loans or making concessions to borrowers in order to keep borrowers out of foreclosure.  The Bank is also working with its current builders and contractors to provide financing for potential buyers who may not be able to qualify for financing in the current mortgage market in order to help these customers sell existing single family homes.  The Bank will also use the CPP capital infusion as additional Tier I capital to protect the Bank from potential losses that may be incurred during this current recessionary period.

Management continues to look for branching opportunities in nearby markets although there are no additional offices planned in 2009.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2009 Annual Meeting of Shareholders.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure financial instruments and certain other instruments at fair value.  SFAS No. 159 was effective for the Company as of January 1, 2008.  The Company did not choose this option for any asset or liability, and therefore SFAS No. 159 did not have any effect on the Company's financial position, results of operations or disclosures.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”), amends and expands the disclosure requirements of SFAS No. 133  with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March 31, 2009, the Company had cash flow hedges with a notional amount of $120.0 million.  These derivative instruments consist of three interest rate floor contracts and one interest rate swap contract.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009 and December 31, 2008.

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

	Asset Derivatives				Liability Derivatives
					As of March 31,		As of December 31,
	As of March 31, 2009		As of December 31, 2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate derivative
contracts	Other assets	$ 3,884	Other assets	$ 4,981	N/A	$ -	N/A	$ -

               The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floor designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of March 31, 2009, the Company had one interest rate swap with a notional amount of $50.0 million and two interest rate floors with an aggregate notional amount of $70.0 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $2.3 million will be reclassified as an increase to interest income.

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2009 and 2008.

GAIN (LOSS) ON DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three months ended			Three months ended
	March 31,			March 31,
	2009	2008		2009	2008
Interest rate derivative contracts	$176	$2,753	Interest income	$1,096	$406

In April 2009, The Financial Accounting Standards Board (“FASB”) issued three related FABP Staff Positions (“FSPs”) to clarify the application of SFAS No. 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair-value measurements and other-than-temporary impairment FSPs are adopted simultaneously.  Theses FSPs, which are described below, will be adopted by the Company in the period ending June 30, 2009 and are not expected to have a material impact on the Company’s financial position or results of operations.

FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price.

FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-than-temporary Impairments,” modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP No. 115-2 and 124-2, a security is  considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.

FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Results of Operations
Summary.  Net earnings for the first quarter of 2009 were $625,000, or $0.11 basic and diluted net earnings per common share before adjustment for preferred stock dividends and accretion as compared to $2.1 million, or $0.37 basic net earnings per share and $0.36 diluted net earnings per share for the same period one year ago.  After adjusting for $201,000 in dividends and accretion on preferred stock, net income available to common shareholders for the three months ended March 31, 2009 was $424,000 or $0.08 basic and diluted net earnings per common share.  The decrease in net earnings is attributable to a decrease an increase in provision for loan losses, a decrease in non-interest income and an increase in non-interest expense.  The decline in earnings for the first quarter reflects the continuing impact of the current financial crisis that has caused declining real estate values and decreased levels of new home sales.  As a result, the Company experienced a significant increase in the level of charge-offs and related increase in the provision for loan losses compared to the same quarter in 2008 as the Company aggressively recognized losses on newly non-performing loans for the three months ended March 31, 2009.

The annualized return on average assets was 0.26% for the three months ended March 31, 2009 compared to 0.92% for the same period in 2008, and annualized return on average shareholders' equity was 2.50% for the three months ended March 31, 2009 compared to 11.26% for the same period in 2008.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $7.9 million for the three months ended March 31, 2009 and 2008.  A 200 point basis point reduction in the Bank’s prime commercial lending rate from March 31, 2008 to March 31, 2009 was offset by a decrease in the cost of funds, an increase in interest earning assets and an increase in income from derivative instruments.

Interest income decreased $2.0 million or 14% for the three months ended March 31, 2009 compared with the same period in 2008.  The decrease was due to a 200 basis point reduction in the Bank’s prime commercial lending rate, which was partially offset by an increase in interest earning assets and income from interest rate derivative contracts. Net income from derivative instruments was $1.1 million for the three months ended March 31, 2009 when compared to a net income of $406,000 for the same period in 2008.  The average yield on earning assets for the quarters ended March 31, 2009 and 2008 was 5.63% and 6.99%, respectively.  During the quarter ended March 31, 2009, average loans increased $59.5 million to $780.1 million from $720.6 million for the three months ended March 31, 2008.  During the quarter ended March 31, 2009, average investment securities available-for-sale increased $14.5 million to $132.8 million from $118.3 million for the three months ended March 31, 2008.

Interest expense decreased $2.0 million or 30% for the three months ended March 31, 2009 compared with the same period in 2008.  The average rate paid on interest-bearing checking and savings accounts was 1.14% for the three months ended March 31, 2009 as compared to 1.91% for the same period of 2008.  The average rate paid on certificates of deposits was 2.91% for the three months ended March 31, 2009 compared to 4.42% for the same period one year ago.

Provision for Loan Losses. For the three months ended March 31, 2009 a contribution of $1.8 million was made to the provision for loan losses compared to a $391,000 contribution to the provision for loan losses for the three months ended March 31, 2008.  The increase in the provision for loan losses is primarily attributable to a $3.3 million increase in non-performing assets from March 31, 2008 to March 31, 2009, a $604,000 increase in net charge-offs during first quarter 2009 compared to first quarter 2008 and growth in the loan portfolio.  Net charge-offs in first quarter 2009 included $297,000 on construction and acquisition and development loans, $82,000 on mortgage loans and $350,000 on non-real estate loans, which included $211,000 on commercial loans.

Non-Interest Income.  Total non-interest income was $2.2 million in the first quarter of 2009 as compared to $2.6 million for the same period of 2008.  Changes in components of non-interest income for the three months ended March 31, 2009 compared to the same period last year include increases in service charges and fees and mortgage banking income.  These increases in non-interest income were offset by a decrease in miscellaneous fee income, an increase in losses and write-downs on foreclosed property and an increase in write-downs of securities when compared to the same period last year.  The $248,000 write-down of securities for the three months ended March 31, 2009 reflects a write-down of an asset classified as other investments.  Management determined the market value of this investment had decreased significantly and was not a temporary impairment therefore a write-down was appropriate during the first quarter 2009.  The remaining book balance of this asset is less than $250,000.  Service charges increased 7% to $1.2 million for the three months ended March 31, 2009 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Other service charges and fees decreased 6% to $593,000 for the three-month period ended March 31, 2009 when compared to the same period one year ago.  Mortgage banking income increased to $193,000 during the three months ended March 31, 2009 from $179,000 for the same period in 2008 due to an increase in mortgage originations as a result of recent increases in refinancing.  Miscellaneous income was $318,000 for the three months ended March 31, 2009, a 42% decrease from $545,000 for the same period in 2008.  This decrease in miscellaneous income is primarily due to a $232,000 net increase in losses and write-downs on foreclosed property in first quarter 2009 when compared to first quarter 2008.

 Non-Interest Expense.  Total non-interest expense increased 6% to $7.3 million for the first quarter of 2009 as compared to $6.9 million for the corresponding period in 2008.  Salary and employee benefits totaled $3.6 million for the three months ended March 31, 2009, a decrease of 4% from the same period in 2008.  The decrease in salary and employee benefits is due to a decrease in incentive expense.  Occupancy expense increased 9% for the quarter ended March 31, 2009.  The increase in occupancy expense is primarily attributable to an increase in furniture and equipment expense.  Other non-interest expense increased 22% to $2.4 million for the three months ended March 31, 2009 as compared to the same period in 2008.   This increase in other non-interest expense is primarily attributable to increase of $404,000 in FDIC insurance expense and an increase of $146,000 in debit card expense.  The increase in FDIC insurance expense is primarily due to proposed increases in premiums announced by the FDIC in first quarter 2009.

Income Taxes.  The Company reported income taxes of $332,000 and $1.1 million for the first quarters of 2009 and 2008, respectively.  This represented an effective tax rate of 35% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $146.9 million at March 31, 2009 compared to $124.9 million at December 31, 2008.  Average investment securities available for sale for the three months ended March 31 2009 amounted to $132.8 million compared to $115.9 million for the year ended December 31, 2008.

Loans.  At March 31, 2009, loans amounted to $778.1 million compared to $781.2 million at December 31, 2008, a decrease of $3.1 million.  Average loans represented 84% and 85% of total earning assets for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2009, the Company had $109.1 million in residential mortgage loans, $95.2 million in home equity loans and $273.3 million in commercial mortgage loans, which include $216.7 million using commercial property as collateral and $56.6 million using residential property as collateral.  At March 31, 2009, real estate construction loans included $122.9 million in speculative construction and development loans.

Residential mortgage loans include $52.1 million made to customers in the Company’s traditional banking offices and $57.0 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At March 31, 2009 and December 31, 2008, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $8.0 million and $7.5 million, respectively, with related allowance for loan losses of approximately $357,000 and $462,000, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2009 as compared to the year ended December 31, 2008. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at March 31, 2009 amounted to $12.1 million or 1.55% of total loans compared to $11.0 million or 1.41% of total loans at December 31, 2008.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2009 and December 31, 2008.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	03/31/2009	12/31/2008
Risk 1 (Excellent Quality)	3.88%	4.08%
Risk 2 (High Quality)	18.12%	17.95%
Risk 3 (Good Quality)	60.29%	63.08%
Risk 4 (Management Attention)	11.86%	10.42%
Risk 5 (Watch)	2.97%	2.14%
Risk 6 (Substandard)	1.09%	0.80%
Risk 7 (Low Substandard)	0.01%	0.00%
Risk 8 (Doubtful)	0.00%	0.00%
Risk 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At March 31, 2009 there were five relationships exceeding $1.0 million (which totaled $9.0 million) in the Watch risk grade, three relationships exceeding $1.0 million (which totaled $6.9 million) in the Substandard risk grade and no relationships exceeding $1.0 million in the Low Substandard risk grade. One relationship of $1.9 million had loans totaling $1.5 million in the Watch risk grade and loans totaling $400,000 in the Substandard risk grade.  These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

Non-performing Assets.  Non-performing assets totaled $15.5 million at March 31, 2009 or 1.54% of total assets, compared to $14.2 million at December 31, 2008, or 1.47% of total assets.  Non-accrual loans were $13.7 million at March 31, 2009 and $11.8 million at December 31, 2008.  As a percentage of total loans outstanding, non-accrual loans were 1.77% at March 31, 2009 compared to 1.51% at December 31, 2008.  The Bank had loans 90 days past due and still accruing of $4,000 and $514,000 at March 31, 2009 and December 31, 2008, respectively.  Other Real Estate Owned totaled $1.7 million as of March 31, 2009 as compared to $1.9 million at December 31, 2008.  The Bank had no repossessed assets as of March 31, 2009 and December 31, 2008.

Total non-performing loans, which include non-accrual loans and loans 90 days past due and still accruing, were $13.7 million and $12.3 million at March 31, 2009 and December 31, 2008, respectively.  The ratio of non-performing loans to total loans was 1.77% at March 31, 2009, as compared to 1.58% at December 31, 2008.  Non-performing loans include $2.5 million in construction and acquisition and development loans, $10.0 million in commercial and residential mortgage loans and $1.2 million in other loans at March 31, 2009 as compared to $2.5 million in construction and acquisition and development loans, $8.7 million in commercial and residential mortgage loans and $1.1 million in other loans as of December 31, 2008.

               Deposits.  Total deposits at March 31, 2009 were $750.1 million, an increase of $29.0 million over deposits of $721.1 million at December 31, 2008. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $8.2 million to $508.9 million at March 31, 2009 as compared to $497.2 million at December 31, 2008.  The Bank offers remote deposit capture for customers which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers.  Certificates of deposit in amounts greater than $100,000 or more totaled $238.9 million at March 31, 2009 as compared to $220.4 million at December 31, 2008.  At March 31, 2009, brokered deposits amounted to $73.9 million as compared to $61.0 million at December 31, 2008.  Brokered deposits outstanding as of March 31, 2009 had a weighted average rate of 2.46% with a weighted average original term of nine months as compared to brokered deposits outstanding at December 31, 2008 which had a weighted average rate of 3.25% with a weighted average original term of eight months.

Borrowed Funds. Borrowings from the FHLB totaled $77.0 million at March 31, 2009 and December 31, 2008.  The average balance of FHLB borrowings for the three months ended March 31, 2009 was $77.8 million compared to $79.2 million for the year ended December 31, 2008.  At March 31, 2009, $72.0 million of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $72.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in variable rate convertible advances, which may be repaid without a prepayment fee if converted by the FHLB.

The Bank had $12.5 million and $5.0 million in borrowings from the FRB at March 31, 2009 and December 31, 2008, respectively.  Borrowings from the FRB are Term Auction Facility loans which have short-term maturities.

The Company had no federal funds purchased as of March 31, 2009 or December 31, 2008.

Securities sold under agreements to repurchase were $34.0 million at March 31, 2009 compared to $37.5 million at December 31, 2008.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the three months ended March 31, 2009 totaled $923.3 million, exceeding average rate sensitive liabilities of $766.7 million by $156.6 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March

31, 2009, the Company had cash flow hedges with a notional amount of $120.0 million.  These derivative instruments consist of two interest rate floor contracts and one interest rate swap contract.  The interest rate floor contracts are used to hedge future cash flows from payments on the first $70.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment during the terms of the interest rate floor contracts.  If the prime rate falls below the contract rate during the term of the contract, the Company will receive payments based on notional amount times the difference between the contract rate and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is equal to or higher than the contract rate.  The interest rate floor contracts in effect at March 31, 2009 will expire in 2009.  The interest rate swap contract is used to convert $50.0 million of variable rate loans to a fixed rate.  Under the swap contract, the Company receives a fixed rate of 6.245% and pays a variable rate based on the current prime rate (3.25% at March 31, 2009) on the notional amount of $50.0 million.  The swap agreement matures in June 2011.  The Company recognized $1.1 million in interest income, net of premium amortization, from interest rate derivative contracts during the quarter ended March 31, 2009.  Based on the current interest rate environment, it is expected the Company will continue to receive income on these interest rate contracts throughout 2009.

DERIVATIVE INSTRUMENTS AS OF MARCH 31, 2009
(Dollars in thousands)

Type of Derivative	Notional Amount	Contract Rate	Premium	Year-to-date Income (Net of Premium Amortization)
Interest rate floor contact*	-	-	-	106
Interest rate floor contact	35,000	8.000%	399	372
Interest rate floor contact	35,000	7.250%	634	243
Interest rate swap contact	50,000	6.245%	-	374
	$120,000		$1,033	$1,096

* Interest rate floor contract expired during 2009

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

	Asset Derivatives				Liability Derivatives
					As of March 31,		As of December 31,
	As of March 31, 2009		As of December 31, 2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate derivative
contracts	Other assets	$ 3,884	Other assets	$ 4,981	N/A	$ -	N/A	$ -

Included in the rate sensitive assets are $493.7 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2009, the Bank had $218.5 million in loans with interest rate floors.  The floors were in effect on $216.1 of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.35% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2009 such unfunded commitments to extend credit were $149.5 million, while commitments in the form of standby letters of credit totaled $3.4 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2009, the Company’s core deposits totaled $508.9 million, or 68% of total deposits.

              The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.

At March 31, 2009, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $73.9 million, which have an average maturity of nine months.  The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $77.0 million at March 31, 2009.  The remaining availability at the FHLB was $32.0 million at March 31, 2009.  At March 31, 2009, the carrying value of loans pledged as collateral to the FHLB totaled approximately $192.6 million.  The Bank had $12.5 million in borrowings from the FRB at March 31, 2009.  The FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2009, the carrying value of loans pledged as collateral to the FRB totaled approximately $279.4 million.  The Bank’s borrowing availability has decreased approximately $34.5 million and $22.3million during 2009 at the FHLB and the FRB, respectively, due to system-wide collateral requirement changes by the respective agencies.

The Bank also had the ability to borrow up to $45.0 million for the purchase of overnight federal funds from four correspondent financial institutions as of March 31, 2009.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 25.93% at March 31, 2009 and 26.80% at December 31, 2008.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of March 31, 2009 and December 31, 2008 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in thousands)

	March 31, 2009	December 31, 2008

Contractual Cash Obligations
Long-term borrowings	$77,000	77,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,383	4,554

Total	$102,002	102,173

Other Commitments
Commitments to extend credit	$149,515	158,939
Standby letters of credit and financial guarantees written	3,411	4,316

Total	$152,926	163,255

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

Capital Resources.  Shareholders’ equity at March 31, 2009 was $100.2 million compared to $101.1 million at December 31, 2008.  At March 31, 2009 and December 31, 2008, unrealized gains, net of taxes, amounted to $4.7 million and $5.5 million, respectively.  Annualized return on average equity for the three months ended March 31, 2009 was 2.50% compared to 8.38% for the year ended December 31, 2008.  Total cash dividends paid on common stock during the three months ended March 31, 2009 amounted to $554,000 million as compared to total cash dividends of $672,000 paid for the first three months of 2008.

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 75,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of August 2008.  The Company repurchased 50,497 shares, or $873,000, of its common stock under this plan during 2007.  The Company repurchased 25,000 shares, or $350,000, of its common stock under this plan during 2008. The Board of Directors ratified the purchase of 497 additional shares in March 2008.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 100,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of March 2009.  The Company has repurchased 65,500 shares, or $776,000, of its common stock under this plan as of March 31, 2009.  Because of the Company’s participation in the CPP, discussed below, the Company can no longer repurchase shares of its common stock under the Stock Repurchase Plan without UST approval.

On December 23, 2008, the Company entered into a Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and warrants to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of March 31, 2009, the Bank has accreted a total of $20,000 of the discount related to the Series A preferred stock.  The Bank paid dividends of $181,000 on the Series A preferred stock during 2009 and cumulative undeclared dividends at March 31, 2009 were $160,000.  The CPP, created by the UST, is a voluntary program in which selected, healthy financial institutions were encouraged to participate.  Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things.  Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.

The Series A preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A preferred stock may be redeemed at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Under the terms of the original Purchase Agreement, the Company could not redeem the preferred shares until December 23, 2011 unless the total amount of the issuance, $25.1 million, was replaced with the same amount of other forms of capital that would qualify as Tier 1 capital.  However, with the enactment of the ARRA, the Company can now redeem the preferred shares at any time, if approved by the Company’s primary regulator.  The Series A preferred stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

The exercise price of the warrant is $10.52 per common share and it is exercisable at anytime on or before December 18, 2018.

The Company is subject to the following restrictions while the Series A preferred stock is outstanding: 1) UST approval is required for the Company to repurchase shares of outstanding common stock; 2) the full dividend for the latest completed CPP dividend period must declared and paid in full before dividends may be paid to common shareholders; 3) UST approval is required for any increase in common dividends per share; and 4) the Company may not take tax deductions for any senior executive officer whose compensation is above $500,000.  There were additional restrictions on executive compensation added in the ARRA for companies participating in the TARP, including participants in the CPP.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2009 and December 31, 2008 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 13.56% and 13.65% at March 31, 2009 and December 31, 2008, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 14.81% and 14.90% at March 31, 2009 and December 31, 2008, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.77% and 12.40% at March 31, 2009 and December 31, 2008, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.82% and 9.85% at March 31, 2009 and December 31, 2008, respectively.  The total risk-based capital ratio for the Bank was 12.08% and 11.10% at March 31, 2009 and December 31, 2008, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.39% and 8.94% at March 31, 2009 and December 31, 2008, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2009.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2009 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2009	-		$-	-	-

February 1 - 28, 2009	1,900		7.37	-	-

March 1 - 31, 2009	1,100		5.18	-	-

Total	3,000	(1)	$6.57	-

(1) The Company purchased 3,000 shares on the open market in first quarter 2009 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the quarter ended March 31, 2009.

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

Peoples Bancorp of North Carolina, Inc.

May 11, 2009	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2009	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)