Form 10-Q
period 2009-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2009-08-14
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,539,056 shares of common stock, outstanding at July 31, 2009.

	INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2009 (Unaudited) and December
	31, 2008	3

	Consolidated Statements of Earnings for the three months ended June 30,
	2009 and 2008 (Unaudited), and for the six months ended June 30, 2009
	and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended June 30, 2009 and 2008 (Unaudited), and for the six months ended
	June 30, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30,
	2009 and 2008 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32-33
Item 5.	Other Information	33
Item 6.	Exhibits	33-35
Signatures		36
Certifications		37-39

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	December 31,
Assets	2009	2008
	(Unaudited)

Cash and due from banks	$22,208	19,743
Interest bearing deposits	1,428	1,453
Federal funds sold	-	6,733
Cash and cash equivalents	23,636	27,929

Investment securities available for sale	180,493	124,916
Other investments	5,935	6,303
Total securities	186,428	131,219

Mortgage loans held for sale	2,717	-

Loans	778,220	781,188
Less allowance for loan losses	(13,290)	(11,025)
Net loans	764,930	770,163

Premises and equipment, net	17,704	18,297
Cash surrender value of life insurance	7,151	7,019
Accrued interest receivable and other assets	13,583	14,135
Total assets	$1,016,149	968,762

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$111,582	104,448
NOW, MMDA & savings	244,556	210,058
Time, $100,000 or more	236,856	220,374
Other time	174,361	186,182
Total deposits	767,355	721,062

Demand notes payable to U.S. Treasury	1,474	1,600
Securities sold under agreement to repurchase	36,768	37,501
Short-term Federal Reserve Bank borrowings	7,500	5,000
FHLB borrowings	77,000	77,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	6,974	4,852
Total liabilities	917,690	867,634

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2009 and 2008	24,406	24,350
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,539,056 shares in 2009 and 2008	48,269	48,269
Retained earnings	23,479	22,985
Accumulated other comprehensive income	2,305	5,524
Total shareholders' equity	98,459	101,128

Total liabilities and shareholders' equity	$1,016,149	968,762

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$10,875	12,629	21,941	25,673
Interest on federal funds sold	-	17	1	35
Interest on investment securities:
U.S. Government agencies	1,326	1,106	2,562	2,240
States and political subdivisions	288	216	541	443
Other	34	105	59	235
Total interest income	12,523	14,073	25,104	28,626

Interest expense:
NOW, MMDA & savings deposits	686	783	1,277	1,707
Time deposits	2,485	3,657	5,456	7,931
FHLB borrowings	901	884	1,755	1,831
Junior subordinated debentures	148	230	329	557
Other	104	146	209	354
Total interest expense	4,324	5,700	9,026	12,380

Net interest income	8,199	8,373	16,078	16,246

Provision for loans losses	2,251	681	4,017	1,072

Net interest income after provision for loan losses	5,948	7,692	12,061	15,174

Non-interest income:
Service charges	1,356	1,256	2,583	2,403
Other service charges and fees	503	638	1,096	1,267
Gain on sale and write-down of securities	1,399	-	1,151	-
Mortgage banking income	311	182	504	361
Insurance and brokerage commissions	96	120	199	226
Miscellaneous	586	606	904	1,151
Total non-interest income	4,251	2,802	6,437	5,408

Non-interest expense:
Salaries and employee benefits	4,056	3,830	7,635	7,545
Occupancy	1,278	1,182	2,633	2,424
Other	2,622	2,102	5,030	4,075
Total non-interest expense	7,956	7,114	15,298	14,044

Earnings before income taxes	2,243	3,380	3,200	6,538

Income taxes	883	1,188	1,215	2,292

Net earnings	1,360	2,192	1,985	4,246

Dividends and accretion on preferred stock	349	-	550	-

Net earnings available to common shareholders	$1,011	2,192	1,435	4,246

Basic earnings per share	$0.18	0.39	0.26	0.76
Diluted earnings per share	$0.18	0.39	0.26	0.75
Cash dividends declared per share	$0.07	0.12	0.17	0.24

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,360	2,192	1,985	4,246

Other comprehensive income (loss):
Unrealized holding losses on securities
available for sale	(1,238)	(2,262)	(1,721)	(450)
Reclassification adjustment for (gains) on sale and
write-downs of securities available for sale
included in net earnings	(1,399)	-	(1,151)	-
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(1,070)	(1,733)	(1,990)	614

Total other comprehensive income (loss),
before income taxes	(3,707)	(3,995)	(4,862)	164

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding losses on securities
available for sale	(482)	(881)	(670)	(175)
Reclassification adjustment for (gains) on sale and
write-downs of securities available for sale
included in net earnings	(545)	-	(448)	-
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(317)	(733)	(525)	155

Total income tax benefit related to
other comprehensive income	(1,344)	(1,614)	(1,643)	(20)

Total other comprehensive income (loss),
net of tax	(2,363)	(2,381)	(3,219)	184

Total comprehensive income (loss)	$(1,003)	(189)	(1,234)	4,430

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(Dollars in thousands)

	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,985	4,246
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,174	818
Provision for loan losses	4,017	1,072
Gain on sale of investment securities	(1,795)	-
Write-down of investment securities	644	-
Loss (gain) on sale of repossessed assets	39	(41)
Write-down of other real estate and repossessions	200	-
Origination of mortgage loans held for sale	(2,717)	-
Change in:
Cash surrender value of life insurance	(132)	(122)
Other assets	(291)	(1,009)
Other liabilities	2,122	334

Net cash provided by operating activities	5,246	5,298

Cash flows from investing activities:
Purchases of investment securities available for sale	(99,138)	(6,527)
Proceeds from calls, paydowns and maturities of investment
securities available for sale	11,389	9,125
Proceeds from sales of investment securities available
for sale	30,743	-
Purchases of other investments	(915)	(2,978)
Proceeds from sale of other investments	788	2,659
Net change in loans	661	(35,595)
Purchases of premises and equipment	(379)	(856)
Proceeds from sale of premises and equipment	1	34
Proceeds from sale of repossessed assets	813	904

Net cash used by investing activities	(56,037)	(33,234)

Cash flows from financing activities:
Net change in deposits	46,293	28,923
Net change in demand notes payable to U.S. Treasury	(126)	(136)
Net change in securities sold under agreement to repurchase	(733)	40
Proceeds from FHLB borrowings	17,900	68,600
Repayments of FHLB borrowings	(17,900)	(69,100)
Proceeds from FRB borrowings	17,500	-
Repayments of FRB borrowings	(15,000)	-
Proceeds from exercise of stock options	-	44
Common stock repurchased	-	(549)
Cash dividends paid on Series A preferred stock	(494)	-
Cash dividends paid on common stock	(942)	(1,344)

Net cash provided (used) by financing activities	46,498	26,478

Net change in cash and cash equivalent	(4,293)	(1,458)

Cash and cash equivalents at beginning of period	27,929	29,800

Cash and cash equivalents at end of period	$23,636	28,342

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six months ended June 30, 2009 and 2008

(Dollars in thousands)
	2009	2008
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,259	12,660
Income taxes	$137	2,019

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(1,754)	(275)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(1,465)	459
Transfer of loans to other real estate and repossessions	$1,158	1,440
Financed portion of sale of other real estate	$603	336
Accretion of Series A preferred stock discount	$56	-
Cumulative effect of adoption of EITF 06-4	$-	467

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiaries, Peoples Bank (the “Bank”) and Community Bank Real Estate Solutions, LLC, along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In April 2009, The Financial Accounting Standards Board (“FASB”) issued three related FASB Staff Positions (“FSPs”) to clarify the application of SFAS No. 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair-value measurements and other-than-temporary impairment FSPs are adopted simultaneously.  Theses FSPs, which are described below, were adopted by the Company effective June 30, 2009 and did not to have a material impact on the Company’s financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140” (SFAS 166) to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that SFAS and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  SFAS 166 is not expected to have any effect on the Company's financial position, results of operations or disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  SFAS 167 is not expected to have any effect on the Company's financial position, results of operations or disclosures.

(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2009 and 2008:

(Dollars in thousands)	2009	2008

Balance, beginning of period	$11,026	9,103
Provision for loan losses	4,017	1,072
Less:
Charge-offs	(2,056)	(688)
Recoveries	303	155
Net charge-offs	(1,753)	(533)

Balance, end of period	$13,290	9,642

(3)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and six months ended June 30, 2009 and 2008 is as follows:

For the three months ended June 30, 2009
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,011	5,539,056	$0.18
Effect of dilutive securities:
Stock options	-	3,251
Diluted earnings per common share	$1,011	5,542,307	$0.18

For the six months ended June 30, 2009
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,435	5,539,056	$0.26
Effect of dilutive securities:
Stock options	-	3,255
Diluted earnings per common share	$1,435	5,542,311	$0.26

For the three months ended June 30, 2008
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$2,192	5,601,867	$0.39
Effect of dilutive securities:
Stock options	-	70,174
Diluted earnings per common share	$2,192	5,672,041	$0.39

For the six months ended June 30, 2008
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$4,246	5,605,696	$0.76
Effect of dilutive securities:
Stock options	-	73,550
Diluted earnings per common share	$4,246	5,679,246	$0.75

(4)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vest over a five-year period.  Options granted subsequent to 1999 vest over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three and six months ended June 30, 2009 and 2008.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock during the third quarter 2008 at a grant date fair value of $12.80 per share during third quarter 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during fourth quarter 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of June 30, 2009 there was $25,000 of total unrecognized compensation cost related to restricted stock grants, respectively, which is expected to be recognized over a period of three years.

The Company has a new Omnibus Stock Ownership and Long Term Incentive Plan, which was approved by shareholders’ on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  A total of 360,000 shares are currently reserved for possible issuance under the 2009 Plan.   All rights must be granted or awarded within ten years from the May 7, 2009 effective date of the 2009 Plan.  The Company has not granted any rights under this plan.

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

SFAS 157 establishes a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The Company’s fair value measurements for items measured at fair value at June 30, 2009 included:

(Dollars in thousands)
	Fair Value Measurements June 30, 2009	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$180,493	822	178,421	1,250
Mortgage loans held for sale	$2,717	-	2,717	-
Market value of derivatives (in other assets)	$2,673	-	2,673	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2009:

(Dollars in thousands)	Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$0

In accordance with the provisions of SFAS 114, the Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At June 30, 2009, the Company had specific reserves of $1.5 million in the allowance for loan losses on loans totaling $16.8 million.  The Company’s June 30, 2009 fair value measurement for impaired loans is presented below:

(Dollars in thousands)
	Fair Value Measurements June 30, 2009	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2009
Impaired loans	$15,387	-	9,070	6,317	(994)
Other Real Estate	$1,972	-	1,972	-	-

FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” which was adopted by the Company effective June 30, 2009, requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

Cash and Cash Equivalents
For cash, due from banks, interest bearing deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale
Fair values for investment securities are based on quoted market prices.

Other Investments
For other investments, the carrying value is a reasonable estimate of fair value.

Mortgage Loan Held for Sale
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

Cash Surrender Value of Life Insurance
For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

Derivative Instruments
For derivative instruments, fair value is estimated as the amount that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

Deposits and Demand Notes Payable
The fair value of demand deposits, interest-bearing demand deposits, savings, and demand notes payable to U.S. Treasury is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase
For securities sold under agreements to repurchase, the carrying value is a reasonable estimate of fair value.

FHLB and Short-term FRB Borrowings
The fair value of FHLB and FRB borrowings is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

Junior Subordinated Debentures
Because the Company’s junior subordinated debentures were issued at a floating rate, the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit and Standby Letters of Credit
Commitments to extend credit and standby letters of credit are generally short-term and at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)

Assets:
Cash and cash equivalents	$23,636	23,636	27,929	27,929
Investment securities available for sale	$180,493	180,493	124,916	124,916
Other investments	$5,935	5,935	6,303	6,303
Mortgage loans held for sale	$2,717	2,717	-	-
Loans, net	$764,930	767,308	770,163	773,256
Cash surrender value of life insurance	$7,151	7,151	7,019	7,019
Derivative instruments	$2,673	2,673	4,981	4,981

Liabilities:
Deposits and demand notes payable	$768,829	766,860	722,662	718,278
Securities sold under agreements
to repurchase	$36,768	36,768	37,501	37,501
Short-term FRB borrowings	$7,500	7,500	5,000	4,999
FHLB borrowings	$77,000	92,523	77,000	83,038
Junior subordinated debentures	$20,619	20,619	20,619	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of June 30, 2009, the Company had cash flow hedges with a notional amount of $85.0 million.  These derivative instruments consist of one interest rate floor contract and one interest rate swap contract.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009 and December 31, 2008.

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

	Asset Derivatives				Liability Derivatives
	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative
contracts	Other assets	$ 2,673	Other assets	$ 4,981	N/A	$ -	N/A	$ -

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floor designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of June 30, 2009, the Company had one interest rate swap with a notional amount of $50.0 million and one interest rate floor with a notional amount of $35.0 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1.8 million will be reclassified as an increase to interest income.

Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended June 30, 2009 and 2008.

GAIN (LOSS) ON DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six months ended June 30,			Six months ended June 30,
	2009	2008		2009	2008
Interest rate derivative contracts	$ (16)	$ 1,919	Interest income	$ 1,973	$ 1,305

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Federal Reserve has decreased the Federal Funds Rate 1.75% since June 30, 2008 with the rate set at 0.25% as of June 30, 2009.  These decreases had a negative impact on earnings during the first six months of 2009 and will continue to have a negative impact on the Bank’s net interest income in the future periods.  The negative impact from the decrease in the Federal Funds Rate has been partially offset by the increase in earnings realized on interest rate contracts, including both an interest rate swap and interest rate floors, utilized by the Company.  Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”).  Under  the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and warrants to purchase 357,234 shares of common stock associated with the Company’s participation in the UST's Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of June 30, 2009, the Bank has accreted a total of $56,000 of the discount related to the Series A preferred stock.  The Bank paid dividends of $494,000 on the Series A preferred stock during 2009 and cumulative undeclared dividends at June 30, 2009 were $157,000.  The CPP, created by the UST, is a voluntary program in which selected, healthy financial institutions were encouraged to participate.  Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things.  Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.

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

The Company continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  The Bank continues to monitor and evaluate all significant loans in its portfolio, and will continue to manage its credit risk exposure with the expectation that stabilization of the real estate market will not occur until 2010 or later.  The CPP funds have enhanced our capital position as the Company infused the Bank with $8.0 million more of regulatory capital. We anticipate increased loan losses in the short run and have prepared for that expectation. We have quality individuals managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.  Over the remainder of the year we anticipate net interest margin improvement as repricing of deposits should exceed repricing of loans. The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact the Bank if those adjustments are significant.

The Company established a new subsidiary, Community Bank Real Estate Solutions, LLC (“Real Estate Solutions”), during second quarter 2009.  Real Estate Solutions will serve as a “clearing-house” for appraisal services for community banks.  Other banks are able to contract with Real Estate Solutions to find and engage appropriate appraisal companies in the area where the property is located.  This type of service ensures that the appraisal process remains independent from the financing process within the bank.

The Bank has received regulatory approval to open a new full service office in Iredell County, in Mooresville, North Carolina.  This will be the Bank’s second office in the Mooresville market, which continues to be a high growth market with significant opportunities to grow deposits and loans.  This new office is scheduled to open in third quarter 2009.  Management continues to look for branching opportunities in nearby markets although there are no additional offices planned in 2009.

Summary of Significant Accounting Policies
The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiaries, Peoples Bank and Community Bank Real Estate Solutions, LLC, along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of June 30, 2009, the Company had cash flow hedges with a notional amount of $85.0 million.  These derivative instruments consist of one interest rate floor contract and one interest rate swap contract.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009 and December 31, 2008.

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

	Asset Derivatives				Liability Derivatives
	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative
contracts	Other assets	$ 2,673	Other assets	$ 4,981	N/A	$ -	N/A	$ -

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floor designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of June 30, 2009, the Company had one interest rate swap with a notional amount of $50.0 million and one interest rate floor with a notional amount of $35.0 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1.8 million will be reclassified as an increase to interest income.

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended June 30, 2009 and 2008.

GAIN (LOSS) ON DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
(Dollars in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six months ended June 30,			Six months ended June 30,
	2009	2008		2009	2008
Interest rate derivative contracts	$ (16)	$ 1,919	Interest income	$ 1,973	$ 1,305

In April 2009, The Financial Accounting Standards Board (“FASB”) issued three related FABP Staff Positions (“FSPs”) to clarify the application of SFAS No. 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair-value measurements and other-than-temporary impairment FSPs are adopted simultaneously.  Theses FSPs, which are described below, were adopted by the Company effective June 30, 2009 and did not to have a material impact on the Company’s financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140” (SFAS 166) to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that SFAS and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  SFAS 166 is not expected to have any effect on the Company's financial position, results of operations or disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  SFAS 167 is not expected to have any effect on the Company's financial position, results of operations or disclosures.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Results of Operations
Summary.  Net earnings for the second quarter of 2009 were $1.4 million, or $0.25 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $2.2 million, or $0.39 basic and diluted net earnings per share for the same period one year ago.  After adjusting for $349,000 in dividends and accretion on preferred stock, net income available to common shareholders for the three months ended June 30, 2009 was $1.0 million or $0.18 basic and diluted net earnings per common share.  Net earnings from recurring operations for the three months ended June 30, 2009 was $526,000, or $0.09 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to second quarter 2008 net earnings from recurring operations of $2.2 million, or $0.39 basic net earnings per share and $0.38 diluted net earnings per share.  The decrease in second quarter net earnings is attributable to an increase in provision for loan losses, a decrease in non-interest income and an increase in non-interest expense, which were partially offset by an increase in non-interest income.  The decline in earnings for the second quarter reflects the continuing adverse impact on real estate values, new home sales and construction, necessitating an increase in the provision for loan losses as the risk of loss in the loan portfolio increases as a result of the recessionary environment.

The annualized return on average assets was 0.54% for the three months ended June 30, 2009 compared to 0.96% for the same period in 2008, and annualized return on average shareholders' equity was 5.42% for the three months ended June 30, 2009 compared to 11.83% for the same period in 2008.

Year-to-date net earnings as of June 30, 2009 was $2.0 million, or $0.36 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to $4.2 million, or $0.76 basic net earnings per share and $0.75 diluted net earnings per share, for the same period one year ago.  The decrease in year-to-date earnings is primarily attributable to an increase in provision for loan losses, a decrease in net interest income and an increase in non-interest expense, which were partially offset by an increase in non-interest income.  After adjusting for $550,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the six months ended June 30, 2009 was $1.4 million, or $0.26 basic and diluted net earnings per common share.

Net earnings from recurring operations for the six months ended June 30, 2009, which excludes non-recurring gains and losses on disposition of assets, was $1.4 million, or $0.26 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to $4.2 million, or $0.75 basic net earnings per share and $0.74 diluted net earnings per share, for the same period one year ago.

The annualized return on average assets was 0.40% for the six months ended June 30, 2009 compared to 0.94% for the same period in 2008, and annualized return on average shareholders' equity was 3.94% for the six months ended June 30, 2009 compared to 11.38% for the same period in 2008.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $8.2 million for the three months ended June 30, 2009 as compared to $8.4 million for the same period one year ago.  The decrease in net interest income is primarily due to a 175 point basis point reduction in the Bank’s prime commercial lending rate from June 30, 2008 to June 30, 2009 and was partially offset by a decrease in the cost of funds and an increase in interest earning assets.

Interest income decreased $1.6 million or 11% for the three months ended June 30, 2009 compared with the same period in 2008.  The decrease was due to a 175 basis point reduction in the Bank’s prime commercial lending rate, which was partially offset by an increase in interest earning assets. Net income from derivative instruments was $877,000 for the three months ended June 30, 2009 when compared to a net income of $899,000 for the same period in 2008.  The average yield on earning assets for the quarters ended June 30, 2009 and 2008 was 5.38% and 6.65%, respectively.  During the quarter ended June 30, 2009, average loans increased $43.9 million to $779.7 million from $735.8 million for the three months ended June 30, 2008.  During the quarter ended June 30, 2009, average investment securities available-for-sale increased $33.7 million to $149.7 million from $116.0 million for the three months ended June 30, 2008.

Interest expense decreased $1.4 million or 24% for the three months ended June 30, 2009 compared with the same period in 2008.  The average rate paid on interest-bearing checking and savings accounts was 1.19% for the three months ended June 30, 2009 as compared to 1.54% for the same period of 2008.  The average rate paid on certificates of deposits was 2.40% for the three months ended June 30, 2009 compared to 3.70% for the same period one year ago.

Net interest income decreased 1% to $16.1 million for the six months ended June 30, 2009 compared to $16.2 million for the same period in 2008.  This decrease is primarily attributable to a reduction in the Bank’s prime commercial lending rate.   The decrease in loan interest income resulting from a decline in prime rate was partially offset by an increase in income from derivative instruments.

Interest income decreased $3.5 million or 12% for the six months ended June 30, 2009 compared with the same period in 2008.  The decrease was due to a reduction in the Bank’s prime commercial lending rate, which was partially offset by an increase in interest earning assets and income from interest rate derivative contracts. Net income from derivative instruments was $2.0 million for the six months ended June 30, 2009 compared to $1.3 million for the same period one year ago.  The average yield on earning assets for the six months ended June 30, 2009 and 2008 was 5.50% and 6.82%, respectively.  During the six months ended June 30, 2009, average loans increased $51.7 million to $779.9 million from $728.2 million for the six months ended June 30, 2008.  During the six months ended June 30, 2009, average investment securities available-for-sale increased $24.2 million to $141.3 million from $117.1 million for the six months ended June 30, 2008.

Interest expense decreased $3.4 million or 27% for the six months ended June 30, 2009 compared with the same period in 2008.  The average rate paid on interest-bearing checking and savings accounts was 1.16% for the six months ended June 30, 2009 as compared to 1.73% for the same period of 2008.  The average rate paid on certificates of deposits was 2.65% for the six months ended June 30, 2009 compared to 4.05% for the same period one year ago.

Provision for Loan Losses. For the three months ended June 30, 2009 a contribution of $2.3 million was made to the provision for loan losses compared to a $681,000 contribution to the provision for loan losses for the three months ended June 30, 2008.  The increase in the provision for loan losses is primarily attributable to a $14.1 million increase in non-performing assets from June 30, 2008 to June 30, 2009, a $616,000 increase in net charge-offs during second quarter 2009 compared to second quarter 2008 and growth in the loan portfolio.  Net charge-offs in second quarter 2009 included $322,000 on construction and acquisition and development loans, $403,000 on mortgage loans and $300,000 on non-real estate loans, which included $110,000 on commercial loans.

The provision for loan losses for the six months ended June 30, 2009 was $4.0 million as compared to $1.1 million for the same period one year ago.  The increase in the provision for loan losses is primarily attributable to an increase in non-performing assets, a $1.2 million increase in net charge-offs during the six months ended June 30, 2009 compared to the same period last year and growth in the loan portfolio.  Net charge-offs during the six months ended June 30, 2009 included $618,000 on construction and acquisition and development loans, $485,000 on mortgage loans and $650,000 on non-real estate loans, which included $321,000 on commercial loans.

Non-Interest Income.  Total non-interest income was $4.3 million in the second quarter of 2009 as compared to $2.8 million for the same period of 2008.  The increase in non-interest income is primarily due to increases in gains on sale of securities and mortgage banking income.  Service charges increased 8% to $1.4 million for the three months ended June 30, 2009 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Other service charges and fees decreased to $503,000 for the three-month period ended June 30, 2009 when compared to the same period one year ago.  Mortgage banking income increased to $311,000 during the three months ended June 30, 2009 from $182,000 for the same period in 2008 due to an increase in mortgage loan demand.  Miscellaneous income was $586,000 for the three months ended June 30, 2009, a 3% decrease from $606,000 for the same period in 2008.  Recurring non-interest income increased 3% to $2.9 million for the three months ended June 30, 2009, as compared to $2.8 million for the same period one year ago. Net non-recurring gains of $1.4 million for the three months ended June 30, 2009 included a $1.8 million gain on sale of securities partially offset by the write-down of two investments totaling $397,000. Management determined the market value of these investments had decreased significantly and were not temporary impairments, therefore write-downs were appropriate during the second quarter of 2009.  This $1.4 million net gain on the sale and write-down of securities for the three months ended June 30, 2009 was partially offset by a $24,000 loss on the disposition of assets.  Net non-recurring gains of $22,000 for the three months ended June 30, 2008 were due to gains on the disposition of assets.

Total non-interest income was $6.4 million in the six months ended June 30, 2009 as compared to $5.4 million for the same period of 2008.  This increase in non-interest income is attributable to an increase in gains on sale of securities which were partially offset by an increase in write-downs of securities and a decrease in miscellaneous income when compared to the same period last year.  Service charges increased 7% to $2.6 million for the six months ended June 30, 2009 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Other service charges and fees decreased 13% to $1.1 million for the three-month period ended June 30, 2009 when compared to the same period one year ago.  Mortgage banking income increased to $504,000 during the six months ended June 30, 2009 from $361,000 for the same period in 2008 due to an increase in mortgage loan demand.  Miscellaneous income was $904,000 for the six months ended June 30, 2009, a 21% decrease from $1.2 million for the same period in 2008 primarily due to an increase in losses on the disposition of assets.  Recurring non-interest income increased 3% to $5.5 million for the six months ended June 30, 2009, as compared to $5.4 million for the same period one year ago.  Net non-recurring gains of $912,000 for the six months ended June 30, 2009 included a $1.8 million gain on sale of securities partially offset by write-downs of two securities totaling $645,000.  This $1.2 million net gain on the sale and write-down of securities for the six months ended June 30, 2009 was partially offset by a $239,000 loss on the disposition of assets.  Net non-recurring gains of $41,000 for the six months ended June 30, 2008 were due to gains on the disposition of assets.

 Non-Interest Expense.  Total non-interest expense increased 12% to $8.0 million for the second quarter of 2009 as compared to $7.1 million for the corresponding period in 2008.  Salary and employee benefits totaled $4.1 million for the three months ended June 30, 2009, an increase of 6% over the same period in 2008.  The increase in salary and employee benefits is primarily due to a $103,000 decrease in the allocation of the costs to originate loans associated with FAS 91 in second quarter 2009 compared to the same period last year due to lower loan volume in 2009.  Occupancy expense increased 8% for the quarter ended June 30, 2009.  The increase in occupancy expense is primarily attributable to an increase in furniture and equipment expense.  Other non-interest expense increased 25% to $2.6 million for the three months ended June 30, 2009 as compared to the same period in 2008.   This increase in other non-interest expense is primarily attributable to increase of $383,000 in FDIC insurance expense and an increase of $192,000 in debit card expense.  The increase in FDIC insurance expense is due to an increase in 2009 FDIC insurance assessment rates and a $196,000 accrual for the FDIC special assessment booked in second quarter 2009.

Total non-interest expense increased 9% to $15.3 million for the six months ended June 30, 2009 as compared to $14.0 million for the corresponding period in 2008.  Salary and employee benefits totaled $7.6 million for the six months ended June 30, 2009, an increase of 1% from the same period in 2008.  Occupancy expense increased 9% for the six months ended June 30, 2009.  The increase in occupancy expense is primarily attributable to an increase in furniture and equipment expense.  Other non-interest expense increased 23% to $5.0 million for the six months ended June 30, 2009 as compared to the same period in 2008.   This increase in other non-interest expense is primarily attributable to increase of $787,000 in FDIC insurance expense and an increase of $337,000 in debit card expense.  The increase in FDIC insurance expense is due to an increase in 2009 FDIC insurance assessment rates combined with a $453,000 FDIC insurance special assessment payable September 30, 2009 that was accrued as of June 30, 2009.

Income Taxes.  The Company reported income taxes of $883,000 and $1.2 million for the second quarters of 2009 and 2008, respectively.  This represented effective tax rates of 39% and 35% for the respective periods.

The Company reported income taxes of $1.2 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively.  This represented effective tax rates of 38% and 35% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $180.5 million at June 30, 2009 compared to $124.9 million at December 31, 2008.  The increase in available-for-sale securities is primarily due to $50.9 million in securities purchased in a leverage transactions used to offset the cost of the Company’s CPP dividend.  Average investment securities available for sale for the six months ended March 31 2009 amounted to $141.3 million compared to $115.9 million for the year ended December 31, 2008.

Loans.  At June 30, 2009, loans amounted to $778.2 million compared to $781.2 million at December 31, 2008, a decrease of $3.0 million.  Loans originated or renewed during the six months ended June 30, 2009 amounting to approximately $86.6 million were offset by paydowns and payoffs of existing loans.  The Bank has modified terms on mortgage loans totaling $14.5 million during the six months ended June 30, 2009.  Average loans represented 83% and 85% of total earning assets for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  The Company had $2.7 million in mortgage loans held for sale as of June 30, 2009 and no mortgage loans held for sale as of December 31, 2008.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2009, the Company had $116.2 million in residential mortgage loans, $97.4 million in home equity loans and $287.7 million in commercial mortgage loans, which include $225.8 million using commercial property as collateral and $61.9 million using residential property as collateral.  At June 30, 2009, real estate construction loans included $121.2 million in speculative construction and development loans.

Residential mortgage loans include $59.8 million made to customers in the Company’s traditional banking offices and $56.4 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At June 30, 2009 and December 31, 2008, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $16.8 million and $7.5 million, respectively, with related allowance for loan losses of approximately $1.5 million and $462,000, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended June 30, 2009 as compared to the year ended December 31, 2008. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at June 30, 2009 amounted to $13.3 million or 1.71% of total loans compared to

$11.0 million or 1.41% of total loans at December 31, 2008.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2009 and December 31, 2008.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	06/30/2009	12/31/2008
Risk 1 (Excellent Quality)	3.74%	4.08%
Risk 2 (High Quality)	16.58%	17.95%
Risk 3 (Good Quality)	59.87%	63.08%
Risk 4 (Management Attention)	11.81%	10.42%
Risk 5 (Watch)	3.90%	2.14%
Risk 6 (Substandard)	1.19%	0.80%
Risk 7 (Low Substandard)	0.00%	0.00%
Risk 8 (Doubtful)	0.00%	0.00%
Risk 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At June 30, 2009 there were four relationships exceeding $1.0 million (which totaled $7.9 million) in the Watch risk grade, three relationships exceeding $1.0 million (which totaled $7.0 million) in the Substandard risk grade and no relationships exceeding $1.0 million in the Low Substandard risk grade. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

Non-performing Assets.  Non-performing assets totaled $25.4 million at June 30, 2009 or 2.50% of total assets, compared to $14.2 million at December 31, 2008, or 1.47% of total assets.  Non-accrual loans were $22.5 million at June 30, 2009 and $11.8 million at December 31, 2008.  The increase in non-accrual loans is primarily due to the movement of five relationships exceeding $1.0 million, which totaled $9.4 million, into non-accrual in 2009.  The largest relationship has loans totaling $4.5 million.  These relationships have all been adversely impacted by declining real estate values and lower levels of new home sales in the Bank’s market area.  As a percentage of total loans outstanding, non-accrual loans were 2.90% at June 30, 2009 compared to 1.51% at December 31, 2008.  The Bank had loans 90 days past due and still accruing of $916,000 and $514,000 at June 30, 2009 and December 31, 2008, respectively.  Other Real Estate Owned totaled $2.0 million as of June 30, 2009 as compared to $1.9 million at December 31, 2008.  The Bank had no repossessed assets as of June 30, 2009 and December 31, 2008.

Total non-performing loans, which include non-accrual loans and loans 90 days past due and still accruing, were $23.5 million and $12.3 million at June 30, 2009 and December 31, 2008, respectively.  The ratio of non-performing loans to total loans was 3.01% at June 30, 2009, as compared to 1.58% at December 31, 2008.  Non-performing loans include $5.0 million in construction and acquisition and development loans, $16.9 million in commercial and residential mortgage loans and $1.6 million in other loans at June 30, 2009 as compared to $2.5 million in construction and acquisition and development loans, $8.7 million in commercial and residential mortgage loans and $1.1 million in other loans as of December 31, 2008.

           Deposits.  Total deposits at June 30, 2009 were $767.4 million, an increase of $46.3 million over deposits of $721.1 million at December 31, 2008. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $31.6 million to $528.8 million at June 30, 2009 as compared to $497.2 million at December 31, 2008.  The Bank offers remote deposit capture for customers which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers.  Certificates of deposit in amounts greater than $100,000 or more totaled $236.9 million at June 30, 2009 as compared to $220.4 million at December 31, 2008.  At June 30, 2009, brokered deposits amounted to $82.0 million as compared to $61.0 million at December 31, 2008.  Brokered deposits outstanding as of June 30, 2009 had a weighted average rate of 2.19% with a weighted average original term of 10 months as compared to brokered deposits outstanding at December 31, 2008 which had a weighted average rate of 3.25% with a weighted average original term of eight months.

Borrowed Funds. Borrowings from the FHLB totaled $77.0 million at June 30, 2009 and December 31, 2008.  The average balance of FHLB borrowings for the three months ended June 30, 2009 was $77.4 million compared to $79.2 million for the year ended December 31, 2008.  At June 30, 2009, $70.0 million of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $72.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in an advance that has been converted to a fixed rate by the FHLB, which may be repaid without a prepayment fee.

The Bank had $7.5 million and $5.0 million in borrowings from the FRB at June 30, 2009 and December 31, 2008, respectively.  Borrowings from the Federal Reserve Bank ("FRB") are Term Auction Facility loans which have short-term maturities.

The Company had no federal funds purchased as of June 30, 2009 or December 31, 2008.

Securities sold under agreements to repurchase were $36.8 million at June 30, 2009 compared to $37.5 million at December 31, 2008.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the six months ended June 30, 2009 totaled $938.0 million, exceeding average rate sensitive liabilities of $779.2 million by $158.8 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of June 30, 2009, the Company had cash flow hedges with a notional amount of $85.0 million.  These derivative instruments consist of one interest rate floor contract and one interest rate swap contract.  The interest rate floor contract is used to hedge future cash flows from payments on the first $35.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment during the terms of the interest rate floor contracts.  If the prime rate falls below the contract rate during the term of the contract, the Company will receive payments based on notional amount times the difference between the contract rate and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is equal to or higher than the contract rate.  The interest rate floor contract in effect at June 30, 2009 will expire in fourth quarter 2009.  The interest rate swap contract is used to convert $50.0 million of variable rate loans to a fixed rate.  Under the swap contract, the Company receives a fixed rate of 6.245% and pays a variable rate based on the current prime rate (3.25% at June 30, 2009) on the notional amount of $50.0 million.  The swap agreement matures in June 2011.  The Company recognized $2.0 million in interest income, net of premium amortization, from interest rate derivative contracts during the six months ended June 30, 2009.  Based on the current interest rate environment, it is expected the Company will continue to receive income on these interest rate contracts throughout 2009.

DERIVATIVE INSTRUMENTS AS OF JUNE 30, 2009
(Dollars in thousands)

Type of Derivative	Notional Amount	Contract Rate	Premium	Year-to-date Income (Net of Premium Amortization)
Interest rate floor contact*	-	-	-	106
Interest rate floor contact*	-	-	-	623
Interest rate floor contact	35,000	7.250%	634	491
Interest rate swap contact	50,000	6.245%	-	753
	$85,000		$634	$1,973

* Interest rate floor contract expired during 2009

Included in the rate sensitive assets are $494.9 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2009, the Bank had $257.7 million in loans with interest rate floors.  The floors were in effect on $255.2 of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.29% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2009 such unfunded commitments to extend credit were $148.6 million, while commitments in the form of standby letters of credit totaled $3.3 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2009, the Company’s core deposits totaled $528.8 million, or 69% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the FRB on a short-term basis.  In third quarter 2008, the Bank significantly improved its funding capacity by pledging loans to the FRB.  The Bank’s policies include the ability to access wholesale funding up to 40% of total assets.  The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 17.14% as of June 30, 2009.

At June 30, 2009, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $82.0 million, which have an average maturity of 10 months.  The balance and cost of these deposits are more susceptible to changes in the interest rate environment than other deposits.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $77.0 million at June 30, 2009.  The remaining availability at the FHLB was $20.0 million at June 30, 2009.  At June 30, 2009, the carrying value of loans pledged as collateral to the FHLB totaled approximately $192.1 million.  The Bank had $7.5 million in borrowings from the FRB at June 30, 2009.  The FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2009, the carrying value of loans pledged as collateral to the FRB totaled approximately $258.7 million.  The Bank’s borrowing availability has decreased approximately $51.2 million and $37.2 million during 2009 at the FHLB and the FRB, respectively, due to system-wide collateral requirement changes by the respective agencies.

The Bank also had the ability to borrow up to $33.0 million for the purchase of overnight federal funds from three correspondent financial institutions as of June 30, 2009.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 25.17% at June 30, 2009 and 26.80% at December 31, 2008.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of June 30, 2009 and December 31, 2008 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in thousands)

	June 30, 2009	December 31, 2008

Contractual Cash Obligations
Long-term borrowings	$70,000	77,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,172	4,554

Total	$94,791	102,173

Other Commitments
Commitments to extend credit	$148,553	158,939
Standby letters of credit and financial guarantees written	3,317	4,316

Total	$151,870	163,255

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

Capital Resources.  Shareholders’ equity at June 30, 2009 was $98.5 million compared to $101.1 million at December 31, 2008.  At June 30, 2009 and December 31, 2008, accumulated comprehensive income amounted to $2.3 million and $5.5 million, respectively.  Annualized return on average equity for the three months ended June 30, 2009 was 3.94% compared to 8.38% for the year ended December 31, 2008.  Total cash dividends paid on common stock during the six months ended June 30, 2009 amounted to $942,000 as compared to total cash dividends of $1.3 million paid for the first six months of 2008.

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

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 100,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of March 2009.  The Company repurchased 65,500 shares, or $776,000, of its common stock under this plan during 2008. As described below, during the period the Company has Series A preferred stock outstanding to the UST, the Company is prohibited from repurchasing its common stock except in limited circumstances.

On December 23, 2008, the Company entered into a Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of June 30, 2009, the Bank has accreted a total of $56,000 of the discount related to the Series A preferred stock.  The Bank paid dividends of $494,000 on the Series A preferred stock during 2009 and cumulative undeclared dividends at June 30, 2009 were $157,000.  The CPP, created by the UST, is a voluntary program in which selected, healthy financial institutions were encouraged to participate.  Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things.  Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2009 and December 31, 2008 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 13.56% and 13.65% at June 30, 2009 and December 31, 2008, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 14.78% and 14.90% at June 30, 2009 and December 31, 2008, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.67% and 12.40% at June 30, 2009 and December 31, 2008, respectively.

The Bank’s Tier 1 risk-based capital ratio was 10.98% and 9.85% at June 30, 2009 and December 31, 2008, respectively.  The total risk-based capital ratio for the Bank was 12.21% and 11.10% at June 30, 2009 and December 31, 2008, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.41% and 8.94% at June 30, 2009 and December 31, 2008, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2009 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2009	-		$-	-	-

May 1 - 31, 2009	2,530		6.51	-	-

June 1 - 30, 2009	2,497		6.39	-	-

Total	5,027	(1)	$6.45	-

(1) The Company purchased 5,027 shares on the open market in second quarter 2009 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The agreements with UST under the CPP program allow the Company to purchase its common stock pursuant to benefit plans.

Item 3.                    Defaults Upon Senior Securities

                                Not applicable

Item 4.                    Submission of Matters to a Vote of Security Holders

(a)	Annual Shareholders’ Meeting – May 7, 2009

(b)	Directors elected at the meeting are as follows: Robert C. Abernethy, James S. Abernethy, Larry E. Robinson and William Gregory Terry

(c)	At the May 7, 2009 Annual Shareholders Meeting the following items were submitted to a vote of shareholders:

1)   Election of Directors:
	Vote For	Withhold Authority
Robert C. Abernethy	4,930,554	38,471
James S. Abernethy	4,929,834	39,191
Larry E. Robinson	4,930,771	38,254
William Gregory Terry	4,928,480	40,246

2) Approval of the Company's new Omnibus Stock Ownership and Long-Term Incentive Plan

Votes For - 3,480,781, Votes Against - 602,070, Votes Abstained - 17,099

3) Participation in advisory (non-binding) vote to approve the compensation of the Company's executive officers

Votes For - 4,759,461, Votes Against - 157,600, Votes Abstained - 51,959

4) Ratification of appointment of Independent Registered Public Accountants - Porter Keadle
Moore, LLP

Votes For - 4,930,425, Votes Against - 25,464, Votes Abstained - 13,133

(d) Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A Preferred
Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

	Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

	Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-Q filed with the
Securities and Exchange Commission on November 7, 2007

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-
A filed with the Securities and Exchange Commission on September 2, 1999

	Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

	Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the United
States Department of the Treasury, incorporated by reference to Exhibit (10)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

	Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Tony W. Wolfe, incorporated by reference to Exhibit
(10)(a)(i) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(ii) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to
Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Joseph F. Beaman, Jr., incorporated by reference to
Exhibit (10)(b)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and William D. Cable, Sr., incorporated by reference to
Exhibit (10)(c)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Lance A. Sellers, incorporated by reference to Exhibit
(10)(d)(i) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to
Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long Term
Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on
March 15, 2007

Exhibit (10)(f)	Employment Agreement between Peoples Bank and A. Joseph Lampron incorporated by reference to Exhibit (10)(g) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and A. Joseph Lampron, incorporated by reference to
Exhibit (10)(f)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
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
Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and Benjamin
I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and Exchange Commission on March 20, 2009

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

Peoples Bancorp of North Carolina, Inc.

August 14, 2009	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2009	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)