Form 10-Q
period 2009-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2009-11-12
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,539,056 shares of common stock, outstanding at October 31, 2009.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2009 (Unaudited) and
	December 31, 2008	3

	Consolidated Statements of Earnings for the three months ended
	September 30, 2009 and 2008 (Unaudited), and for the nine months ended
	September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended September 30, 2009 and 2008 (Unaudited), and for the nine months
	ended September 30, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2009 and 2008 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-17

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33-36
Signatures		37
Certifications		38-40

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	September 30,	December 31,
Assets	2009	2008
	(Unaudited)

Cash and due from banks	$35,775	19,743
Interest bearing deposits	1,412	1,453
Federal funds sold	-	6,733
Cash and cash equivalents	37,187	27,929

Investment securities available for sale	188,352	124,916
Other investments	6,117	6,303
Total securities	194,469	131,219

Mortgage loans held for sale	1,577	-

Loans	782,272	781,188
Less allowance for loan losses	(15,474)	(11,025)
Net loans	766,798	770,163

Premises and equipment, net	17,539	18,297
Cash surrender value of life insurance	7,216	7,019
Accrued interest receivable and other assets	16,445	14,135
Total assets	$1,041,231	968,762

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$111,578	104,448
NOW, MMDA & savings	272,865	210,058
Time, $100,000 or more	240,440	220,374
Other time	169,435	186,182
Total deposits	794,318	721,062

Demand notes payable to U.S. Treasury	444	1,600
Securities sold under agreement to repurchase	31,911	37,501
Short-term Federal Reserve Bank borrowings	12,500	5,000
FHLB borrowings	77,000	77,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	4,940	4,852
Total liabilities	941,732	867,634

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2009 and 2008	24,441	24,350
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,539,056 shares in 2009 and 2008	48,269	48,269
Retained earnings	23,043	22,985
Accumulated other comprehensive income	3,746	5,524
Total shareholders' equity	99,499	101,128

Total liabilities and shareholders' equity	$1,041,231	968,762

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$10,662	12,734	32,603	38,407
Interest on federal funds sold	-	17	1	52
Interest on investment securities:
U.S. Government agencies	1,385	1,065	3,947	3,305
States and political subdivisions	325	225	866	668
Other	31	80	90	315
Total interest income	12,403	14,121	37,507	42,747

Interest expense:
NOW, MMDA & savings deposits	789	807	2,066	2,514
Time deposits	2,213	3,536	7,669	11,467
FHLB borrowings	911	891	2,666	2,722
Junior subordinated debentures	116	233	445	790
Other	103	159	312	513
Total interest expense	4,132	5,626	13,158	18,006

Net interest income	8,271	8,495	24,349	24,741

Provision for loans losses	3,139	1,035	7,156	2,107

Net interest income after provision for loan losses	5,132	7,460	17,193	22,634

Non-interest income:
Service charges	1,511	1,411	4,094	3,814
Other service charges and fees	472	575	1,568	1,842
Gain (loss) on sale and write-down of securities	(79)	(140)	1,072	(140)
Mortgage banking income	129	165	633	526
Insurance and brokerage commissions	87	104	286	330
Miscellaneous	383	391	1,287	1,542
Total non-interest income	2,503	2,506	8,940	7,914

Non-interest expense:
Salaries and employee benefits	3,596	3,890	11,231	11,435
Occupancy	1,357	1,228	3,990	3,652
Other	2,391	2,160	7,421	6,234
Total non-interest expense	7,344	7,278	22,642	21,321

Earnings before income taxes	291	2,688	3,491	9,227

Income taxes	(9)	942	1,206	3,234

Net earnings	300	1,746	2,285	5,993

Dividends and accretion on preferred stock	348	-	898	-

Net earnings (loss) available to common shareholders	$(48)	1,746	1,387	5,993

Basic earnings (loss) per share	$(0.01)	0.31	0.25	1.07
Diluted earnings (loss) per share	$(0.01)	0.31	0.25	1.06
Cash dividends declared per share	$0.07	0.12	0.24	0.36

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$300	1,746	2,285	5,993

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	2,560	(636)	839	(1,087)
Reclassification adjustment for (gains) losses on sale
and write-downs of securities available for sale
included in net earnings	79	140	(1,072)	140
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(304)	263	(2,294)	876
Reclassification adjustment for gains on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	(25)	-	(25)	-

Total other comprehensive income (loss),
before income taxes	2,310	(233)	(2,552)	(71)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	997	(248)	327	(423)
Reclassification adjustment for (gains) losses on sale
and write-downs of securities available for sale
included in net earnings	30	55	(418)	55
Unrealized holding gains (losses) on derivative
financial instruments qualifying as cash flow
hedges	(158)	19	(683)	174

Total income tax (expense) benefit related to
other comprehensive income	869	(174)	(774)	(194)

Total other comprehensive income (loss),
net of tax	1,441	(59)	(1,778)	123

Total comprehensive income	$1,741	1,687	507	6,116

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(Dollars in thousands)

	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,285	5,993
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,033	1,214
Provision for loan losses	7,156	2,107
Gain on sale of investment securities	(1,795)	(160)
Write-down of investment securities	723	300
Gain on ineffective portion of derivative financial instruments	(25)	-
Loss (gain) on sale of repossessed assets	44	(38)
Write-down of other real estate and repossessions	477	172
Origination of mortgage loans held for sale	(1,577)	-
Change in:
Cash surrender value of life insurance	(197)	(182)
Other assets	(2,853)	(1,204)
Other liabilities	88	(1,258)

Net cash provided by operating activities	6,359	6,944

Cash flows from investing activities:
Purchases of investment securities available for sale	(128,710)	(33,485)
Proceeds from calls, paydowns and maturities of investment
securities available for sale	35,361	14,142
Proceeds from sales of investment securities available
for sale	30,743	23,445
Purchases of other investments	(1,176)	(2,978)
Proceeds from sale of other investments	788	3,110
Net change in loans	(6,361)	(46,601)
Purchases of premises and equipment	(693)	(1,613)
Proceeds from sale of premises and equipment	1	34
Proceeds from sale of repossessed assets	1,072	1,560

Net cash used by investing activities	(68,975)	(42,386)

Cash flows from financing activities:
Net change in deposits	73,256	60,229
Net change in demand notes payable to U.S. Treasury	(1,156)	-
Net change in securities sold under agreement to repurchase	(5,590)	4,647
Proceeds from FHLB borrowings	24,100	68,600
Repayments of FHLB borrowings	(24,100)	(79,100)
Proceeds from FRB borrowings	45,000	-
Repayments of FRB borrowings	(37,500)	-
Proceeds from exercise of stock options	-	44
Common stock repurchased	-	(549)
Cash dividends paid on Series A preferred stock	(807)	-
Cash dividends paid on common stock	(1,329)	(2,015)

Net cash provided by financing activities	71,874	51,856

Net change in cash and cash equivalent	9,258	16,414

Cash and cash equivalents at beginning of period	27,929	29,800

Cash and cash equivalents at end of period	$37,187	46,214

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine months ended September 30, 2009 and 2008

(Dollars in thousands)
	2009	2008
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,434	18,221
Income taxes	$1,483	3,262

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(142)	(578)
Change in unrealized gain (loss) on derivative financial
instruments, net	$(1,636)	702
Transfer of loans to other real estate and repossessions	$3,387	3,209
Financed portion of sale of other real estate	$818	883
Accretion of Series A preferred stock discount	$91	-
Cumulative effect of adoption of EITF 06-4	$-	467

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

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance under the following three ASC's intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

ASC Topic 820 (formerly FASB Staff Position (FSP) FAS 157-4), "Fair Value Measurements and Disclosures," provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have decreased significantly.  ASC Topic 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of ASC Topic 820 was effective for the period ended June 30, 2009 and did not have a significant effect on the Company's condensed consolidated financial statements.

ASC Topic 825 (formerly FSP FAS 107-1 and APB 28-1), "Financial Instruments," requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of ASC Topic 825 were effective for the Company's interim period ending on June 30, 2009.  The new interim disclosures are included in Note 5 - Fair Value.

ASC Topic 320 (formerly FSP FAS 115-2 and FAS 124-2), "Investments – Debt and Equity Securities," amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This ASC Topic 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of ASC Topic 320 were effective for the Company's interim period ending on June 30, 2009.  The Company adopted the provisions of ASC Topic 320 as of June 30, 2009 and it did not have a significant effect on the Company's condensed consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860 (formerly Statement No. 166) "Transfers and Servicing," to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into FASB Codification.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  SFAS 167 is not expected to have any effect on the Company's financial position, results of operations or disclosures.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), “Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.”  ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.”  ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  The FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification.  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly.  Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative.  As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position.  All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), “Omnibus Update – Amendments to Various Topics for Technical Corrections.”  The adoption of ASU 2009-02 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), “SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins.”  ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text.  This ASU did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), “Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99.”  ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities.  ASU 2009-04 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1)  A valuation technique that uses:
     a. The quoted price of the identical liability when traded as an asset
     b. Quoted prices for similar liabilities or similar liabilities when traded as assets.
2)  Another valuation technique that is consistent with the principles of ASC Topic 820.  Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in ASU 2009-5 is effective for the Company in the fourth quarter of 2009.  Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on results of operations, financial position or disclosures.

ASU 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee's net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity's measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force" was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing" amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(2)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2009 and 2008:

(Dollars in thousands)	2009	2008

Balance, beginning of period	$11,026	9,103
Provision for loan losses	7,156	2,107
Less:
Charge-offs	(3,166)	(1,667)
Recoveries	458	220
Net charge-offs	(2,708)	(1,447)

Balance, end of period	$15,474	9,763

(3)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and nine months ended September 30, 2009 and 2008 is as follows:

For the three months ended September 30, 2009
	Net Earnings (Loss) Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic (loss) per common share	$(48)	5,539,056	$(0.01)
Effect of dilutive securities:
Stock options	-	3,526
Diluted (loss) per common share	$(48)	5,542,582	$(0.01)

For the nine months ended September 30, 2009
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,387	5,539,056	$0.25
Effect of dilutive securities:
Stock options	-	3,346
Diluted earnings per common share	$1,387	5,542,402	$0.25

For the three months ended September 30, 2008
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,746	5,589,056	$0.31
Effect of dilutive securities:
Stock options	-	46,726
Diluted earnings per common share	$1,746	5,635,782	$0.31

For the nine months ended September 30, 2008
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$5,993	5,600,109	$1.07
Effect of dilutive securities:
Stock options	-	64,544
Diluted earnings per common share	$5,993	5,664,653	$1.06

(4)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vest over a five-year period.  Options granted subsequent to 1999 vest over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the nine months ended September 30, 2009 and 2008.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock during the third quarter 2008 at a grant date fair value of $12.80 per share during third quarter 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during fourth quarter 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of September 30, 2009 there was $23,000 of total unrecognized compensation cost related to restricted stock grants, respectively, which is expected to be recognized over a period of three years.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB establishes a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The Company’s fair value measurements for items measured at fair value at September 30, 2009 included:

(Dollars in thousands)
	Fair Value Measurements September 30, 2009	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$188,352	852	186,250	1,250
Mortgage loans held for sale	$1,577	-	1,577	-
Market value of derivatives (in other assets)	$2,265	-	2,265	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2009:

(Dollars in thousands)	Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$0

The Company has specific loan loss reserves for loans that management has determined to be impaired.  These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral.  At September 30, 2009, the Company had specific reserves of $2.1 million in the allowance for loan losses on loans totaling $18.4 million.  The Company’s September 30, 2009 fair value measurement for impaired loans is presented below:

(Dollars in thousands)
	Fair Value Measurements September 30, 2009	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2009
Impaired loans	$16,282	-	12,498	3,784	(794)
Other Real Estate	$3,662	-	3,662	-	-

Companies must disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.

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

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)

Assets:
Cash and cash equivalents	$37,187	37,187	27,929	27,929
Investment securities available for sale	$188,352	188,352	124,916	124,916
Other investments	$6,117	6,117	6,303	6,303
Mortgage loans held for sale	$1,577	1,577	-	-
Loans, net	$766,798	768,775	770,163	773,256
Cash surrender value of life insurance	$7,216	7,216	7,019	7,019
Derivative instruments	$2,265	2,265	4,981	4,981

Liabilities:
Deposits and demand notes payable	$794,762	793,905	722,662	718,278
Securities sold under agreements
to repurchase	$31,911	31,911	37,501	37,501
Short-term FRB borrowings	$12,500	12,500	5,000	4,999
FHLB borrowings	$77,000	92,897	77,000	83,038
Junior subordinated debentures	$20,619	20,619	20,619	20,619

(6)	Derivative Instruments and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities
The disclosure requirements for derivatives and hedging activities have the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of September 30, 2009, the Company had cash flow hedges with a notional amount of $85.0 million.  These derivative instruments consist of one interest rate floor contract and one interest rate swap contract.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2009 and December 31, 2008.

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
(Dollars in thousands)

	Asset Derivatives				Liability Derivatives
	As of September 30,				As of September		As of December 31,
	2009		As of December 31, 2008		30, 2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Interest rate derivative
contracts	Other assets	$ 2,265	Other assets	$ 4,981	N/A	$ -	N/A	$ -

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floor designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of September 30, 2009, the Company had one interest rate swap with a notional amount of $50.0 million and one interest rate floor with a notional amount of $35.0 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s recognized hedge ineffectiveness gains of $25,000 in earnings during the three and nine months ended September 30, 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1.6 million will be reclassified as an increase to interest income.

Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended September 30, 2009 and 2008.

GAIN (LOSS) ON DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
(Dollars in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine months ended September 30,			Nine months ended September 30,
	2009	2008		2009	2008
Interest rate derivative contracts	$ 342	$ 3,088	Interest income	$ 2,588	$ 2,212
			Non-interest income	$ 48	$ -

(7)	Subsequent Events

In May 2009, the FASB issued SFAS 165 “Subsequent Events,” which was subsequently incorporated into FASB ASC Topic 855 “Subsequent Events.” Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date.  The evaluation was performed through November 12, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

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

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc (“the Company”). Peoples Bancorp is the parent company of Peoples Bank (the “Bank”) and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Union and Wake counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Federal Reserve has decreased the Federal Funds Rate 1.75% since September 30, 2008 with the rate set at 0.25% as of September 30, 2009.  These decreases had a negative impact on earnings during the first nine months of 2009 and will continue to have a negative impact on the Bank’s net interest income in the future periods.  The negative impact from the decrease in the Federal Funds Rate has been partially offset by the increase in earnings realized on interest rate contracts, including both an interest rate swap and interest rate floors, utilized by the Company.  Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”).  Under  the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the UST’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the

Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of September 30, 2009, the Company has accreted a total of $91,000 of the discount related to the Series A preferred stock.  The Company paid dividends of $807,000 on the Series A preferred stock during 2009 and cumulative undeclared dividends at September 30, 2009 were $157,000.  The CPP, created by the UST, was a voluntary program in which selected, healthy financial institutions were encouraged to participate.  Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things.  Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.

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

It is the intent of the Company to utilize CPP funds to provide capital to support making loans to qualified borrowers in the Bank’s market area.  The funds will also be used to absorb losses incurred when modifying loans or making concessions to borrowers in order to keep borrowers out of foreclosure.  The Bank is also working with its current builders and contractors to provide financing for potential buyers who may not be able to qualify for financing in the current mortgage market in order to help these customers sell existing single family homes.  The Company will also use the CPP capital infusion as additional Tier I capital to protect the Bank from potential losses that may be incurred during this current recessionary period.

The Company continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  The Bank continues to monitor and evaluate all significant loans in its portfolio, and will continue to manage its credit risk exposure with the expectation that stabilization of the real estate market will not occur until 2010 or later.  The CPP funds have enhanced our capital position as the Company infused the Bank with $8.0 million additional regulatory capital. The Company has $19.5 million available that can be infused into the Bank as additional capital if needed to maintain its position as a well capitalized bank.  We anticipate increased loan losses in the short run and have prepared for that expectation. We have quality individuals managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.  Over the remainder of the year we anticipate net interest margin improvement as repricing of deposits should exceed repricing of loans. The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact the Bank if those adjustments are significant.

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

The Bank opened a new office in Iredell County, in Mooresville, North Carolina in September 2009.  Management continues to look for branching opportunities in nearby markets although there are no additional offices planned in 2009.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards.  These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with GAAP.  For a more complete discussion of policies, see the notes to the consolidated financial statements.

The disclosure requirements for derivatives and hedging activities have the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of September 30, 2009, the Company had cash flow hedges with a notional amount of $85.0 million.  These derivative instruments consist of one interest rate floor contract and one interest rate swap contract.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2009 and December 31, 2008.

FAIR VALUES OF DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
(Dollars in thousands)

	Asset Derivatives				Liability Derivatives
	As of September 30,				As of September 30,		As of December 31,
	2009		As of December 31, 2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate derivative
contracts	Other assets	$ 2,265	Other assets	$ 4,981	N/A	$ -	N/A	$ -

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floor designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of September 30, 2009, the Company had one interest rate swap with a notional amount of $50.0 million and one interest rate floor with a notional amount of $35.0 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s recognized hedge ineffectiveness gains of $25,000 in earnings during the three and nine months ended September 30, 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1.6 million will be reclassified as an increase to interest income.

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended September 30, 2009 and 2008.

GAIN (LOSS) ON DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
(Dollars in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine months ended September 30,			Nine months ended September 30,
	2009	2008		2009	2008
Interest rate derivative contracts	$ 342	$ 3,088	Interest income	$ 2,588	$ 2,212
			Non-interest income	$ 48	$ -

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Results of Operations
Summary.  Net earnings for the third quarter of 2009 were $300,000, or $0.05 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $1.7 million, or $0.31 basic and diluted net earnings per share for the same period one year ago.  After adjusting for $348,000 in dividends and accretion on preferred stock, net loss available to common shareholders for the three months ended September 30, 2009 was $48,000 or $0.01 basic and diluted net loss per common share.  Net earnings from recurring operations for the three months ended September 30, 2009 was $670,000, or $0.12 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to third quarter 2008 net earnings from recurring operations of $2.0 million, or $0.35 basic and diluted net earnings per share.  The decrease in third quarter net earnings is attributable to an increase in provision for loan losses and a decrease in net interest income.  The decline in earnings for the third quarter reflects the continuing adverse impact on real estate values, new home sales and construction, necessitating an increase in the provision for loan losses as the risk of loss in the loan portfolio increases as a result of the recessionary environment.

The annualized return on average assets was 0.12% for the three months ended September 30, 2009 compared to 0.74% for the same period in 2008, and annualized return on average shareholders' equity was 1.20% for the three months ended September 30, 2009 compared to 9.40% for the same period in 2008.

Year-to-date net earnings as of September 30, 2009 was $2.3 million, or $0.41 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to $6.0 million, or $1.07 basic net earnings per share and $1.06 diluted net earnings per share, for the same period one year ago.  The decrease in year-to-date earnings is primarily attributable to an increase in provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income.  After adjusting for $898,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the nine months ended September 30, 2009 was $1.4 million, or $0.25 basic and diluted net earnings per common share.

Net earnings from recurring operations for the nine months ended September 30, 2009, which excludes non-recurring gains and losses on disposition of assets, was $1.9 million, or $0.35 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to $6.2 million, or $1.10 basic net earnings per share and $1.09 diluted net earnings per share, for the same period one year ago.

The annualized return on average assets was 0.30% for the nine months ended September 30, 2009 compared to 0.87% for the same period in 2008, and annualized return on average shareholders' equity was 3.03% for the nine months ended September 30, 2009 compared to 10.56% for the same period in 2008.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $8.3 million for the three months ended September 30, 2009 as compared to $8.5 million for the same period one year ago.  The decrease in net interest income is primarily due to a 175 point basis point reduction in the Bank’s prime commercial lending rate from September 30, 2008 to September 30, 2009 and was partially offset by a decrease in the cost of funds and an increase in interest earning assets.

Interest income decreased $1.7 million or 12% for the three months ended September 30, 2009 compared with the same period in 2008.  The decrease was due to a 175 basis point reduction in the Bank’s prime commercial lending rate, which was partially offset by an increase in interest earning assets. Net income from derivative instruments was $662,000 for the three months ended September 30, 2009 when compared to a net income of $907,000 for the same period in 2008.  The average yield on earning assets for the quarters ended September 30, 2009 and 2008 was 5.18% and 6.43%, respectively.  During the quarter ended September 30, 2009, average loans increased $31.0 million to $788.4 million from $757.4 million for the three months ended September 30, 2008.  During the quarter ended September 30, 2009, average investment securities available-for-sale increased $58.5 million to $172.0 million from $113.5 million for the three months ended September 30, 2008.

Interest expense decreased $1.5 million or 27% for the three months ended September 30, 2009 compared with the same period in 2008.  The average rate paid on interest-bearing checking and savings accounts was 1.25% for the three months ended September 30, 2009 as compared to 1.57% for the same period of 2008.  The average rate paid on certificates of deposits was 2.16% for the three months ended September 30, 2009 compared to 3.40% for the same period one year ago.

Net interest income decreased 2% to $24.3 million for the nine months ended September 30, 2009 compared to $24.7 million for the same period in 2008.  This decrease is primarily attributable to a reduction in the Bank’s prime commercial lending rate.   The decrease in loan interest income resulting from a decline in prime rate was partially offset by an increase in income from derivative instruments.

Interest income decreased $5.2 million or 12% for the nine months ended September 30, 2009 compared with the same period in 2008.  The decrease was due to a reduction in the Bank’s prime commercial lending rate, which was partially offset by an increase in interest earning assets and income from interest rate derivative contracts. Net income from derivative instruments was $2.6 million for the nine months ended September 30, 2009 compared to $2.2 million for the same period one year ago.  The average yield on earning assets for the nine months ended September 30, 2009 and 2008 was 5.38% and 6.68%, respectively.  During the nine months ended September 30, 2009, average loans increased $44.8 million to $782.8 million from $738.0 million for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, average investment securities available-for-sale increased $35.7 million to $151.6 million from $115.9 million for the nine months ended September 30, 2008.

Interest expense decreased $4.8 million or 27% for the nine months ended September 30, 2009 compared with the same period in 2008.  The average rate paid on interest-bearing checking and savings accounts was 1.20% for the nine months ended September 30, 2009 as compared to 1.67% for the same period of 2008.  The average rate paid on certificates of deposits was 2.48% for the nine months ended September 30, 2009 compared to 3.83% for the same period one year ago.

Provision for Loan Losses. For the three months ended September 30, 2009 a contribution of $3.1 million was made to the provision for loan losses compared to a $1.0 million contribution to the provision for loan losses for the three months ended September 30, 2008.  The increase in the provision for loan losses is primarily attributable to a $16.5 million increase in non-performing assets from September 30, 2008 to September 30, 2009.

The provision for loan losses for the nine months ended September 30, 2009 was $7.2 million as compared to $2.1 million for the same period one year ago.  The increase in the provision for loan losses is primarily attributable to an increase in non-performing assets, a $1.3 million increase in net charge-offs during the nine months ended September 30, 2009 compared to the same period last year and growth in the loan portfolio.  Net charge-offs during the nine months ended September 30, 2009 included $752,000 on construction and acquisition and development loans, $1.1 million on mortgage loans and $856,000 on non-real estate loans, which included $409,000 on commercial loans.

Non-Interest Income.  Total non-interest income was $2.5 million in the third quarter of 2009 and 2008.  Service charges increased 7% to $1.5 million for the three months ended September 30, 2009 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Other service charges and fees decreased to $472,000 for the three-month period ended September 30, 2009 as compared to $575,000 for the same period one year ago primarily due to a decrease in check cashing fees.  Mortgage banking income decreased to $129,000 during the three months ended September 30, 2009 from $165,000 for the same period in 2008.  Miscellaneous income was $383,000 for the three months ended September 30, 2009 as compared to $391,000 for the same period in 2008.  Recurring non-interest income amounted to $2.9 million for the three months ended September 30, 2009, as compared to $2.8 million for the same period one year ago. Net non-recurring losses of $360,000 for the three months ended September 30, 2009 included a $281,000 loss on the disposition of assets and a $79,000 write-down on an investment.  Management determined the market value of this investment had decreased significantly and was not considered temporary, therefore a write-down was appropriate during the third quarter of 2009.  Non-recurring losses of $316,000 for the three months ended September 30, 2008 were due to a $176,000 loss on the disposition of assets and a $140,000 loss on sale of securities.

Total non-interest income was $8.9 million in the nine months ended September 30, 2009 as compared to $7.9 million for the same period of 2008.  This increase in non-interest income is attributable to an increase in gains on sale of securities which were partially offset by an increase in write-downs of securities and a decrease in miscellaneous income and other service charges and fees when compared to the same period last year.  Service charges increased 7% to $4.1 million for the nine months ended September 30, 2009 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Other service charges and fees decreased 15% to $1.6 million for the three-month period ended September 30, 2009 when compared to the same period one year ago primarily due to a decrease in check cashing fees.  Mortgage banking income increased to $633,000 during the nine months ended September 30, 2009 from $526,000 for the same period in 2008 due to an increase in mortgage loan demand.  Miscellaneous income was $1.3 million for the nine months ended September 30, 2009, a 17% decrease from $1.6 million for the same period in 2008 primarily due to an increase in losses on the disposition of assets.  Recurring non-interest income increased 2% to $8.4 million for the nine months ended September 30, 2009, as compared to $8.2 million for the same period one year ago.  Net non-recurring gains of $552,000 for the nine months ended September 30, 2009 included a $1.8 million gain on sale of securities partially offset by write-downs of three securities totaling $723,000.  This $1.1 million net gain on the sale and write-down of securities for the nine months ended September 30, 2009 was partially offset by a $521,000 loss on the disposition of assets.  Net non-recurring losses of $276,000 for the nine months ended September 30, 2008 were due to a $140,000 loss on the sale of securities and a $136,000 loss on the disposition of assets.

 Non-Interest Expense.  Total non-interest expense was $7.3 million for the third quarter of 2009 and 2008.  Salary and employee benefits totaled $3.6 million for the three months ended September 30, 2009, a decrease of 8% from the same period in 2008.  The decrease in salary and employee benefits is primarily due to a reduction in incentive expense.

Occupancy expense increased 11% for the quarter ended September 30, 2009.  The increase in occupancy expense is primarily attributable to an increase in furniture and equipment expense.  Other non-interest expense increased 11% to $2.4 million for the three months ended September 30, 2009 as compared to the same period in 2008.   This increase in other non-interest expense is primarily attributable to increase of $231,000 in FDIC insurance expense due to an increase in 2009 FDIC insurance assessment rates.

Total non-interest expense increased 6% to $22.6 million for the nine months ended September 30, 2009 as compared to $21.3 million for the corresponding period in 2008.  Salary and employee benefits totaled $11.2 million for the nine months ended September 30, 2009, a decrease of 2% from the same period in 2008.  The decrease in salary and employee benefits is primarily due to a reduction in incentive expense.  Occupancy expense increased 9% for the nine months ended September 30, 2009.  The increase in occupancy expense is primarily attributable to an increase in furniture and equipment expense.  Other non-interest expense increased 19% to $7.4 million for the nine months ended September 30, 2009 as compared to the same period in 2008.   This increase in other non-interest expense is primarily attributable to increase of $1.0 million in FDIC insurance expense and an increase of $376,000 in debit card expense.  The increase in FDIC insurance expense is due to an increase in 2009 FDIC insurance assessment rates combined with a $453,000 FDIC insurance special assessment paid in September 2009.

Income Taxes.  The Company reported an income tax benefit of $9,000 for the third quarter of 2009.  This benefit is due to the reversal of expense calculated on an annual basis for the first six months of 2009, as earnings were lower during the three months ended September 30, 2009.  For the three months ended September 30, 2008, the Company reported income taxes of $942,000, which represented an effective tax rate of 35%.

The Company reported income taxes of $1.2 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.  This represented an effective tax rate of 35% for both periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $188.4 million at September 30, 2009 compared to $124.9 million at December 31, 2008.  The increase in available-for-sale securities is primarily due to $77.3 million in securities purchased in a leverage transactions used to offset the cost of the Company’s CPP dividend.  Average investment securities available for sale for the nine months ended September 30, 2009 amounted to $151.6 million compared to $115.9 million for the year ended December 31, 2008.

Loans.  At September 30, 2009, loans amounted to $782.3 million compared to $781.2 million at December 31, 2008, an increase of $1.1 million.  Loans originated or renewed during the nine months ended September 30, 2009 amounting to approximately $103.6 million were offset by paydowns and payoffs of existing loans.  The Bank has modified terms on mortgage loans totaling $16.4 million during the nine months ended September 30, 2009.  Average loans represented 83% and 85% of total earning assets for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.  The Company had $1.6 million in mortgage loans held for sale as of September 30, 2009 and no mortgage loans held for sale as of December 31, 2008.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2009, the Company had $118.1 million in residential mortgage loans, $97.2 million in home equity loans and $292.6 million in commercial mortgage loans, which include $225.4 million using commercial property as collateral and $67.2 million using residential property as collateral.  At September 30, 2009, real estate construction loans included $109.6 million in speculative construction and development loans.

Residential mortgage loans include $62.2 million made to customers in the Company’s traditional banking offices and $55.9 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

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

                Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of nine risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Bank’s Board of Directors reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At September 30, 2009 and December 31, 2008, the recorded investment in loans that were considered to be impaired was approximately $18.4 million and $7.5 million, respectively, with related allowance for loan losses of approximately $2.1 million and $462,000, respectively.

The general allowance reflects reserves established for collective loan impairment.  These reserves are based upon historical net charge-offs using the last three years’ experience.  This charge-off experience may be adjusted to reflect the effects of current conditions.  The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended September 30, 2009 as compared to the year ended December 31,

2008. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at September 30, 2009 amounted to $15.5 million or 1.98% of total loans compared to $11.0 million or 1.41% of total loans at December 31, 2008.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2009 and December 31, 2008.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	09/30/2009	12/31/2008
Risk 1 (Excellent Quality)	3.56%	4.08%
Risk 2 (High Quality)	16.13%	17.95%
Risk 3 (Good Quality)	53.09%	63.08%
Risk 4 (Management Attention)	17.39%	10.42%
Risk 5 (Watch)	5.24%	2.14%
Risk 6 (Substandard)	1.51%	0.80%
Risk 7 (Low Substandard)	0.00%	0.00%
Risk 8 (Doubtful)	0.00%	0.00%
Risk 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At September 30, 2009 there were eight relationships exceeding $1.0 million (which totaled $19.5 million) in the Watch risk grade, three relationships exceeding $1.0 million (which totaled $8.6 million) in the Substandard risk grade and no relationships exceeding $1.0 million in the Low Substandard risk grade. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

Non-performing Assets.  Non-performing assets totaled $29.1 million at September 30, 2009 or 2.79% of total assets, compared to $14.2 million at December 31, 2008, or 1.47% of total assets.  Non-accrual loans were $24.0 million at September 30, 2009 and $11.8 million at December 31, 2008.  The increase in non-accrual loans is primarily due to the movement of five relationships exceeding $1.0 million, which totaled $9.8 million, into non-accrual in 2009.  The largest relationship has loans totaling $4.4 million.  These relationships have all been adversely impacted by declining real estate values and lower levels of new home sales in the Bank’s market area.  As a percentage of total loans outstanding, non-accrual loans were 3.07% at September 30, 2009 compared to 1.51% at December 31, 2008.  The Bank had loans 90 days past due and still accruing of $1.4 million and $514,000 at September 30, 2009 and December 31, 2008, respectively.  Other Real Estate Owned totaled $3.7 million as of September 30, 2009 as compared to $1.9 million at December 31, 2008. The Bank had no repossessed assets as of September 30, 2009 and December 31, 2008.

Total non-performing loans, which include non-accrual loans and loans 90 days past due and still accruing, were $25.4 million and $12.3 million at September 30, 2009 and December 31, 2008, respectively.  The ratio of non-performing loans to total loans was 3.25% at September 30, 2009, as compared to 1.58% at December 31, 2008.  Non-performing loans include $5.7 million in construction and acquisition and development loans, $18.6 million in commercial and residential mortgage loans and $1.1 million in other loans at September 30, 2009 as compared to $2.5 million in construction and acquisition and development loans, $8.7 million in commercial and residential mortgage loans and $1.1 million in other loans as of December 31, 2008.

               Deposits.  Total deposits at September 30, 2009 were $794.3 million, an increase of $73.2 million over deposits of $721.1 million at December 31, 2008. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $50.8 million to $548.0 million at September 30, 2009 as compared to $497.2 million at December 31, 2008.  The Bank offers remote deposit capture for customers which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers.  Certificates of deposit in amounts greater than $100,000 or more totaled $240.4 million at September 30, 2009 as compared to $220.4 million at December 31, 2008.  At September 30, 2009, brokered deposits amounted to $92.0 million as compared to $61.0 million at December 31, 2008.  Brokered deposits outstanding as of September 30, 2009 had a weighted average rate of 2.00% with a weighted average original term of 13 months as compared to brokered deposits outstanding at December 31, 2008 which had a weighted average rate of 3.25% with a weighted average original term of eight months.

Borrowed Funds. Borrowings from the FHLB totaled $77.0 million at September 30, 2009 and December 31, 2008.  The average balance of FHLB borrowings for the nine months ended September 30, 2009 was $77.3 million compared to $79.2 million for the year ended December 31, 2008.  At September 30, 2009, $70.0 million of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $72.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in an advance that has been converted to a fixed rate by the FHLB, which may be repaid without a prepayment fee.

The Bank had $12.5 million at a rate of 0.25% and $5.0 million at a rate of 0.28% in borrowings from the Federal Reserve Bank (“FRB”) at September 30, 2009 and December 31, 2008, respectively.  Borrowings from the FRB are Term Auction Facility loans which have short-term maturities.

The Company had no federal funds purchased as of September 30, 2009 or December 31, 2008.

Securities sold under agreements to repurchase were $31.9 million at September 30, 2009 compared to $37.5 million at December 31, 2008.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the nine months ended September 30, 2009 totaled $948.4 million, exceeding average rate sensitive liabilities of $786.4 million by $162.0 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of September 30, 2009, the Company had cash flow hedges with a notional amount of $85.0 million.  These derivative instruments consist of one interest rate floor contract and one interest rate swap contract.  The interest rate floor contract is used to hedge future cash flows from payments on the first $35.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment during the terms of the interest rate floor contracts.  If the prime rate falls below the contract rate during the term of the contract, the Company will receive payments based on notional amount times the difference between the contract rate and the weighted average prime rate for the quarter.  No payments will be received by the Company if the weighted average prime rate is equal to or higher than the contract rate.  The interest rate floor contract in effect at September 30, 2009 will expire in fourth quarter 2009.  The interest rate swap contract is used to convert $50.0 million of variable rate loans to a fixed rate.  Under the swap contract, the Company receives a fixed rate of 6.245% and pays a variable rate based on the current prime rate (3.25% at September 30, 2009) on the notional amount of $50.0 million.  The swap agreement matures in June 2011.  The Company recognized $2.6 million in interest income, net of premium amortization, from interest rate derivative contracts during the nine months ended September 30, 2009.  Based on the current interest rate environment, it is expected the Company will continue to receive income on these interest rate contracts throughout 2009.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s recognized hedge ineffectiveness gains of $25,000 in earnings during the three and nine months ended September 30, 2009.

DERIVATIVE INSTRUMENTS AS OF SEPTEMBER 30, 2009
(Dollars in thousands)

Type of Derivative	Notional Amount	Contract Rate	Premium	Year-to-date Income (Net of Premium Amortization)
Interest rate floor contact*	-	-	-	106
Interest rate floor contact*	-	-	-	623
Interest rate floor contact	35,000	7.250%	634	746
Interest rate swap contact	50,000	6.245%	-	1,161
	$85,000		$634	$2,636

* Interest rate floor contract expired during 2009

Included in the rate sensitive assets are $492.1 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2009, the Bank had $303.3 million in loans with interest rate floors.  The floors were in effect on $300.8 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.09% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2009 such unfunded commitments to extend credit were $145.7 million, while commitments in the form of standby letters of credit totaled $3.4 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2009, the Company’s core deposits totaled $548.0 million, or 69% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the FRB on a short-term basis.  In third quarter 2008, the Bank significantly improved its funding capacity by pledging loans to the FRB.  The Bank’s policies include the ability to access wholesale funding up to 40% of total assets.  The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 17.81% as of September 30, 2009.

At September 30, 2009, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $92.0 million, which have an average maturity of 13 months.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $77.0 million at September 30, 2009.  The remaining availability at the FHLB was $6.0 million at September 30, 2009.  At September 30, 2009, the carrying value of loans pledged as collateral to the FHLB totaled approximately $149.3 million.  The Bank had $12.5 million in borrowings from the FRB at September 30, 2009.  The FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At September 30, 2009, the carrying value of loans pledged as collateral to the FRB totaled approximately $429.5 million.  In third quarter 2009, the Bank increased its overall borrowing capacity by pledging commercial real estate loans to the FRB that were previously pledged to the FHLB.

The Bank also had the ability to borrow up to $40.5 million for the purchase of overnight federal funds from four correspondent financial institutions as of September 30, 2009.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold, certain investment securities and certain FHLB advances available under the line of credit, as a percentage of net deposits (adjusted for deposit runoff projections) and short-term liabilities was 25.87% at September 30, 2009 and 26.80% at December 31, 2008.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 20%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2009 and December 31, 2008 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in thousands)

	September 30, 2009	December 31, 2008

Contractual Cash Obligations
Long-term borrowings	$70,000	77,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,041	4,554

Total	$94,660	102,173

Other Commitments
Commitments to extend credit	$145,718	158,939
Standby letters of credit and financial guarantees written	3,366	4,316

Total	$149,084	163,255

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

Capital Resources.  Shareholders’ equity at September 30, 2009 was $99.5 million compared to $101.1 million at December 31, 2008.  At September 30, 2009 and December 31, 2008, accumulated comprehensive income amounted to $3.7 million and $5.5 million, respectively.  Annualized return on average equity for the three months ended September 30, 2009 was 3.03% compared to 8.38% for the year ended December 31, 2008.  Total cash dividends paid on common stock during the nine months ended September 30, 2009 amounted to $1.3 million as compared to total cash dividends of $2.0 million paid for the first nine months of 2008.

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

On December 23, 2008, the Company entered into a Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  Additional discussion of the Company’s participation in the CPP can be found on pages 18 and 19.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and Trust Preferred Securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2009 and December 31, 2008 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 13.70% and 13.65% at September 30, 2009 and December 31, 2008, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 14.95% and 14.90% at September 30, 2009 and December 31, 2008, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.51% and 12.40% at September 30, 2009 and December 31, 2008, respectively.

The Bank’s Tier 1 risk-based capital ratio was 11.13% and 9.85% at September 30, 2009 and December 31, 2008, respectively.  The total risk-based capital ratio for the Bank was 12.39% and 11.10% at September 30, 2009 and December 31, 2008, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.35% and 8.94% at September 30, 2009 and December 31, 2008, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2009.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurrinng in the ordinary course of business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total
				Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

July 1 - 31, 2009	2,260		$6.12	-	-

August 1 - 31, 2009	1,080		6.32	-	-

September 1 - 30, 2009	1,140		6.53	-	-

Total	4,480	(1)	$6.27	-

(1) The Company purchased 4,480 shares on the open market in third quarter 2009 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The agreements with UST under the CPP program allow the Company to purchase its common stock pursuant to benefit plans.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the quarter ended September 30, 2009.

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

Peoples Bancorp of North Carolina, Inc.

November 12, 2009	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2009	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)