Form 10-K
period 2009-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2010-03-25
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $27,086,476 based on the closing price of such common stock on June 30, 2009, which was $6.15 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,539,056 shares of common stock, outstanding at February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2009 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2010 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 6, 2010 (the “Proxy Statement”), are incorporated by reference into Part III.

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

		Notice of 2010
		Annual Meeting,
	2009 Form	Proxy Statement
	10-K	and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 11	N/A
Item 1A - Risk Factors	11 - 16	N/A
Item 1B - Unresolved Staff Comments	16	N/A
Item 2 - Properties	16	N/A
Item 3 - Legal Proceedings	16	N/A
Item 4 - Submission of Matters to a Vote of Security Holders	17	N/A

PART II
Item 4 - Market for the Common Equity, Related Shareholder Matters and
Issuer Purchases of Equity Securities	18 - 20	N/A
Item 5 - Selected Financial Data	20	A-3
Item 6 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	20	A-4 - A-31
Item 6A - Quantitative and Qualitative Disclosures About Market Risk	20	A-30
Item 7 - Financial Statements and Supplementary Data	20	A-32 - A-66
Item 8 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	21	N/A
Item 8A - Controls and Procedures	21	N/A
Item 8B - Other Information	21	N/A

PART III
Item 9 - Directors and Executive Officers of the Registrant	22	A-67
Item 10 - Executive Compensation	22	18 - 28
Item 11 - Security Ownership of Certain Beneficial Owners and Management	22 - 23	5 - 8
Item 12 - Certain Relationships and Related Transactions	23	28 - 29
Item 13 - Principal Accountant Fees and Services	23	30

PART IV
Item 14 - Exhibits and Financial Statement Schedules	24 - 27	N/A

Signatures	28	N/A

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 22 banking offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  At December 31, 2009, the Company had total assets of $1.0 billion, net loans of $762.6 million, deposits of $809.3 million, total securities of $201.5 million, and shareholders’ equity of $99.2 million.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans.  Real estate loans are predominately variable rate commercial property loans, which include residential development loans to commercial customers.  Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio.  The majority of the Bank's deposit and loan customers are individuals and small to medium-sized businesses located in the Bank's market area.  The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank’s Banco de le Gente offices.  Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-31 of the Annual Report, which is included in this Form 10-K as Exhibit 13.

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the "Commissioner").

At December 31, 2009, the Bank employed 267 full-time equivalent employees.

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

The Company established a new subsidiary, Community Bank Real Estate Solutions, LLC (“CBRES”), during second quarter 2009.  CBRES serves as a “clearing-house” for appraisal services for community banks.  Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property is located.  This type of service ensures that the appraisal process remains independent from the financing process within the bank.

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

Employment in the Bank's primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities.  Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Merchant Distributors, Inc (wholesale food distributor), Catawba Valley Medical Center, Catawba County, CV Industries (furniture manufacturer), Ethan Allen (furniture manufacturer) and Hickory Public Schools.

Competition

The Bank has operated in the Catawba Valley region for more than 95 years and is the only financial institution headquartered in Newton.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2009 comparative data, the Bank had 21.96% of the deposits in Catawba County, placing it second in deposit size among a total of 14 banks with branch offices in Catawba County; 15.01% of the deposits in Lincoln County, placing it third in deposit size among a total of ten banks with branch offices in Lincoln County and 12.77 % of the deposits in Alexander County, placing it fifth in deposit size among a total of seven banks with branch offices in Alexander County.

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

Capital Requirements for the Bank.  The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock.  As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC.  Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.  The Bank exceeded all applicable capital requirements as of December 31, 2009.  At December 31, 2009, the Company’s Tier I risk-based capital and total risk-based capital were 13.74% and 15.00%, respectively.

Dividend and Repurchase Limitations.  The Company must obtain Federal Reserve approval prior to repurchasing its Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.  Due to the Company's participation in the Capital Purchase Program (“CPP”) , United States Treasury (“UST”) approval is required for the Company to repurchase shares of outstanding common stock.

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

Under the terms of the CPP, the UST has a preferential right to the payment of cumulative dividends on the CPP Series A preferred stock.  No dividends are permitted to be paid to common shareholders unless all accrued and unpaid dividends for all past dividend periods on the CPP preferred stock were fully paid. Any increase in dividends to common shareholders above the amount last declared prior to December 23, 2008 ($0.12 per share quarterly in the case of the Company) is subject to the consent of the UST for the first three years of the CPP preferred stock investment.

Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; and due to extraordinary circumstances, extended the time within which the reserve ratio must be returned to 1.15 percent from five to seven years. The Bank‘s base assessment averaged 12.94 basis points in 2009.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The Bank incurred an expense of $453,000 in 2009 as a result of the special assessment.

On November 12, 2009, the FDIC amended its regulations requiring certain insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment for these periods was collected on December 30, 2009, along with each institution's regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. The prepayment has been treated as a prepaid expense on the books of the Company, and will be recognized as expense in the period for which the assessments are effective.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).

The TAGP provided unlimited deposit insurance coverage through December 31, 2009, for non-interest bearing transaction accounts and certain interest-bearing accounts (negotiable order of withdrawal (NOW) accounts with interest rates of 0.50% or less and lawyers trust accounts) at FDIC-insured depository institutions.  Depository institutions participating in the TAGP are assessed, on a quarterly basis, an annualized 10 basis points fee on the balance of each covered account in excess of the existing FDIC deposit insurance limit of $250,000 that was established on a temporary basis, through December 31, 2009.   The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013.  The TLGP has been extended to cover debt of FDIC-insured institutions issued through April 30, 2010, and the TAGP has been extended through June 30, 2010. The Company has participated in the TAGP since its beginning, and has elected to continue its participation during the extension period.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  The proceeds of debt guaranteed under the DGP may not be used to prepay debt that is not guaranteed by the FDIC.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.   The Company is eligible to participate in the DGP although the it has not chosen to issue any debt under the program at this time.

Federal Home Loan Bank System.  The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2009, the Bank was in compliance with this requirement.

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

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”)was enacted in October 2008 in response to the financial crisis.  Under the EESA, the UST has the authority to take actions to restore liquidity and stability to the U.S. financial system.  The CPP was the first program under the UST’s Troubled Assets Relief Program (“TARP”).  The CPP is a voluntary program in which selected, healthy financial institutions were encouraged to participate.  Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things.  Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.  On December 23, 2008, the Company entered into a Securities Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  The Company paid dividends of $1.1 million on the Series A preferred stock during 2009 and cumulative undeclared dividends at December 31, 2009 were $157,000.

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

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

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

Overall, during 2009, the business environment has been adverse for many households and businesses in the United States and worldwide. The business environment in North Carolina and the markets in which the Company operates has been less adverse than in the United States generally but continues to deteriorate. It is expected that the business environment in the State of North Carolina, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

The Government has the ability to change the requirements of the TARP at any time.  Future changes in the TARP requirements could adversely affect the Company.

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

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuation in our operating results;
•	changes in interest rates;
•	changes in the legal or regulatory environment in which we operate;
•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
•	future sales of our common stock;
•	changes in economic conditions in our market, general conditions in the U.S. economy, financial markets or the banking industry; and
•	other developments affecting our competitors or us.

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

Under the terms of the CPP, the UST has a preferential right to the payment of cumulative dividends on the CPP Series A preferred stock.  No dividends are permitted to be paid to common shareholders unless all accrued and unpaid dividends for all past dividend periods on the CPP preferred stock were fully paid. Any increase in dividends to common shareholders above the amount last declared prior to December 23, 2008 ($0.12 per share quarterly in the case of the Company) is subject to the consent of the UST for the first three years of the CPP preferred stock investment.

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

New requirements under EESA and changes in the CPP requirements may adversely affect our operations and financial condition
Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to our profitability and operations. In addition, the US government, either through the UST or some other federal agency, may also advance additional programs that could materially impact our profitability and operations.

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

Increases in FDIC insurance premiums may adversely affect our earnings
During 2008 and 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are currently insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts at institutions participating in the Transaction Account Guarantee Program are currently fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund.

                In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted fund.

                The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures the Company may be required to pay even higher FDIC premiums than the recently increased levels. Further, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact requirements of such a rule are not yet known, but such a rule could increase the amount of premiums the

Company must pay for FDIC insurance. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

At December 31, 2009, the Bank conducted its business from the headquarters office in Newton, North Carolina, its Banco de la Gente administrative office and its 22 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  The following table sets forth certain information regarding the Bank's properties at December 31, 2009.

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

125-E Trade Court
Mooresville, NC 28117

ITEM 3.       LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

PART II

ITEM 4.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Peoples Bancorp common stock is traded on the over-the-counter (OTC) market and quoted on the Nasdaq Global Market, under the symbol “PEBK.”  Market makers for the Company’s shares include Scott and Stringfellow, Inc. and Sterne Agee & Leach.

Although the payment of dividends by the Company is subject to certain requirements and limitations of North Carolina corporate law, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  However, the ability of the Company to pay dividends and repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.  The Bank’s ability to pay dividends is limited.  North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay.   Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law.   Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).   Based on its current financial condition, the Bank does not expect that this provision will have any impact on the Bank’s ability to pay dividends.  Due to the Company’s participation in the CPP, the full dividend for the latest completed CPP dividend period must be declared and paid in full before dividends may be paid to common shareholders and UST approval is required for any increase in common dividends per share.

As of March 17, 2010, the Company had 712 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.   The market price for the Company’s common stock was $5.47 on March 17, 2010.

The following table presents certain market and dividend information for the last two fiscal years.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Market and Dividend Data

			Cash Dividend
2009	Low Bid	High Bid	Per Common Share
First Quarter	$4.81	10.00	0.10

Second Quarter	$5.00	7.46	0.07

Third Quarter	$5.93	7.00	0.07

Fourth Quarter	$3.95	6.84	0.02

			Cash Dividend
2008	Low Bid	High Bid	Per Share
First Quarter	$12.20	15.50	0.12

Second Quarter	$9.56	14.19	0.12

Third Quarter	$7.36	13.14	0.12

Fourth Quarter	$8.51	12.00	0.12

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its Common Stock with a NASDAQ index and with a southeastern bank index.  The graph was prepared by SNL Securities, L.C., Charlottesville, Virginia, using data as of December 31, 2009.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 11 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total
				Number of
				Shares
				Purchased as
				Part of	Maximum Number
	Total			Publicly	of Shares that May
	Number of		Average	Announced	Yet Be Purchased
	Shares		Price Paid	Plans or	Under the Plans or
Period	Purchased		per Share	Programs	Programs*

January 1 - 31, 2009	-		$-	-	-

February 1 - 28, 2009	1,900		7.37	-	-

March 1 - 31, 2009	1,100		5.18	-	-

April 1 - 30, 2009	-		-	-	-

May 1 - 31, 2009	2,530		6.51	-	-

June 1 - 30, 2009	2,497		6.39	-	-

July 1 - 31, 2009	2,260		6.12	-	-

August 1 - 31, 2009	1,080		6.32	-	-

September 1 - 30, 2009	1,140		6.53	-	-

October 1 - 31, 2009	-		-	-	-

November 1 - 30, 2009	2,450		5.72	-	-

December 1 - 31, 2009	1,350		4.18	-	-

Total	16,307	(1)	$6.13	-

(1) The Company purchased 16,307 shares on the open market in 2009 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The agreements with UST under the CPP program allow the Company to purchase its common stock pursuant to benefit plans.

On December 23, 2008, the Company issued 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of the Company's common stock to the United States Department of the Treasury through a private placement. This issuance of shares was not registered under the Securities Act of 1933, as amended in reliance on the exemption set forth in Section 4(2) thereof.

ITEM 5.	SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which table is included in this Form 10-K as Exhibit (13).

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-31 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-30 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data set forth on pages A-32 through A-66 of the Annual Report are included in this Form 10-K as Exhibit (13).

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

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

There have been no significant changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

/s/ Tony W. Wolfe	/s/ A. Joseph Lampron
Tony W. Wolfe	A. Joseph Lampron
Chief Executive Officer	Chief Financial Officer
February 25, 2010	February 25, 2010

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Nominees”, “Directors Continuing in Office”, “Our Board of Directors and Its Committees”; “Executive Committee”, “Governance Committee”, “Audit Committee”, “Compensation Committee”, “Board Leadership and Structure and Risk Oversight” contained in the Proxy Statement, which sections are incorporated herein by reference.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement, which section is incorporated herein by reference.

The information required by this Item regarding identification of members of the Company’s Audit Committee is set forth under the section captioned “Audit Committee” contained in the Proxy Statement, which section is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s employees, including the principal executive officer and principal financial officer.  The Company has also adopted a written charter for the Audit Committee, which is reviewed annually, and amended as needed, by the Committee.  These documents are available on the Bank’s website (www.peoplesbanknc.com) under “Investor Relations.”

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Executive Compensation and Benefits” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents the number of shares of Company common stock to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average price of the outstanding options, warrants and rights and the number of options, warrants and rights remaining that may be issued under the Company’s Omnibus Plan described under the section captioned “Omnibus Stock Option and Long Term Incentive Plan” contained in the Proxy Statement .

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	176,212	$8.04	360,000
Equity compensation plans not approved by security holders	-	-	-
Total	176,212	$8.04	360,000

(1) Includes 176,212 stock options issued under the 1999 Omnibus Plan, which are fully vested as of December 31, 2009. Of the outstanding stock options, options to purchase a total of 19,391 options were granted on September 25, 2000; 63,544 options were granted on October 30, 2001; 7,510 options were granted on December 18, 2001; 72,966 options were granted on December 17, 2002; 3,630 options were granted on May 6, 2004; and 2,421 options were granted on December 16, 2004.

(2) Includes 3,000 shares of restricted stock granted on September 20, 2007, 1,750 shares granted on March 20, 2008 and 2,000 shares granted on November 20, 2008 under the 1999 Omnibus Plan. These restricted stock grants cliff vest three years after issuance.

(3) The exercise prices for the grants of stock options under the 1999 Omnibus Plan on September 25, 2000; October 30, 2001; December 18, 2001; December 17, 2002; May 6, 2004 and December 16, 2004 are: $6.99; $8.78; $8.10; $7.77; $10.31; and $10.57, respectively. All prices and shares have been adjusted for the 10% stock dividends paid March 16, 2005 and June 16, 2006 and the three-for-two stock split paid June 15, 2007. The exercise price used for the grants of restricted stock is $4.95, the closing price for the Company’s stock on December 31, 2009.

(4) Reflects shares authorized under the February 19, 2009 Omnibus Stock Ownership and Long Term Incentive Plan. No shares have been issued under this plan as of December 31, 2009.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the section captioned “Indebtedness of and Transactions with Management and Directors” contained in the Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned “Proposal 3 - Ratification of Selection of Independent Auditor” contained in the Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

14(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13)
and incorporated herein by reference)

	(a)	Report of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2009 and 2008

	(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2009, 2008 and
2007

	(d)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2009, 2008 and 2007

	(e)	Consolidated Statements of Comprehensive Income for the Years Ended December 31,
2009, 2008 and 2007

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008
and 2007

	(g)	Notes to Consolidated Financial Statements

14(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

14(a)3.	Exhibits

Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A Preferred
Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

Exhibit (3)(2)	Articles of Amendment dated February 26, 2010 filed herewith

Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina,
Inc., filed herewith

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-
A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to Exhibit (4)(1) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the United
States Department of the Treasury, incorporated by reference to Exhibit (10)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Tony W. Wolfe, incorporated by reference to Exhibit
(10)(a)(i) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(ii) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to
Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Joseph F. Beaman, Jr., incorporated by reference to
Exhibit (10)(b)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and William D. Cable, Sr., incorporated by reference to
Exhibit (10)(c)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Lance A. Sellers, incorporated by reference to Exhibit
(10)(d)(i) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to
Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long Term
Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on
March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and A. Joseph Lampron, incorporated by reference to
Exhibit (10)(f)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
Lampron dated March 18, 2010 filed herewith

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and A. Joseph Lampron dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among
Peoples Bancorp of North Carolina, Inc., PEBK Capital Trust II and Bear, Sterns
Securities Corp. incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of June
28, 2006 incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June
28, 2006 incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of North
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
Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and Benjamin
I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and Exchange Commission on March 20, 2009

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2009 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (14) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Porter Keadle Moore, LLP

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (99)(a)	Certification of the Principal Executive Officer Pursuant to Section 111 of the Emergency
Economic Stabilization Act of 2008

Exhibit (99)(b)	Certification of the Principal Financial Officer Pursuant to Section 111 of the Emergency
Economic Stabilization Act of 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: March 24, 2010

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony W. Wolfe	President and Chief Executive Officer	March 24, 2010
Tony W. Wolfe	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 24, 2010
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 24, 2010
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 24, 2010
Douglas S. Howard

/s/ A. Joseph Lampron	Executive Vice President and Chief	March 24, 2010
A. Joseph Lampron	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 24, 2010
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 24, 2010
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 24, 2010
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 24, 2010
Larry E. Robinson

/s/ William Gregory Terry	Director	March 24, 2010
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 24, 2010
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 24, 2010
Benjamin I. Zachary