Form 10-Q
period 2010-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2010-05-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,539,056 shares of common stock, outstanding at April 30, 2010.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2010 (Unaudited) and
	December 31, 2009	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2010 and 2009 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2010 and 2009 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Other Information	31
Item 5.	Exhibits	31-34
Signatures		35
Certifications		36-38

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,”  “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s annual report on Form 10-K for the year ended December 31, 2009.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	December 31,
Assets	2010	2009
	(Unaudited)

Cash and due from banks, including reserve requirements	$47,411	29,633
Interest bearing deposits	2,631	1,707
Cash and cash equivalents	50,042	31,340

Certificates of deposit	2,136	3,345

Investment securities available for sale	218,646	195,115
Other investments	6,346	6,346
Total securities	224,992	201,461

Mortgage loans held for sale	1,999	2,840

Loans	767,402	778,056
Less allowance for loan losses	(16,756)	(15,413)
Net loans	750,646	762,643

Premises and equipment, net	17,527	17,947
Cash surrender value of life insurance	7,346	7,282
Accrued interest receivable and other assets	20,965	21,636
Total assets	$1,075,653	1,048,494

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$113,293	117,636
NOW, MMDA & savings	313,475	290,273
Time, $100,000 or more	246,272	233,142
Other time	164,833	168,292
Total deposits	837,873	809,343

Demand notes payable to U.S. Treasury	817	636
Securities sold under agreement to repurchase	38,471	36,876
FHLB borrowings	72,000	77,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	5,738	4,797
Total liabilities	975,518	949,271

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2010 and 2009	24,511	24,476
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,539,056 shares in 2010 and 2009	48,269	48,269
Retained earnings	23,989	23,573
Accumulated other comprehensive income	3,366	2,905
Total shareholders' equity	100,135	99,223

Total liabilities and shareholders' equity	$1,075,653	1,048,494

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three months ended March 31, 2010 and 2009

(Dollars in thousands, except per share amounts)

	2010	2009
	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$10,091	11,066
Interest on federal funds sold	-	1
Interest on investment securities:
U.S. Government agencies	1,405	1,236
States and political subdivisions	402	253
Other	32	25
Total interest income	11,930	12,581

Interest expense:
NOW, MMDA & savings deposits	866	591
Time deposits	1,876	2,971
FHLB borrowings	889	854
Junior subordinated debentures	97	181
Other	97	105
Total interest expense	3,825	4,702

Net interest income	8,105	7,879

Provision for loans losses	2,382	1,766

Net interest income after provision for loan losses	5,723	6,113

Non-interest income:
Service charges	1,319	1,227
Other service charges and fees	602	593
Gain (loss) on sale and write-down of securities	22	(248)
Mortgage banking income	156	193
Insurance and brokerage commissions	98	103
Miscellaneous	413	318
Total non-interest income	2,610	2,186

Non-interest expense:
Salaries and employee benefits	3,520	3,579
Occupancy	1,351	1,355
Other	2,318	2,408
Total non-interest expense	7,189	7,342

Earnings before income taxes	1,144	957

Income taxes	269	332

Net earnings	875	625

Dividends and accretion on preferred stock	348	201

Net earnings available to common shareholders	$527	424

Basic earnings per common share	$0.10	0.08
Diluted earnings per common share	$0.09	0.08
Cash dividends declared per common share	$0.02	0.10

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three months ended March 31, 2010 and 2009

(Dollars in thousands)

	2010	2009
	(Unaudited)	(Unaudited)

Net earnings	$875	625

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	924	(483)
Reclassification adjustment for (gains) losses on sale
and write-downs of securities available for sale
included in net earnings	(22)	248
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(148)	(920)

Total other comprehensive income (loss),
before income taxes	754	(1,155)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	360	(188)
Reclassification adjustment for (gains) losses on sale
and write-downs of securities available for sale
included in net earnings	(9)	97
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(58)	(208)

Total income tax expense (benefit) related to
other comprehensive income	293	(299)

Total other comprehensive income (loss),
net of tax	461	(856)

Total comprehensive income (loss)	$1,336	(231)

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net earnings	$875	625
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	992	527
Provision for loan losses	2,382	1,766
Gain on sale of investment securities	(22)	-
Write-down of investment securities	-	248
(Gain)/loss on sale of other real estate and repossessions	(133)	15
Write-down of other real estate and repossessions	336	200
Restricted stock expense	8	-
Change in:
Mortgage loans held for sale	841	-
Cash surrender value of life insurance	(64)	(66)
Other assets	(299)	(138)
Other liabilities	932	416

Net cash provided by operating activities	5,848	3,593

Cash flows from investing activities:
Net change in certificates of deposit	1,209	-
Purchases of investment securities available for sale	(34,963)	(26,547)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	11,870	4,320
Purchases of other investments	-	(915)
Proceeds from sale of other investments	-	770
Net change in loans	8,471	2,028
Purchases of premises and equipment	(86)	(216)
Proceeds from sale of premises and equipment	-	1
Proceeds from sale of other real estate and repossessions	1,471	256

Net cash used by investing activities	(12,028)	(20,303)

Cash flows from financing activities:
Net change in deposits	28,530	28,994
Net change in demand notes payable to U.S. Treasury	181	(850)
Net change in securities sold under agreement to repurchase	1,595	(3,541)
Proceeds from FHLB borrowings	-	17,900
Repayments of FHLB borrowings	(5,000)	(17,900)
Proceeds from FRB borrowings	-	12,500
Repayments of FRB borrowings	-	(5,000)
Cash dividends paid on Series A preferred stock	(313)	(181)
Cash dividends paid on common stock	(111)	(554)

Net cash provided by financing activities	24,882	31,368

Net change in cash and cash equivalent	18,702	14,658

Cash and cash equivalents at beginning of period	31,340	27,929

Cash and cash equivalents at end of period	$50,042	42,587

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three months ended March 31, 2010 and 2009

(Dollars in thousands)

	2010	2009

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,842	4,804

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(551)	(144)
Change in unrealized gain on derivative financial
instruments, net	$90	(712)
Transfer of loans to other real estate and repossessions	$2,076	315
Financed portion of sale of other real estate	$932	-
Accretion of Series A preferred stock	$35	20

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

The consolidated financial statements in this report are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the notes to consolidated financial statements in the Company’s 2009 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2010 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements ("ASC No. 2010-09"). ASU No. 2010-09 removes some contradictions between the requirements of U.S. GAAP and the filing rules of the Securities and Exchange Commission ("SEC"). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on Company's results of operations, financial position or disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds ("ASU No. 2010-10"). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (SFAS") No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167.  ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on Company's results of operations, financial position or disclosures.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations ("CDO's") and synthetic CDO's. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on Company's results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(2)	Investment Securities

Investment securities available for sale at March 31, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)
	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$98,702	2,325	49	100,978
U.S. government
sponsored enterprises	70,179	981	63	71,097
State and political subdivisions	43,382	1,102	75	44,409
Trust preferred securities	1,250	-	-	1,250
Equity securities	1,233	-	321	912

Total	$214,746	4,408	508	218,646

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$105,915	1,830	219	107,526
U.S. government
sponsored enterprises	40,259	934	51	41,142
State and political subdivisions	43,460	1,065	189	44,336
Trust preferred securities	1,250	-	-	1,250
Equity securities	1,233	-	372	861

Total	$192,117	3,829	831	195,115

The current fair value and associated unrealized losses on investments in debt securities with unrealized losses at March 31, 2010 and December 31, 2009 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$6,021	49	-	-	6,021	49
U.S. government
sponsored enterprises	6,071	63	-	-	6,071	63
State and political subdivisions	8,094	51	637	24	8,731	75
Equity securities	-	-	912	321	912	321

Total	$20,186	163	1,549	345	21,735	508

(Dollars in thousands)
	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$16,970	219	-	-	16,970	219
U.S. government
sponsored enterprises	8,683	51	-	-	8,683	51
State and political subdivisions	9,249	182	153	7	9,402	189
Equity securities	-	-	861	372	861	372

Total	$34,902	452	1,014	379	35,916	831

At March 31, 2010, unrealized losses in the investment securities portfolio relating to debt securities totaled $187,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2010 tables above, 15 out of 96 securities issued by state and political subdivisions contained unrealized losses and 7 out of 98 securities issued by U.S. government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary.   As part of its evaluation in 2009, the Company determined that the fair values of three investments were less than the original cost of the investments and that the decline in fair value was not temporary in nature.  As a result, the Company wrote down its original investments by $723,000.  The remaining fair value of the investments at December 31, 2009 was $11,000.  Management reviewed the investment portfolio and  determined that no write-downs related to other than temporary impairment were necessary as of March 31, 2010.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2010, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$20,191	20,210
Due from one to five years	26,095	26,711
Due from five to ten years	41,153	41,938
Due after ten years	27,372	27,897
Mortgage-backed securities	98,702	100,978
Equity securities	1,233	912
Total	$214,746	218,646

Proceeds from sales of securities available for sale during 2009 were $30.7 million and resulted in a gross gain of $1.8 million.  During first quarter 2010, the Company recognized a $22,000 gain on a security called at a premium.

Securities with a fair value of approximately $70.3 million and $69.6 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2010 and 2009:

(Dollars in thousands)	2010	2009

Balance, beginning of period	$15,413	11,026
Provision for loan losses	2,382	1,766
Less:
Charge-offs	(1,132)	(952)
Recoveries	93	224
Net charge-offs	(1,039)	(728)

Balance, end of period	$16,756	12,064

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three months ended March 31, 2010 and 2009 is as follows:

For the three months ended March 31, 2010
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$527	5,539,056	$0.10
Effect of dilutive securities:
Stock options	-	4,705
Diluted earnings per common share	$527	5,543,761	$0.09

For the three months ended March 31, 2009
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$424	5,539,056	$0.08
Effect of dilutive securities:
Stock options	-	3,258
Diluted earnings per common share	$424	5,542,314	$0.08

(5)	Stock-Based Compensation

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

All options expire ten years after issuance.  The Company did not grant any options during the three months ended March 31, 2009.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock at a grant date fair value of $12.80 per share during third quarter 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during fourth quarter 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31, 2010, there was $14,000 of total unrecognized compensation cost related to restricted stock grants, which is expected to be recognized over a period of three years.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders’ on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  A total of 360,000 shares are currently reserved for possible issuance under the 2009 Plan.   All rights must be granted or awarded within ten years from the May 7, 2009 effective date of the 2009 Plan.  The Company has not granted any rights under this plan.

(6)	Fair Value

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

Cash and Cash Equivalents
For cash, due from banks and interest bearing deposits, the carrying amount is a reasonable estimate of fair value.

Certificates of Deposit
The carrying amount of certificates of deposit is a reasonable estimate of fair value.

Investment Securities Available for Sale
Fair values for investment securities are based on quoted market prices.

Other Investments
For other investments, the carrying value is a reasonable estimate of fair value.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at lower of aggregate cost or market value.  The cost of mortgage loans held for sale approximates the market value.

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

FHLB Borrowings
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

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

(dollars in thousands)	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$50,042	50,042	31,340	31,340
Certificates of deposit	$2,136	2,136	3,345	3,345
Investment securities available for sale	$218,646	218,646	195,115	195,115
Other investments	$6,346	6,346	6,346	6,346
Mortgage loans held for sale	$1,999	1,999	2,840	2,840
Loans, net	$750,646	752,426	762,643	763,939
Cash surrender value of life insurance	$7,346	7,346	7,282	7,282
Derivative instruments	$1,614	1,614	1,762	1,762

Liabilities:
Deposits and demand notes payable	$838,690	837,809	809,979	809,717
Securities sold under agreements
to repurchase	$38,471	38,471	36,876	36,876
FHLB borrowings	$72,000	80,861	77,000	86,680
Junior subordinated debentures	$20,619	20,619	20,619	20,619

(7)	Derivative Instruments and Hedging Activities

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March 31, 2010, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2010 and December 31, 2009.

(Dollars in thousands)
	Asset Derivatives
	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$1,614	Other assets	$1,762

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of March 31, 2010, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1.4 million will be reclassified as an increase to interest income.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2010 and 2009.

(Dollars in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three months ended March 31,			Three months ended March 31,
	2010	2009		2010	2009
Interest rate derivative contracts	$ 227	$ 176	Interest income	$ 374	$ 1,096

Subsequent Events
The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s consolidated financial statements and notes thereto on pages A-32  through A-66 of the Company’s 2009 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2010 Annual Meeting of Shareholders.

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

Economic conditions in 2010 continue to have a negative impact on our financial condition and results of operations.  Unfavorable trends, such as increased unemployment, falling real estate prices, increased loan default and increased bankruptcy rates, have created the difficult business conditions that are affecting the general economy and therefore our operating results.  The unemployment rates in our primary market area continue to be higher than state and national averages.

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, managing our interest rate exposures and by actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends.

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

The Federal Reserve has maintained the Federal Funds Rate at 0.25% since December 2008.  This historically low rate has had a negative impact on earnings and will continue to have a negative impact on the Bank’s net interest income in the future periods.  The negative impact of low interest rates has been partially offset by earnings realized on interest rate contracts utilized by the Company.  Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”).  Under  the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the UST’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of March 31, 2010, the Company has accreted a total of $161,000 of the discount related to the Series A preferred stock.  The Company paid dividends of $313,000 on the Series A preferred stock during the first quarter of 2010.  Cumulative undeclared dividends at March 31, 2010 were $157,000.  The CPP, created by the UST, was a voluntary program in which selected, healthy financial institutions were encouraged to participate.  Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things.  Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.

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

The Company is subject to the following restrictions while the Series A preferred stock is outstanding: 1) UST approval is required for the Company to repurchase shares of outstanding common stock; 2) the full dividend for the latest completed CPP dividend period must be declared and paid in full before dividends may be paid to common shareholders; 3) UST approval is required for any increase in common dividends per share above the last quarterly dividend of $0.12 per share paid prior to December 23, 2008; and 4) the Company may not take tax deductions for any senior executive officer whose compensation is above $500,000.  There were additional restrictions on executive compensation added in the ARRA for companies participating in the TARP, including participants in the CPP.

It is the intent of the Company to utilize CPP funds to provide capital to support making loans to qualified borrowers in the Bank’s market area.  The funds will also be used to absorb losses incurred when modifying loans or making concessions to borrowers in order to keep borrowers out of foreclosure.  The Bank is also working with its current builders and contractors to provide financing for potential buyers who may not be able to qualify for financing in the current mortgage market in order to help these customers sell existing single family homes.  The Company will also use the CPP capital infusion as additional Tier I capital to protect the Bank from potential losses that may be incurred during this current recessionary period.  It is the desire of the Company to repay the CPP funds without raising additional equity capital.  The Company anticipates being able to repay the CPP funds from future earnings and existing capital.  However, the funds will not be repaid until economic conditions improve and the Company achieves higher levels of earnings.

The Company continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  The Bank continues to monitor and evaluate all significant loans in its portfolio, and will continue to manage its credit risk exposure with the expectation that stabilization of the real estate market will not occur until late 2010 or 2011.  The CPP funds have enhanced our capital position as the Company infused the Bank with $8.0 million additional regulatory capital. The Company has $18.5 million available that can be infused into the Bank as additional capital if needed to maintain its position as a well capitalized bank.  We anticipate increased loan losses in the short run and have prepared for that expectation. We have quality individuals managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.  Over the remainder of the year we anticipate net interest margin improvement as repricing of deposits should exceed repricing of loans. The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact the Bank if those adjustments are significant.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2010 Annual Meeting of Shareholders.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March 31, 2010, the Company had one interest rate swap contract with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2010 and December 31, 2009.

(Dollars in thousands)
	Asset Derivatives
	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$1,614	Other assets	$1,762

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floor designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of March 31, 2010, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1.4 million will be reclassified as an increase to interest income.

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2010 and 2009.

(Dollars in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three months ended March 31,			Three months ended March 31,
	2010	2009		2010	2009
Interest rate derivative contracts	$ 227	$ 176	Interest income	$ 374	$ 1,096

Relating to the post retirement benefit plan, the Company is required to recognize an obligation for either the present value of the entire promised death benefit or the annual “cost of insurance” required to keep the policy in force during the post-retirement years.  The Company made a $467,000 reduction to retained earnings in 2008 pursuant to the guidance of the pronouncement to record the portion of this benefit earned by participants prior to adoption of the pronouncement.   In 2009, the Company made a $358,000 addition to retained earnings to reflect an adjustment of the cumulative effect due to amendments to the individual split-dollar plans implemented during 2009.

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The table below presents the balance of securities available for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2010.

(Dollars in thousands)
	Fair Value Measurements March 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$218,646	912	216,482	1,250
Mortgage loans held for sale	$1,999	-	1,999	-
Market value of derivatives (in other assets)	$1,614	-	1,614	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2010:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s March 31, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements March 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2010
Impaired loans	$16,544	-	10,777	5,767	(775)
Other Real Estate	$4,399	-	4,399	-	(336)

At each reporting period, the Company determines which loans are impaired.  Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan, which are generally collateral-dependent, is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by third-party valuation specialists.  Factors including the assumptions and techniques utilized by the appraiser are considered by Management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Results of Operations
Summary.  Net earnings for the first quarter of 2010 were $875,000, or $0.16 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $625,000, or $0.11 basic and diluted net earnings per share for the same period one year ago.  After adjusting for $348,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended March 31, 2010 were $527,000, or $0.10 basic net earnings per common share and $0.09 diluted net earnings per common share as compared to $424,000, or $0.08 basic and diluted net earnings per common share for the same period one year ago.  The increase in first quarter earnings is attributable to increases in net interest income and non-interest income combined with a decrease in non-interest expense, which were partially offset by an increase in provision for loan losses.

The annualized return on average assets was 0.33% for the three months ended March 31, 2010 compared to 0.26% for the same period in 2009, and annualized return on average shareholders' equity was 3.53% for the three months ended March 31, 2010 compared to 2.50% for the same period in 2009.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $8.1 million for the three months ended March 31, 2010 as compared to $7.9 million for the same period one year ago.  The increase in net interest income is primarily due to a reduction in interest expense due to a decrease in the cost of funds for time deposits.

Interest income decreased $651,000 or 5% for the three months ended March 31, 2010 compared with the same period in 2009.  The decrease was primarily due to a reduction in net income associated with derivative instruments combined with a decrease in average loans. Net income from derivative instruments was $374,000 for the three months ended March 31, 2010 when compared to $1.1 million for the same period in 2009.  The average yield on earning assets for the quarters ended March 31, 2010 and 2009 was 5.05% and 5.63%, respectively.  During the quarter ended March 31, 2010, average loans decreased $3.8 million to $776.3 million from $780.1 million for the three months ended March 31, 2009.  During the quarter ended March 31, 2010, average investment securities available-for-sale increased $58.5 million to $191.3 million from $132.8 million for the three months ended March 31, 2009 primarily due to securities purchased in 2009 to offset the cost of the Company’s CPP dividend.

Interest expense decreased $877,000 or 19% for the three months ended March 31, 2010 compared with the same period in 2009.  The average rate paid on interest-bearing checking and savings accounts was 1.21% for the three months ended March 31, 2010 as compared to 1.14% for the same period of 2009.  The average rate paid on certificates of deposits was 1.85% for the three months ended March 31, 2010 compared to 2.91% for the same period one year ago.

Provision for Loan Losses. For the three months ended March 31, 2010 a contribution of $2.4 million was made to the provision for loan losses compared to a $1.8 million contribution to the provision for loan losses for the three months ended March 31, 2009.  The increase in the provision for loan losses is primarily attributable to a $12.6 million increase in non-accrual loans from March 31, 2009 to March 31, 2010.

Non-Interest Income.  Total non-interest income was $2.6 million for the first quarter of 2010 as compared to $2.2 million for the same period of 2009.  Service charges increased 7% to $1.3 million for the three months ended March 31, 2010 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Other service charges and fees increased to $602,000 for the three-month period ended March 31, 2010 as compared to $593,000 for the same period one year ago.  Mortgage banking income decreased to $156,000 during the three months ended March 31, 2010 from $193,000 for the same period in 2009.  Miscellaneous income was $413,000 for the three months ended March 31, 2010 as compared to $318,000 for the same period in 2009.  Recurring non-interest income amounted to $2.8 million for the three months ended March 31, 2010, as compared to $2.6 million for the same period one year ago.  Net non-recurring losses of $182,000 for the three months ended March 31, 2010 were primarily attributable to write-downs and losses on foreclosed property.  Non-recurring losses of $463,000 for the three months ended March 31, 2009 included $215,000 in write-downs and losses on foreclosed property and a $248,000 write-down of an asset classified as other investments.

 Non-Interest Expense.  Total non-interest expense was $7.2 million for the first quarter of 2010 as compared to $7.3 million for the first quarter of 2009.  Salary and employee benefits totaled $3.5 million for the three months ended March 31, 2010, as compared to $3.6 million for the same period in 2009.  The decrease in salary and employee benefits is primarily due to a reduction in incentive compensation expense.  Occupancy expense totaled $1.4 million for the quarters ended March 31, 2010 and 2009.  Other non-interest expense decreased 4% to $2.3 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease in other non-interest expense is primarily attributable to a decrease of $177,000 in FDIC insurance expense.  FDIC insurance expense for the first quarter of 2009 included an accrual of $257,000 for the FDIC insurance special assessment paid September 30, 2009.  No FDIC insurance special assessments are anticipated in 2010 at this time.

Income Taxes.  The Company reported income taxes of $269,000 and $332,000 for the three months ended March 31, 2010 and 2009, respectively.  This represented an effective tax rate of 24% and 35% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $218.6 million at March 31, 2010 compared to $195.1 million at December 31, 2009.  This increase reflects the investment of additional funds received from growth in deposits and a decrease in loans.  Average investment securities available for sale for the three months ended March 31, 2010 amounted to $191.3 million compared to $161.1 million for the year ended December 31, 2009.

Loans.  At March 31, 2010, loans amounted to $767.4 million compared to $778.1 million at December 31, 2009, a decrease of $10.7 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the three months ended March 31, 2010 amounting to approximately $16.0 million were offset by paydowns and payoffs of existing loans.  The Bank has modified terms on mortgage loans totaling $4.9 million during the three months ended March 31, 2010.  Average loans represented 79% and 82% of average earning assets for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  The Company had $2.0 million and $2.8 million in mortgage loans held for sale as of March 31, 2010 and December 31, 2009, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2010, the Company had $115.7 million in residential mortgage loans, $99.8 million in home equity loans and $296.3 million in commercial mortgage loans, which include $228.3 million using commercial property as collateral and $68.1 million using residential property as collateral.  At March 31, 2010, real estate construction loans included $95.9 million in speculative construction and development loans.

Residential mortgage loans include $60.2 million made to customers in the Company’s traditional banking offices and $55.5 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At March 31, 2010 and December 31, 2009, the recorded investment in loans that were considered to be impaired was approximately $18.5 million and $16.6 million, respectively, with related allowance for loan losses of approximately $1.9 million and $673,000, respectively.

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with GAAP and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company.

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2010 as compared to the year ended December 31, 2009. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at March 31, 2010 amounted to $16.8 million or 2.18% of total loans compared to $15.4 million or 1.98% of total loans at December 31, 2009.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2010 and December 31, 2009.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	03/31/2010	12/31/2009
Risk Grade 1 (Excellent Quality)	3.45%	3.52%
Risk Grade 2 (High Quality)	15.81%	16.34%
Risk Grade 3 (Good Quality)	50.22%	51.12%
Risk Grade 4 (Management Attention)	17.74%	17.16%
Risk Grade 5 (Watch)	6.97%	7.43%
Risk Grade 6 (Substandard)	2.32%	1.45%
Risk Grade 7 (Low Substandard)	0.04%	0.04%
Risk Grade 8 (Doubtful)	0.00%	0.00%
Risk Grade 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At March 31, 2010 there were 14 relationships exceeding $1.0 million (which totaled $26.7 million) in the Watch risk grade, six relationships exceeding $1.0 million (which totaled $16.8 million) in the Substandard risk grade and no relationships exceeding $1.0 million in the Low Substandard risk grade. These customers continue to meet payment requirements and these relationships would not become non-performing assets unless they are unable to meet those requirements.

Non-performing Assets.  Non-performing assets totaled $30.8 million at March 31, 2010 or 2.86% of total assets, compared to $28.8 million at December 31, 2009, or 2.75% of total assets.  Non-accrual loans were $26.4 million at March 31, 2010 and $22.8 million at December 31, 2009.  As a percentage of total loans outstanding, non-accrual loans were 3.44% at March 31, 2010 compared to 2.93% at December 31, 2009.  Non-accrual loans include $8.1 million in construction and acquisition and development loans, $17.3 million in commercial and residential mortgage loans and $1.0 million in other loans at March 31, 2010 as compared to $4.8 million in construction and acquisition and development loans, $16.5 million in commercial and residential mortgage loans and $1.5 million in other loans as of December 31, 2009.  The Bank had no loans 90 days past due and still accruing as of March 31, 2010 and  loans 90 days past due and still accruing  totaling $2.0 million  as of December 31, 2009.  Other Real Estate Owned totaled $4.4 million as of March 31, 2010 as compared to $4.0 million at December 31, 2009. The Bank had no repossessed assets as of March 31, 2010 and December 31, 2009.

           Deposits.  Total deposits at March 31, 2010 were $837.9 million, an increase of $28.6 million over deposits of $809.3 million at December 31, 2009. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $16.0 million to $585.0 million at March 31, 2010 as compared to $569.0 million at December 31, 2009.  The Bank offers remote deposit capture for customers which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers.  Certificates of deposit in amounts greater than $100,000 or more totaled $246.3 million at March 31, 2010 as compared to $233.1 million at December 31, 2009.  This increase is partially due to a $8.1 million increase in certificates of deposit issued through the Certificate of Deposit Account Registry Service (CDARS) as of March 31, 2010 compared to December 31, 2009.  At March 31, 2010, brokered deposits amounted to $98.0 million as compared to $84.0 million at December 31, 2009.  Brokered deposits outstanding as of March 31, 2010 had a weighted average rate of 1.73% with a weighted average original term of 14 months as compared to brokered deposits outstanding at December 31, 2009 which had a weighted average rate of 1.90% with a weighted average original term of 14 months.

Borrowed Funds. Borrowings from the FHLB totaled $72.0 million and $77.0 million at March 31, 2010 and December 31, 2009, respectively.  The average balance of FHLB borrowings for the three months ended March 31, 2010 was $76.9 million compared to $77.3 million for the year ended December 31, 2009.  At March 31, 2010, $70.0 million of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $67.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in an advance that has been converted to a fixed rate by the FHLB, which may be repaid without a prepayment fee.

The Bank had no borrowings from the Federal Reserve Bank (“FRB”) at March 31, 2010 and December 31, 2009.

The Company had no federal funds purchased as of March 31, 2010 or December 31, 2009.

Securities sold under agreements to repurchase were $38.5 million at March 31, 2010 compared to $36.9 million at December 31, 2009.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the three months ended March 31, 2010 totaled $980.2 million, exceeding average rate sensitive liabilities of $836.4 million by $143.8 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March 31, 2010, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.  The interest rate swap contract is used to convert $50.0 million of variable rate loans to a fixed rate.  Under the swap contract, the Company receives a fixed rate of 6.245% and pays a variable rate based on the current prime rate (3.25% at March 31, 2010) on the notional amount of $50.0 million.  The swap agreement matures in June 2011.  The Company recognized $374,000 in interest income from interest rate derivative contracts during the three months ended March 31, 2010.  Based on the current interest rate environment, it is expected the Company will continue to receive income on this interest rate contract throughout 2010.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

DERIVATIVE INSTRUMENTS AS OF MARCH 31, 2010
(Dollars in thousands)
Type of Derivative	Notional Amount	Contract Rate	Year-to-date Income
Interest rate swap contact expiring 06/01/11	$50,000	6.245%	$374

Included in the rate sensitive assets are $476.4 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2010, the Bank had $324.1 million in loans with interest rate floors.  The floors were in effect on $321.8 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.16% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2010 such unfunded commitments to extend credit were $140.0 million, while commitments in the form of standby letters of credit totaled $3.1 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2010, the Company’s core deposits totaled $585.0 million, or 70% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the FRB on a short-term basis.  In third quarter 2008, the Bank significantly improved its funding capacity by pledging loans to the FRB.  The Bank’s policies include the ability to access wholesale funding up to 40% of total assets.  The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 16.12% as of March 31, 2010.

At March 31, 2010, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $98.0 million, which have an average maturity of 14 months.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $72.0 million at March 31, 2010.  The remaining availability at the FHLB was $8.0 million at March 31, 2010.  At March 31, 2010, the carrying value of loans pledged as collateral to the FHLB totaled approximately $145.4 million.  The Bank had no borrowings from the FRB at March 31, 2010.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2010, the carrying value of loans pledged as collateral to the FRB totaled approximately $409.8 million.  In third quarter 2009, the Bank increased its overall borrowing capacity by pledging commercial real estate loans to the FRB that were previously pledged to the FHLB.

The Bank also had the ability to borrow up to $55.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2010.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 21.91% at March 31, 2010 and 19.10% at December 31, 2009.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of March 31, 2010 and December 31, 2009 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:
(Dollars in thousands)

	March 31, 2010	December 31, 2009

Contractual Cash Obligations
Long-term borrowings	$70,000	77,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	3,708	3,859

Total	$94,327	101,478

Other Commitments
Commitments to extend credit	$139,971	140,207
Standby letters of credit and financial guarantees written	3,055	3,302

Total	$143,026	143,509

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

Capital Resources.  Shareholders’ equity at March 31, 2010 was $100.1 million compared to $99.2 million at December 31, 2009.  At March 31, 2010 and December 31, 2009, accumulated comprehensive income amounted to $3.4 million and $2.9 million, respectively.  Annualized return on average equity for the three months ended March 31, 2010 was 3.53% compared to 2.88% for the year ended December 31, 2009.  Total cash dividends paid on common stock during the three months ended March 31, 2010 amounted to $111,000 as compared to total cash dividends of $554,000 paid for the first three months of 2009.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 100,000 common shares of the Company’s outstanding common stock through its existing Stock Repurchase Plan effective through the end of March 2009.  The Company repurchased 65,500 shares, or $776,000, of its common stock under this plan as of December 31, 2008.  Because of the Company’s participation in the U.S. Treasury Department’s CPP, discussed below, the Company can no longer repurchase shares of its common stock under the Stock Repurchase Plan without UST approval.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  Additional discussion of the Company’s participation in the CPP can be found on page 17.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2010 and December 31, 2008 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 13.84% and 13.74% at March 31, 2010 and December 31, 2009, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 15.09% and 15.00% at March 31, 2010 and December 31, 2009, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.00% and 11.42% at March 31, 2010 and December 31, 2009, respectively.

The Bank’s Tier 1 risk-based capital ratio was 11.42% and 11.22% at March 31, 2010 and December 31, 2009, respectively.  The total risk-based capital ratio for the Bank was 12.68% and 12.48% at March 31, 2010 and December 31, 2009, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.03% and 9.33% at March 31, 2010 and December 31, 2009, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2010.

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
course of business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2010	-		$5.28	-	-

February 1 - 28, 2010	2,000		5.38	-	-

March 1 - 31, 2010	1,310		5.43	-	-

Total	3,310	(1)	$5.34	-

(1) The Company purchased 3,310 shares on the open market in 2010 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The agreements with UST under the CPP program allow the Company to purchase its common stock pursuant to benefit plans.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the quarter ended March 31, 2010.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A Preferred
Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

	Exhibit (3)(2)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

	Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2010

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to Exhibit (4)(1) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the United
States Department of the Treasury, incorporated by reference to Exhibit (10)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Tony W. Wolfe, incorporated by reference to Exhibit
(10)(a)(i) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(ii) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to
Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Joseph F. Beaman, Jr., incorporated by reference to
Exhibit (10)(b)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and William D. Cable, Sr., incorporated by reference to
Exhibit (10)(c)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Lance A. Sellers, incorporated by reference to Exhibit
(10)(d)(i) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to
Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long Term
Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on
March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and A. Joseph Lampron, incorporated by reference to
Exhibit (10)(f)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
Lampron dated March 18, 2010, incorporated by reference to Exhibit (10)(f)(ii)
to the Form 10-K filed with the Securities and Exchange Commission on March
25, 2010

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and A. Joseph Lampron dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among
Peoples Bancorp of North Carolina, Inc., PEBK Capital Trust II and Bear, Sterns
Securities Corp. incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of June
28, 2006 incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June
28, 2006 incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of North
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

Peoples Bancorp of North Carolina, Inc.

May 10, 2010	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2010	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)