Form 10-Q
period 2010-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2010-11-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
Yes	No	X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,539,056 shares of common stock, outstanding at October 31, 2010.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2010 (Unaudited) and
	December 31, 2009	3

	Consolidated Statements of Earnings for the three and nine months ended
	September 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine
	months ended September 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2010 and 2009 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-16

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 5.	Other Information	33
Item 6.	Exhibits	33-36
Signatures		37
Certifications		38-40

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

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	September 30,	December 31,
Assets	2010	2009
	(Unaudited)

Cash and due from banks, including reserve requirements	$72,467	29,633
Interest bearing deposits	2,844	1,707
Cash and cash equivalents	75,311	31,340

Certificates of deposit	735	3,345

Investment securities available for sale	227,509	195,115
Other investments	5,953	6,346
Total securities	233,462	201,461

Mortgage loans held for sale	2,114	2,840

Loans	743,324	778,056
Less allowance for loan losses	(17,718)	(15,413)
Net loans	725,606	762,643

Premises and equipment, net	17,594	17,947
Cash surrender value of life insurance	7,475	7,282
Accrued interest receivable and other assets	19,294	21,636
Total assets	$1,081,591	1,048,494

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$113,539	117,636
NOW, MMDA & savings	327,938	290,273
Time, $100,000 or more	249,249	233,142
Other time	151,579	168,292
Total deposits	842,305	809,343

Demand notes payable to U.S. Treasury	352	636
Securities sold under agreement to repurchase	41,510	36,876
FHLB borrowings	70,000	77,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	4,446	4,797
Total liabilities	979,232	949,271

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2010 and 2009	24,582	24,476
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,539,056 shares in 2010 and 2009	48,269	48,269
Retained earnings	24,470	23,573
Accumulated other comprehensive income	5,038	2,905
Total shareholders' equity	102,359	99,223

Total liabilities and shareholders' equity	$1,081,591	1,048,494

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$9,983	10,662	30,236	32,603
Interest on federal funds sold	-	-	-	1
Interest on investment securities:
U.S. Government agencies	1,365	1,385	3,966	3,947
States and political subdivisions	586	325	1,448	866
Other	61	31	154	90
Total interest income	11,995	12,403	35,804	37,507

Interest expense:
NOW, MMDA & savings deposits	866	789	2,643	2,066
Time deposits	1,637	2,213	5,259	7,669
FHLB borrowings	803	911	2,505	2,666
Junior subordinated debentures	112	116	310	445
Other	98	103	306	312
Total interest expense	3,516	4,132	11,023	13,158

Net interest income	8,479	8,271	24,781	24,349

Provision for loan losses	4,656	3,139	10,217	7,156

Net interest income after provision for loan losses	3,823	5,132	14,564	17,193

Non-interest income:
Service charges	1,435	1,511	4,195	4,094
Other service charges and fees	523	472	1,684	1,568
Gain (loss) on sale and write-down of securities	1,523	(79)	1,691	1,072
Mortgage banking income	125	129	372	633
Insurance and brokerage commissions	84	87	275	286
Miscellaneous	167	383	1,380	1,287
Total non-interest income	3,857	2,503	9,597	8,940

Non-interest expense:
Salaries and employee benefits	3,511	3,596	10,464	11,231
Occupancy	1,334	1,357	3,986	3,990
Other	2,337	2,391	6,978	7,421
Total non-interest expense	7,182	7,344	21,428	22,642

Earnings before income taxes	498	291	2,733	3,491

Income tax (benefit) expense	(42)	(9)	454	1,206

Net earnings	540	300	2,279	2,285

Dividends and accretion on preferred stock	348	348	1,045	898

Net earnings (loss) available to common shareholders	$192	(48)	1,234	1,387

Basic net earnings (loss) per common share	$0.03	(0.01)	0.22	0.25
Diluted net earnings (loss) per common share	$0.03	(0.01)	0.22	0.25
Cash dividends declared per common share	$0.02	0.07	0.06	0.24

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$540	300	2,279	2,285

Other comprehensive income (loss):
Unrealized holding gains on securities
available for sale	3,251	2,560	5,914	839
Reclassification adjustment for losses (gains)
net of write-downs of securities available for
sale included in net earnings	(1,523)	79	(1,691)	(1,072)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(329)	(304)	(729)	(2,294)
Reclassification adjustment for gains on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	-	(25)		(25)

Total other comprehensive income (loss),
before income taxes	1,399	2,310	3,494	(2,552)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	1,266	997	2,304	327
Reclassification adjustment for losses (gains)
net of write-downs of securities available for
sale included in net earnings	(593)	30	(659)	(418)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(128)	(158)	(284)	(683)

Total income tax expense (benefit) related to
other comprehensive income	545	869	1,361	(774)

Total other comprehensive income (loss),
net of tax	854	1,441	2,133	(1,778)

Total comprehensive income	$1,394	1,741	4,412	507

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009

(Dollars in thousands)

	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$2,279	2,285
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,519	2,033
Provision for loan losses	10,217	7,156
Gain on sale of investment securities	(1,791)	(1,795)
Write-down of investment securities	100	723
Gain on ineffective portion of derivative financial instruments	-	(25)
(Gain)/loss on sale of other real estate and repossessions	(198)	44
Write-down of other real estate and repossessions	895	477
Restricted stock expense	7	-
Change in:
Mortgage loans held for sale	726	(1,577)
Cash surrender value of life insurance	(193)	(197)
Other assets	(643)	(2,853)
Other liabilities	(357)	88

Net cash provided by operating activities	14,561	6,359

Cash flows from investing activities:
Net change in certificates of deposit	2,610	-
Purchases of investment securities available for sale	(133,646)	(128,710)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	77,070	35,361
Proceeds from sales of investment securities available for sale	28,077	30,743
Purchases of other investments	-	(1,176)
Proceeds from sale of other investments	393	788
Net change in loans	22,338	(6,361)
Purchases of premises and equipment	(1,148)	(693)
Proceeds from sale of premises and equipment	-	1
Proceeds from sale of other real estate and repossessions	4,681	1,072

Net cash provided (used) by investing activities	375	(68,975)

Cash flows from financing activities:
Net change in deposits	32,962	73,256
Net change in demand notes payable to U.S. Treasury	(284)	(1,156)
Net change in securities sold under agreement to repurchase	4,634	(5,590)
Proceeds from FHLB borrowings	-	24,100
Repayments of FHLB borrowings	(7,000)	(24,100)
Proceeds from FRB borrowings	-	45,000
Repayments of FRB borrowings	-	(37,500)
Cash dividends paid on Series A preferred stock	(940)	(807)
Cash dividends paid on common stock	(337)	(1,329)

Net cash provided by financing activities	29,035	71,874

Net change in cash and cash equivalent	43,971	9,258

Cash and cash equivalents at beginning of period	31,340	27,929

Cash and cash equivalents at end of period	$75,311	37,187

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Nine months ended September 30, 2010 and 2009

(Dollars in thousands)

	2010	2009
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,146	13,434
Income taxes	$1,700	1,483

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(2,578)	(142)
Change in unrealized gain on derivative financial
instruments, net	$445	(1,636)
Transfer of loans to other real estate and repossessions	$6,189	3,387
Financed portion of sale of other real estate	$1,703	818
Accretion of Series A preferred stock	$106	91

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds ("ASU No. 2010-10"). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard ("SFAS") No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167.  ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives ("ASU No. 2010-11"). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations ("CDO's") and synthetic CDO's. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). ASU No. 2010-20 will expand loan credit quality and allowance for loan losses disclosure requirements.  The ASU is effective for fiscal quarters ending on or after December 15, 2010, and is not expected to have a material impact on the Company's results of operations or financial position; however, additional disclosures will be required for this ASU.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at September 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)
	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$101,829	2,416	228	104,017
U.S. government
sponsored enterprises	45,318	1,918	-	47,236
State and political subdivisions	70,718	3,089	12	73,795
Trust preferred securities	1,250	-	-	1,250
Equity securities	1,174	234	197	1,211

Total	$220,289	7,657	437	227,509

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$105,915	1,830	219	107,526
U.S. government
sponsored enterprises	40,259	934	51	41,142
State and political subdivisions	43,460	1,065	189	44,336
Trust preferred securities	1,250	-	-	1,250
Equity securities	1,233	-	372	861

Total	$192,117	3,829	831	195,115

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2010 and December 31, 2009 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$21,660	218	1,076	10	22,736	228
State and political subdivisions	2,386	12	-	-	2,386	12
Equity securities	-	-	403	197	403	197

Total	$24,046	230	1,479	207	25,525	437

(Dollars in thousands)
	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$16,970	219	-	-	16,970	219
U.S. government
sponsored enterprises	8,683	51	-	-	8,683	51
State and political subdivisions	9,249	182	153	7	9,402	189
Equity securities	-	-	861	372	861	372

Total	$34,902	452	1,014	379	35,916	831

At September 30, 2010, unrealized losses in the investment securities portfolio relating to debt securities totaled $240,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2010 tables above, three out of 132 securities issued by state and political subdivisions contained unrealized losses and 14 out of 104 securities issued by U.S. government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary.   As part of its evaluation during second quarter 2010, the Company determined that the fair value of one investment was less than the original cost of the investment and that the decline in fair value was not temporary in nature.  As a result, the Company wrote down its original investments by $100,000 during second quarter 2010.  The remaining fair value of the investment at September 30, 2010 was less than $1,000.  Similarly, as part of its evaluation in 2009, the Company wrote-down three investments by $723,000.  The remaining fair value of the investments at December 31, 2009 was $11,000.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$2,222	2,256
Due from one to five years	31,552	32,880
Due from five to ten years	31,943	32,952
Due after ten years	51,569	53,442
Mortgage-backed securities	101,829	104,768
Equity securities	1,174	1,211
Total	$220,289	227,509

Proceeds from sales of securities available for sale during the nine months ended September 30, 2010 were $28.0 million and resulted in a gross gain of $1.8 million.  During the nine months ended September 30, 2009, the proceeds from sales of securities available for sale were $30.7 million and resulted in a gross gain of $1.8 million.

Securities with a fair value of approximately $73.5 million and $69.6 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Balance, beginning of period	$15,413	11,026
Provision for loan losses	10,217	7,156
Less:
Charge-offs	(8,362)	(3,166)
Recoveries	450	458
Net charge-offs	(7,912)	(2,708)

Balance, end of period	$17,718	15,474

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and nine months ended September 30, 2010 and 2009 is as follows:

For the three months ended September 30, 2010
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$192	5,539,056	$0.03
Effect of dilutive securities:
Stock options	-	2,768
Diluted earnings per common share	$192	5,541,824	$0.03

For the nine months ended September 30, 2010
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,234	5,539,056	$0.22
Effect of dilutive securities:
Stock options	-	4,480
Diluted earnings per common share	$1,234	5,543,536	$0.22

For the three months ended September 30, 2009
	Net Earnings (Loss) Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings (loss) per common share	$(48)	5,539,056	$(0.01)
Effect of dilutive securities:
Stock options	-	3,526
Diluted earnings (loss) per common share	$(48)	5,542,582	$(0.01)

For the nine months ended September 30, 2009
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,387	5,539,056	$0.25
Effect of dilutive securities:
Stock options	-	3,346
Diluted earnings per common share	$1,387	5,542,402	$0.25

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vested over a five-year period.  Options granted subsequent to 1999 vested over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the nine months ended September 30, 2010.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock at a grant date fair value of $12.80 per share during third quarter 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during fourth quarter 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of September 30, 2010, there was $5,000 of total unrecognized compensation cost related to restricted stock grants, which is expected to be recognized over a period of approximately one year.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The table below presents the balance of securities available for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2010.

(Dollars in thousands)
	Fair Value Measurements September 30, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$104,017	-	104,017	-
U.S. government
sponsored enterprises	$47,236	-	47,236	-
State and political subdivisions	$73,795	-	73,795	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,211	1,211	-	-
Mortgage loans held for sale	$2,114	-	2,114	-
Market value of derivatives (in other assets)	$1,033	-	1,033	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2010:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s September 30, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements September 30, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Losses for the Nine Months Ended September 30, 2010
Impaired loans	$38,661	-	8,430	30,231	(3,725)
Other Real Estate	$4,804	-	4,804	-	(659)

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

(dollars in thousands)	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$75,311	75,311	31,340	31,340
Certificates of deposit	$735	735	3,345	3,345
Investment securities available for sale	$227,509	227,509	195,115	195,115
Other investments	$5,953	5,953	6,346	6,346
Mortgage loans held for sale	$2,114	2,114	2,840	2,840
Loans, net	$725,606	726,472	762,643	763,939
Cash surrender value of life insurance	$7,475	7,475	7,282	7,282
Derivative instruments	$1,033	1,033	1,762	1,762

Liabilities:
Deposits and demand notes payable	$842,657	841,563	809,979	809,717
Securities sold under agreements
to repurchase	$41,510	41,510	36,876	36,876
FHLB borrowings	$70,000	83,615	77,000	86,680
Junior subordinated debentures	$20,619	20,619	20,619	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of September 30, 2010, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2010 and December 31, 2009.

(Dollars in thousands)
	Asset Derivatives
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$1,033	Other assets	$1,762

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of September 30, 2010, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1.0 million will be reclassified as an increase to interest income.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the nine months ended September 30, 2010 and 2009.

(Dollars in thousands)
			Location of Gain	Amount of Gain
	Amount of Gain		(Loss) Reclassified	Reclassified from
	(Loss) Recognized in		from Accumulated	Accumulated OCI
	OCI on Derivatives		OCI into Income	into Income
	Nine months ended			Nine months ended
	September 30,			September 30,
	2010	2009		2010	2009
Interest rate derivative contracts	$407	$342	Interest income	$1,136	$2,588
			Non-interest income	$-	$48
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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) into law. This new legislation makes extensive changes to the laws regulating financial products and services as well as firms and companies offering financial products and services. The Act also alters certain corporate governance matters affecting public companies. The legislation requires substantial rulemaking and mandates numerous additional studies, the results of which could impact future legislative and regulatory action. We are in the process of evaluating this new legislation and determining the extent to which it will impact our current and future operations. Among other things that could have an impact on our operations and activities, the Act (i) amends the manner for calculating the assessment base for deposit insurance premiums paid to the FDIC; (ii) requires the federal banking agencies to issue new rules to implement new minimum leverage and risk-based capital requirements for insured depository institutions; and (iii) requires the Securities and Exchange Commission to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight. Additionally, the Act establishes the Consumer Financial Protection Bureau ("Bureau") as a new, independent federal agency, which will have broad rulemaking, supervisory and enforcement authority over financial institutions providing consumer financial products and services. Examples of such products and services include deposit products, residential mortgages, home-equity loans and credit cards. Under the Act, states are permitted to adopt more stringent consumer protection laws, and state attorneys general can enforce those laws as well as consumer protection rules issued by the Bureau.  While we are unable to determine all ramifications of the Act at this time, we do anticipate additional non-interest expenses associated with the requirements to comply with this new legislation.

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

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”).  Under  the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the UST’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of September 30, 2010, the Company has accreted a total of $231,000 of the discount related to the Series A preferred stock.  The Company has paid dividends of $940,000 on the Series A preferred stock during 2010.  Cumulative undeclared dividends at September 30, 2010 were $158,000.

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

The Company continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  The Bank continues to monitor and evaluate all significant loans in its portfolio, and will continue to manage its credit risk exposure with the expectation that stabilization of the real estate market will not occur until late 2011 or 2012.  The CPP funds have enhanced our capital position as the Company infused the Bank with $8.0 million additional regulatory capital. The Company has $17.4 million available that can be infused into the Bank as additional capital if needed to maintain its position as a well capitalized bank.  We anticipate increased loan losses in the short run and have prepared for that expectation. We have experienced people managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.  Over the remainder of the year we anticipate net interest margin improvement as repricing of deposits should exceed repricing of loans. The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact the Bank if those adjustments are significant.

Summary of Significant Accounting Policies
The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, the Bank and Community Bank Real Estate Solutions, LLC, along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of September 30, 2010, the Company had one interest rate swap contract with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2010 and December 31, 2009.

(Dollars in thousands)
	Asset Derivatives
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$1,033	Other assets	$1,762

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floor designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of September 30, 2010, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1.0 million will be reclassified as an increase to interest income.

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the nine months ended September 30, 2010 and 2009.

(Dollars in thousands)
			Location of Gain	Amount of Gain
	Amount of Gain		(Loss) Reclassified	Reclassified from
	(Loss) Recognized in		from Accumulated	Accumulated OCI
	OCI on Derivatives		OCI into Income	into Income
	Nine months ended			Nine months ended
	September 30,			September 30,
	2010	2009		2010	2009
Interest rate derivative contracts	$407	$342	Interest income	$1,136	$2,588
			Non-interest income	$-	$48

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The table below presents the balance of securities available for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2010.

(Dollars in thousands)
	Fair Value Measurements September 30, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$104,017	-	104,017	-
U.S. government
sponsored enterprises	$47,236	-	47,236	-
State and political subdivisions	$73,795	-	73,795	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,211	1,211	-	-
Mortgage loans held for sale	$2,114	-	2,114	-
Market value of derivatives (in other assets)	$1,033	-	1,033	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2010:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s September 30, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements September 30, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Losses for the Nine Months Ended September 30, 2010
Impaired loans	$38,661	-	8,430	30,231	(3,725)
Other Real Estate	$4,804	-	4,804	-	(659)

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

Results of Operations
Summary.  Net earnings for the third quarter of 2010 were $540,000, or $0.10 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $300,000, or $0.05 basic and diluted net earnings per share for the same period one year ago.  After adjusting for $348,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended September 30, 2010 were $192,000, or $0.03 basic and diluted net earnings per common share as compared to $48,000 net loss available to common shareholders, or $0.01 basic and diluted net loss per common share for the same period one year ago.  The Company recognized a $479,000 net loss from recurring operations for the three months ended September 30, 2010, or $0.09 basic and diluted net loss per share, before adjustment for preferred stock dividends and accretion, as compared to third quarter 2009 net earnings from recurring operations of $670,000, or $0.12 basic and diluted net earnings per share.  The decrease in third quarter recurring earnings is primarily attributable to an increase in provision for loan losses as discussed below.

The annualized return on average assets was 0.20% for the three months ended September 30, 2010 compared to 0.12% for the same period in 2009, and annualized return on average shareholders' equity was 2.09% for the three months ended September 30, 2010 compared to 1.20% for the same period in 2009.

Year-to-date net earnings as of September 30, 2010 and September 30, 2009 were each $2.3 million, or $0.41 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the nine months ended September 30, 2010 were $1.2 million, or $0.22 basic and diluted net earnings per common share as compared to $1.4 million, or $0.25 basic and diluted net earnings per common share, for the same period one year ago.  Net earnings from recurring operations for the nine months ended September 30, 2010 were $1.5 million, or $0.26 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to net earnings from recurring operations of $1.9 million, or $0.35 basic and diluted net earnings per share, for the same period one year ago.  The decrease in year-to-date earnings is primarily attributable to an increase in provision for loan losses, which was partially offset by an increase in net interest income, an increase in recurring non-interest income and a decrease in non-interest expense as discussed below.

The annualized return on average assets was 0.28% for the nine months ended September 30, 2010 compared to 0.30% for the same period in 2009, and annualized return on average shareholders' equity was 2.98% for the nine months ended September 30, 2010 compared to 3.03% for the same period in 2009.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $8.5 million for the three months ended September 30, 2010 compared to $8.3 million for the same period in 2009.  This increase is primarily attributable to a reduction in interest expense due to a decrease in the cost of funds for time deposits.

Interest income decreased $408,000 or 3% for the three months ended September 30, 2010 compared with the same period in 2009.  The decrease was primarily due to a reduction in average loans combined with a decrease in net income associated with derivative instruments.  Net income from derivative instruments was $383,000 for the three months ended September 30, 2010 when compared to $614,000 for the same period in 2009.  The average yield on earning assets for the quarters ended September 30, 2010 and 2009 was 4.87% and 5.18%, respectively.  During the quarter ended September 30, 2010, average loans decreased $35.9 million to $788.4 million from $788.3 million for the three months ended September 30, 2009.  During the quarter ended September 30, 2010, average investment securities available-for-sale increased $62.8 million to $234.8 million from $172.0 million for the three months ended September 30, 2009 primarily due to the investment of additional funds received from the growth in deposits and a decrease in loans.

Interest expense decreased $616,000 or 15% for the three months ended September 30, 2010 compared with the same period in 2009.  The average rate paid on interest-bearing checking and savings accounts was 1.08% for the three months ended September 30, 2010 as compared to 1.25% for the same period of 2009.  The average rate paid on certificates of deposits was 1.62% for the three months ended September 30, 2010 compared to 2.16% for the same period one year ago.

Net interest income increased to $24.8million for the nine months ended September 30, 2010 compared to $24.3 million for the same period in 2009.  This increase is primarily attributable to a reduction in interest expense due to a decrease in the cost of funds for time deposits.

Interest income decreased $1.7 million or 5% for the nine months ended September 30, 2010 compared with the same period in 2009.  The decrease was due to a reduction in loan balances and a decrease in income from interest rate derivative contracts, which was partially offset by an increase in interest earning assets. Net income from derivative instruments was $1.1 million for the nine months ended September 30, 2010 compared to $2.6 million for the same period one year ago.  The average yield on earning assets for the nine months ended September 30, 2010 and 2009 was 4.94% and 5.38%, respectively.  During the nine months ended September 30, 2010, average loans decreased $20.1 million to $762.7 million from $782.8 million for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, average investment securities available-for-sale increased $60.4 million to $212.0 million from $151.6 million for the nine months ended September 30, 2009 primarily due to the investment of additional funds received from the growth in deposits and a decrease in loans.

Interest expense decreased $2.1 million or 16% for the nine months ended September 30, 2010 compared with the same period in 2009.  The average rate paid on interest-bearing checking and savings accounts was 1.15% for the nine months ended September 30, 2010 as compared to 1.20% for the same period of 2009.  The average rate paid on certificates of deposits was 1.72% for the nine months ended September 30, 2010 compared to 2.48% for the same period one year ago.

Provision for Loan Losses. For the three months ended September 30, 2010 a contribution of $4.7 million was made to the provision for loan losses compared to a $3.1 million contribution to the provision for loan losses for the three months ended September 30, 2009.  The increase in the provision for loan losses is primarily attributable to  a $20.5 million increase in non-accrual loans during the third quarter of 2010 and a $3.0 million increase in net charge-offs during the third quarter of 2010 compared to third quarter 2009. The increase in non-accrual loans during third quarter 2010 is partially due to the classification of loans as non-accrual that are current but whose repayment is dependent upon the underlying collateral and whose terms are interest only.

The provision for loan losses for the nine months ended September 30, 2010 was $10.2 million as compared to $7.2 million for the same period one year ago.  The increase in the provision for loan losses is primarily attributable to an increase in non-performing assets and a $5.2 million increase in net charge-offs during the nine months ended September 30, 2010 compared to the same period last year.  Net charge-offs during the nine months ended September 30, 2010 included $3.9 million on acquisition , development and construction (“AD&C”) loans, $2.2 million on mortgage loans and $1.8 million on non-real estate loans, which included $1.4 million on commercial loans.

Non-Interest Income.  Total non-interest income was $3.9 million for the third quarter of 2010 as compared to $2.5 million for the same period of 2009.  Service charges decreased 5% to $1.4 million for the three months ended September 30, 2010 when compared to the same period one year ago.  Other service charges and fees increased to $523,000 for the three-month period ended September 30, 2010 as compared to $472,000 for the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Mortgage banking income decreased to $125,000 during the three months ended September 30, 2010 from $129,000 for the same period in 2009.  Miscellaneous income decreased to $167,000 for the three months ended September 30, 2010 as compared to $383,000 for the same period in 2009 primarily due to a $301,000 increase in net losses and write-downs on foreclosed properties.   Recurring non-interest income amounted to $2.9 million for the three months ended September 30, 2010, as compared to $2.9 million for the same period last year.  Net non-recurring gains of $940,000 for the three months ended September 30, 2010 included a $1.5 million gain on the sale of securities, which was partially offset by $583,000 net losses and write-downs on foreclosed properties.  The gain on sale of securities in third quarter 2010 reflects the repositioning of the Bank’s investment portfolio to recognize a portion of the gains in the investment portfolio.  Net non-recurring losses of $360,000 for the three months ended September 30, 2009 included a $79,000 write-down on an investment combined with a $281,000 loss on the disposition of assets.

Total non-interest income was $9.6 million in the nine months ended September 30, 2010 as compared to $8.9 million for the same period of 2009.  Service charges increased 2% to $4.2 million for the nine months ended September 30, 2010 when compared to the same period one year ago.  Other service charges and fees increased 7% to $1.7 million for the nine months ended September 30, 2010 when compared to the same period one year ago.  The increase in service charges and fees is primarily attributable to growth in the Bank’s deposit base coupled with normal pricing changes.  Mortgage banking income decreased to $372,000 during the nine months ended September 30, 2010 from $633,000 for the same period in 2009 due to a reduction in mortgage loan demand.  Miscellaneous income was $1.4 million for the nine months ended September 30, 2010, a 7% increase from $1.3 million for the same period in 2009.  Recurring non-interest income increased 3% to $8.6 million for the nine months ended September 30, 2010, as compared to $8.4 million for the same period one year ago primarily due to a $217,000 increase in service charges and fees resulting from growth in the deposit base coupled with normal pricing changes.  Net non-recurring gains of $994,000 for the nine months ended September 30, 2010 included a $1.7 million gain on sale of securities, which was partially offset by $697,000 net losses and write-downs on foreclosed properties.  Net non-recurring gains of $552,000 for the nine months ended September 30, 2009 included a $1.8 million gain on sale of securities, which was partially offset by write-downs of three securities totaling $723,000.  This $1.1 million net gain on the sale and write-down of securities for the nine months ended September 30, 2009 was partially offset by a $521,000 loss on the disposition of assets.

 Non-Interest Expense.  Total non-interest expense was $7.2 million for the third quarter of 2010 as compared to $7.3 million for the third quarter of 2009.  Salary and employee benefits totaled $3.5 million for the three months ended September 30, 2010, as compared to $3.6 million for the same period in 2009.  The decrease in salary and employee benefits is primarily due to a reduction in 401-K plan expense, incentive expense and supplemental retirement plan expense.  Occupancy expense totaled $1.3 million for the three months ended September 30, 2010 as compared to $1.4 million for the same period of 2009.  Other non-interest expense decreased 2% to $2.3 million for the three months ended September 30, 2010 as compared to the same period in 2009.

Total non-interest expense decreased 5% to $21.4 million for the nine months ended September 30, 2010 as compared to $22.6 million for the corresponding period in 2009.  Salary and employee benefits totaled $10.5 million for the nine months ended September 30, 2010, a decrease of 7% from the same period in 2009.  The decrease in salary and employee benefits is primarily due to a reduction in commission expense, 401-K plan expense, incentive expense and supplemental retirement plan expense.  Occupancy expense totaled $4.0 million for the nine months ended September 30, 2010 and September 30, 2009.  Other non-interest expense decreased 6% to $7.0 million for the nine months ended September 30, 2010 as compared to the same period in 2009.   This decrease in other non-interest expense is primarily attributable to a decrease of $486,000 in debit card expense.

Income Taxes.  The Company reported an income tax benefit of $42,000 for the third quarter of 2010.  For the three months ended September 30, 2009, the Company reported an income tax benefit of $9,000.

The Company reported income taxes of $454,000 and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively.  This represented an effective tax rate of 17% and 35% for the respective periods.  The decrease in the effective tax rate in 2010 is primarily due to an increase in tax deductible investment income combined with a decrease in earnings before taxes.

Analysis of Financial Condition
Investment Securities.  Available-for-sale securities amounted to $227.5 million at September 30, 2010 compared to $195.1 million at December 31, 2009.  This increase reflects the investment of additional funds received from growth in deposits and a decrease in loans.  Average investment securities available for sale for the nine months ended September 30, 2010 amounted to $234.8 million compared to $161.1 million for the year ended December 31, 2009.

Loans.  At September 30, 2010, loans amounted to $743.3 million compared to $778.1 million at December 31, 2009, a decrease of $34.8 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the nine months ended September 30, 2010 amounting to approximately $66.1 million were offset by paydowns and payoffs of existing loans.  Average loans represented 75% and 82% of average earning assets for the three months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The Company had $2.1 million and $2.8 million in mortgage loans held for sale as of September 30, 2010 and December 31, 2009, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2010, the Company had $118.9 million in residential mortgage loans, $100.2 million in home equity loans and $287.8 million in commercial mortgage loans, which include $220.3 million using commercial property as collateral and $67.5 million using residential property as collateral.   Residential mortgage loans include $63.3 million made to customers in the Company’s traditional banking offices and $55.6 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2010, the Company had $140.1 million in AD&C loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	83	$27,136	$3,276
Land acquisition and development - residential purposes	384	90,876	24,433
1 to 4 family residential construction	57	18,385	2,507
Commercial construction	6	3,697	250
Total acquisition, development and construction	530	$140,094	$30,466

At September 30, 2010, troubled debt restructured (“TDR”) loans amounted to $66.2 million, including $11.6 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  At December 31, 2009, TDR loans amounted to $9.2 million, including $3.8 million in performing TDR loans.   The increase in TDR loans at September 30, 2010 compared to December 31, 2009 is primarily due to the classification of all non-accrual loans as TDR as of September 30, 2010.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At September 30, 2010 and December 31, 2009, the recorded investment in loans that were considered to be impaired was approximately $41.1 million and $16.6 million, respectively, with related allowance for loan losses of approximately $2.4 million and $673,000, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2010 as compared to the year ended December 31, 2009. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at September 30, 2010 amounted to $17.7 million or 2.38% of total loans compared to $15.4 million or 1.98% of total loans at December 31, 2009.   The Bank believes it has established the allowance for credit losses pursuant to generally accepted accounting principles, and has taken into account the views of its regulators and the current economic environment.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2010 and December 31, 2009.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	09/30/2010	12/31/2009
Risk Grade 1 (Excellent Quality)	3.42%	3.52%
Risk Grade 2 (High Quality)	16.79%	16.34%
Risk Grade 3 (Good Quality)	47.22%	51.12%
Risk Grade 4 (Management Attention)	18.34%	17.16%
Risk Grade 5 (Watch)	5.43%	7.43%
Risk Grade 6 (Substandard)	1.60%	1.45%
Risk Grade 7 (Low Substandard)	0.00%	0.04%
Risk Grade 8 (Doubtful)	0.00%	0.00%
Risk Grade 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At September 30, 2010 there were seven relationships exceeding $1.0 million (which totaled $11.8 million) in the Watch risk grade, ten relationships exceeding $1.0 million in the Substandard risk grade  (which totaled $19.4 million) and no relationships exceeding $1.0 million in the Low Substandard risk grade.  There was one relationship in the Watch risk grade and the Substandard risk grade totaling $1.5 million.  These customers continue to meet payment requirements in accordance with the terms of the promissory notes on these loans.

Non-performing Assets.  Non-performing assets totaled $57.3 million at September 30, 2010 or 5.30% of total assets, compared to $28.8 million at December 31, 2009, or 2.75% of total assets.  Non-accrual loans were $52.4 million at September 30, 2010 and $22.8 million at December 31, 2009.  As a percentage of total loans outstanding, non-accrual loans were 7.05% at September 30, 2010 compared to 2.93% at December 31, 2009. Non-performing loans include $30.5 million in AD&C loans, $19.8 million in commercial and residential mortgage loans and $2.3 million in other loans at September 30, 2010 as compared to $4.8 million in AD&C loans, $18.3 million in commercial and residential mortgage loans and $1.7 million in other loans as of December 31, 2009.  Included in AD&C non-accrual loans at September 30, 2010 is $14.0 million in loans to the largest AD&C relationship in the Bank.   The Bank had loans 90 days past due and still accruing totaling $96,000 and $2.0 million as of September 30, 2010 and December 31, 2009, respectively.  Other Real Estate Owned totaled $4.8 million as of September 30, 2010 as compared to $4.0 million at December 31, 2009. The Bank had no repossessed assets as of September 30, 2010 and December 31, 2009.  The increase in non-accrual loans during third quarter 2010 is partially due to the classification of loans as non-accrual that are current but whose repayment is dependent upon the underlying collateral and whose terms are interest only.

           Deposits.  Total deposits at September 30, 2010 were $842.3 million, an increase of $33.0 million over deposits of $809.3 million at December 31, 2009. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $18.6 million to $587.6 million at September 30, 2010 as compared to $569.0 million at December 31, 2009.  The Bank offers remote deposit capture for customers which has enabled the Bank to gather additional deposits from several existing customers and has been helpful in attracting new customers.  Certificates of deposit in amounts greater than $100,000 or more totaled $249.2 million at September 30, 2010 as compared to $233.1 million at December 31, 2009.  This increase is partially due to a $8.2 million increase in certificates of deposit issued through the Certificate of Deposit Account Registry Service (CDARS) as of September 30, 2010 compared to December 31, 2009.  At September 30, 2010, brokered deposits amounted to $92.8 million as compared to $84.0 million at December 31, 2009.  Brokered deposits outstanding as of September 30, 2010 had a weighted average rate of 1.24% with a weighted average original term of 13 months as compared to brokered deposits outstanding at December 31, 2009 which had a weighted average rate of 1.90% with a weighted average original term of 14 months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million and $77.0 million at September 30, 2010 and December 31, 2009, respectively.  The average balance of FHLB borrowings for the nine months ended September 30, 2010 was $72.7 million compared to $77.3 million for the year ended December 31, 2009.  At September 30, 2010, all of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $60.0 million of the total advances to a floating rate and, if converted, the Bank may repay advances without a prepayment fee.  The Company also has an additional $5.0 million in an advance that has been converted to a fixed rate by the FHLB, which may be repaid with a prepayment fee.

The Bank had no borrowings from the Federal Reserve Bank (“FRB”) at September 30, 2010 and December 31, 2009.

The Company had no federal funds purchased as of September 30, 2010 or December 31, 2009.

Securities sold under agreements to repurchase were $41.5 million at September 30, 2010 compared to $36.9 million at December 31, 2009.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available-for-sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the nine months ended September 30, 2010 totaled $992.4 million, exceeding average rate sensitive liabilities of $848.3 million by $144.1 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of September 30, 2010, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.  The interest rate swap contract is used to convert $50.0 million of variable rate loans to a fixed rate.  Under the swap contract, the Company receives a fixed rate of 6.245% and pays a variable rate based on the current prime rate (3.25% at September 30, 2010) on the notional amount of $50.0 million.  The swap agreement matures in June 2011.  The Company recognized $1.1 million in interest income from interest rate derivative contracts during the nine months ended September 30, 2010.  Based on the current interest rate environment, it is expected the Company will continue to receive income on this interest rate contract throughout 2010.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

DERIVATIVE INSTRUMENTS AS OF SEPTEMBER 30, 2010
(Dollars in thousands)
Type of Derivative	Notional Amount	Contract Rate	Year-to-date Income
Interest rate swap contact expiring 06/01/11	$50,000	6.245%	$1,136

Included in the rate sensitive assets are $444.7 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Bank utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2010, the Bank had $330.4 million in loans with interest rate floors.  The floors were in effect on $328.3 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.14% higher than the indexed rate on the promissory notes without interest rate floors.

               Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2010 such unfunded commitments to extend credit were $140.0 million, while commitments in the form of standby letters of credit totaled $3.9 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2010, the Company’s core deposits totaled $587.6 million, or 70% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the FRB on a short-term basis.  The Bank’s policies include the ability to access wholesale funding up to 40% of total assets.  The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 15.40% as of September 30, 2010.

At September 30, 2010, the Bank had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $92.8 million, which have an average maturity of 13 months.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at September 30, 2010.  The remaining availability at the FHLB was $4.3 million at September 30, 2010.  At September 30, 2010, the carrying value of loans pledged as collateral to the FHLB totaled approximately $141.4 million.  The Bank had no borrowings from the FRB at September 30, 2010.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At September 30, 2010, the carrying value of loans pledged as collateral to the FRB totaled approximately $375.6 million.  In third quarter 2009, the Bank increased its overall borrowing capacity by pledging commercial real estate loans to the FRB that were previously pledged to the FHLB.

The Bank also had the ability to borrow up to $55.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2010.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 26.92% at September 30, 2010 and 19.10% at December 31, 2009.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2010 and December 31, 2009 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2010	December 31, 2009
Contractual Cash Obligations
Long-term borrowings	$70,000	77,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	3,372	3,859
Total	$93,991	101,478
Other Commitments
Commitments to extend credit	$140,035	140,207
Standby letters of credit and financial guarantees written	3,852	3,302
Total	$143,887	143,509

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

Capital Resources.  Shareholders’ equity at September 30, 2010 was $102.4 million compared to $99.2 million at December 31, 2009.  At September 30, 2010 and December 31, 2009, accumulated comprehensive income amounted to $5.0 million and $2.9 million, respectively.  Annualized return on average equity for the three months ended September 30, 2010 was 2.09% compared to 2.88% for the year ended December 31, 2009.  Total cash dividends paid on common stock during the nine months ended September 30, 2010 amounted to $332,000 as compared to total cash dividends of $1.3 million paid for the nine months ended September 30, 2009.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.

On December 23, 2008, the Company entered into a Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  Additional discussion of the Company’s participation in the CPP can be found on page 18.   The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2010 and December 31, 2009 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 14.30% and 13.74% at September 30, 2010 and December 31, 2009, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 15.56% and 15.00% at September 30, 2010 and December 31, 2009, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.86% and 11.42% at September 30, 2010 and December 31, 2009, respectively.

The Bank’s Tier 1 risk-based capital ratio was 11.86% and 11.22% at September 30, 2010 and December 31, 2009, respectively.  The total risk-based capital ratio for the Bank was 13.14% and 12.48% at September 30, 2010 and December 31, 2009, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.00% and 9.33% at September 30, 2010 and December 31, 2009, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2010.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Total
Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
	Purchased		per Share	Programs	or Programs

July 1 - 31, 2010	2,590		$5.01	-	-

August 1 - 31, 2010	-		-	-	-

September 1 - 30, 2010	5,285		5.11	-	-

Total	7,875	(1)	$5.08	-

(1) The Company purchased 7,875 shares on the open market in 2010 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The agreements with UST under the CPP program allow the Company to purchase its common stock pursuant to benefit plans in place prior to participation in the CPP.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(2)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the
Securities and Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2010

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to
Exhibit (4)(1) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the
United States Department of the Treasury, incorporated by reference to Exhibit
(10)(1) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and Tony W. Wolfe, incorporated by reference to Exhibit (10)(a)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony W.
Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and Joseph F. Beaman, Jr., incorporated by reference to Exhibit (10)(b)(i) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and William D. Cable, Sr., incorporated by reference to Exhibit (10)(c)(i) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and Lance A. Sellers, incorporated by reference to Exhibit (10)(d)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-
K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples
Bancorp of North Carolina, Inc. and A. Joseph Lampron, incorporated by reference to Exhibit (10)(f)(i) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
Lampron dated March 18, 2010, incorporated by reference to Exhibit (10)(f)(ii)
to the Form 10-K filed with the Securities and Exchange Commission on March
25, 2010

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among
Peoples Bancorp of North Carolina, Inc., PEBK Capital Trust II and Bear, Sterns
Securities Corp., incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006 incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of
June 28, 2006 incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of North
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

Peoples Bancorp of North Carolina, Inc.

November 10, 2010	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2010	/s/ A. Joseph Lampron
Date	A. Joseph Lampron
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)