Form 10-K/A
period 2009-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2010-12-16
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Large Accelerate Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

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

EXPLANATORY NOTE

This amendment to the Registrant’s Annual Report for the Year Ended December 31, 2010 on Form 10-K (the “Form 10-K”) if being filed solely to provide a cross-reference in Part III Item 12 (which was mislabeled Item 11 in the Form 10-K) to the Registrant’s Proxy Statement for the 2010 Annual Meeting. The cross-reference, which was inadvertently omitted, was to have incorporated by reference the information concerning the Security Ownership of Certain Beneficial Owners contained in the Proxy Statement. Except as described above, there are no other changes to the Form 10-K and this amendment does not amend, update or change the financial statements or other disclosures in the Form 10-K. This amendment does not reflect events occurring after the filing of the Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by the Item see the section captioned “Security Ownership of Certain Beneficial owners and Management” contained in the Proxy Statement, which section is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3)	The following exhibits are included in this amendment.

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA,
INC.
(Registrant)

By:	/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: December 16, 2010