Form 10-K
period 2010-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2011-03-25
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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
Yes	☐	No	☒
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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $21,022,031 based on the closing price of such common stock on June 30, 2010, which was $4.80 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,541,413 shares of common stock, outstanding at February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2010 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2011 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 5, 2011 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC
FORM 10-K CROSS REFERENCE INDEX
	2010 Form 10-K	Notice of 2011 Annual Meeting, Proxy Statement and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 13	N/A
Item 1A - Risk Factors	13 - 23	N/A
Item 1B - Unresolved Staff Comments	23	N/A
Item 2 - Properties	24	N/A
Item 3 - Legal Proceedings	24	N/A
Item 4 - [Removed and Reserved}	24	N/A

PART II
Item 5 - Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	25 - 27	N/A
Item 6 - Selected Financial Data	27	A-3
Item 7 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations	27	A-4 - A-28
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	27	A-27 - A-28
Item 8 - Financial Statements and Supplementary Data	28	A-29 - A-63
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	28	N/A
Item 9A(T) - Controls and Procedures	29	N/A
Item 9B - Other Information	29	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	30	A-64
Item 11 - Executive Compensation	30	18 - 30
Item 12 - Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	30 - 31	6 - 9
Item 13 - Certain Relationships and Related Transactions
and Director Independence	31	29 - 30
Item 14 - Principal Accountant Fees and Services	31	31

PART IV
Item 15 - Exhibits and Financial Statement Schedules	32 - 35	N/A

Signatures	36	N/A

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 22 banking offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  At December 31, 2010, the Company had total assets of $1.1 billion, net loans of $710.7 million, deposits of $838.7 million, total securities of $278.2 million, and shareholders’ equity of $96.9 million.

The Bank operates four offices focused on the Latino population under the name Banco de la Gente (“Banco”).  These offices are operated as a division of the Bank.  Banco offers normal and customary banking services as are offered in the Bank’s other branches such as the taking of deposits and the making of loans and therefore is not considered a reportable segment of the Company.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans.  Real estate loans are predominately variable rate commercial property loans, which include residential development loans to commercial customers.  Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio.  The majority of the Bank's deposit and loan customers are individuals and small to medium-sized businesses located in the Bank's market area.  The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank’s Banco offices.  Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-28 of the Annual Report, which is included in this Form 10-K as Exhibit 13.

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the "Commissioner").

At December 31, 2010, the Company employed 244 full-time employees and 44 part-time employees, which equated to 273 full-time equivalent employees.

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

The Company established a new subsidiary, Community Bank Real Estate Solutions, LLC (“CBRES”), in 2009.  CBRES serves as a “clearing-house” for appraisal services for community banks.  Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property is located.  This type of service ensures that the appraisal process remains independent from the financing process within the bank.

Market Area

The Bank's primary market consists of the communities in an approximately 50-mile radius around its headquarters office in Newton, North Carolina.  This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County.  The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.  The Bank has two Banco offices in Mecklenburg County, one Banco office in Union County and one Banco office in Wake County specifically designed to serve the growing Latino market.

Employment in the Bank's primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities.  Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, Catawba Valley Medical Center, Merchant Distributors, Inc (wholesale food distributor), Catawba County, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Cable Systems (manufacturer of fiber optic cable and accessories), Ethan Allen (furniture manufacturer), CV Industries (furniture manufacturer) and Hickory Public Schools.

Competition

The Bank has operated in the Catawba Valley region for nearly 100 years and is the only financial institution headquartered in Newton.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2010 comparative data, the Bank had 23.45% of the deposits in Catawba County, placing it second in deposit size among a total of 14 banks with branch offices in Catawba County; 14.17% of the deposits in Lincoln County, placing it third in deposit size among a total of ten banks with branch offices in Lincoln County and 13.00% of the deposits in Alexander County, placing it fifth in deposit size among a total of seven banks with branch offices in Alexander County.

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

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law.  The following is a brief summary of all material statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries.  Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.  Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly.  The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

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

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”) gave the UST authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced.  The first program implemented by the UST is the Capital Purchase Program CPP.  Pursuant to this program, the UST, on behalf of the US government, is authorized to purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company.  The investment will have a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter. During the time the UST holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance.  Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities.  As described further herein, we elected to participate in the CPP and received $25.1 million pursuant to the program.

American Recovery and Reinvestment Act of 2009. The American Recovery and Reinvestment Act of 2009 (“ARRA”) includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate governance obligations on all current and future CPP recipients, including the Company, until the institution has redeemed the preferred stock, which CPP recipients are now permitted to do under ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator.

Additionally, ARRA amends Section 111 of EESA to require the Treasury to adopt additional standards with respect to executive compensation and corporate governance for CPP recipients, which are set forth in the TARP Standards for Compensation and Corporate Governance: Interim Final Rule (“Interim Final Rule”), adopted by the Treasury on June 15, 2009.  Among the executive compensation and corporate governance provisions included in ARRA and the Interim Final Rule are the following:

•
an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the company’s proxy statement) and the next 20 most highly compensated employees;

•
a prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer (as defined above) and the next five most highly compensated employees;

•
a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed one-third of annual compensation, are subject to a two-year holding period and cannot be transferred until the UST’s preferred stock is redeemed in full;

•
a requirement that a company’s chief executive officer and chief financial officer provide in annual securities filings, a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;

•
an obligation for the compensation committee of the board of directors to evaluate with a company’s chief risk officer certain compensation plans to ensure that such plans do not encourage unnecessary or excessive risks or the manipulation of reported earnings;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures;

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives; and

•
a provision that allows the Treasury to review compensation paid prior to enactment of ARRA to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of EESA, CPP or otherwise contrary to the public interest.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”).  The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth below.

•
Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.  The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•
The Consumer Financial Protection Bureau (“Bureau”).  The Dodd-Frank Act creates the Bureau within the Federal Reserve.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank customers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state- chartered institutions.

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits.  Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  In December 2010, the FDIC increased the reserve ratio to 2.0 percent.  The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•
Transactions with Affiliates.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Enhanced Lending Limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower.  Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.  The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•
Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm.  In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.  Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Company.

•
Holding Company Capital Levels.  The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions.  All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies).  Bank holding companies with at least $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will phase in the requirement by deducting one-third of TRUPs per year for the following three years from Tier 1 capital.  TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Capital Requirements for the Bank.  The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock.  As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC.  Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.  The Bank exceeded all applicable capital requirements as of December 31, 2010.  At December 31, 2010, the Company’s Tier I risk-based capital and total risk-based capital were 14.24% and 15.51%, respectively.

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

Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

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

On November 12, 2009, the FDIC amended its regulations requiring certain insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The Company’s prepaid assessment for these periods amounting to $5.0 million was collected on December 30, 2009, along with each institution's regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. The prepayment has been treated as a prepaid expense on the books of the Company, and will be recognized as expense in the period for which the assessments are effective.

The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).

The TAGP provided unlimited deposit insurance coverage through December 31, 2009, for non-interest bearing transaction accounts and certain interest-bearing accounts (negotiable order of withdrawal (NOW) accounts with interest rates of 0.50% or less and lawyers trust accounts) at FDIC-insured depository institutions.  Depository institutions participating in the TAGP are assessed, on a quarterly basis, an annualized 10 basis points fee on the balance of each covered account in excess of the existing FDIC deposit insurance limit of $250,000 that was established on a temporary basis, through December 31, 2009.   The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013.  The TLGP was extended to cover debt of FDIC-insured institutions issued through December 31, 2010, and the TAGP was extended through December 31, 2010. The Company has participated in the TAGP since its beginning, and elected to continue its participation during the extension period.

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

                FDIC Liquidation Authority under the Dodd-Frank Act.   In January 2011, the FDIC issued an interim final rule on depositor preference which clarifies how the FDIC will treat certain creditors’ claims under the FDIC’s new liquidation authority under the Dodd-Frank Act, whereby the FDIC may be appointed as receiver for a financial company if the failure of such company and its liquidation under the Bankruptcy Code or other insolvency proceeding would pose significant risks to U.S. financial stability.  Pursuant to the interim final rule, the FDIC will allow additional payments to a creditor in rare circumstances after the FDIC’s board of directors has determined that such payments meet certain statutory standards.  The payments would be subject to recoupment; however, if the ultimate recoveries are insufficient to repay any temporary government-provided liquidity support.  The interim final rule also (1) provides the FDIC with authority to continue a company’s operations by paying for services provided by employees and others; (2) clarifies how damages will be calculated for creditors’ contingent claims; and (3) describes the application of proceeds from the liquidation of subsidiaries.

Federal Home Loan Bank System.  The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2010, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of  “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted during 2010.

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

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders.  Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below).  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution.  Any "interested" director may not participate in the voting.  The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank.  The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.  The Dodd-Frank Act also enhances requirements relating to transactions with affiliates.  See “The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” included herein.

Loans to One Borrower. The Bank is subject to the Commissioner's loans to one borrower limits which are substantially the same as those applicable to national banks.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank.  Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.  The Dodd-Frank Act also expands the scope of these restrictions.  See “The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” included herein.

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

Interstate Banking and Branching.  The Bank Holding Company Act was amended by the Interstate Banking Act.  The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

State law prohibiting interstate banking or discriminating against out-of-state banks are preempted.  States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act.  The Interstate Banking Act, as amended by the Dodd-Frank Act, establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a breach or 10% or more of the deposits nationwide.  States have the authority to waive the 30% deposit cap.  State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.  North Carolina law permits a state bank to establish a branch of the bank anywhere in the state.  Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the State of North Carolina may establish branches anywhere within North Carolina.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 is federal legislation issued to address accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act was wide-ranging as it applied to all public companies and imposed significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results.  It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies.  It backed these requirements with SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations.  It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and provided federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including us, have been significant in terms of the time, resources and costs associated with complying with the law.  Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Section 404 of the Sarbanes-Oxley Act requires the Company to include in its Annual Report, a report stating management’s responsibility to establish and maintain adequate internal controls over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end. Because the Company is a smaller reporting company, we are not required to obtain from our independent registered public accounting firm an attestation to and report on management’s evaluation of internal control over financial reporting.

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

 Risks Related to Recent Economic Conditions and Governmental Response:

Recent and future legislation and regulatory initiatives to address current market and economic conditions may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy.
Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as the EESA and the ARRA, may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy.  EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The UST and banking regulators have implemented, and likely will continue to implement, various other programs under this legislation to address capital and liquidity issues in the banking system, including the TARP, the CPP, President Obama’s Financial Stability Plan announced in February 2009, the ARRA and the FDIC’s TLGP.  There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy.  Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.
 Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments.  These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

The limitations on incentive compensation contained in the ARRA may adversely affect our ability to retain our highest performing employees.
In the case of a company such as Peoples Bancorp that received CPP funds, the ARRA, and subsequent regulations issued by UST, contain restrictions on bonus and other incentive compensation payable to the Company’s senior executive officers.  As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber.  If this were to occur, our businesses and results of operations could be adversely affected.

The soundness of other financial institutions could adversely affect us.
Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients.

From time to time, we utilize derivative financial instruments, primarily to hedge our exposure to changes in interest rates, but also to hedge cash flow. By entering into these transactions and derivative instrument contracts, we expose ourselves to counterparty credit risk in the event of default of our counterparty or client.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty.  Nonetheless, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us.  Any such losses may not materially and adversely affect our businesses, financial condition or results of operations.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.
Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the DIF to historical lows.  The FDIC recently increased the designated reserve ratio from 1.25 to 2.00. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the DIF.  These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us.  Higher assessments increase our non-interest expense.

Since fourth quarter 2008, our annual assessment rates, which also include our assessment for participating in the FDIC’s TAGP increased from 7.04 to 15.66 basis points. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5.00 basis points emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier 1 Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits.  Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $5.0 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations.  Our FDIC insurance related cost was $1.4 million and $1.8 million for the years ended December 31, 2010 and December 31, 2009, respectively, compared to $547,000 for the year ended December 31, 2008.  We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

Higher insurance premiums and assessments increase our costs and may limit our ability to pursue certain business opportunities.  We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that much of the details and substance of the new laws will be implemented through agency rulemakings.
On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies over the course of the next few years, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

Significantly, the Dodd-Frank Act includes the following provisions which affect the Company or the Bank:

(1) it establishes the new Bureau of Consumer Financial Protection (“BCFP”) which will directly regulate and supervise the Bank for compliance with the BCFP’s regulations and policies.  The creation of the BCFP will directly impact the scope and cost of products and services offered to consumers by the Bank and may have a significant effect on its financial performance.

(2) it revises the FDIC’s insurance assessment methodology so that premiums will be assessed based upon the average consolidated total assets of the Bank less tangible equity capital.

(3) it permanently increases deposit insurance coverage to $250,000; in addition, for noninterest-bearing transaction accounts, such accounts will receive unlimited FDIC deposit insurance through January 1, 2013.

(4) it authorizes the Federal Reserve to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers.  Notably, a proposed Federal Reserve rule that would limit this interchange fee to 12 cents per transaction has been announced but has not yet been finalized.

(5) it imposes proprietary trading restrictions on insured depository institutions and their holding companies that prohibit them from engaging in proprietary trading except in limited circumstances, and prevents them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 capital in private equity and hedge funds.

(6) it requires a phased-in exclusion of trust preferred securities as a component of Tier 1 capital for certain bank holding companies.  Notably, preferred stock issued to the UST under the CPP is excluded from this calculation.

(7) it requires federal regulators to establish new minimum leverage and risk-based capital requirements for large banks, bank holding companies and systemically important non-banks. The federal banking agencies issued a proposal to implement this authority whereby the capital requirements applied to other insured depository institutions would not apply to the largest insured depository institutions, which had previously been permitted to use their own models to determine their individual risk-based capital requirements.  Finally, the Dodd-Frank Act requires depository institution holding companies to act as a “source of strength” for their depository institution subsidiaries (previously, this had been a regulatory policy but was not codified into law).

Based on the text of the Dodd-Frank Act and the anticipated implementing regulations, including the Durbin amendment, it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly which could adversely affect the Company’s results of operations, financial condition or liquidity.  Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

The Bureau of Consumer Financial Protection may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
 The BCFP has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer to consumers covered financial products and services.  The BCFP has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  The concept of what may be considered to be an “abusive” practice is new under the law.  The full scope of the impact of this authority has not yet been determined as the implementing rules of the Dodd-Frank Act with respect to the BCFP have not yet been released.  Moreover, the Bank will be supervised and examined by the BCFP for compliance with the BCFP’s regulations and policies.  The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services will also likely produce significant, material effects on the Bank’s (and the Company’s) profitability.

Risks Related to Our Business:

Loss of key personnel could adversely impact results.
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 17 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

A significant amount of the Bank’s business is concentrated in lending which is secured by property located in the Catawba Valley and surrounding areas.
In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the Bank is required to liquidate the collateral securing a loan during a period of reduced real estate values, as is currently the case, to satisfy the debt, the Bank’s earnings and capital could be adversely affected.

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

An inadequate allowance for loan losses would reduce our earnings.
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

Changes in interest rates affect profitability and assets.
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

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions.
Since December 2007, business activity across a wide range of industries and regions  has been greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly since that time.

During these challenging economic conditions, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

                Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values continue to decline and access to liquidity continues to be limited.

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

Overall, during 2009 and 2010, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in the State of North Carolina will continue to have an adverse impact on many households and businesses for the foreseeable future. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Bank faces strong competition from other banks and financial institutions which can hurt its business.
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

Changes in technology may impact the Bank’s business.
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

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
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

Our internal controls may be ineffective.
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

Impairment of investment securities or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.
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

We rely on other companies to provide key components of our business infrastructure.
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

Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. We have policies and procedures designed with the intention to prevent or limit the effect of the failure, interruption, or security breach of our information systems.. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Liquidity is essential to our businesses.
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

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, financial advisors and consultants, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will suffer.
At December 31, 2010, our non-performing assets (which consist of non-accruing loans, loans 90+ days delinquent, and foreclosed real estate assets) totaled $46.9 million, or 4.40 % of total assets, which is an increase of $18.2 million or 63% over non-performing assets at December 31, 2009.  At December 31, 2008, our non-performing assets were $14.2 million, or 1.47% of total assets. Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, the write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.  Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Our loan portfolio includes loans with a higher risk of loss.
We originate commercial real estate loans, acquisition, development and construction (“AD&C”) loans, and residential mortgage loans primarily within our market area.  Commercial real estate, commercial, and AD&C loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2010, commercial real estate loans, including multi-family loans, comprised approximately 29% of our total loan portfolio.

•
Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2010, commercial loans comprised approximately 8% of our total loan portfolio.

•
AD&C Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2010, AD&C loans comprised approximately 17% of our total loan portfolio.

•
Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  As of December 31, 2010, consumer loans comprised approximately 5% of our total loan portfolio.

Because we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, which could result in reduced net income.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate.

The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:
•	general or local economic conditions;
•	environmental cleanup liability;
•	neighborhood values;
•	interest rates;
•	real estate tax rates;
•	operating expenses of the mortgaged properties;
•	supply of and demand for rental units or properties;
•	ability to obtain and maintain adequate occupancy of the properties;
•	zoning laws;
•	governmental rules, regulations and fiscal policies; and
•	acts of God.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

Our allowance for loan losses may be insufficient.
All borrowers carry the potential to default and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent.  We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of management.  An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock:

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

Our stock price can be volatile.
 Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	actual or anticipated variations in quarterly results of operations;
•	recommendations by securities analysts;
•	operating results and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns, and other issues in the financial services industry;
•	perceptions in the marketplace regarding us and/or our competitors;
•	new technology used or services offered by competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and
•	changes in government regulations.

The Company’s trading volume has been low compared with larger national and regional banks.
The Company’s common stock is traded on the NASDAQ Capital Market.  However, the trading volume of the Company’s common stock is relatively low when compared with more seasoned companies listed on the NASDAQ Capital Market, NASDAQ Global Select Market, or other consolidated reporting systems or stock exchanges.  Thus, the market in the Company’s common stock may be limited in scope relative to other larger companies.  In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

Our common stock is not FDIC insured.
 The Company’s common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, holders of our common stock may lose some or all of their investment.

Our participation in the CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets.
 On December 23, 2008, we issued and sold (i) 25,054 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and (ii) a warrant to purchase 357,234 shares of our common stock (“Warrant”) to the UST as part of its CPP. Prior to December 23, 2011, unless we have redeemed all of the Series A Preferred Stock or the UST has transferred all of the Series A Preferred Stock to a third party, the Securities Purchase Agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a maximum quarterly dividend of $0.12 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities.  In addition, unless we are able to redeem the Series A Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%.  Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

We may reduce or eliminate dividends on our common stock.
Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not entitled to receive dividends.  Downturns in the domestic and global economies could cause our board of directors to consider, among other things, reducing or eliminating of dividends paid on our common stock.  This could adversely affect the market price of our common stock.  Because of our agreements with the UST as part of the CPP under the TARP, prior to December 23, 2011, or the date on which the UST’s senior preferred stock investment has been fully redeemed or transferred, if earlier, we may not pay quarterly dividends on our common stock greater than $0.12 per share without the UST’s consent.  In addition, we may not pay dividends on our common stock unless all accrued and unpaid dividends for all past dividend periods are fully paid on our outstanding preferred stock issued to the UST.  Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends before declaring or paying any dividends.  Dividends also may be limited as a result of safety and soundness considerations.

Our articles of incorporation, as amended, amended and restated bylaws, and certain banking laws may have an anti-takeover effect.
Provisions of our articles of incorporation, as amended, amended and restated bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders.   The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

At December 31, 2010, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 22 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  The following table sets forth certain information regarding the Bank's properties at December 31, 2010.

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

ITEM 4.        [Removed and Reserved]

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                      EQUITY SECURITIES

Peoples Bancorp common stock is traded on the over-the-counter (OTC) market and quoted on the NASDAQ Global Market, under the symbol “PEBK.”  Market makers for the Company’s shares include Scott and Stringfellow, Inc. and Sterne Agee & Leach.

Although the payment of dividends by the Company is subject to certain requirements and limitations of North Carolina corporate law, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  However, the ability of the Company to pay dividends and repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.  The Bank’s ability to pay dividends is limited.  North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay.   Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law.   Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).   Based on its current financial condition, the Bank does not expect that this provision will have any impact on the Bank’s ability to pay dividends.  Due to the Company’s participation in the CPP, the full dividend for the latest completed CPP dividend period must be declared and paid in full before dividends may be paid to common shareholders and UST approval is required for any increase in common dividends per share.  See Supervision and Regulation under Item 1 Business.

As of March 17, 2011, the Company had 719 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.   The market price for the Company’s common stock was $6.99 on March 17, 2011.

The following table presents certain market and dividend information for the last two fiscal years.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Market and Dividend Data
			Cash Dividend
2010	Low Bid	High Bid	Per Common Share
First Quarter	$4.51	6.26	0.02

Second Quarter	$4.80	7.84	0.02

Third Quarter	$4.48	5.50	0.02

Fourth Quarter	$4.46	6.12	0.02

			Cash Dividend
2009	Low Bid	High Bid	Per Common Share
First Quarter	$4.81	10.00	0.10

Second Quarter	$5.00	7.46	0.07

Third Quarter	$5.93	7.00	0.07

Fourth Quarter	$3.95	6.84	0.02

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its Common Stock with a NASDAQ index and with a southeastern bank index.  The graph was prepared by SNL Securities, L.C., Charlottesville, Virginia, using data as of December 31, 2010.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

             The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total
				Number of
				Shares
				Purchased as
				Part of	Maximum Number
	Total			Publicly	of Shares that May
	Number of		Average	Announced	Yet Be Purchased
	Shares		Price Paid	Plans or	Under the Plans or
Period	Purchased		per Share	Programs	Programs

January 1 - 31, 2010	-		$-	-	-

February 1 - 28, 2010	2,000		5.27	-	-

March 1 - 31, 2010	1,310		5.43	-	-

April 1 - 30, 2010	2,460		7.27	-	-

May 1 - 31, 2010	2,060		6.41	-	-

June 1 - 30, 2010	-		-	-	-

July 1 - 31, 2010	-		-	-	-

August 1 - 31, 2010	2,590		5.01	-	-

September 1 - 30, 2010	5,285		5.11	-	-

October 1 - 31, 2010	-		-	-	-

November 1 - 30, 2010	2,450		5.11	-	-

December 1 - 31, 2010	1,340		5.13	-	-

Total	19,495	(1)	$5.55	-

(1) The Company purchased 19,945 shares on the open market in 2010 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The Securities Purchase Agreement with UST under the CPP program allow the Company to purchase its common stock on the open market pursuant to benefit plans.

ITEM 6.                SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which table is included in this Form 10-K as Exhibit (13).

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-28 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-27 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data set forth on pages A-29 through A-63 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).        CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures (as defined in Rule 13A-15(e) promulgated under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management including the Chief Executive Officer and the Chief Financial Officer of the Company as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

            MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

/s/ Tony W. Wolfe	/s/ A. Joseph Lampron, Jr.
Tony W. Wolfe	A. Joseph Lampron, Jr.
Chief Executive Officer	Chief Financial Officer
March 25, 2011	March 25, 2011

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

The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Nominees”, “Our Board of Directors and Its Committees”; “Executive Committee”, “Governance Committee”, “Audit and Risk Management Committee”, “Compensation Committee”, “Board Leadership and Structure and Risk Oversight” contained in the Proxy Statement, which sections are incorporated herein by reference.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement, which section is incorporated herein by reference.

The information required by this Item regarding identification of members of the Company’s Audit Committee is set forth under the section captioned “Audit and Risk Management Committee” contained in the Proxy Statement, which section is incorporated herein by reference.

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

For the information required by the Item see the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement, which is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	153,821	$8.25	360,000
Equity compensation plans not approved by security holders	-	-	-
Total	153,821	$8.25	360,000

(1) Includes 150,071 stock options issued under the 1999 Omnibus Plan, which are fully vested as of December 31, 2010.  Of the outstanding stock options, options to purchase a total of 63,544 options were granted on October 30, 2001; 7,510 options were granted on December 18, 2001; 72,966 options were granted on December 17, 2002; 3,630 options were granted on May 6, 2004; and 2,421 options were granted on December 16, 2004.

(2) Includes 1,750 shares of restricted stock granted on March 20, 2008 and 2,000 shares of restricted stock granted on November 20, 2008 under the 1999 Omnibus Plan.  These restricted stock grants cliff vest three years after issuance.

(3) The exercise prices for the grants of stock options under the 1999 Omnibus Plan on October 30, 2001; December 18, 2001; December 17, 2002; May 6, 2004 and December 16, 2004 are: $8.78; $8.10; $7.77; $10.31; and $10.57, respectively.  All prices and shares have been adjusted for the 10% stock dividends paid March 16, 2005 and June 16, 2006 and the three-for-two stock split paid June 15, 2007.  The exercise price used for the grants of restricted stock is $5.25, the closing price for the Company’s stock on December 31, 2010.

(4) Reflects shares authorized under the February 19, 2009 Omnibus Stock Ownership and Long Term Incentive Plan. No shares have been issued under this plan as of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13)
and incorporated herein by reference)

	(a)	Report of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2010 and 2009

	(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2010, 2009 and 2008

	(d)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2010, 2009 and 2008

	(e)	Consolidated Statements of Comprehensive Income for the Years Ended December 31,
2010, 2009 and 2008

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009
and 2008

	(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A Preferred
Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

Exhibit (3)(2)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (3)(i)	Articles of Incorporation of Peoples Bancorp of North Carolina, Inc., incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and
Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of Peoples Bancorp of North Carolina, Inc.
incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2010

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to Exhibit (4)(1) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the United
States Department of the Treasury, incorporated by reference to Exhibit (10)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Tony W. Wolfe, incorporated by reference to Exhibit
(10)(a)(i) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(ii) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to
Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Joseph F. Beaman, Jr., incorporated by reference to
Exhibit (10)(b)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and William D. Cable, Sr., incorporated by reference to
Exhibit (10)(c)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and Lance A. Sellers, incorporated by reference to Exhibit
(10)(d)(i) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to
Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long Term
Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on
March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between Peoples Bancorp of North Carolina, Inc. and A. Joseph Lampron, Jr., incorporated by reference to
Exhibit (10)(f)(i) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
Lampron, Jr. dated March 18, 2010, incorporated by reference to Exhibit (10)(f)(ii)
to the Form 10-K filed with the Securities and Exchange Commission on March
25, 2010

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between Peoples
Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among
Peoples Bancorp of North Carolina, Inc., PEBK Capital Trust II and Bear, Sterns
Securities Corp., incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of June
28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of Peoples Bancorp of North Carolina, Inc. dated as of June
28, 2006, incorporated by reference to Exhibit (10)(1) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between Peoples Bancorp of North
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
Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and Benjamin
I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and Exchange Commission on March 20, 2009

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2010 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina, Inc.,
incorporated by reference to Exhibit (14) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Porter Keadle Moore, LLP

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (99)(a)	Certification of the Principal Executive Officer Pursuant to Section 111 of the
Emergency Economic Stabilization Act of 2008

Exhibit (99)(b)	Certification of the Principal Financial Officer Pursuant to Section 111 of the
Emergency Economic Stabilization Act of 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony W. Wolfe	President and Chief Executive Officer	March 25, 2011
Tony W. Wolfe	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 25, 2011
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 25, 2011
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 25, 2011
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 25, 2011
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 25, 2011
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 25, 2011
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 25, 2011
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 25, 2011
Larry E. Robinson

/s/ William Gregory Terry	Director	March 25, 2011
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 25, 2011
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 25, 2011
Benjamin I. Zachary