Form 10-Q
period 2011-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2011-05-12
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,542,703 shares of common stock, outstanding at April 30, 2011.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2011 (Unaudited) and
	December 31, 2010 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2011 and 2010 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2011 and 2010 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2011 and 2010 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-20

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 5.	Other Information	35
Item 6.	Exhibits	35-38
Signatures		39
Certifications		40-42

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,”  “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	December 31,
Assets	2011	2010
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$44,918	22,521
Interest bearing deposits	1,335	1,456
Cash and cash equivalents	46,253	23,977

Certificates of deposit	735	735

Investment securities available for sale	271,570	272,449
Other investments	5,976	5,761
Total securities	277,546	278,210

Mortgage loans held for sale	2,415	3,814

Loans	711,166	726,160
Less allowance for loan losses	(15,410)	(15,493)
Net loans	695,756	710,667

Premises and equipment, net	17,155	17,334
Cash surrender value of life insurance	7,599	7,539
Accrued interest receivable and other assets	24,587	25,376
Total assets	$1,072,046	1,067,652

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$120,550	114,792
NOW, MMDA & savings	349,077	332,511
Time, $100,000 or more	224,485	241,366
Other time	144,868	150,043
Total deposits	838,980	838,712

Demand notes payable to U.S. Treasury	843	1,600
Securities sold under agreement to repurchase	38,446	34,094
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	5,957	5,769
Total liabilities	974,845	970,794

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2010 and 2009	24,652	24,617
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,542,703 shares in 2011 and 5,541,413 shares in 2010	48,289	48,281
Retained earnings	24,475	23,573
Accumulated other comprehensive (loss) income	(215)	387
Total shareholders' equity	97,201	96,858

Total liabilities and shareholders' equity	$1,072,046	1,067,652

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three months ended March 31, 2011 and 2010

(Dollars in thousands, except per share amounts)

	2011	2010
	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$9,614	10,091
Interest on investment securities:
U.S. Government sponsored enterprises	1,082	1,405
States and political subdivisions	805	402
Other	57	32
Total interest income	11,558	11,930

Interest expense:
NOW, MMDA & savings deposits	717	866
Time deposits	1,404	1,876
FHLB borrowings	744	889
Junior subordinated debentures	100	97
Other	79	97
Total interest expense	3,044	3,825

Net interest income	8,514	8,105

Provision for loans losses	2,950	2,382

Net interest income after provision for loan losses	5,564	5,723

Non-interest income:
Service charges	1,255	1,319
Other service charges and fees	582	602
Gain sale of securities	1,075	22
Mortgage banking income	187	156
Insurance and brokerage commissions	108	98
Miscellaneous	395	413
Total non-interest income	3,602	2,610

Non-interest expense:
Salaries and employee benefits	3,667	3,520
Occupancy	1,365	1,351
Other	2,368	2,318
Total non-interest expense	7,400	7,189

Earnings before income taxes	1,766	1,144

Income taxes	405	269

Net earnings	1,361	875

Dividends and accretion on preferred stock	348	348

Net earnings available to common shareholders	$1,013	527

Basic net earnings per common share	$0.18	0.10
Diluted net earnings per common share	$0.18	0.09
Cash dividends declared per common share	$0.02	0.02

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2011 and 2011

(Dollars in thousands)

	2011	2010
	(Unaudited)	(Unaudited)

Net earnings	$1,361	875

Other comprehensive (loss) income:
Unrealized holding gains on securities
available for sale	473	924
Reclassification adjustment for gains on
securities available for sale included in net earnings	(1,075)	(22)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(384)	(148)

Total other comprehensive (loss) income,
before income taxes	(986)	754

Income tax (benefit) expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	185	360
Reclassification adjustment for gains on
securities available for sale included in net earnings	(419)	(9)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(150)	(58)

Total income tax (benefit) expense related to
other comprehensive income	(384)	293

Total other comprehensive (loss) income,
net of tax	(602)	461

Total comprehensive income	$759	1,336

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net earnings	$1,361	875
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,537	992
Provision for loan losses	2,950	2,382
Gain on sale of investment securities	(1,075)	(22)
(Gain)/loss on sale of other real estate and repossessions	97	(133)
Write-down of other real estate and repossessions	250	336
Restricted stock expense	7	8
Change in:
Mortgage loans held for sale	1,399	841
Cash surrender value of life insurance	(60)	(64)
Other assets	474	(299)
Other liabilities	181	932

Net cash provided by operating activities	7,121	5,848

Cash flows from investing activities:
Net change in certificates of deposit	-	1,209
Purchases of investment securities available for sale	(39,988)	(34,963)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	9,881	11,870
Proceeds from sale of investment securities avialiable for sale	30,440
Purchases of other investments	(215)	-
Net change in loans	9,457	8,471
Purchases of premises and equipment	(340)	(86)
Proceeds from sale of other real estate and repossessions	2,472	1,471

Net cash provided (used) by investing activities	11,707	(12,028)

Cash flows from financing activities:
Net change in deposits	268	28,530
Net change in demand notes payable to U.S. Treasury	(757)	181
Net change in securities sold under agreement to repurchase	4,352	1,595
Proceeds from FHLB borrowings	5,000	-
Repayments of FHLB borrowings	(5,000)	(5,000)
Restricted stock Payout	9	-
Cash dividends paid on Series A preferred stock	(313)	(313)
Cash dividends paid on common stock	(111)	(111)

Net cash provided by financing activities	3,448	24,882

Net change in cash and cash equivalent	22,276	18,702

Cash and cash equivalents at beginning of period	23,977	31,340

Cash and cash equivalents at end of period	$46,253	50,042

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three months ended March 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,076	3,842

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$368	(551)
Change in unrealized gain on derivative financial
instruments, net	$234	90
Transfer of loans to other real estate and repossessions	$2,991	2,076
Financed portion of sale of other real estate	$487	932
Accretion of Series A preferred stock	$35	35

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly-owned subsidiaries, Peoples Bank (the “Bank”) and Community Bank Real Estate Solutions, LLC, along with the Bank’s wholly-owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (collectively called the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements in this report are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).  Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the notes to consolidated financial statements in the Company’s 2010 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 5, 2011 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In April 2011, the Financial Accounting Standard Accounting Board (“FASB”) issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 provides additional guidance for determining what constitutes a troubled debt restructuring.  The ASU is effective for interim and annual periods ending after June 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position; however, additional disclosures will be required for ASU No. 2011-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at March 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$131,679	840	560	131,959
U.S. Government
sponsored enterprises	49,119	138	703	48,554
State and political subdivisions	89,134	929	1,509	88,554
Trust preferred securities	1,250	-	-	1,250
Equity securities	1,003	338	88	1,253

Total	$272,185	2,245	2,860	271,570

(Dollars in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$137,811	2,119	569	139,361
U.S. Government
sponsored enterprises	42,933	393	686	42,640
State and political subdivisions	89,486	793	2,450	87,829
Trust preferred securities	1,250	-	-	1,250
Equity securities	982	387	-	1,369

Total	$272,462	3,692	3,705	272,449

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2011 and December 31, 2010 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$55,276	560	-	-	55,276	560
U.S. Government
sponsored enterprises	30,067	703	-	-	30,067	703
State and political subdivisions	45,699	1,509	-	-	45,699	1,509
Equity securities	320	88	-	-	320	88

Total	$131,362	2,860	-	-	131,362	2,860

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$59,471	569	-	-	59,471	569
U.S. Government
sponsored enterprises	24,123	686	-	-	24,123	686
State and political subdivisions	56,374	2,450	-	-	56,374	2,450

Total	$139,968	3,705	-	-	139,968	3,705

At March 31, 2011, unrealized losses in the investment securities portfolio relating to debt securities totaled $2.9 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2011 tables above, 68 out of 156 securities issued by state and political subdivisions contained unrealized losses and 48 out of 116 securities issued by U.S. government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.  The unrealized loss on one equity security was $88,000 as of March 31, 2011.  This unrealized loss is considered temporary based upon its strong capital position and growth potential.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2011, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$3,957	3,979
Due from one to five years	50,006	49,901
Due from five to ten years	67,417	66,525
Due after ten years	18,123	17,953
Mortgage-backed securities	131,679	131,959
Equity securities	1,003	1,253
Total	$272,185	271,570

Proceeds from sales of securities available for sale during the three months ended March 31, 2011 were $30.4 million and resulted in a gross gain of $1.1 million.  During first quarter 2010, the Company recognized a $22,000 gain on a security called at a premium.

Securities with a fair value of approximately $99.6 million and $75.5 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)

	March 31, 2011	December 31, 2010

Real Estate Loans
Construction and land development	$114,983	124,048
Single-family residential	281,045	287,307
Commercial	212,680	213,487
Multifamily and farmland	6,361	6,455
Total real estate loans	615,069	631,298

Commercial loans (not secured by real estate)	58,517	60,994
Consumer loans (not secured by real estate)	10,709	11,500
All other loans (not secured by real estate)	26,871	22,368

Total loans	711,166	726,160

Less allowance for loan losses	15,410	15,493

Total net loans	$695,756	710,667

The Company grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg, Union and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2011 and December 31, 2010:

March 31, 2011
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real Estate Loans
Construction and land development	$1,612	6,871	8,483	106,500	114,983	-
Single-family residential	18,927	4,106	23,033	258,012	281,045	185
Commercial	2,875	530	3,405	209,275	212,680	-
Multifamily and farmland	-	-	-	6,361	6,361	-
Total real estate loans	23,414	11,507	34,921	580,148	615,069	185

Commercial loans (not secured by real estate)	651	75	726	57,791	58,517	-
Consumer loans (not secured by real estate)	46	9	55	10,654	10,709	-
All other loans (not secured by real estate)	-	-	-	26,871	26,871	-
Total loans	$24,111	11,591	35,702	675,464	711,166	185

December 31, 2010
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real Estate Loans
Construction and land development	$2,306	8,870	11,176	112,872	124,048	197
Single-family residential	19,377	5,936	25,313	261,994	287,307	-
Commercial	382	1,482	1,864	211,623	213,487	-
Multifamily and Farmland	-	-	-	6,456	6,456	-
Total real estate loans	22,065	16,288	38,353	592,945	631,298	197

Commercial loans (not secured by real estate)	1,098	720	1,818	59,176	60,994	13
Farm loans (not secured by real estate)	-	-	-	-	-	-
Consumer loans (not secured by real estate)	98	13	111	11,389	11,500	-
All other loans (not secured by real estate)	-	-	-	22,368	22,368	-
Total loans	$23,261	17,021	40,282	685,878	726,160	210

The following table presents the Company’s non-accrual loans as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)
	March 31, 2011	December 31, 2010
Real Estate Loans
Construction and land development	$20,874	22,916
Single-family residential	8,404	10,837
Commercial	3,121	5,351
Multifamily and Farmland	-	-
Total real estate loans	32,399	39,104

Commercial loans (not secured by real estate)	417	816
Consumer loans (not secured by real estate)	133	142
All other loans (not secured by real estate)	-	-
Total	$32,949	40,062

At each reporting period, the Company determines which loans are impaired.  Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by third-party valuation specialists.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  No interest income is recognized on impaired loans subsequent to their classification as impaired.

The following tables present the Company’s impaired loans as of March 31, 2011 and December 31, 2010:

March 31, 2011
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Recorded Impairment
Real Estate Loans				-
Construction and land development	$28,972	18,255	2,619	20,874	121	21,895
Single-family residential	9,605	8,277	127	8,404	1,258	9,621
Commercial	3,699	2,765	356	3,121	149	4,236
Multifamily and farmland	-	-	-	-	-	-
Total impaired real estate loans	42,276	29,297	3,102	32,399	1,528	35,751

Commercial loans (not secured by real estate)	453	153	264	417	89	617
Consumer loans (not secured by real estate)	146	133	-	133	-	137
All other loans (not secured by real estate)	-	-	-	-	-	-
Total impaired loans	$42,875	29,583	3,366	32,949	1,617	36,506

December 31, 2010
(Dollars in thousands)
		Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Recorded Impairment
Real Estate Loans	$
Construction and land development		31,346	20,787	2,130	22,916	1,055	18,767
Single-family residential		12,376	9,847	990	10,837	168	12,573
Commercial		6,018	4,991	359	5,351	148	4,769
Multifamily and Farmland		-	-	-	-	-	27
Total impaired real estate loans		49,740	35,625	3,479	39,104	1,371	36,136

Commercial loans (not secured by real estate)		1,243	811	5	816	5	1,479
Farm loans (non RE)					-
Consumer loans (not secured by real estate)		152	142	-	142	-	79
All other loans (not secured by real estate)		-	-	-	-		-
Total impaired loans		$51,135	36,578	3,484	40,062	1,376	37,694

Changes in the allowance for loan losses for the three months ended March 31, 2011 were as follows:

Three months ended March 31, 2011
(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single Family Residential	Commercial Real Estate	Multifamily & Farmland	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,774	6,097	1,409	17	1,174	430	592	15,493
Charge-offs	(1,999)	(663)	(487)	-	(41)	(155)	-	(3,345)
Recoveries	199	24	2	-	34	53	-	312
Provision	1,416	387	717	-	9	17	404	2,950
Ending balance	$5,390	5,845	1,641	17	1,176	345	996	15,410

Ending balance: Individually
evaluated for impairment	$121	1,258	149	-	89	-	-	1,617
Ending balance: Collectively
evaluated for impairment	5,269	4,587	1,492	17	1,087	345	996	13,793
Ending balance	$5,390	5,845	1,641	17	1,176	345	996	15,410

The Company utilizes an internal risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the nine risk grades is as follows:

•
Risk Grade 1 – Excellent Quality: Loans are well above average quality and a minimal amount of credit risk exists.  CD or cash secured loans or properly margined actively traded stock or bond secured loans would fall in this grade.

•
Risk Grade 2 – High Quality: Loans are of good quality with risk levels well within the Company’s range of acceptability.  The organization or individual is established with a history of successful performance though somewhat susceptible to economic changes.

•
Risk Grade 3 – Good Quality: Loans of average quality with risk levels within the Company’s range of acceptability but higher than normal. This may be a new organization or an existing  organization in a transitional phase (e.g. expansion, acquisition, market change).

•
Risk Grade 4 – Management Attention: These loans have very high risk and servicing needs but still are acceptable. Evidence of marginal performance or deteriorating trends are evident.  These are not problem credits presently, but may be in the future if the borrower is unable to change its present course.

•
Risk Grade 5 – Watch: These loans are currently performing satisfactorily, but there are potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Company’s position at some future date.  This frequently results from deviating from prudent lending practices, for instance over-advancing on collateral.

•
Risk Grade 6 – Substandard: A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged (if there is any).  There is a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Risk Grade 7 – Low Substandard: These loans have the general characteristics of a Grade 6 Substandard loan, with heightened potential concerns.  The exact amount of loss is not yet known because neither the liquidation value of the collateral nor the borrower’s predicted repayment ability is known with confidence.

•
Risk Grade 8 – Doubtful: Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

•
Risk Grade 9 – Loss: Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be realized in the future.  Loss is a temporary grade until the appropriate authority is obtained to charge the loan off.

The following table presents weighted average risk grades and balances of the total loan portfolio, along with balances of classified loans, by loan type as of March 31, 2011.  Classified loans include loans in risk grades 6, 7, 8 and 9.
March 31, 2011
(Dollars in thousands)
	Weighted Average Risk Grade of Loans Outstanding	Loans Outstanding	Classified Loans
Real Estate Loans
Construction and land development	4.14	$114,983	26,355
Single-family residential	2.97	281,045	13,561
Commercial	3.31	212,680	10,626
Multifamily and farmland	2.84	6,361	218
Total real estate loans		615,069	50,760

Commercial loans (not secured by real estate)	3.04	58,517	1,051
Consumer loans (not secured by real estate)	2.47	10,709	145
All other loans (not secured by real estate)	2.76	26,871	-
Total loans		$711,166	51,956	(1)

(1) Includes $36.5 million TDR loans

December 31, 2010
(Dollars in thousands)
	Weighted Average Risk Grade of Loans Outstanding	Loans Outstanding	Classified Loans
Real Estate Loans
Construction and land development	4.19	$124,048	29,890
Single-family residential	2.97	287,307	15,859
Commercial	3.33	213,487	12,965
Multifamily and Farmland	2.83	6,456	223
Total real estate loans		631,298	58,936

Commercial loans (not secured by real estate)	3.09	60,994	1,710
Farm loans (non RE)		-
Consumer loans (not secured by real estate)	2.48	11,500	151
All other loans (not secured by real estate)	2.77	22,368	-
Total loans		$726,160	60,797	(1)

(1) Includes $39.2 million TDR loans

At March 31, 2011, troubled debt restructured (“TDR”) loans amounted to $52.0 million, including $12.2 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  At December 31, 2010, TDR loans amounted to $56.7 million, including $10.0 million in performing TDR loans.

The following table presents an analysis of TDR loans by loan type as of March 31, 2011.

(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans
Construction and land development	41	$26,045	21,079
Single-family residential	229	26,359	24,854
Commercial	16	7,521	3,941
Multifamily and farmland	1	322	218
Total real estate TDR loans	287	60,247	50,092

Commercial loans (not secured by real estate)	23	5,702	1,786
Consumer loans (not secured by real estate)	10	142	133
All other loans (not secured by real estate)	-	-	-
Total TDR loans	320	$66,091	52,011

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three months ended March 31, 2011 and 2010 is as follows:

For the three months ended March 31, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,013	5,541,542	$0.18
Effect of dilutive securities:
Stock options	-	1,552
Diluted earnings per common share	$1,013	5,543,094	$0.18

For the three months ended March 31, 2010
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$527	5,539,056	$0.10
Effect of dilutive securities:
Stock options	-	4,705
Diluted earnings per common share	$527	5,543,761	$0.09

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vested over a five-year period.  Options granted subsequent to 1999 vested over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three months ended March 31, 2011 and 2010.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31, 2011, there was $3,000 of total unrecognized compensation cost related to restricted stock grants, which is expected to be recognized during 2011.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders’ on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  A total of 360,000 shares are currently reserved for possible issuance under the 2009 Plan.   All rights must be granted or awarded within ten years from the May 7, 2009 effective date of the 2009 Plan.  The Company has not granted any rights under the 2009 Plan.

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

Deposits and Demand Notes Payable
The fair value of demand deposits, interest-bearing demand deposits, savings, and demand notes payable to the U.S. Treasury is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase
For securities sold under agreements to repurchase, the carrying value is a reasonable estimate of fair value.

Federal Home Loan Bank (“FHLB”) Borrowings
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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The tables below presents the balance of securities available for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)
	Fair Value Measurements March 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$271,570	1,253	269,067	1,250
Mortgage loans held for sale	$2,415	-	2,415	-
Market value of derivatives (in other assets)	$264	-	264	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$272,449	1,369	269,830	1,250
Mortgage loans held for sale	$3,814	-	3,814	-
Market value of derivatives (in other assets)	$648	-	648	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2011:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s March 31, 2011 and December 31, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements March 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2011
Impaired loans	$32,949	-	21,578	11,371	(3,246)
Other real estate	$6,358	-	6,358	-	(347)

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2010
Impaired loans	$40,062	-	26,798	13,264	(10,591)
Other Real Estate	$6,673	-	6,673	-	(340)

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)
	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$46,253	46,253	23,977	23,977
Certificates of deposit	735	735	735	735
Investment securities available for sale	271,570	271,570	272,449	272,449
Other investments	5,976	5,976	5,761	5,761
Mortgage loans held for sale	2,415	2,415	3,814	3,814
Loans, net	695,756	692,216	710,667	710,880
Cash surrender value of life insurance	7,599	7,599	7,539	7,539
Derivative instruments	264	264	648	648

Liabilities:
Deposits and demand notes payable	$839,823	839,343	840,312	839,379
Securities sold under agreements
to repurchase	38,446	38,446	34,094	34,094
FHLB borrowings	70,000	80,189	70,000	79,950
Junior subordinated debentures	20,619	20,619	20,619	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March 31, 2011, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)
	Asset Derivatives
	As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$264	Other assets	$648

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of March 31, 2011, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011 and 2010.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2011 and 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $264,000 will be reclassified as an increase to interest income.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2011 and 2010.

(Dollars in thousands)
			Location of Gain	Amount of Gain
	Amount of Gain		(Loss) Reclassified	(Loss) Reclassified
	(Loss) Recognized in		from Accumulated	from Accumulated
	OCI on Derivatives		OCI into Income	OCI into Income
	Three months ended March 31,			Three months ended March 31,
	2011	2010		2011	2010
Interest rate derivative contracts	$ (10)	$ 227	Interest income	$ 374	$ 374

Subsequent Events
The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.  Management has concluded that there were no material subsequent events.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s consolidated financial statements and notes thereto on pages A-30  through A-63 of the Company’s 2010 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 5, 2011 Annual Meeting of Shareholders.

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of Peoples Bancorp of North Carolina, Inc (“the Company”). The Company is the parent company of Peoples Bank (the “Bank”) and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Union and Wake counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

Overview
Our business consists principally of attracting deposits from the general public and investing these funds in commercial loans, real estate mortgage loans, real estate construction loans and consumer loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment securities portfolios and our cost of funds, which consists of interest paid on deposits and borrowed funds. Net interest income also is affected by the relative amounts of our interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, a positive interest rate spread will generate net interest income. Our profitability is also affected by the level of other income and operating expenses. Other income consists primarily of miscellaneous fees related to our loans and deposits, mortgage banking income and commissions from sales of annuities and mutual funds. Operating expenses consist of compensation and benefits, occupancy related expenses, federal deposit and other insurance premiums, data processing, advertising and other expenses.

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rates, market and monetary fluctuations.  Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.  Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that (1) local employers may be required to eliminate employment positions of individual borrowers, and (2) small businesses and commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating its allowance for loan losses and changes in these economic factors could result in increases or decreases to the provision for loan losses.

Economic conditions in 2011 continue to have a negative impact on our financial condition and results of operations.  Unfavorable trends, such as increased unemployment, falling real estate prices, increased loan default and increased bankruptcy rates, have created the difficult business conditions that are affecting the general economy and therefore our operating results.  The unemployment rates in our primary market area continue to be higher than state and national averages.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. This new legislation makes extensive changes to the laws regulating financial products and services as well as firms and companies offering financial products and services. The Dodd-Frank Act also alters certain corporate governance matters affecting public companies. The legislation requires substantial rulemaking and mandates numerous additional studies, the results of which could impact future legislative and regulatory action. We are in the process of evaluating this new legislation and determining the extent to which it will impact our current and future operations. Among other things that could have an impact on our operations and activities, the Dodd-Frank Act (i) amends the manner for calculating the assessment base for deposit insurance premiums paid to the FDIC; (ii) requires the federal banking agencies to issue new rules to implement new minimum leverage and risk-based capital requirements for insured depository institutions; and (iii) requires the Securities and Exchange Commission to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight. Additionally, the Dodd-Frank Act establishes the Consumer Financial Protection Bureau (“Bureau”) as a new, independent federal agency, which will have broad rulemaking, supervisory and enforcement authority over financial institutions providing consumer financial products and services. Examples of such products and services include deposit products, residential mortgages, home-equity loans and credit cards. Under the Dodd-Frank Act, states are permitted to adopt more stringent consumer protection laws, and state attorneys general can enforce those laws as well as consumer protection rules issued by the Bureau.

While we are unable to determine all ramifications of the Dodd-Frank Act at this time, we expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact of such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

The Federal Reserve has maintained the Federal Funds Rate at 0.25% since December 2008.  This historically low rate has had a negative impact on earnings and will continue to have a negative impact on our net interest income in future periods.  The negative impact of low interest rates has been partially offset by earnings realized on interest rate contracts utilized by the Company.  Additional information regarding the Company’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”).  Under  the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the UST’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of March 31, 2011, the Company has accreted a total of $302,000 of the discount related to the Series A preferred stock.  The Company has paid dividends of $313,000 on the Series A preferred stock during 2011for the period from November 16, 2010 through February 15, 2011.  Cumulative undeclared dividends at March 31, 2011 were $157,000 for the period from February 16, 2011 through March 31, 2011.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A preferred stock may be redeemed at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Under the terms of the original Purchase Agreement, the Company could not redeem the preferred shares until December 23, 2011 unless the total amount of the issuance, $25.1 million, was replaced with the same amount of other forms of capital that would qualify as Tier 1 capital.  However, with the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company can now redeem the preferred shares at any time, if approved by the Company’s primary regulator.  The Series A preferred stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

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

It is the intent of the Company to utilize CPP funds to provide capital to support making loans to qualified borrowers in the our market area.  The funds will also be used to absorb losses incurred when modifying loans or making concessions to borrowers in order to keep borrowers out of foreclosure.  We are also working with our current builders and contractors to provide financing for potential buyers who may not be able to qualify for financing in the current mortgage market in order to help these customers sell existing single family homes.  The Company will also use the CPP capital infusion as additional Tier I capital to protect the Bank from potential losses that may be incurred during this current recessionary period.  It is the desire of the Company to repay the CPP funds without raising additional equity capital.  The Company anticipates being able to repay the CPP funds from future earnings and existing capital.  However, the funds will not be repaid until economic conditions improve and the Company achieves higher levels of earnings.

The Company continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  We continue to monitor and evaluate all significant loans in our portfolio, and will continue to manage our credit risk exposure with the expectation that stabilization of the real estate market will not occur within the next 18 to 24 months.  The CPP funds have enhanced our capital position as the Company infused the Bank with $8.0 million additional regulatory capital. The Company has $16.5 million available that can be infused into the Bank as additional capital if needed to maintain its position as a well capitalized bank.  We anticipate increased loan losses in the short run and have prepared for that expectation. We have experienced staff managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.  Over the remainder of the year we anticipate net interest margin improvement as repricing of deposits should exceed repricing of loans. The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact the us if those adjustments are significant.

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 5, 2011 Annual Meeting of Shareholders.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March 31, 2011, the Company had one interest rate swap contract with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2011 and December 31, 2010.

DERIVATIVE INSTRUMENTS AS OF MARCH 31, 2011
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011 and 2010.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2011 and 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities.  During the next twelve months, the Company estimates that approximately $264,000 will be reclassified as an increase to interest income.

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2011 and 2010.

(Dollars in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three months ended March 31,			Three months ended March 31,
	2011	2010		2011	2010
Interest rate derivative contracts	$ (10)	$ 227	Interest income	$ 374	$ 374

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The tables below present the balance of securities available for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)
	Fair Value Measurements March 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$271,570	1,253	269,067	1,250
Mortgage loans held for sale	$2,415	-	2,415	-
Market value of derivatives (in other assets)	$264	-	264	-

(Dollars in thousands)
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	December 31, 2010	Valuation	Valuation	Valuation
Investment securities available for sale	$272,449	1,369	269,830	1,250
Mortgage loans held for sale	$3,814	-	3,814	-
Market value of derivatives (in other assets)	$648	-	648	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2011:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s March 31, 2011 and December 31, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements March 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2011
Impaired loans	$32,949	-	21,578	11,371	(3,246)
Other real estate	$6,358	-	6,358	-	(347)

	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2010
Impaired loans	$40,062	-	26,798	13,264	(10,591)
Other Real Estate	$6,673	-	6,673	-	(340)

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

Results of Operations
Summary.  Net earnings for the first quarter of 2011 were $1.4 million, or $0.25 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $875,000, or $0.16 basic and diluted net earnings per share for the same period one year ago.  After adjusting for $348,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended March 31, 2011 were $1.0 million, or $0.18 basic and diluted net earnings per common share as compared to $527,000, or $0.10 basic net earnings per share and $0.09 diluted net earnings per common share for the same period one year ago.  The increase in first quarter earnings is attributable to increases in net interest income and non-interest income, which were partially offset by increases in the provision for loan losses and non-interest expense, as discussed below.

The annualized return on average assets was 0.52% for the three months ended March 31, 2011 compared to 0.33% for the same period in 2010, and annualized return on average shareholders’ equity was 5.66% for the three months ended March 31, 2011 compared to 3.53% for the same period in 2010.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.5 million for the three months ended March 31, 2011 compared to $8.1 million for the same period in 2010.  This increase is primarily attributable to a reduction in interest expense due to a decrease in deposit interest rates.

Interest income decreased $372,000 or 3% for the three months ended March 31, 2011 compared with the same period in 2010.  The decrease was primarily due to a reduction in average loans.  The average yield on earning assets for the quarters ended March 31, 2011 and 2010 was 4.81% and 5.05%, respectively.  During the quarter ended March 31, 2011, average loans decreased $54.6 million to $721.7 million from $776.3 million for the three months ended March 31, 2010.  During the quarter ended March 31, 2011, average investment securities available-for-sale increased $77.0 million to $268.2 million from $191.2 million for the three months ended March 31, 2010 primarily due to the investment of additional funds received from the growth in deposits and a decrease in loans.

Interest expense decreased $781,000 or 20% for the three months ended March 31, 2011 compared with the same period in 2010.  The average rate paid on interest-bearing checking and savings accounts was 0.87% for the three months ended March 31, 2011 as compared to 1.21% for the same period of 2010.  The average rate paid on certificates of deposits was 1.48% for the three months ended March 31, 2011 compared to 1.85% for the same period one year ago.

Provision for Loan Losses. For the three months ended March 31, 2011 a contribution of $3.0 million was made to the provision for loan losses compared to a $2.4 million contribution to the provision for loan losses for the three months ended March 31, 2010.  The increase in the provision for loan losses is primarily attributable to  a $2.0 million increase in net charge-offs during the first quarter of 2011 compared to the first quarter of 2010.

Non-Interest Income.  Total non-interest income was $3.6 million for the first quarter of 2011 as compared to $2.6 million for the same period of 2010.  The increase was primarily due to a $1.1 million increase in the gain on sale of securities in the first quarter of 2011 that reflects the repositioning of our investment portfolio to recognize a portion of the gains in the investment portfolio during the first quarter of 2011.  Service charges decreased 5% to $1.3 million for the three months ended March 31, 2011 when compared to the same period one year ago.  Other service charges and fees decreased 3% to $582,000 for the three-month period ended March 31, 2011 as compared to $602,000 for the same period one year ago.  Mortgage banking income increased to $187,000 during the three months ended March 31, 2011 from $156,000 for the same period in 2010.  Miscellaneous income decreased to $395,000 for the three months ended March 31, 2011 as compared to $413,000 for the same period in 2010.

 Non-Interest Expense.  Total non-interest expense was $7.4 million for the first quarter of 2011 as compared to $7.2 million for the first quarter of 2010.  Salary and employee benefits totaled $3.7 million for the three months ended March 31, 2011, as compared to $3.5 million for the same period in 2010.  Occupancy expense totaled $1.4 million for the three months ended March 31, 2011 and 2010.  Other non-interest expense increased 2% to $2.4 million for the three months ended March 31, 2011 as compared to the same period in 2010.

Income Taxes.  The Company reported income taxes of $405,000 and $269,000 for the three months ended March 31, 2011 and 2010, respectively.  This represented effective tax rates of 23% for the three months ended March 31, 2011and 2010.

Analysis of Financial Condition
Investment Securities.  Available for sale securities amounted to $271.6 million at March 31, 2011 compared to $272.4 million at December 31, 2010.  Average investment securities available for sale for the three months ended March 31, 2011 amounted to $268.2 million compared to $219.8 million for the year ended December 31, 2010. This increase reflects the investment of additional funds received from the decrease in loans.

Loans.  At March 31, 2011, loans amounted to $711.2 million compared to $726.2 million at December 31, 2010, a decrease of $15.0 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the three months ended March 31, 2011, amounting to approximately $18.1 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 71% and 76% of average earning assets for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  The Company had $2.4 million and $3.8 million in mortgage loans held for sale as of March 31, 2011 and December 31, 2010, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2011, the Company had $122.0 million in residential mortgage loans, $97.5 million in home equity loans and $280.8 million in commercial mortgage loans, which include $219.0 million using commercial property as collateral and $61.8 million using residential property as collateral.   Residential mortgage loans include $66.6 million made to customers in the Company’s traditional banking offices and $55.4 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2011, the Company had $115.2 million in acquisition development and construction “(AD&C”) loans.  The following table presents a breakout of these loans.

AD&C Loans

(Dollars in thousands)	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	79	$23,500	$3,044
Land acquisition and development - residential purposes	361	78,533	17,118
1 to 4 family residential construction	40	11,443	644
Commercial construction	5	1,694	254
Total acquisition, development and construction	485	$115,170	$21,060

At March 31, 2011, troubled debt restructured (“TDR”) loans amounted to $52.0 million, including $12.2 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  At December 31, 2010, TDR loans amounted to $56.7 million, including $10.0 million in performing TDR loans.

Allowance for Loan Losses.  The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.  We periodically analyze the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses.  In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

•	our loan loss experience;
•	the amount of past due and non-performing loans;
•	specific known risks;
•	the status and amount of other past due and non-performing assets;
•	underlying estimated values of collateral securing loans;
•	current and anticipated economic conditions; and
•	other factors which management believes affect the allowance for potential credit losses.

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the originating loan officer evaluates the quality of the loan and assigns one of nine risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by our Credit Administration department. Before making any changes in these risk grades, management considers assessments as determined by the third party credit review firm (as described below), regulatory examiners and the  Credit Administration department. Any issues regarding the risk assessments are addressed by our senior credit administrators and factored into management’s decision to originate or renew the loan. The Bank’s Board of Directors reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Credit Administration department.

As an additional measure, we engage an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates all loan relationships greater than $1.0 million.  The third party’s evaluation and report is shared with management and the Bank’s Board of Directors.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At March 31, 2011 and December 31, 2010, the recorded investment in loans that were considered to be impaired was approximately $32.9 million and $40.1 million, respectively, with related allowance for loan losses of approximately $431,000 and $3.5 million, respectively.

The general allowance reflects reserves established for collective loan impairment.  These reserves are based upon historical net charge-offs using the last two years’ experience.  This charge-off experience may be adjusted to reflect the effects of current conditions.  We consider information derived from our loan risk ratings and external data related to industry and general economic trends.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2011 as compared to the year ended December 31, 2010.  Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at March 31, 2011 amounted to $15.4 million or 2.17% of total loans compared to $16.8 million or 2.18% of total loans at December 31, 2010.  We believe we have established the allowance for credit losses pursuant to GAAP, and have taken into account the views of our regulators and the current economic environment.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2011 and December 31, 2010.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	03/31/2011	12/31/2010
Risk Grade 1 (Excellent Quality)	3.34%	3.36%
Risk Grade 2 (High Quality)	17.05%	16.60%
Risk Grade 3 (Good Quality)	47.30%	47.00%
Risk Grade 4 (Management Attention)	21.86%	21.31%
Risk Grade 5 (Watch)	2.89%	2.84%
Risk Grade 6 (Substandard)	2.65%	3.09%
Risk Grade 7 (Low Substandard)	0.00%	0.00%
Risk Grade 8 (Doubtful)	0.00%	0.00%
Risk Grade 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At March 31, 2011 there were five relationships exceeding $1.0 million (which totaled $8.3 million) in the Watch risk grade, six relationships exceeding $1.0 million in the Substandard risk grade  (which totaled $11.3 million) and no relationships exceeding $1.0 million in the Low Substandard risk grade.  These customers continue to meet payment requirements in accordance with the terms of the promissory notes on these loans.

Non-performing Assets.  Non-performing assets totaled $39.5 million at March 31, 2011 or 3.68% of total assets, compared to $46.9 million at December 31, 2010, or 4.40% of total assets.  Non-accrual loans were $32.9 million at March 31, 2011 and $40.1 million at December 31, 2010.  As a percentage of total loans outstanding, non-accrual loans were 4.63% at March 31, 2011 compared to 5.52% at December 31, 2010. Non-performing loans include $20.9 million in AD&C loans, $11.7 million in commercial and residential mortgage loans and $550,000 in other loans at March 31, 2011 as compared to $23.1million in AD&C loans, $16.2 million in commercial and residential mortgage loans and $1.0 million in other loans as of December 31, 2010.  The Bank had loans 90 days past due and still accruing totaling $185,000 and $210,000 as of March 31, 2011 and December 31, 2010, respectively.  Other Real Estate Owned totaled $6.4 million as of March 31, 2011 as compared to $6.7 million at December 31, 2010. The Bank had no repossessed assets as of March 31, 2011 and December 31, 2010.

           Deposits.  Total deposits at March 31, 2011 were $839.0 million compared to $838.7 million at December 31, 2010. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $17.6 million to $610.3 million at March 31, 2011 as compared to $592.7 million at December 31, 2010.  Certificates of deposit in amounts greater than $100,000 or more totaled $224.5 million at March 31, 2011 as compared to $241.4 million at December 31, 2010.  This decrease is partially due to a $10.7 million decrease in certificates of deposit issued through the Certificate of Deposit Account Registry Service (“CDARS”) as of March 31, 2011 compared to December 31, 2010.  At March 31, 2011, brokered deposits amounted to $69.8 million as compared to $87.4 million at December 31, 2010.  Brokered deposits outstanding as of March 31, 2011 had a weighted average rate of 1.14% with a weighted average original term of 13 months as compared to brokered deposits outstanding at December 31, 2010 which had a weighted average rate of 1.20% with a weighted average original term of 13 months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at March 31, 2011 and December 31, 2010, respectively.  The average balance of FHLB borrowings for the three months ended March 31, 2011 was $70.1 million compared to $72.0 million for the year ended December 31, 2010.  At March 31, 2011, all of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $50.0 million of the total advances to a floating rate and, if converted, we may repay the advances without a prepayment fee.

Securities sold under agreements to repurchase were $38.4 million at March 31, 2011 compared to $34.1 million at December 31, 2010.

Junior Subordinated Debentures (related to Trust Preferred Securities).  In June 2006 the Company formed a wholly-owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.  All of the common securities of PEBK Trust II are owned by the Company.  The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points.  The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay in December 2006 the trust preferred securities issued by PEBK Capital Trust I in December 2001 and for general corporate purposes.  The debentures represent the sole asset of PEBK Trust II.  PEBK Trust II is not included in the consolidated financial statements.

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

The Company manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”).  ALCO meets monthly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.  ALCO tries to minimize interest rate risk between interest-earning assets and interest-bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements.  The ability to control these fluctuations has a direct impact on the profitability of the Company. Management monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the three months ended March 31, 2011 totaled $1.0 billion, exceeding average rate sensitive liabilities of $844.9 million by $166.2 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  As of March 31, 2011, the Company had one interest rate swap with a notional amount of $50.0 million that was designated as a cash flow hedge of interest rate risk.  The interest rate swap contract is used to convert $50.0 million of variable rate loans to a fixed rate.  Under the swap contract, the Company receives a fixed rate of 6.245% and pays a variable rate based on the current prime rate (3.25% at March 31, 2011) on the notional amount of $50.0 million.  The swap agreement matures in June 2011.  The Company recognized $374,000 million in interest income from interest rate derivative contracts during the three months ended March 31, 2011.  Based on the current interest rate environment, it is expected the Company will continue to receive income on this interest rate contract until it matures in second quarter 2011.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Included in the rate sensitive assets are $403.7 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2011, we had $312.5 million in loans with interest rate floors.  The floors were in effect on $311.6 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.12% higher than the indexed rate on the promissory notes without interest rate floors.

            Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2011 such unfunded commitments to extend credit were $129.3 million, while commitments in the form of standby letters of credit totaled $3.2 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2011, the Company’s core deposits totaled $610.3 million, or 73% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 13.49% as of March 31, 2011.

At March 31, 2011, we had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $69.8 million, which have an average maturity of 13 months.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at March 31, 2011 and December 31, 2010.  At March 31, 2011, the carrying value of loans pledged as collateral to the FHLB totaled $160.2 million compared to $153.8 million at December 31, 2010.  As additional collateral, the Bank has pledged securities to FHLB.  At March 31, 2011, the market value of securities pledged to FHLB totaled $37.9 million compared to $10.0 million at December 31, 2010.  The remaining availability at the FHLB was $39.6 million at March 31, 2011 compared to $7.2 million at December 31, 2010.  The Bank had no borrowings from the FRB at March 31, 2011 and December 31, 2010.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2011, the carrying value of loans pledged as collateral to the FRB totaled $342.3 million compared to $348.9 million at December 31, 2010.

The Bank also had the ability to borrow up to $47.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2011.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 26.39% at March 31, 2011 and 25.87% at December 31, 2010.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of March 31, 2011 and December 31, 2010 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2011	December 31, 2010
Contractual Cash Obligations
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	2,988	3,220
Total	$93,607	93,839
Other Commitments
Commitments to extend credit	$129,297	137,015
Standby letters of credit and financial guarantees written	3,171	3,590
Total	$132,468	140,605

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

Capital Resources.  Shareholders’ equity at March 31, 2011 was $97.2 million compared to $96.9 million at December 31, 2010.  Annualized return on average equity for the three months ended March 31, 2011 was 5.66% compared to 1.81% for the year ended December 31, 2010.  Total cash dividends paid on common stock amounted to $111,000 for the three months ended March 31, 2011 and 2010.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.

On December 23, 2008, the Company entered into a Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  Additional discussion of the Company’s participation in the CPP can be found on page 21.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2011 and December 31, 2010 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 14.41% and 14.24% at March 31, 2011 and December 31, 2010, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 15.69% and 15.51% at March 31, 2011 and December 31, 2010, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.99% and 10.70% at March 31, 2011 and December 31, 2010, respectively.

The Bank’s Tier 1 risk-based capital ratio was 12.09% and 11.87% at March 31, 2011 and December 31, 2010, respectively.  The total risk-based capital ratio for the Bank was 13.37% and 13.15% at March 31, 2011 and December 31, 2010, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.21% and 8.91% at March 31, 2011 and December 31, 2010, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2011.

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
course of business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2011	2,080		$6.33	-	-

February 1 - 28, 2011	-		-	-	-

March 1 - 31, 2011	740		7.10	-	-

Total	2,820	(1)	$6.53	-

(1) The Company purchased 2,820 shares on the open market in the three months ended March 31, 2011for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The Purchase Agreement with the UST under the CPP program permits the Company to purchase its common stock on the open market pursuant to benefit plans.

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

Peoples Bancorp of North Carolina, Inc.

May 12, 2011	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2011	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)