Form 10-Q
period 2011-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2011-08-12
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,542,703 shares of common stock, outstanding at July 31, 2011.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December
	31, 2010 (Audited)	3

	Consolidated Statements of Earnings for the three and six months ended
	June 30, 2011 and 2010 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and six
	months ended June 30, 2011 and 2010 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30,
	2011 and 2010 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-21

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4T.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 5.	Other Information	37
Item 6.	Exhibits	37-40
Signatures		41
Certifications		42-44

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	December 31,
Assets	2011	2010
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$38,792	22,521
Interest bearing deposits	2,843	1,456
Cash and cash equivalents	41,635	23,977

Certificates of deposit	735	735

Investment securities available for sale	297,606	272,449
Other investments	5,840	5,761
Total investment securities	303,446	278,210

Mortgage loans held for sale	1,967	3,814

Loans	692,813	726,160
Less allowance for loan losses	(15,984)	(15,493)
Net loans	676,829	710,667

Premises and equipment, net	17,513	17,334
Cash surrender value of life insurance	7,660	7,539
Other real estate	7,115	6.673
Accrued interest receivable and other assets	16,067	18,703
Total assets	$1,072,967	1,067,652

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$132,288	114,792
NOW, MMDA & savings	346,808	332,511
Time, $100,000 or more	212,440	241,366
Other time	138,874	150,043
Total deposits	830,410	838,712

Demand notes payable to U.S. Treasury	1,252	1,600
Securities sold under agreement to repurchase	44,512	34,094
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	5,641	5,769
Total liabilities	972,434	970,794

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2011 and 2010	24,687	24,617
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,542,703 shares in 2011 and 5,541,413 shares in 2010	48,289	48,281
Retained earnings	24,644	23,573
Accumulated other comprehensive income	2,913	387
Total shareholders' equity	100,533	96,858

Total liabilities and shareholders' equity	$1,072,967	1,067,652

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$9,159	10,162	18,774	20,253
Interest on investment securities:
U.S. Government sponsored enterprises	1,413	1,196	2,494	2,601
States and political subdivisions	790	460	1,595	862
Other	60	61	116	93
Total interest income	11,422	11,879	22,979	23,809

Interest expense:
NOW, MMDA & savings deposits	601	911	1,319	1,777
Time deposits	1,277	1,746	2,681	3,622
FHLB borrowings	753	813	1,497	1,702
Junior subordinated debentures	101	101	200	198
Other	77	111	156	208
Total interest expense	2,809	3,682	5,853	7,507

Net interest income	8,613	8,197	17,126	16,302

Provision for loan losses	3,368	3,179	6,318	5,561

Net interest income after provision for loan losses	5,245	5,018	10,808	10,741

Non-interest income:
Service charges	1,316	1,441	2,572	2,760
Other service charges and fees	528	559	1,109	1,161
Other than temporary impairment losses	-	(100)	-	(100)
Gain on sale of securities	181	246	1,256	268
Mortgage banking income	218	91	405	247
Insurance and brokerage commissions	121	93	229	191
Miscellaneous	372	800	738	1,213
Total non-interest income	2,736	3,130	6,309	5,740

Non-interest expense:
Salaries and employee benefits	3,673	3,433	7,340	6,953
Occupancy	1,331	1,301	2,696	2,652
Other	2,404	2,323	4,742	4,641
Total non-interest expense	7,408	7,057	14,778	14,246

Earnings before income taxes	573	1,091	2,339	2,235

Income tax (benefit) expense	(56)	227	349	496

Net earnings	629	864	1,990	1,739

Dividends and accretion on preferred stock	348	349	697	697

Net earnings available to common shareholders	$281	515	1,293	1,042

Basic net earnings per common share	$0.05	0.09	0.23	0.19
Diluted net earnings per common share	$0.05	0.09	0.23	0.19
Cash dividends declared per common share	$0.02	0.02	0.04	0.04

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$629	864	1,990	1,739

Other comprehensive income:
Unrealized holding gains on securities
available for sale	5,568	1,739	6,041	2,662
Reclassification adjustment for other than temporary
impairment losses included in net earnings	-	100	-	100
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(181)	(246)	(1,256)	(268)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(264)	(252)	(648)	(399)

Total other comprehensive income,
before income taxes	5,123	1,341	4,137	2,095

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	2,168	677	2,353	1,037
Reclassification adjustment for gains net of
write downs of securities available for sale
included in net earnings	(70)	(57)	(489)	(66)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	(103)	(98)	(253)	(155)

Total income tax expense related to
other comprehensive income	1,995	522	1,611	816

Total other comprehensive income,
net of tax	3,128	819	2,526	1,279

Total comprehensive income	$3,757	1,683	4,516	3,018

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010

(Dollars in thousands)

	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,990	1,739
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,853	2,272
Provision for loan losses	6,318	5,561
Gain on sale of investment securities	(1,256)	(268)
Write-down of investment securities	-	100
Loss/(Gain) on sale of other real estate and repossessions	143	(238)
Write-down of other real estate and repossessions	565	352
Restricted stock expense	7	5
Change in:
Mortgage loans held for sale	1,847	984
Cash surrender value of life insurance	(121)	(128)
Other assets	394	(648)
Other liabilities	(135)	514

Net cash provided by operating activities	12,605	10,245

Cash flows from investing activities:
Net change in certificates of deposit	-	1,938
Purchases of investment securities available for sale	(80,971)	(102,354)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	24,749	48,061
Proceeds from sale of investment securities available for sale	35,269	5,238
Purchases of other investments	(232)	-
Proceeds from sale of other investments	153	-
Net change in loans	24,691	19,810
Purchases of premises and equipment	(1,214)	(283)
Proceeds from sale of other real estate and repossessions	1,679	3,954

Net cash provided (used) by investing activities	4,124	(23,636)

Cash flows from financing activities:
Net change in deposits	(8,302)	39,894
Net change in demand notes payable to U.S. Treasury	(348)	(313)
Net change in securities sold under agreement to repurchase	10,418	4,027
Proceeds from FHLB borrowings	5,000	-
Repayments of FHLB borrowings	(5,000)	(7,000)
Restricted stock payout	9	-
Cash dividends paid on Series A preferred stock	(626)	(626)
Cash dividends paid on common stock	(222)	(221)

Net cash provided by financing activities	929	35,761

Net change in cash and cash equivalent	17,658	22,370

Cash and cash equivalents at beginning of period	23,977	31,340

Cash and cash equivalents at end of period	$41,635	53,710

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six months ended June 30, 2011 and 2010

(Dollars in thousands)

	2011	2010
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,924	7,584
Income taxes	$112	834

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(2,921)	(1,523)
Change in unrealized gain on derivative financial
instruments, net	$395	244
Transfer of loans to other real estate and repossessions	$6,051	4,280
Financed portion of sale of other real estate	$3,222	1,531
Accretion of Series A preferred stock	$70	70

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

Recently Issued Accounting Pronouncements
In April 2011, the Financial Accounting Standard Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”)No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring This ASU provides additional guidance for determining what constitutes a troubled debt restructuring.  The ASU is effective for interim and annual periods ending after June 15, 2011.  The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or disclosures.

In May 2011, the Financial Accounting Standard Accounting Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU No. 2011-04 is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity.  This ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011.  Because ASU No. 2011-05 impacts presentation only, it will have no impact on the Company's results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at June 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$153,613	2,216	272	155,557
U.S. Government
sponsored enterprises	49,821	830	103	50,548
State and political subdivisions	87,125	2,214	392	88,947
Trust preferred securities	1,250	-	-	1,250
Equity securities	1,025	360	81	1,304

Total	$292,834	5,620	848	297,606

(Dollars in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$137,811	2,119	569	139,361
U.S. Government
sponsored enterprises	42,933	393	686	42,640
State and political subdivisions	89,486	793	2,450	87,829
Trust preferred securities	1,250	-	-	1,250
Equity securities	982	387	-	1,369

Total	$272,462	3,692	3,705	272,449

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2011 and December 31, 2010 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$28,020	272	-	-	28,020	272
U.S. Government
sponsored enterprises	10,845	103	-	-	10,845	103
State and political subdivisions	22,405	378	784	14	23,189	392
Equity securities	-	-	327	81	327	81

Total	$61,270	753	1,111	95	62,381	848

(Dollars in thousands)
	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$59,471	569	-	-	59,471	569
U.S. Government
sponsored enterprises	24,123	686	-	-	24,123	686
State and political subdivisions	56,374	2,450	-	-	56,374	2,450

Total	$139,968	3,705	-	-	139,968	3,705

At June 30, 2011, unrealized losses in the investment securities portfolio relating to debt securities totaled $767,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2011 tables above, 31 out of 151 securities issued by state and political subdivisions contained unrealized losses and 18 out of 106 securities issued by U.S. government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.  The unrealized loss on one equity security was $81,000 as of June 30, 2011.  This unrealized loss is considered temporary based upon the entity’s strong capital position and growth potential.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2011, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$7,368	7,415
Due from one to five years	41,668	42,452
Due from five to ten years	70,375	71,596
Due after ten years	18,785	19,282
Mortgage-backed securities	153,613	155,557
Equity securities	1,025	1,304
Total	$292,834	297,606

Proceeds from sales of securities available for sale during six months ended June 30, 2011 were $35.3 million and resulted in a gross gain of $1.3 million.  Proceeds from sales of securities available for sale during the six months ended June 30, 2010 were $5.2 million and resulted in a gross gain of $268,000.

Securities with a fair value of approximately $101.8 million and $75.5 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at June 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)

	June 30, 2011	December 31, 2010

Real Estate Loans
Construction and land development	$108,353	124,048
Single-family residential	276,452	287,307
Commercial	210,186	213,487
Multifamily and farmland	5,179	6,456
Total real estate loans	600,170	631,298

Commercial loans (not secured by real estate)	56,575	60,994
Consumer loans (not secured by real estate)	10,557	11,500
All other loans (not secured by real estate)	25,511	22,368

Total loans	692,813	726,160

Less allowance for loan losses	15,984	15,493

Total net loans	$676,829	710,667

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2011 and December 31, 2010:

June 30, 2011
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real Estate Loans
Construction and land development	$1,031	2,882	3,913	104,441	108,353	-
Single-family residential	7,766	5,064	12,830	263,621	276,452	1,124
Commercial	1,340	1,191	2,531	207,655	210,186	-
Multifamily and farmland	-	-	-	5,179	5,179	-
Total real estate loans	10,137	9,137	19,274	580,896	600,170	1,124

Commercial loans (not secured by real estate)	340	92	432	56,143	56,575	-
Consumer loans (not secured by real estate)	20	31	51	10,506	10,557	-
All other loans (not secured by real estate)	-	-	-	25,511	25,511	-
Total loans	$10,497	9,260	19,757	673,056	692,813	1,124

December 31, 2010
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real Estate Loans
Construction and land development	$2,306	8,870	11,176	112,872	124,048	197
Single-family residential	19,377	5,936	25,313	261,994	287,307	-
Commercial	382	1,482	1,864	211,623	213,487	-
Multifamily and Farmland	-	-	-	6,456	6,456	-
Total real estate loans	22,065	16,288	38,353	592,945	631,298	197

Commercial loans (not secured by real estate)	1,098	720	1,818	59,176	60,994	13
Consumer loans (not secured by real estate)	98	13	111	11,389	11,500	-
All other loans (not secured by real estate)	-	-	-	22,368	22,368	-
Total loans	$23,261	17,021	40,282	685,878	726,160	210

The following table presents the Company’s non-accrual loans as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)
	June 30, 2011	December 31, 2010
Real Estate Loans
Construction and land development	$19,256	22,916
Single-family residential	7,035	10,837
Commercial	3,922	5,351
Multifamily and Farmland	-	-
Total real estate loans	30,213	39,104

Commercial loans (not secured by real estate)	637	816
Consumer loans (not secured by real estate)	147	142
All other loans (not secured by real estate)	-	-
Total	$30,997	40,062

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

The following tables present the Company’s impaired loans as of June 30, 2011 and December 31, 2010:

June 30, 2011
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real Estate Loans
Construction and land development	$28,266	19,256	-	19,256	-	21,086
Single-family residential	8,507	6,927	108	7,035	1,257	8,936
Commercial	4,686	2,667	1,255	3,922	98	4,636
Multifamily and farmland	-	-	-	-	-	-
Total impaired real estate loans	41,459	28,850	1,363	30,213	1,355	34,658

Commercial loans (not secured by real estate)	686	313	324	637	113	727
Consumer loans (not secured by real estate)	162	147	-	147	-	144
All other loans (not secured by real estate)	-	-	-	-	-	-
Total impaired loans	$42,307	29,310	1,687	30,997	1,468	35,529

December 31, 2010
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real Estate Loans
Construction and land development	$31,346	20,787	2,130	22,916	1,055	18,767
Single-family residential	12,376	9,847	990	10,837	168	12,573
Commercial	6,018	4,991	359	5,351	148	4,769
Multifamily and Farmland	-	-	-	-	-	27
Total impaired real estate loans	49,740	35,625	3,479	39,104	1,371	36,136

Commercial loans (not secured by real estate)	1,243	811	5	816	5	1,479
Consumer loans (not secured by real estate)	152	142	-	142	-	79
Total impaired loans	$51,135	36,578	3,484	40,062	1,376	37,694

 Changes in the allowance for loan losses for the six months ended June 30, 2011 were as follows:

(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single- family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,774	6,097	1,409	17	1,174	430	592	15,493
Charge-offs	(3,329)	(1,698)	(894)	-	(118)	(272)	-	(6,311)
Recoveries	234	65	23	-	77	85	-	484
Provision	2,915	1,696	1,081	(3)	(31)	11	649	6,318
Ending balance	$5,594	6,160	1,619	14	1,102	254	1,241	15,984

Ending balance: Individually
evaluated for impairment	$-	1,257	98	-	113	-	-	1,468
Ending balance: Collectively
evaluated for impairment	5,594	4,903	1,521	14	989	254	1,241	14,516
Ending balance	$5,594	6,160	1,619	14	1,102	254	1,241	15,984

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grade as of June 30, 2011 and December 31, 2010.

June 30, 2011
(Dollars in thousands)
	Real Estate Loans
	Construction and land development	Single- family residential	Commercial	Multifamily and Farmland	Commercial	Consumer	All other	Total

1- Excellent Quality	$17	24,408	37	-	656	1,008	-	26,126
2- High Quality	$5,746	67,036	24,680	233	8,917	4,067	5,057	115,736
3- Good Quality	$28,518	110,855	129,385	3,630	36,834	4,862	20,446	334,530
4- Management Attention	$48,829	53,511	45,005	371	8,484	458	8	156,666
5- Watch	$3,515	7,639	1,863	730	455	11	-	14,213
6- Substandard	$21,728	13,003	9,216	215	1,229	151	-	45,542
7- Low Substandard	$-	-	-	-	-	-	-	-
8- Doubtful	$-	-	-	-	-	-	-	-
9- Loss	$-	-	-	-	-	-	-	-
Total	$108,353	276,452	210,186	5,179	56,575	10,557	25,511	692,813

December 31, 2010
(Dollars in thousands)
	Real Estate Loans
	Construction and land development	Single- family residential	Commercial	Multifamily and Farmland	Commercial	Consumer	All other	Total

1- Excellent Quality	$19	27,698	102	-	630	1,006	-	29,455
2- High Quality	$5,789	70,990	21,591	2,856	9,673	4,491	5,145	120,535
3- Good Quality	$33,991	109,800	129,530	2,256	39,248	5,360	17,223	337,408
4- Management Attention	$46,283	55,001	43,731	1,121	8,143	454		154,733
5- Watch	$8,076	7,959	5,569	-	1,590	38		23,232
6- Substandard	$29,502	15,022	12,605	223	1,678	145		59,175
7- Low Substandard	$-	756	359	-	-	-		1,115
8- Doubtful	$388	81	-	-	17	-		486
9- Loss	$-	-	-	-	15	6	-	21
Total	$124,048	287,307	213,487	6,456	60,994	11,500	22,368	726,160

The following tables present weighted average risk grades and balances of the total loan portfolio, along with balances of classified loans, by loan type as of June 30, 2011 and December 31, 2010.  Classified loans include loans in risk grades 6, 7, 8 and 9.

June 30, 2011
(Dollars in thousands)
	Weighted Average Risk Grade of Loans Outstanding	Loans Outstanding	Classified Loans
Real Estate Loans
Construction and land development	4.06	$108,353	21,728
Single-family residential	2.97	276,452	13,003
Commercial	3.25	210,186	9,216
Multifamily and farmland	3.43	5,179	215
Total real estate loans		600,170	44,161

Commercial loans (not secured by real estate)	3.05	56,575	1,229
Consumer loans (not secured by real estate)	2.47	10,557	151
All other loans (not secured by real estate)	2.80	25,511	-
Total loans		$692,813	45,542	(1)

(1) Includes $36.2 million of TDR loans

December 31, 2010
(Dollars in thousands)
	Weighted Average Risk Grade of Loans Outstanding	Loans Outstanding	Classified Loans
Real Estate Loans
Construction and land development	4.19	$124,048	29,890
Single-family residential	2.97	287,307	15,859
Commercial	3.33	213,487	12,964
Multifamily and Farmland	2.83	6,456	223
Total real estate loans		631,298	58,936

Commercial loans (not secured by real estate)	3.09	60,994	1,710
Consumer loans (not secured by real estate)	2.48	11,500	151
All other loans (not secured by real estate)	2.77	22,368	-
Total loans		$726,160	60,797	(1)

(1) Includes $39.2 million of TDR loans

At June 30, 2011, troubled debt restructured (“TDR”) loans amounted to $51.2 million, including $16.5 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  At December 31, 2010, TDR loans amounted to $56.7 million, including $10.0 million in performing TDR loans.

The following table presents an analysis of TDR loans by loan type as of June 30, 2011.

(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans
Construction and land development	38	$25,644	19,480
Single-family residential	239	27,249	25,236
Commercial	15	8,086	4,336
Multifamily and farmland	1	322	215
Total real estate TDR loans	293	61,301	49,267

Commercial loans (not secured by real estate)	24	5,856	1,763
Consumer loans (not secured by real estate)	10	160	148
Total TDR loans	327	$67,317	51,178

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and six months ended June 30, 2011 and 2010 is as follows:

For the three months ended June 30, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$281	5,542,703	$0.05
Effect of dilutive securities:
Stock options	-	1,739
Diluted earnings per common share	$281	5,544,442	$0.05

For the six months ended June 30, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,293	5,542,126	$0.23
Effect of dilutive securities:
Stock options	-	1,646
Diluted earnings per common share	$1,293	5,543,772	$0.23

For the three months ended June 30, 2010
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$515	5,539,056	$0.09
Effect of dilutive securities:
Stock options	-	5,988
Diluted earnings per common share	$515	5,545,044	$0.09

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vested over a five-year period.  Options granted subsequent to 1999 vested over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the six months ended June 30, 2011 and 2010.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of June 30, 2011, there was $2,000 of total unrecognized compensation cost related to restricted stock grants, which is expected to be recognized during 2011.

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

Deposits and Demand Notes Payable to U.S. Treasury
The fair value of demand deposits, interest-bearing demand deposits, savings, and demand notes payable to the U.S. Treasury is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The following tables present the balance of securities available for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)
	Fair Value Measurements June 30, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$155,557	-	155,557	-
U.S. government
sponsored enterprises	$50,548	-	50,548	-
State and political subdivisions	$88,947	-	88,947	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,304	1,304	-	-
Mortgage loans held for sale	$1,967	-	1,967	-

	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$139,361	-	139,361	-
U.S. government
sponsored enterprises	$42,640	-	42,640	-
State and political subdivisions	$87,829	-	87,829	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,369	1,369	-	-
Mortgage loans held for sale	$3,814	-	3,814	-
Market value of derivatives (in other assets)	$648	-	648	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2011:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s June 30, 2011 and December 31, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements June 30, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2011
Impaired loans	$30,997	-	21,274	9,723	(6,311)
Other real estate	$7,115	-	7,115	-	(708)

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2010
Impaired loans	$40,062	-	26,798	13,264	(10,591)
Other Real Estate	$6,673	-	6,673	-	(340)

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)
	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$41,635	41,635	23,977	23,977
Certificates of deposit	735	735	735	735
Investment securities available for sale	297,606	297,606	272,449	272,449
Other investments	5,840	5,840	5,761	5,761
Mortgage loans held for sale	1,967	1,967	3,814	3,814
Loans, net	676,829	673,221	710,667	710,880
Cash surrender value of life insurance	7,660	7,660	7,539	7,539
Derivative instruments	-	-	648	648

Liabilities:
Deposits and demand notes payable	$831,662	830,875	840,312	839,379
Securities sold under agreements
to repurchase	44,512	44,512	34,094	34,094
FHLB borrowings	70,000	80,035	70,000	79,950
Junior subordinated debentures	20,619	20,619	20,619	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2011.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)
	Asset Derivatives
	As of June 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$-	Other assets	$648

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company did not have any interest rate derivatives outstanding as of June 30, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011 and 2010.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2011 and 2010.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2011 and 2010.

(Dollars in thousands)

			Location of Gain	Amount of Gain
	Amount of Gain		(Loss) Reclassified	(Loss) Reclassified
	(Loss) Recognized in		from Accumulated	from Accumulated
	OCI on Derivatives		OCI into Income	OCI into Income
	Six months ended			Six months ended
	June 30,			June 30,
	2011	2010		2011	2010
Interest rate derivative contracts	$(20)	$354	Interest income	$628	$753

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

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”).  Under  the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the UST’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of June 30, 2011, the Company has accreted a total of $337,000 of the discount related to the Series A preferred stock.  The Company has paid dividends of $626,000 on the Series A preferred stock during 2011for the period from November 16, 2010 through May 15, 2011.  Cumulative undeclared dividends at June 30, 2011 were $157,000 for the period from May 16, 2011 through June 30, 2011.

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

It is the intent of the Company to utilize CPP funds to provide capital to support making loans to qualified borrowers in our market area.  The funds will also be used to absorb losses incurred when modifying loans or making concessions to borrowers in order to keep borrowers out of foreclosure.  We are also working with our current builders and contractors to provide financing for potential buyers who may not be able to qualify for financing in the current mortgage market in order to help these customers sell existing single family homes.  The Company will also use the CPP capital infusion as additional Tier I capital to protect the Bank from potential losses that may be incurred during this current recessionary period.  It is the desire of the Company to repay the CPP funds without raising additional equity capital.  The Company anticipates being able to repay the CPP funds from future earnings and existing capital.  However, the funds will not be repaid until economic conditions improve and the Company achieves higher levels of earnings.

The Company continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  We continue to monitor and evaluate all significant loans in our portfolio, and will continue to manage our credit risk exposure with the expectation that stabilization of the real estate market will not occur within the next 18 to 24 months.  The CPP funds have enhanced our capital position as the Company infused the Bank with $8.0 million additional regulatory capital. The Company has $16.0 million available that can be infused into the Bank as additional capital if needed to maintain its position as a well capitalized bank.  We anticipate increased loan losses in the short run and have prepared for that expectation. We have experienced staff managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.  The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact us if those adjustments are significant.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards.  These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with generally accepted accounting principles in the United States ("GAAP").  For a more complete discussion of policies, see the Notes to the Consolidated Financial Statements.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2011

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)
	Asset Derivatives
	As of June 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$-	Other assets	$648

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011 and 2010.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2011 and 2010.

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2011 and 2010.

(Dollars in thousands)

			Location of Gain	Amount of Gain
	Amount of Gain		(Loss) Reclassified	(Loss) Reclassified
	(Loss) Recognized in		from Accumulated	from Accumulated
	OCI on Derivatives		OCI into Income	OCI into Income
	Six months ended			Six months ended
	June 30,			June 30,
	2011	2010		2011	2010
Interest rate derivative contracts	$(20)	$354	Interest income	$628	$753

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The tables below present the balance of securities available for sale, mortgage loans held for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)
	Fair Value Measurements June 30, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$297,606	1,304	295,052	1,250
Mortgage loans held for sale	$1,967	-	1,967	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Investment securities available for sale	$272,449	1,369	269,830	1,250
Mortgage loans held for sale	$3,814	-	3,814	-
Market value of derivatives (in other assets)	$648	-	648	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2011:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s June 30, 2011 and December 31, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements June 30, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2011
Impaired loans	$30,997	-	21,274	9,723	(6,311)
Other real estate	$7,115	-	7,115	-	(708)

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2010
Impaired loans	$40,062	-	26,798	13,264	(10,591)
Other Real Estate	$6,673	-	6,673	-	(340)

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

Results of Operations
Summary.  Net earnings for the second quarter of 2011 were $629,000, or $0.11 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $864,000, or $0.16 basic and diluted net earnings per share for the same period one year ago.  After adjusting for $348,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended June 30, 2011 were $281,000, or $0.05 basic and diluted net earnings per common share as compared to $515,000, or $0.09 basic and diluted net earnings per common share for the same period one year ago.  The decrease in second quarter earnings is attributable to increases in non-interest expense and the provision for loan losses combined with a decrease in non-interest income, which were partially offset by an increase in net interest income, as discussed below.

The annualized return on average assets was 0.24% for the three months ended June 30, 2011 compared to 0.32% for the same period in 2010, and annualized return on average shareholders’ equity was 2.52% for the three months ended June 30, 2011 compared to 3.42% for the same period in 2010.

Year-to-date net earnings as of June 30, 2011 were $2.0 million, or $0.36 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to $1.7 million, or $0.31 basic and diluted net earnings per share, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the six months ended June 30, 2011 were $1.3 million or $0.23 basic and diluted net earnings per common share as compared to $1.0 million, or $0.19 basic and diluted net earnings per common share, for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to aggregate increases in net interest income and non-interest income, which were partially offset by increases in the provision for loan losses and non-interest expense, as discussed below.

The annualized return on average assets was 0.38% for the six months ended June 30, 2011 compared to 0.33% for the same period in 2010, and annualized return on average shareholders’ equity was 4.08% for the six months ended June 30, 2011 compared to 3.46% for the same period in 2010.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.6 million for the three months ended June 30, 2011 compared to $8.2 million for the same period in 2010.  This increase is primarily attributable to a reduction in interest expense due to a decrease in deposit interest rates.

Interest income decreased $457,000 or 4% for the three months ended June 30, 2011 compared with the same period in 2010.  The decrease was primarily due to a reduction in average loans.  The average yield on earning assets for the quarters ended June 30, 2011 and 2010 was 4.70% and 4.92%, respectively.  During the quarter ended June 30, 2011, average loans decreased $57.2 million to $704.4 million from $761.6 million for the three months ended June 30, 2010.  During the quarter ended June 30, 2011, average investment securities available for sale increased $75.6 million to $285.2 million from $209.6 million for the three months ended June 30, 2010 primarily due to the investment of additional funds received from loan repayments outpacing new loans disbursed.

Interest expense decreased $873,000 or 24% for the three months ended June 30, 2011 compared with the same period in 2010 primarily due to lower cost of funds.  The average rate paid on interest-bearing checking and savings accounts was 0.70% for the three months ended June 30, 2011 as compared to 1.18% for the same period of 2010.  The average rate paid on certificates of deposits was 1.43% for the three months ended June 30, 2011 compared to 1.70% for the same period one year ago.

Net interest income increased to $17.1 million for the six months ended June 30, 2011 compared to $16.3 million for the same period in 2010.  This increase is primarily attributable to a reduction in interest expense due to a decrease in the cost of funds for time deposits.

Interest income decreased $830,000 or 3% for the six months ended June 30, 2011 compared with the same period in 2010.  The decrease was primarily due to a reduction in average loans.  The average yield on earning assets for the six months ended June 30, 2011 and 2010 was 4.75% and 4.99%, respectively.  During the six months ended June 30, 2011, average loans decreased $55.9 million to $713.0 million from $768.9 million for the six months ended June 30, 2010.  During the six months ended June 30, 2011, average investment securities available for sale increased $75.8 million to $276.3 million from $200.5 million for the six months ended June 30, 2010 primarily due to the investment of additional funds received from the decrease in loans.

Interest expense decreased $1.7 million or 22% for the six months ended June 30, 2011 compared with the same period in 2010 primarily due to lower cost of funds.  The average rate paid on interest-bearing checking and savings accounts was 0.79% for the six months ended June 30, 2011 as compared to 1.20% for the same period of 2010.  The average rate paid on certificates of deposits was 1.46% for the six months ended June 30, 2011 compared to 1.77% for the same period one year ago.

Provision for Loan Losses. For the three months ended June 30, 2011 a contribution of $3.4 million was made to the provision for loan losses compared to a $3.2 million contribution to the provision for loan losses for the three months ended June 30, 2010.

The provision for loan losses for the six months ended June 30, 2011 was $6.3 million as compared to $5.6 million for the same period one year ago, primarily attributable to a $1.8 million increase in net charge-offs during the six months ended June 30, 2011 compared to the same period last year.  Net charge-offs during the six months ended June 30, 2011 included $3.1 million on acquisition, development and construction (“AD&C”) loans, $2.5 million on mortgage loans and $228,000 on non-real estate loans.

Non-Interest Income.  Total non-interest income was $2.7 million for the second quarter of 2011 as compared to $3.1 million for the same period of 2010.  This decrease is primarily attributable to a $428,000 decrease in miscellaneous non-interest income due to a $450,000 increase in net losses and write-downs on foreclosed properties for the three months ended June 30, 2011, as compared to the same period one year ago.

Non-interest income increased 10% to $6.3 million for the six months ended June 30, 2011, as compared to $5.7 million for the same period one year ago.  This increase is primarily attributable to a $1.1 million increase in gains on the sale of securities, which was partially offset by a $475,000 decrease in miscellaneous non-interest income due to a $593,000 increase in net losses and write-downs on foreclosed properties for the six months ended June 30, 2011, as compared to the same period one year ago.

 Non-Interest Expense.  Total non-interest expense increased 5% to $7.4 million for the three months ended June 30, 2011, as compared to $7.1 million for the same period last year.  The increase in non-interest expense included: (1) an increase of $240,000 or 7% in salaries and benefits expense, (2) an increase of $30,000 or 2% in occupancy expense and (3) an increase of $81,000 or 4% in non-interest expenses other than salary, employee benefits and occupancy expenses.

Non-interest expense increased 4% to $14.8 million for the six months ended June 30, 2011, as compared to $14.2 million for the same period last year.  The increase in non-interest expense included: (1) an increase of $387,000 or 6% in salaries and benefits expense, (2) an increase of $44,000 or 2% in occupancy expense and (3) an increase of $101,000 or 2% in non-interest expenses other than salary, employee benefits and occupancy expenses.

Income Taxes.  The Company reported an income tax benefit of $56,000 and income tax expense of $227,000 for the three months ended June 30, 2011 and 2010, respectively.  The reduction in tax expense is primarily due to an increase in investment income exempt from income taxes combined with a decrease in earnings before taxes.

The Company reported income taxes of $349,000 and $496,000 for the six months ended June 30, 2011and 2010, respectively.  This represented an effective tax rate of 15% and 22% for the respective periods.  The decrease in the effective tax rate is primarily due to an increase in tax exempt investment income.

Analysis of Financial Condition
Investment Securities.  Available for sale securities amounted to $297.6 million at June 30, 2011 compared to $272.4 million at December 31, 2010.  Average investment securities available for sale for the six months ended June 30, 2011 amounted to $276.3 million compared to $219.8 million for the year ended December 31, 2010. This increase reflects the investment of additional funds received from loan repayments outpacing new loans disbursed.

Loans.  At June 30, 2011, loans amounted to $692.8 million compared to $726.2 million at December 31, 2010, a decrease of $33.4 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the six months ended June 30, 2011, amounting to approximately $37.9 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 70% and 76% of average earning assets for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  The Company had $2.0 million and $3.8 million in mortgage loans held for sale as of June 30, 2011 and December 31, 2010, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2011, the Company had $121.7 million in residential mortgage loans, $95.6 million in home equity loans and $274.0 million in commercial mortgage loans, which include $214.5 million using commercial property as collateral and $59.5 million using residential property as collateral.   Residential mortgage loans include $66.3 million made to customers in the Company’s traditional banking offices and $55.4 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2011, the Company had $108.4 million in AD&C loans.  The following table presents a breakout of these loans.

(Dollars in thousands)

	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	77	$22,494	$2,642
Land acquisition and development - residential purposes	351	74,858	16,614
1 to 4 family residential construction	31	9,433	-
Commercial construction	3	1,568	-
Total acquisition, development and construction	462	$108,353	$19,256

At June 30, 2011, troubled debt restructured (“TDR”) loans amounted to $51.2 million, including $16.5 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  At December 31, 2010, TDR loans amounted to $56.7 million, including $10.0 million in performing TDR loans.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At June 30, 2011 and December 31, 2010, the recorded investment in loans that were considered to be impaired was approximately $31.0 million and $40.1 million, respectively, with related allowance for loan losses of approximately $1.5 million and $1.4 million, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2011 as compared to the year ended December 31, 2010.  Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at June 30, 2011 amounted to $16.0 million or 2.31% of total loans compared to $15.5 million or 2.13% of total loans at December 31, 2010.  We believe we have established the allowance for credit losses pursuant to GAAP, and have taken into account the views of our regulators and the current economic environment.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2011 and December 31, 2010.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade*
Risk Grade	06/30/2011	12/31/2010
Risk Grade 1 (Excellent Quality)	3.30%	3.36%
Risk Grade 2 (High Quality)	16.71%	16.60%
Risk Grade 3 (Good Quality)	48.58%	47.00%
Risk Grade 4 (Management Attention)	22.52%	21.31%
Risk Grade 5 (Watch)	2.05%	2.84%
Risk Grade 6 (Substandard)	2.07%	3.09%
Risk Grade 7 (Low Substandard)	0.00%	0.00%
Risk Grade 8 (Doubtful)	0.00%	0.00%
Risk Grade 9 (Loss)	0.00%	0.00%

* Excludes non-accrual loans

At June 30, 2011 there were four relationships exceeding $1.0 million (which totaled $5.7 million) in the Watch risk grade, three relationships exceeding $1.0 million (which totaled $6.9 million) in the Substandard risk grade and no relationships exceeding $1.0 million in the Low Substandard risk grade.  These customers continue to meet payment requirements in accordance with the terms of the promissory notes on these loans.

Non-performing Assets.  Non-performing assets totaled $39.2 million at June 30, 2011 or 3.66% of total assets, compared to $46.9 million at December 31, 2010, or 4.40% of total assets.  Non-accrual loans were $31.0 million at June 30, 2011 and $40.1 million at December 31, 2010.  As a percentage of total loans outstanding, non-accrual loans were 4.47% at June 30, 2011 compared to 5.52% at December 31, 2010. Non-performing loans include Non-performing loans include $19.3 million in AD&C loans, $12.1 million in commercial and residential mortgage loans and $784,000 in other loans at June 30, 2011 as compared to $23.1 million in AD&C loans, $16.2 million in commercial and residential mortgage loans and $1.0 million in other loans as of December 31, 2010.  The Bank had loans 90 days past due and still accruing totaling $1.1 million and $210,000 as of June 30, 2011 and December 31, 2010, respectively.  Other Real Estate Owned totaled $7.1 million as of June 30, 2011 as compared to $6.7 million at December 31, 2010. The Bank had no repossessed assets as of June 30, 2011 and December 31, 2010.

               Deposits.  Total deposits at June 30, 2011 were $830.4 million compared to $838.7 million at December 31, 2010. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $22.4 million to $615.1 million at June 30, 2011 as compared to $592.7 million at December 31, 2010.  Certificates of deposit in amounts greater than $100,000 or more totaled $212.4 million at June 30, 2011 as compared to $241.4 million at December 31, 2010.  This decrease is primarily due to a $14.6 million decrease in certificates of deposit issued through the Certificate of Deposit Account Registry Service (“CDARS”) and a $7.7 million decrease in brokered certificates of deposit as of June 30, 2011 compared to December 31, 2010.  At June 30, 2011, brokered deposits amounted to $64.3 million as compared to $87.4 million at December 31, 2010.  Brokered deposits outstanding as of June 30, 2011 had a weighted average rate of 1.07% with a weighted average original term of 14 months as compared to brokered deposits outstanding at December 31, 2010, which had a weighted average rate of 1.20% with a weighted average original term of 13 months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at June 30, 2011 and December 31, 2010, respectively.  The average balance of FHLB borrowings for the six months ended June 30, 2011 was $70.1 million compared to $72.0 million for the year ended December 31, 2010.  At June 30, 2011, all of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $50.0 million of the total advances to a floating rate and, if converted, we may repay the advances without a prepayment fee.

Securities sold under agreements to repurchase were $44.5 million at June 30, 2011 compared to $34.1 million at December 31, 2010.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as interest rates change in the market.  Because the majority of the Company’s loans are tied to the prime rate, they reprice more rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in increased net interest income.  The opposite occurs during periods of declining rates.  Average rate sensitive assets for the six months ended June 30, 2011 totaled $1.0 billion, exceeding average rate sensitive liabilities of $839.6 million by $172.1 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2011

Included in the rate sensitive assets are $391.8 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2011, we had $302.8 million in loans with interest rate floors.  The floors were in effect on $301.8 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.13% higher than the indexed rate on the promissory notes without interest rate floors.

               Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2011 such unfunded commitments to extend credit were $131.1 million, while commitments in the form of standby letters of credit totaled $3.0 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2011, the Company’s core deposits totaled $615.1 million, or 74% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 12.71% as of June 30, 2011.

At June 30, 2011, we had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $64.3 million, which have an average maturity of 14 months.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at June 30, 2011 and December 31, 2010.  At June 30, 2011, the carrying value of loans pledged as collateral to the FHLB totaled $159.6 million compared to $153.8 million at December 31, 2010.  As additional collateral, the Bank has pledged securities to FHLB.  At June 30, 2011, the market value of securities pledged to FHLB totaled $37.4 million compared to $10.0 million at December 31, 2010.  The remaining availability at the FHLB was $47.5 million at June 30, 2011 compared to $7.2 million at December 31, 2010.  The Bank had no borrowings from the FRB at June 30, 2011 and December 31, 2010.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2011, the carrying value of loans pledged as collateral to the FRB totaled $336.4 million compared to $348.9 million at December 31, 2010.

The Bank also had the ability to borrow up to $47.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2011.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 28.82% at June 30, 2011 and 25.87% at December 31, 2010.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of June 30, 2011 and December 31, 2010 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2011	December 31, 2010
Contractual Cash Obligations:
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	2,911	3,220
Total	$93,530	93,839
Other Commitments:
Commitments to extend credit	$131,059	137,015
Standby letters of credit and financial guarantees written	2,983	3,590
Total	$134,042	140,605

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

Capital Resources.  Shareholders’ equity at June 30, 2011 was $100.5 million compared to $96.9 million at December 31, 2010.  Annualized return on average equity for the six months ended June 30, 2011 was 4.08% compared to 1.81% for the year ended December 31, 2010.  Total cash dividends paid on common stock amounted to $222,000 and $221,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2011 and December 31, 2010 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 15.03% and 14.24% at June 30, 2011 and December 31, 2010, espectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 16.30% and 15.51% at June 30, 2011 and December 31, 2010, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.00% and 10.70% at June 30, 2011 and December 31, 2010, respectively.

The Bank’s Tier 1 risk-based capital ratio was 12.67% and 11.87% at June 30, 2011 and December 31, 2010, respectively.  The total risk-based capital ratio for the Bank was 13.95% and 13.15% at June 30, 2011 and December 31, 2010, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.27% and 8.91% at June 30, 2011 and December 31, 2010, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2011.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2011	-		$-	-	-

May 1 - 31, 2011	2,640		6.56	-	-

June 1 - 30, 2011	-		-	-	-

Total	2,640	(1)	$6.56	-

(1) The Company purchased 2,640 shares on the open market in the three months ended June 30, 2011 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The Purchase Agreement with the UST under the CPP program permits the Company to purchase its common stock on the open market pursuant to benefit plans.

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
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-
K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and
Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the
Form 10-K filed with the Securities and Exchange Commission on March 20,
2009

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 12, 2011	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2011	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)