Form 10-Q
period 2011-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2011-11-09
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,542,703 shares of common stock, outstanding at October 31, 2011.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2011 (Unaudited) and
	December 31, 2010	3

	Consolidated Statements of Earnings for the three and nine months ended
	September 30, 2011 and 2010 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine
	months ended September 30, 2011 and 2010 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2011 and 2010 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-20

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 5.	Other Information	38
Item 6.	Exhibits	38-41
Signatures		42
Certifications		43-45

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	September 30,	December 31,
Assets	2011	2010
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$44,077	22,521
Interest bearing deposits	796	1,456
Cash and cash equivalents	44,873	23,977

Certificates of deposit	-	735

Investment securities available for sale	325,730	272,449
Other investments	5,779	5,761
Total investment securities	331,509	278,210

Mortgage loans held for sale	2,148	3,814

Loans	677,665	726,160
Less allowance for loan losses	(16,348)	(15,493)
Net loans	661,317	710,667

Premises and equipment, net	17,074	17,334
Cash surrender value of life insurance	12,721	7,539
Other real estate	5,985	6,673
Accrued interest receivable and other assets	13,992	18,703
Total assets	$1,089,619	1,067,652

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$136,154	114,792
NOW, MMDA & savings	354,048	332,511
Time, $100,000 or more	215,573	241,366
Other time	135,266	150,043
Total deposits	841,041	838,712

Demand notes payable to U.S. Treasury	1,096	1,600
Securities sold under agreement to repurchase	47,701	34,094
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	6,212	5,769
Total liabilities	986,669	970,794

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2011 and 2010	24,722	24,617
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,542,703 shares in 2011 and 5,541,413 shares in 2010	48,289	48,281
Retained earnings	25,577	23,573
Accumulated other comprehensive income	4,362	387
Total shareholders' equity	102,950	96,858

Total liabilities and shareholders' equity	$1,089,619	1,067,652

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$8,921	9,983	27,695	30,236
Interest on investment securities:
U.S. Government sponsored enterprises	1,504	1,365	3,998	3,966
States and political subdivisions	792	586	2,387	1,448
Other	74	61	190	154
Total interest income	11,291	11,995	34,270	35,804

Interest expense:
NOW, MMDA & savings deposits	517	866	1,836	2,643
Time deposits	1,221	1,637	3,901	5,259
FHLB borrowings	761	803	2,258	2,505
Junior subordinated debentures	100	112	300	310
Other	74	98	231	306
Total interest expense	2,673	3,516	8,526	11,023

Net interest income	8,618	8,479	25,744	24,781

Provision for loan losses	3,378	4,656	9,696	10,217

Net interest income after provision for loan losses	5,240	3,823	16,048	14,564

Non-interest income:
Service charges	1,273	1,435	3,845	4,195
Other service charges and fees	493	523	1,603	1,684
Other than temporary impairment losses	-	(100)	-	(100)
Gain on sale of securities	1,239	1,623	2,495	1,791
Mortgage banking income	127	125	531	372
Insurance and brokerage commissions	121	84	350	275
Miscellaneous	469	167	1,207	1,380
Total non-interest income	3,722	3,857	10,031	9,597

Non-interest expense:
Salaries and employee benefits	3,489	3,511	10,829	10,464
Occupancy	1,334	1,334	4,030	3,986
Other	2,341	2,337	7,083	6,978
Total non-interest expense	7,164	7,182	21,942	21,428

Earnings before income taxes	1,798	498	4,137	2,733

Income tax expense (benefit)	406	(42)	755	454

Net earnings	1,392	540	3,382	2,279

Dividends and accretion on preferred stock	348	348	1,045	1,045

Net earnings available to common shareholders	$1,044	192	2,337	1,234

Basic net earnings per common share	$0.19	0.03	0.42	0.22
Diluted net earnings per common share	$0.19	0.03	0.42	0.22
Cash dividends declared per common share	$0.02	0.02	0.04	0.06

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,392	540	3,382	2,279

Other comprehensive income:
Unrealized holding gains on securities
available for sale	3,612	3,251	9,653	5,914
Reclassification adjustment for other than temporary
impairment losses included in net earnings	-	100	-	100
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(1,239)	(1,623)	(2,495)	(1,791)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	(329)	(648)	(729)

Total other comprehensive income,
before income taxes	2,373	1,399	6,510	3,494

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	1,407	1,266	3,760	2,304
Reclassification adjustment for gains net of
write downs of securities available for sale
included in net earnings	(483)	(593)	(972)	(659)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	(128)	(253)	(284)

Total income tax expense related to
other comprehensive income	924	545	2,535	1,361

Total other comprehensive income,
net of tax	1,449	854	3,975	2,133

Total comprehensive income	$2,841	1,394	7,357	4,412

See accompanying notes to consolidated financial statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010

(Dollars in thousands)

	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$3,382	2,279
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,915	3,519
Provision for loan losses	9,696	10,217
Gain on sale of investment securities	(2,495)	(1,791)
Write-down of investment securities	-	100
Loss/(Gain) on sale of other real estate and repossessions	181	(198)
Write-down of other real estate and repossessions	845	895
Restricted stock expense	5	7
Change in:
Mortgage loans held for sale	1,666	726
Cash surrender value of life insurance	(182)	(193)
Other assets	1,546	(643)
Other liabilities	438	(357)

Net cash provided by operating activities	18,997	14,561

Cash flows from investing activities:
Net change in certificates of deposit	735	2,610
Purchases of investment securities available for sale	(158,631)	(133,646)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	39,813	77,070
Proceeds from sale of investment securities available for sale	72,292	28,077
Purchases of other investments	(215)	-
Proceeds from sale of other investments	197	393
Net change in loans	36,659	22,338
Purchases of premises and equipment	(775)	(1,148)
Purchase of bank owned life insurance	(5,000)	-
Proceeds from sale of other real estate and repossessions	2,656	4,681

Net cash (used) provided by investing activities	(12,269)	375

Cash flows from financing activities:
Net change in deposits	2,329	32,962
Net change in demand notes payable to U.S. Treasury	(504)	(284)
Net change in securities sold under agreement to repurchase	13,607	4,634
Proceeds from FHLB borrowings	5,000	-
Repayments of FHLB borrowings	(5,000)	(7,000)
Restricted stock payout	9	-
Cash dividends paid on Series A preferred stock	(940)	(940)
Cash dividends paid on common stock	(333)	(337)

Net cash provided by financing activities	14,168	29,035

Net change in cash and cash equivalent	20,896	43,971

Cash and cash equivalents at beginning of period	23,977	31,340

Cash and cash equivalents at end of period	$44,873	75,311

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine months ended September 30, 2011 and 2010

(Dollars in thousands)

	2011	2010
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,613	11,146
Income taxes	$132	1,700

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(4,370)	(2,578)
Change in unrealized gain on derivative financial
instruments, net	$395	445
Transfer of loans to other real estate and repossessions	$7,041	6,189
Financed portion of sale of other real estate	$4,047	1,703
Accretion of Series A preferred stock	$106	106

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

Recently Issued Accounting Pronouncements
In April 2011, the Financial Accounting Standard Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides additional guidance for determining what constitutes a troubled debt restructuring.  The ASU is effective for interim and annual periods ending after June 15, 2011.  The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or disclosures.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU No. 2011-04 is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity.  This ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011.  Because ASU No. 2011-05 impacts presentation only, it will have no impact on the Company's results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)   Investment Securities

Investment securities available for sale at September 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$198,755	2,422	350	200,827
U.S. Government
sponsored enterprises	24,715	886	-	25,601
State and political subdivisions	92,971	4,219	35	97,155
Trust preferred securities	1,250	-	-	1,250
Equity securities	893	186	182	897

Total	$318,584	7,713	567	325,730

(Dollars in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$137,811	2,119	569	139,361
U.S. Government
sponsored enterprises	42,933	393	686	42,640
State and political subdivisions	89,486	793	2,450	87,829
Trust preferred securities	1,250	-	-	1,250
Equity securities	982	387	-	1,369

Total	$272,462	3,692	3,705	272,449

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2011 and December 31, 2010 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$49,699	325	1,060	25	50,759	350
State and political subdivisions	4,736	34	1,027	1	5,763	35
Equity securities	-	-	226	182	226	182

Total	$54,435	359	2,313	208	56,748	567

(Dollars in thousands)
	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$59,471	569	-	-	59,471	569
U.S. Government
sponsored enterprises	24,123	686	-	-	24,123	686
State and political subdivisions	56,374	2,450	-	-	56,374	2,450

Total	$139,968	3,705	-	-	139,968	3,705

At September 30, 2011, unrealized losses in the investment securities portfolio relating to debt securities totaled $385,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2011 tables above, 6 out of 168 securities issued by state and political subdivisions contained unrealized losses and 25 out of 112 securities issued by U.S. government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.  The unrealized loss on one equity security was $182,000 as of September 30, 2011.  This unrealized loss is considered temporary based upon the entity’s strong capital position and growth potential.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2011, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$4,651	4,722
Due from one to five years	29,678	30,716
Due from five to ten years	71,327	74,437
Due after ten years	13,280	14,131
Mortgage-backed securities	198,755	200,827
Equity securities	893	897
Total	$318,584	325,730

Proceeds from sales of securities available for sale during nine months ended September 30, 2011 were $72.3 million and resulted in gross gains of $2.5 million and gross losses of $9,000.  Proceeds from sales of securities available for sale during the nine months ended September 30, 2010 were $28.1 million and resulted in a gross gain of $1.8 million.

Securities with a fair value of approximately $88.1million and $75.5 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)   Loans

Major classifications of loans at September 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Real estate loans
Construction and land development	$103,901	124,048
Single-family residential	271,019	287,307
Commercial	211,352	213,487
Multifamily and farmland	4,923	6,456
Total real estate loans	591,195	631,298

Commercial loans (not secured by real estate)	53,082	60,994
Consumer loans (not secured by real estate)	10,634	11,500
All other loans (not secured by real estate)	22,754	22,368

Total loans	677,665	726,160

Less allowance for loan losses	16,348	15,493

Total net loans	$661,317	710,667

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2011 and December 31, 2010:

September 30, 2011
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$1,138	3,636	4,774	99,127	103,901	-
Single-family residential	8,170	4,490	12,660	258,359	271,019	1,411
Commercial	1,367	1,962	3,329	208,023	211,352	-
Multifamily and farmland	215	-	215	4,708	4,923	-
Total real estate loans	10,890	10,088	20,978	570,217	591,195	1,411

Commercial loans (not secured by real estate)	306	35	341	52,741	53,082	-
Consumer loans (not secured by real estate)	123	6	129	10,505	10,634	-
All other loans (not secured by real estate)	-	-	-	22,754	22,754	-
Total loans	$11,319	10,129	21,448	656,217	677,665	1,411

December 31, 2010
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$2,306	8,870	11,176	112,872	124,048	197
Single-family residential	19,377	5,936	25,313	261,994	287,307	-
Commercial	382	1,482	1,864	211,623	213,487	-
Multifamily and farmland	-	-	-	6,456	6,456	-
Total real estate loans	22,065	16,288	38,353	592,945	631,298	197

Commercial loans (not secured by real estate)	1,098	720	1,818	59,176	60,994	13
Farm loans (not secured by real estate)	-	-	-	-	-	-
Consumer loans (not secured by real estate)	98	13	111	11,389	11,500	-
All other loans (not secured by real estate)	-	-	-	22,368	22,368	-
Total loans	$23,261	17,021	40,282	685,878	726,160	210

The following table presents the Company’s non-accrual loans as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Real estate loans
Construction and land development	$17,088	22,916
Single-family residential	5,665	10,837
Commercial	4,174	5,351
Multifamily and farmland	-	-
Total real estate loans	26,927	39,104

Commercial loans (not secured by real estate)	437	816
Consumer loans (not secured by real estate)	127	142
All other loans (not secured by real estate)	-	-
Total	$27,491	40,062

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

The following tables present the Company’s impaired loans as of September 30, 2011 and December 31, 2010:

September 30, 2011
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$27,114	17,088	-	17,088	-	19,753
Single-family residential	6,792	5,148	517	5,665	1,316	7,846
Commercial	5,237	3,196	978	4,174	1	4,482
Multifamily and farmland	-	-	-	-	-	-
Total impaired real estate loans	39,143	25,432	1,495	26,927	1,317	32,081

Commercial loans (not secured by real estate)	494	437	-	437	-	631
Consumer loans (not secured by real estate)	143	127	-	127	-	138
All other loans (not secured by real estate)	-	-	-	-	-	-
Total impaired loans	$39,780	25,996	1,495	27,491	1,317	32,850

December 31, 2010
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	31,346	20,787	2,130	22,916	1,055	18,767
Single-family residential	12,376	9,847	990	10,837	168	12,573
Commercial	6,018	4,991	359	5,351	148	4,769
Multifamily and Farmland	-	-	-	-	-	27
Total impaired real estate loans	49,740	35,625	3,479	39,104	1,371	36,136

Commercial loans (not secured by real estate)	1,243	811	5	816	5	1,479
Farm loans (non RE)				-
Consumer loans (not secured by real estate)	152	142	-	142	-	79
All other loans (not secured by real estate)	-	-	-	-		-
Total impaired loans	$51,135	36,578	3,484	40,062	1,376	37,694

 Changes in the allowance for loan losses for the nine months ended September 30, 2011 were as follows:

(Dollars in thousands)

	Real Estate Loans
	Construction and land development	Single- family residential	Commercial	Multifamily and farmland	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,774	6,097	1,409	17	1,174	430	592	15,493
Charge-offs	(5,028)	(2,579)	(1,180)	-	(313)	(434)	-	(9,534)
Recoveries	235	198	23	-	114	122	-	693
Provision	5,134	2,400	1,404	(4)	23	173	566	9,696
Ending balance	$6,115	6,116	1,656	13	998	292	1,158	16,348

Ending balance: Individually
evaluated for impairment	$-	1,316	1	-	-	-	-	1,317
Ending balance: Collectively
evaluated for impairment	6,115	4,800	1,655	13	998	292	1,158	15,031
Ending balance	$6,115	6,116	1,656	13	998	292	1,158	16,348

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grade as of September 30, 2011 and December 31, 2010.

September 30, 2011
(Dollars in thousands)
	Real Estate Loans
	Construction and land development	Single- family residential	Commercial	Multifamily and farmland	Commercial	Consumer	All other	Total

1- Excellent Quality	$199	21,428	-	-	738	1,075	-	23,440
2- High Quality	$5,088	65,657	21,969	134	10,410	4,201	3,298	110,757
3- Good Quality	$27,736	108,619	137,239	3,482	33,647	4,711	19,449	334,883
4- Management Attention	$45,272	52,572	40,570	365	6,847	501	7	146,134
5- Watch	$6,037	9,833	1,898	727	499	9	-	19,003
6- Substandard	$19,569	12,910	9,676	215	941	137	-	43,448
7- Low Substandard	$-	-	-	-	-	-	-	-
8- Doubtful	$-	-	-	-	-	-	-	-
9- Loss	$-	-	-	-	-	-	-	-
Total	$103,901	271,019	211,352	4,923	53,082	10,634	22,754	677,665

December 31, 2010
(Dollars in thousands)
	Real Estate Loans
	Construction and land development	Single- family residential	Commercial	Multifamily and farmland	Commercial	Consumer	All other	Total

1- Excellent Quality	$19	27,698	102	-	630	1,006	-	29,455
2- High Quality	$5,789	70,990	21,591	2,856	9,673	4,491	5,145	120,535
3- Good Quality	$33,991	109,800	129,530	2,256	39,248	5,360	17,223	337,408
4- Management Attention	$46,283	55,001	43,731	1,121	8,143	454		154,733
5- Watch	$8,076	7,959	5,569	-	1,590	38		23,232
6- Substandard	$29,502	15,022	12,605	223	1,678	145		59,175
7- Low Substandard	$-	756	359	-	-	-		1,115
8- Doubtful	$388	81	-	-	17	-		486
9- Loss	$-	-	-	-	15	6	-	21
Total	$124,048	287,307	213,487	6,456	60,994	11,500	22,368	726,160

At September 30, 2011, troubled debt restructured (“TDR”) loans amounted to $48.5 million, including $16.0 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  At December 31, 2010, TDR loans amounted to $56.7 million, including $10.0 million in performing TDR loans.

The following table presents an analysis of TDR loans by loan type as of September 30, 2011.

(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	31	$24,708	17,311
Single-family residential	240	26,285	24,955
Commercial	18	8,695	4,783
Multifamily and farmland	1	322	215
Total real estate TDR loans	290	60,010	47,264

Commercial loans (not secured by real estate)	22	1,776	1,157
Consumer loans (not secured by real estate)	8	142	127
All other loans (not secured by real estate)	-	-	-
Total TDR loans	320	$61,928	48,548

(4)   Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and nine months ended September 30, 2011 and 2010 is as follows:

For the three months ended September 30, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,044	5,542,703	$0.19
Effect of dilutive securities:
Stock options	-	1,922
Diluted earnings per common share	$1,044	5,544,625	$0.19

For the nine months ended September 30, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$2,337	5,542,126	$0.42
Effect of dilutive securities:
Stock options	-	1,739
Diluted earnings per common share	$2,337	5,543,865	$0.42

For the three months ended September 30, 2010
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$192	5,539,056	$0.03
Effect of dilutive securities:
Stock options	-	2,768
Diluted earnings per common share	$192	5,541,824	$0.03

For the nine months ended September 30, 2010
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,234	5,539,056	$0.22
Effect of dilutive securities:
Stock options	-	4,480
Diluted earnings per common share	$1,234	5,543,536	$0.22

(5)   Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vested over a five-year period.  Options granted subsequent to 1999 vested over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the nine months ended September 30, 2011 and 2010.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of September 30, 2011, there was less than $1,000 of total unrecognized compensation cost related to restricted stock grants, which will be recognized during 2011.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The following tables present the balance of securities available for sale, mortgage loans held for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)
	Fair Value Measurements September 30, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$200,827	-	200,827	-
U.S. government
sponsored enterprises	$25,601	-	25,601	-
State and political subdivisions	$97,155	-	97,155	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$897	897	-	-
Mortgage loans held for sale	$2,148	-	2,148	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$139,361	-	139,361	-
U.S. government
sponsored enterprises	$42,640	-	42,640	-
State and political subdivisions	$87,829	-	87,829	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,369	1,369	-	-
Mortgage loans held for sale	$3,814	-	3,814	-
Market value of derivatives (in other assets)	$648	-	648	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2011:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s September 30, 2011 and December 31, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements September 30, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2011
Impaired loans	$27,491	-	19,040	8,451	(9,696)
Other real estate	$5,985	-	5,985	-	(1,026)

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2010
Impaired loans	$40,062	-	26,798	13,264	(10,591)
Other Real Estate	$6,673	-	6,673	-	(340)

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)
	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$44,873	44,873	23,977	23,977
Certificates of deposit	-	-	735	735
Investment securities available for sale	325,730	325,730	272,449	272,449
Other investments	5,779	5,779	5,761	5,761
Mortgage loans held for sale	2,148	2,148	3,814	3,814
Loans, net	661,317	657,056	710,667	710,880
Cash surrender value of life insurance	12,721	12,721	7,539	7,539
Derivative instruments	-	-	648	648

Liabilities:
Deposits and demand notes payable	$841,041	843,207	840,312	839,379
Securities sold under agreements
to repurchase	47,701	47,701	34,094	34,094
FHLB borrowings	70,000	79,579	70,000	79,950
Junior subordinated debentures	20,619	20,619	20,619	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2011.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)
	Asset Derivatives
	As of September 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$-	Other assets	$648

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company had an interest rate swap contract that expired in June 2011. The Company did not have any interest rate derivatives outstanding as of September 30, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011 and 2010.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2011 and 2010.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statement of earnings for the nine months ended September 30, 2011 and 2010.

(Dollars in thousands)
			Location of Gain	Amount of Gain
	Amount of Gain		(Loss) Reclassified	(Loss) Reclassified
	(Loss) Recognized in		from Accumulated	from Accumulated
	OCI on Derivatives		OCI into Earnings	OCI into Earnings
	Nine months ended			Nine months ended
	September 30,			September 30,
	2011	2010		2011	2010
Interest rate derivative contracts	$(20)	$407	Interest income	$628	$1,136

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

Economic conditions in 2011 continue to have a negative impact on our financial condition and results of operations.  Unfavorable trends, such as increased unemployment, falling real estate prices, increased loan defaults and increased bankruptcy rates, have created the difficult business conditions that are affecting the general economy and therefore our operating results.  The unemployment rates in our primary market area continue to be higher than state and national averages.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. This new legislation makes extensive changes to the laws regulating financial products and services as well as firms and companies offering financial products and services. The Dodd-Frank Act also alters certain corporate governance matters affecting public companies. The legislation requires substantial rulemaking and mandates numerous additional studies, the results of which could impact future legislative and regulatory action. We continue to evaluate this new legislation including its related rules and regulations, and we are assessing the extent to which it will impact our current and future operations. Among other things that could have an impact on our operations and activities, the Dodd-Frank Act (i) amends the manner for calculating the assessment base for deposit insurance premiums paid to the FDIC; (ii) requires the federal banking agencies to issue new rules to implement new minimum leverage and risk-based capital requirements for insured depository institutions; and (iii) requires the Securities and Exchange Commission to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight. Additionally, the Dodd-Frank Act establishes the Consumer Financial Protection Bureau (“Bureau”) as a new, independent federal agency, which will have broad rulemaking, supervisory and enforcement authority over financial institutions providing consumer financial products and services. Examples of such products and services include deposit products, residential mortgages, home-equity loans and credit cards. Under the Dodd-Frank Act, states are permitted to adopt more stringent consumer protection laws, and state attorneys general can enforce those laws as well as consumer protection rules issued by the Bureau.

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

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”).  Under  the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the UST’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of September 30, 2011, the Company has accreted a total of $372,000 of the discount related to the Series A preferred stock.  The Company has paid dividends of $940,000 on the Series A preferred stock during 2011 for the period from November 16, 2010 through August 15, 2011.  Cumulative undeclared dividends at September 30, 2011 were $157,000 for the period from August 16, 2011 through September 30, 2011.

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

It is the intent of the Company to utilize CPP funds to provide capital to support making loans to qualified borrowers in our market area.  The funds have been and will continue to be used to absorb losses incurred when modifying loans or making concessions to borrowers in order to keep borrowers out of foreclosure.  We are also working with our current builders and contractors to provide financing for potential buyers who may not be able to qualify for financing in the current mortgage market in order to help these customers sell existing single family homes.  The Company uses the CPP capital infusion as additional Tier I capital to protect the Bank from potential losses that may be incurred during this current recessionary period.  It is the desire of the Company to repay the CPP funds without raising additional equity capital.  The Company anticipates being able to repay the CPP funds from future earnings and existing capital.  However, the funds will not be repaid until economic conditions improve and the Company achieves higher levels of earnings.

The Company continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  We continue to monitor and evaluate all significant loans in our portfolio, and will continue to manage our credit risk exposure with the expectation that stabilization of the real estate market will not occur within the next 18 to 24 months.  The CPP funds have enhanced our capital position as the Company infused the Bank with $8.0 million of additional regulatory capital. The Company has $15.5 million available that can be infused into the Bank as additional capital if needed to maintain its position as a well capitalized bank.  We anticipate increased loan losses in the short run and have prepared for that expectation. We have experienced staff managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.  The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact us if those adjustments are significant.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards.  These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with generally accepted accounting principles in the United States (“GAAP”).  For a more complete discussion of policies, see the Notes to the Consolidated Financial Statements.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of September 30, 2011.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)
	Asset Derivatives
	As of September 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivative contracts	Other assets	$-	Other assets	$648

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011 and 2010.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2011 and 2010.

The table below presents the effect of the Company’s derivative financial instruments on the statement of earnings for the nine months ended September 30, 2011 and 2010.

(Dollars in thousands)

			Location of Gain	Amount of Gain
	Amount of Gain		(Loss) Reclassified	(Loss) Reclassified
	(Loss) Recognized in		from Accumulated	from Accumulated
	OCI on Derivatives		OCI into Earnings	OCI into Earnings
	Nine months ended			Nine months ended
	September 30,			September 30,
	2011	2010		2011	2010
Interest rate derivative contracts	$(20)	$407	Interest income	$628	$1,136

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The tables below present the balance of securities available for sale, mortgage loans held for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)
	Fair Value Measurements September 30, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$200,827	-	200,827	-
U.S. government
sponsored enterprises	$25,601	-	25,601	-
State and political subdivisions	$97,155	-	97,155	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$897	897	-	-
Mortgage loans held for sale	$2,148	-	2,148	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$139,361	-	139,361	-
U.S. government
sponsored enterprises	$42,640	-	42,640	-
State and political subdivisions	$87,829	-	87,829	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,369	1,369	-	-
Mortgage loans held for sale	$3,814	-	3,814	-
Market value of derivatives (in other assets)	$648	-	648	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2011:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s September 30, 2011 and December 31, 2010 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements September 30, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2011
Impaired loans	$27,491	-	19,040	8,451	(9,696)
Other real estate	$5,985	-	5,985	-	(1,026)

(Dollars in thousands)
	Fair Value Measurements December 31, 2010	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2010
Impaired loans	$40,062	-	26,798	13,264	(10,591)
Other Real Estate	$6,673	-	6,673	-	(340)

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

Results of Operations
Summary.  Net earnings for the third quarter of 2011 were $1.4 million, or $0.25 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $540,000, or $0.10 basic and diluted net earnings per share for the same period one year ago.  After adjusting for $348,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended September 30, 2011 were $1.0 million, or $0.19 basic and diluted net earnings per common share as compared to $192,000, or $0.03 basic and diluted net earnings per common share for the same period one year ago.  The increase in third quarter earnings is attributable to an increase in net interest income and decreases in the provision for loan losses and non-interest expense, which were partially offset by a decrease in non-interest income.

The annualized return on average assets was 0.51% for the three months ended September 30, 2011 compared to 0.20% for the same period in 2010, and annualized return on average shareholders’ equity was 5.31% for the three months ended September 30, 2011 compared to 2.09% for the same period in 2010.

Year-to-date net earnings as of September 30, 2011 were $3.4 million, or $0.61 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to $2.3 million, or $0.41 basic and diluted net earnings per share, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the nine months ended September 30, 2011 were $2.3 million or $0.42 basic and diluted net earnings per common share as compared to $1.2 million, or $0.22 basic and diluted net earnings per common share, for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to aggregate increases in net interest income and non-interest income and a decrease in the provision for loan losses, which were partially offset by an increase in non-interest expense, as discussed below.

The annualized return on average assets was 0.46% for the nine months ended September 30, 2011 compared to 0.28% for the same period in 2010, and annualized return on average shareholders’ equity was 4.49% for the nine months ended September 30, 2011 compared to 2.98% for the same period in 2010.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.6 million for the three months ended September 30, 2011 compared to $8.5 million for the same period in 2010.  This increase is primarily attributable to a reduction in interest expense due to a decrease in deposit interest rates.

Interest income decreased $704,000 or 5% for the three months ended September 30, 2011 compared with the same period in 2010.  The decrease was primarily due to a reduction in average loans.  The average yield on earning assets for the quarters ended September 30, 2011 and 2010 was 4.57% and 4.87%, respectively.  During the quarter ended September 30, 2011, average loans decreased $65.4 million to $687.1 million from $752.5 million for the three months ended September 30, 2010.  During the quarter ended September 30, 2011, average investment securities available for sale increased $79.0 million to $313.8 million from $234.8 million for the three months ended September 30, 2010 primarily due to the investment of additional funds received from loan repayments outpacing new loans disbursed.

Interest expense decreased $843,000 or 24% for the three months ended September 30, 2011 compared with the same period in 2010 primarily due to lower cost of funds.  The average rate paid on interest-bearing checking and savings accounts was 0.59% for the three months ended September 30, 2011 as compared to 1.08% for the same period of 2010.  The average rate paid on certificates of deposits was 1.40% for the three months ended September 30, 2011 compared to 1.62% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2011 and 2010. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Interest and fees on loans	$687,086	8,921	5.15%	752,475	9,983	5.26%
Investments - taxable	179,270	1,321	2.92%	115,638	980	3.36%
Investments - nontaxable*	134,529	1,452	4.28%	119,181	1,349	4.49%
Other	15,176	20	0.53%	16,976	25	0.59%
Total interest-earning assets	1,016,061	11,714	4.57%	1,004,270	12,337	4.87%

Cash and due from banks	24,003			43,627
Other assets	50,967			50,533
Allowance for loan losses	(16,192)			(17,712)
Total assets	$1,074,839			1,080,718

Interest-bearing liabilities:
NOW, MMDA & savings deposits	$347,308	517	0.59%	317,628	866	1.08%
Time deposits	347,187	1,221	1.40%	401,710	1,637	1.62%
FHLB borrowings	70,000	761	4.31%	70,000	803	4.55%
Demand notes payable to U.S. Treasury	764	-	0.00%	903	-	0.00%
Trust preferred securities	20,619	100	1.92%	20,619	112	2.16%
Other	47,145	74	0.63%	41,719	98	0.93%
Total interest-bearing liabilities	833,023	2,673	1.27%	852,579	3,516	1.64%

Demand deposits	135,835			121,648
Other liabilities	4,327			3,527
Shareholders' equity	101,937			102,744
Total liabilities and shareholder's equity	$1,075,122			1,080,498
Net interest spread		9,041	3.30%		8,821	3.23%
Net yield on interest-earning assets			3.53%			3.48%
Taxable equivalent adjustment
Investment securities		423			342
Net interest income		8,618			8,479

*Includes U.S. government agency securities that are non-taxable for state income tax purposes of $134.5 million in 2011 and $119.2 million in 2010. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

Net interest income increased to $25.7 million for the nine months ended September 30, 2011 compared to $24.8 million for the same period in 2010.  This increase is primarily attributable to a reduction in interest expense due to a decrease in the cost of funds for time deposits.

Interest income decreased $1.5 million or 4% for the nine months ended September 30, 2011 compared with the same period in 2010.  The decrease was primarily due to a reduction in average loans.  The average yield on earning assets for the nine months ended September 30, 2011 and 2010 was 4.69% and 4.94%, respectively.  During the nine months ended September 30, 2011, average loans decreased $58.4 million to $704.3 million from $762.7 million for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, average investment securities available for sale increased $77.6 million to $289.6 million from $212.0 million for the nine months ended September 30, 2010 primarily due to the investment of additional funds received from loan repayments outpacing new loans disbursed.

Interest expense decreased $2.5 million or 23% for the nine months ended September 30, 2011 compared with the same period in 2010 primarily due to lower cost of funds.  The average rate paid on interest-bearing checking and savings accounts was 0.72% for the nine months ended September 30, 2011 as compared to 1.15% for the same period of 2010.  The average rate paid on certificates of deposits was 1.44% for the nine months ended September 30, 2011 compared to 1.72% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2011 and 2010. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Interest and fees on loans	$704,263	27,695	5.26%	762,692	30,236	5.30%
Investments - taxable	153,063	3,317	2.90%	108,323	2,701	3.33%
Investments - nontaxable*	136,525	4,487	4.39%	103,725	3,690	4.76%
Federal funds sold	-	-	0.00%	119	-	0.00%
Other	19,278	63	0.44%	17,520	68	0.52%
Total interest-earning assets	1,013,129	35,562	4.69%	992,379	36,695	4.94%

Cash and due from banks	23,700			48,652
Other assets	49,628			49,922
Allowance for loan losses	(15,655)			(16,906)
Total assets	$1,070,802			1,074,047

Interest-bearing liabilities:
NOW, MMDA & savings deposits	$341,277	1,836	0.72%	306,060	2,643	1.15%
Time deposits	363,046	3,901	1.44%	408,592	5,259	1.72%
FHLB borrowings	70,037	2,258	4.31%	72,659	2,505	4.61%
Demand notes payable to U.S. Treasury	891	-	0.00%	804	-	0.00%
Trust preferred securities	20,619	300	1.95%	20,619	310	2.01%
Other	41,487	231	0.75%	39,604	306	1.03%
Total interest-bearing liabilities	837,357	8,526	1.36%	848,338	11,023	1.74%

Demand deposits	130,209			120,838
Other liabilities	4,036			3,751
Shareholders' equity	100,587			102,137
Total liabilities and shareholder's equity	$1,072,189			1,075,064
Net interest spread		27,036	3.33%		25,672	3.20%
Net yield on interest-earning assets			3.57%			3.46%
Taxable equivalent adjustment
Investment securities		1,292			891
Net interest income		25,744			24,781

*Includes U.S. government agency securities that are non-taxable for state income tax purposes of $136.5 million in 2011 and $103.7 million in 2010. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

Changes in interest income and interest expense can result from variances in both volume and rates.  The following table presents the impact on the Company’s tax equivalent net interest income resulting from changes in average balances and average rates for the periods indicated.  The changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2011 Compared to 2010			Nine Months Ended September 30, 2011 Compared to 2010
(Dollars in thousands)	Changes in Average Volume	Changes in Average Rates	Total Increase (Decrease)	Changes in Average Volume	Changes in Average Rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(858)	(204)	(1,063)	(2,332)	(209)	(2,541)

Investments - taxable	505	(164)	341	1,042	(426)	616
Investments - nontaxable	171	(68)	103	1,123	(326)	797
Other	(3)	(2)	(6)	6	(11)	(5)
Total interest income	(186)	(438)	(624)	(161)	(972)	(1,133)

Interest expense:
NOW, MMDA & savings deposits	57	(406)	(349)	241	(1,048)	(807)
Time deposits	(207)	(209)	(416)	(538)	(820)	(1,358)
FHLB / FRB Borrowings	-	(42)	(42)	(88)	(159)	(248)
Trust Preferred Securities	-	(12)	(12)	-	(10)	(10)
Other	11	(35)	(24)	13	(88)	(75)
Total interest expense	(139)	(704)	(843)	(373)	(2,125)	(2,497)
Net interest income	$(47)	265	219	212	1,152	1,364

Provision for Loan Losses. For the three months ended September 30, 2011 a contribution of $3.4 million was made to the provision for loan losses compared to a $4.7 million contribution to the provision for loan losses for the three months ended September 30, 2010.  The decrease in the provision for loan losses is primarily attributable to a $24.9 million reduction in non-accrual loans from September 30, 2010 to September 30, 2011.

The provision for loan losses for the nine months ended September 30, 2011 was $9.7 million, as compared to $10.2 million for the same period one year ago, primarily attributable to a $24.9 million reduction in non-accrual loans from September 30, 2010 to September 30, 2011.

Non-Interest Income.  Total non-interest income was $3.7 million for the third quarter of 2011, as compared to $3.9 million for the same period of 2010.  This decrease is primarily attributable to a $384,000 decrease in the gains on sale of securities.

Non-interest income increased 5% to $10.0 million for the nine months ended September 30, 2011, as compared to $9.6million for the same period one year ago.  This increase is primarily attributable to a $704,000 increase in gains on the sale of securities, which was partially offset by a $431,000 reduction in service charges and fees.

 Non-Interest Expense.  Total non-interest expense amounted to $7.2 million for the three months ended September 30, 2011 and September 30, 2010.

Non-interest expense increased 2% to $21.9 million for the nine months ended September 30, 2011, as compared to $21.4 million for the same period last year.  The increase in non-interest expense included: (1) an increase of $365,000 or 3% in salaries and benefits expense, (2) an increase of $44,000 or 1% in occupancy expense and (3) an increase of $105,000 or 2% in non-interest expenses other than salary, employee benefits and occupancy expenses.

Income Taxes.  The Company reported income tax expense of $406,000 and an income tax benefit of $42,000 for the three months ended September 30, 2011 and 2010, respectively.  The increase in tax expense is primarily due to a $1.3 million increase in earnings before taxes.

The Company reported income taxes of $755,000 and $454,000 for the nine months ended September 30, 2011 and 2010, respectively.  This represented an effective tax rate of 18% and 17% for the respective periods.  The 2010 and 2011 effective tax rates are lower than historical levels due to increases in tax exempt investment income, which has a greater impact on the effective tax rate at the reduced level of earnings before income taxes as experienced in 2010 and 2011.

Analysis of Financial Condition
Investment Securities.  Available for sale securities amounted to $325.7 million at September 30, 2011 compared to $272.4 million at December 31, 2010.  Average investment securities available for sale for the nine months ended September 30, 2011 amounted to $289.6 million compared to $219.8 million for the year ended December 31, 2010. This increase reflects the investment of additional funds received from loan repayments outpacing new loans disbursed.

Loans.  At September 30, 2011, loans amounted to $677.7 million compared to $726.2 million at December 31, 2010, a decrease of $48.5 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the nine months ended September 30, 2011, amounting to approximately $64.2 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 70% and 76% of average earning assets for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  The Company had $2.1 million and $3.8 million in mortgage loans held for sale as of September 30, 2011 and December 31, 2010, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2011, the Company had $121.0 million in residential mortgage loans, $93.5 million in home equity loans and $275.2 million in commercial mortgage loans, which include $216.3 million using commercial property as collateral and $58.9 million using residential property as collateral.   Residential mortgage loans include $66.3 million made to customers in the Company’s traditional banking offices and $54.7 million in mortgage loans originated in the Company’s Latino banking operations.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2011, the Company had $103.9 million in acquisition, development and construction ("AD&C") loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	74	$22,043	$2,614
Land acquisition and development - residential purposes	340	70,944	14,474
1 to 4 family residential construction	29	8,713	-
Commercial construction	7	2,201	-
Total acquisition, development and construction	450	$103,901	$17,088

At September 30, 2011, troubled debt restructured (“TDR”) loans amounted to $48.5 million, including $16.0 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  At December 31, 2010, TDR loans amounted to $56.7 million, including $10.0 million in performing TDR loans.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At September 30, 2011 and December 31, 2010, the recorded investment in loans that were considered to be impaired was approximately $27.5 million and $40.1 million, respectively, with related allowance for loan losses of approximately $1.3 million and $1.4 million, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2011 as compared to the year ended December 31, 2010.  Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at September 30, 2011 amounted to $16.3 million or 2.41% of total loans compared to $15.5 million or 2.13% of total loans at December 31, 2010.  We believe we have established the allowance for credit losses pursuant to GAAP, and have taken into account the views of our regulators and the current economic environment.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2011 and December 31, 2010.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade
Risk Grade	09/30/2011	12/31/2010
Risk Grade 1 (Excellent Quality)	3.24%	3.36%
Risk Grade 2 (High Quality)	16.30%	16.60%
Risk Grade 3 (Good Quality)	49.29%	47.00%
Risk Grade 4 (Management Attention)	21.42%	21.36%
Risk Grade 5 (Watch)	2.80%	2.84%
Risk Grade 6 (Substandard)	6.37%	8.12%
Risk Grade 7 (Low Substandard)	0.00%	0.37%
Risk Grade 8 (Doubtful)	0.00%	0.07%
Risk Grade 9 (Loss)	0.00%	0.00%

At September 30, 2011, including non-accrual loans, there were four relationships exceeding $1.0 million (which totaled $6.5 million) in the Watch risk grade, 10 relationships exceeding $1.0 million in the Substandard risk grade  (which totaled $23.8 million) and no relationships exceeding $1.0 million in the Low Substandard risk grade.  There was one relationship with loans in the Watch risk grade and the Substandard risk grade totaling $1.2 million.

Non-performing Assets.  Non-performing assets totaled $34.9 million at September 30, 2011 or 3.20% of total assets, compared to $46.9 million at December 31, 2010, or 4.40% of total assets.  Non-accrual loans were $27.5 million at September 30, 2011 and $40.1 million at December 31, 2010.  As a percentage of total loans outstanding, non-accrual loans were 4.06% at September 30, 2011 compared to 5.52% at December 31, 2010.  Non-performing loans include $17.1 million in AD&C loans, $11.2 million in commercial and residential mortgage loans and $563,000 in other loans at September 30, 2011 as compared to $23.1 million in AD&C loans, $16.2 million in commercial and residential mortgage loans and $1.0 million in other loans as of December 31, 2010.  The Bank had loans 90 days past due and still accruing totaling $1.4 million and $210,000 as of September 30, 2011 and December 31, 2010, respectively.  Other Real Estate Owned totaled $6.0 million as of September 30, 2011 as compared to $6.7 million at December 31, 2010. The Bank had no repossessed assets as of September 30, 2011 and December 31, 2010.

        Deposits.  Total deposits at September 30, 2011 were $841.0 million compared to $838.7 million at December 31, 2010. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, increased $31.1 million to $623.8 million at September 30, 2011 as compared to $592.7 million at December 31, 2010.  Certificates of deposit in amounts greater than $100,000 or more totaled $215.6 million at September 30, 2011 as compared to $241.4 million at December 31, 2010.  This decrease is primarily due to a $5.9 million decrease in certificates of deposit issued through the Certificate of Deposit Account Registry Service (“CDARS”) and a $12.7 million decrease in brokered certificates of deposit as of September 30, 2011 compared to December 31, 2010.  At September 30, 2011, brokered deposits amounted to $66.3 million as compared to $87.4 million at December 31, 2010.  Brokered deposits outstanding as of September 30, 2011 had a weighted average rate of 0.85% with a weighted average original term of 12 months as compared to brokered deposits outstanding at December 31, 2010, which had a weighted average rate of 1.20% with a weighted average original term of 13 months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at September 30, 2011 and December 31, 2010, respectively.  The average balance of FHLB borrowings for the nine months ended September 30, 2011 was $70.0 million compared to $72.0 million for the year ended December 31, 2010.  At September 30, 2011, all of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $50.0 million of the total advances to a floating rate and, if converted, we may repay the advances without a prepayment fee.

Securities sold under agreements to repurchase were $47.7 million at September 30, 2011 compared to $34.1 million at December 31, 2010.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the nine months ended September 30, 2011 totaled $1.0 billion, exceeding average rate sensitive liabilities of $837.4 million by $175.8 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2011

Included in the rate sensitive assets are $380.0 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2011, we had $292.8 million in loans with interest rate floors.  The floors were in effect on $291.8 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.13% higher than the indexed rate on the promissory notes without interest rate floors.

        Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2011 such unfunded commitments to extend credit were $131.8 million, while commitments in the form of standby letters of credit totaled $3.1 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2011, the Company’s core deposits totaled $623.8 million, or 74% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 12.69% as of September 30, 2011.

At September 30, 2011, we had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $66.3 million, which have an average maturity of 12 months.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at September 30, 2011 and December 31, 2010.  At September 30, 2011, the carrying value of loans pledged as collateral to the FHLB totaled $157.0 million compared to $153.8 million at December 31, 2010.  As additional collateral, the Bank has pledged securities to FHLB.  At September 30, 2011, the market value of securities pledged to FHLB totaled $13.6 million compared to $10.0 million at December 31, 2010.  The remaining availability at the FHLB was $22.7 million at September 30, 2011 compared to $7.2 million at December 31, 2010.  The Bank had no borrowings from the FRB at September 30, 2011 and December 31, 2010.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At September 30, 2011, the carrying value of loans pledged as collateral to the FRB totaled $341.0 million compared to $348.9 million at December 31, 2010.

The Bank also had the ability to borrow up to $47.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2011.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 33.30% at September 30, 2011 and 25.87% at December 31, 2010.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2011 and December 31, 2010 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Contractual Cash Obligations:
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	2,758	3,220
Total	$93,377	93,839
Other Commitments:
Commitments to extend credit	$131,808	137,015
Standby letters of credit and financial guarantees written	3,071	3,590
Total	$134,880	140,605

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

Capital Resources.  Shareholders’ equity at September 30, 2011 was $103.0 million compared to $96.9 million at December 31, 2010.  Annualized return on average equity for the nine months ended September 30, 2011 was 4.49% compared to 1.81% for the year ended December 31, 2010.  Total cash dividends paid on common stock amounted to $333,000 and $332,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.

On December 23, 2008, the Company entered into a Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  Additional discussion of the Company’s participation in the CPP can be found on page 22.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2011 and December 31, 2010 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 15.90% and 14.24% at September 30, 2011 and December 31, 2010, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 17.15% and 15.51% at September 30, 2011 and December 31, 2010, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.03% and 10.70% at September 30, 2011 and December 31, 2010, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.48% and 11.87% at September 30, 2011 and December 31, 2010, respectively.  The total risk-based capital ratio for the Bank was 14.75% and 13.15% at September 30, 2011 and December 31, 2010, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.34% and 8.91% at September 30, 2011 and December 31, 2010, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2011.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2011	-		$-	-	-

August 1 - 31, 2011	3,435		5.03	-	-

September 1 - 30, 2011	-		-	-	-

Total	3,435	(1)	$5.03	-

(1) The Company purchased 3,435 shares on the open market in the three months ended September 30, 2011 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The Purchase Agreement with the UST under the CPP program permits the Company to purchase its common stock on the open market pursuant to benefit plans.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(2)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (3)(i)	Articles of Incorporation of the Registrant incorporated by reference to Exhibit
(3)(i) to the Form 8-A filed with the Securities and Exchange Commission on
September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of the Registrant incorporated by reference to
Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to
Exhibit (4)(1) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the
United States Department of the Treasury, incorporated by reference to Exhibit
(10)(1) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Tony W. Wolfe, incorporated by reference to Exhibit (10)(a)(i) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony W.
Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Joseph F. Beaman, Jr., incorporated by reference to Exhibit (10)(b)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and William D. Cable, Sr., incorporated by reference to Exhibit (10)(c)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Lance A. Sellers, incorporated by reference to Exhibit (10)(d)(i) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-
K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and A. Joseph Lampron, incorporated by reference to Exhibit (10)(f)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
Lampron dated March 18, 2010, incorporated by reference to Exhibit (10)(f)(ii)
to the Form 10-K filed with the Securities and Exchange Commission on March
25, 2010

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to
Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006 incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
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
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-
K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Condensed
Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of
Income, (iii) the Condensed Consolidated Statements of Changes in
Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash
Flows, and (v) the Notes to the Condensed Consolidated Financial Statements,
tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 9, 2011	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2011	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)