Form 10-K
period 2011-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2012-03-27
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $27,616,687 based on the closing price of such common stock on June 30, 2011, which was $6.39 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,544,160 shares of common stock, outstanding at February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2011 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2012 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 3, 2012 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

		Notice of 2012
		Annual Meeting,
	2011 Form	Proxy Statement
	10-K	and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 12	N/A
Item 1A - Risk Factors	12 - 21	N/A
Item 1B - Unresolved Staff Comments	21	N/A
Item 2 - Properties	22	N/A
Item 3 - Legal Proceedings	22	N/A
Item 4 - Mine Safety Disclosures	22	N/A

PART II
Item 5 - Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	23 - 25	N/A
Item 6 - Selected Financial Data	25	A-3
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	25	A-4 - A-27
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	25	A-26 - A-27
Item 8 - Financial Statements and Supplementary Data	26	A-28 - A-63
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	26	N/A
Item 9A - Controls and Procedures	26	N/A
Item 9B - Other Information	27	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	28	A-64
Item 11 - Executive Compensation	28	17 - 28
Item 12 - Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	27 - 28	5 - 7
Item 13 - Certain Relationships and Related Transactions
and Director Independence	28	27 - 29
Item 14 - Principal Accountant Fees and Services	28	29

PART IV
Item 15 - Exhibits and Financial Statement Schedules	29 - 32	N/A

Signatures	33	N/A

PART I

ITEM 1.        BUSINESS

General

Peoples Bancorp of North Carolina, Inc. (the “Company”), was formed in 1999 to serve as the holding company for Peoples Bank (the “Bank”).  The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The Company’s principal source of income is dividends declared and paid by the Bank on its capital stock.  The Company has no operations and conducts no business of its own other than owning the Bank and Community Bank Real Estate Solutions, LLC ("CBRES").  Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 22 banking offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  At December 31, 2011, the Company had total assets of $1.1 billion, net loans of $653.9 million, deposits of $827.1 million, total securities of $327.1 million, and shareholders’ equity of $103.0 million.

The Bank operates four offices focused on the Latino population under the name Banco de la Gente (“Banco”).  These offices are operated as a division of the Bank.  Banco offers normal and customary banking services as are offered in the Bank’s other branches such as the taking of deposits and the making of loans and therefore is not considered a reportable segment of the Company.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans.  Real estate loans are predominately variable rate commercial property loans, which include residential development loans to commercial customers.  Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio.  The majority of the Bank’s deposit and loan customers are individuals and small to medium-sized businesses located in the Bank’s market area.  The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank’s Banco offices.  Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-27 of the Annual Report, which is included in this Form 10-K as Exhibit 13.

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”).

At December 31, 2011, the Company employed 247 full-time employees and 45 part-time employees, which equated to 277 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company.  The Bank has two subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc.  Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services.  Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services.

In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.  All of the common securities of PEBK Trust II are owned by the Company.  The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points.  The proceeds received by the Company from the sale of the junior subordinated debentures were used in December 2006 to repay the trust preferred securities issued in December 2001 by PEBK Capital Trust, a wholly owned Delaware statutory trust of the Company, and for general purposes.  The debentures represent the sole asset of PEBK Trust II.  PEBK Trust II is not included in the consolidated financial statements.

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

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 28, 2036, or upon earlier redemption as provided in the indenture.  The Company had the right to redeem the debentures purchased by PEBK Trust II, in whole or in part, on or after June 28, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

The Company established a new subsidiary, CBRES, in 2009. CBRES serves as a “clearing-house” for appraisal services for community banks.  Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property is located.  This type of service ensures that the appraisal process remains independent from the financing process within the bank.

Market Area

The Bank’s primary market consists of the communities in an approximately 50-mile radius around its headquarters office in Newton, North Carolina.  This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County.  The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.  The Bank has two Banco offices in Mecklenburg County, one Banco office in Union County and one Banco office in Wake County specifically designed to serve the growing Latino market.

Employment in the Bank’s primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities.  Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, Catawba Valley Medical Center, Merchant Distributors, Inc (wholesale food distributor), Catawba County, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Cable Systems (manufacturer of fiber optic cable and accessories), Ethan Allen (furniture manufacturer), CV Industries (furniture manufacturer) and Hickory Public Schools.

Competition

The Bank has operated in the Catawba Valley region for 100 years and is the only financial institution headquartered in Newton.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2011 comparative data, the Bank had 23.18% of the deposits in Catawba County, placing it second in deposit size among a total of 13 banks with branch offices in Catawba County; 14.44% of the deposits in Lincoln County, placing it third in deposit size among a total of ten banks with branch offices in Lincoln County and 13.60% of the deposits in Alexander County, placing it fourth in deposit size among a total of seven banks with branch offices in Alexander County.

The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  The Bank’s deposit base has grown principally due to economic growth in the Bank’s market area coupled with the implementation of new and competitive deposit products. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank experiences strong competition for loans from commercial banks and mortgage banking companies.  The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers.  Competition is increasing as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

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

General.  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default.  For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan.  The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve.  Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds.  The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina.  Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”) gave the U.S. Department of Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced.  The first program implemented by the UST is the Capital Purchase Program (“CPP”).  Pursuant to this program, the UST, on behalf of the U.S. government, is authorized to purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company.  The investment will have a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter. During the time the UST holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance.  Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities.  As described further herein, the Company elected to participate in the CPP and received $25.1 million pursuant to the program.

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

Additionally, ARRA amends Section 111 of EESA to require the UST to adopt additional standards with respect to executive compensation and corporate governance for CPP recipients, which are set forth in the TARP Standards for Compensation and Corporate Governance: Interim Final Rule (“Interim Final Rule”), adopted by the UST on June 15, 2009.  Among the executive compensation and corporate governance provisions included in ARRA and the Interim Final Rule are the following:

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

•
a provision that allows the UST to review compensation paid prior to enactment of ARRA to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of EESA, CPP or otherwise contrary to the public interest.

Dodd-Frank Wall Street Reform and Consumer Protection Act.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank.  The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection, established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting and implementing regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter.  Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Capital Adequacy Guidelines for Holding Companies.  The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more.  Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%.  At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items.  The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.  In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.  The Company exceeded all applicable capital adequacy guidelines as of December 31, 2011.  At December 31, 2011, the Company’s Tier I risk-based capital and total risk-based capital were 16.10% and 17.38%, respectively.

Capital Requirements for the Bank.  The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock.  As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC.  Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.  The Bank exceeded all applicable capital adequacy guidelines as of December 31, 2011.  At December 31, 2011, the Bank’s Tier I risk-based capital and total risk-based capital were 13.76% and 15.04%, respectively.

Dividend and Repurchase Limitations.  The Company must obtain Federal Reserve approval prior to repurchasing its Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.  Due to the Company’s participation in the CPP, UST approval is required for the Company to repurchase shares of outstanding common stock.

Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.

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

Under the terms of the CPP, the UST has a preferential right to the payment of cumulative dividends on its Series A preferred stock.  No dividends are permitted to be paid to common shareholders unless all accrued and unpaid dividends for all past dividend periods on the Series A preferred stock are fully paid. Any increase in dividends to common shareholders above the amount last declared prior to December 23, 2008 ($0.12 per share quarterly in the case of the Company) is subject to the consent of the UST for the first three years of the CPP preferred stock investment.

Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; and due to extraordinary circumstances, extended the time within which the reserve ratio must be returned to 1.15 percent from five to seven years. The Bank’s base assessment averaged 12.94 basis points in 2009.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The Bank incurred an expense of $453,000 in 2009 as a result of the special assessment.

On November 12, 2009, the FDIC amended its regulations requiring certain insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The Bank’s prepaid assessment for these periods was $5.0 million and was paid on December 30, 2009, along with its regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. The prepayment has been treated as a prepaid expense on the books of the Bank, and will be recognized as expense in the period for which the assessments are effective.

The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

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

Federal Home Loan Bank System.  The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2011, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of  “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted during July 2010.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions.  The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized."  Under the regulations, an institution is considered: (A) "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure; (B) “adequately capitalized” if it has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating); (C) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (D) “significantly undercapitalized” if it has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (E) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.  At December 31, 2011, the Bank has requisite capital levels to qualify as “well capitalized”.

Changes in Control.  The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.  Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company.  Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company.  Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended from time to time (the "Exchange Act"), or the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law.  The Company has registered its common stock with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Exchange Act.  As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders.  Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below).  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution.  Any “interested” director may not participate in the voting.  The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank.  The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.  The Dodd-Frank Act also enhances requirements relating to transactions with affiliates.

Loans to One Borrower. The Bank is subject to the Commissioner’s loans to one borrower limits which are substantially the same as those applicable to national banks.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank.  At December 31, 2011, this limit was $16.8 million.    This limit is increased by an additional 10% of the Bank’s unimpaired capital and unimpaired surplus, or $11.2 million as of December 31, 2011, for loans and extensions of credit that are fully secured by readily marketable collateral.

Gramm-Leach-Bliley Act.  The federal Gramm-Leach-Bliley Act (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries.  The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.  In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors, which were more able to expand their service and products than smaller, community-oriented financial institutions, such as the Bank.

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”) was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001.  The Patriot Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts.  The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Interstate Banking and Branching.  The BHCA was amended by the Interstate Banking Act.  The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 is federal legislation issued to address accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act has been wide-ranging as it applied to all public companies and imposed significant new requirements for public company governance and disclosure requirements.

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

Limits on Rates Paid on Deposits and Brokered Deposits.  FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area.  Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.

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

Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

Future Requirements. Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions, are introduced regularly.  Neither the Company nor the Bank can predict whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company or the Bank may be affected by such statute or regulation.

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

 Risks Related to Recent Economic Conditions and Governmental Response:

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.
The global, U.S. and North Carolina economies are continuing to experience significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets that first occurred during 2008. Since 2008, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;
•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;
•	a decrease in deposit balances due to overall reductions in the accounts of customers;
•	an impairment of certain intangible assets or investment securities;
•	a decreased ability to raise additional capital on terms acceptable to us or at all; or
•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected.

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations.
Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are having an effect on us. For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to quantify what specific impact the Dodd-Frank Act and related regulations have had on the Company to date and what impact yet to be written regulations will have on us in the future. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Increases in FDIC insurance premiums may adversely affect our net income and profitability.
Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the FDIC has instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000), and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009.  The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

The capital and credit markets have experienced unprecedented levels of volatility.
During the economic downturn, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on financial institution stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, the Company’s ability to access capital could be materially impaired. The Company’s inability to access the capital markets could constrain the Bank’s ability to make new loans, to meet the Bank’s existing lending commitments and, ultimately jeopardize the Bank’s overall liquidity and capitalization.

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation or regulations intended to strengthen the U.S. financial system, could adversely affect us.
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

The limitations on incentive compensation contained in the ARRA and subsequent regulations may adversely affect our ability to retain our highest performing employees.
In the case of a company such as us that received CPP funds, the ARRA, and subsequent regulations issued by the UST, contain restrictions on bonus and other incentive compensation payable to the company’s senior executive officers. As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber. If this were to occur, our businesses and results of operations could be adversely affected.

The soundness of other financial institutions could adversely affect us.
Since 2008, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

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

From time to time, we may utilize derivative financial instruments, primarily to hedge our exposure to changes in interest rates, but also to hedge cash flow. By entering into these transactions and derivative instrument contracts, we expose ourselves to counterparty credit risk in the event of default of our counterparty or client. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty. Nonetheless, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

Market developments may adversely affect our industry, business and results of operations.
Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a consequence, the Company has experienced significant challenges, its credit quality deteriorated and its net income and results of operations were adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date the Company and the Bank remain “well capitalized,” we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Business:

Loss of key personnel could adversely impact results.
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 18 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

Our allowance for loan losses may be insufficient and could therefore reduce earnings.
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

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. Government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be limited.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment in the markets where the Company operates, in the State of North Carolina and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2009, 2010 and 2011, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in the State of North Carolina will continue to have an adverse impact on many households and businesses for the foreseeable future. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Bank faces strong competition from other banks and financial institutions which can hurt its business.
The financial services industry is highly competitive.  The Bank competes against commercial banks, savings banks, savings and loan associations, credit unions, mortgage banks, brokerage firms, investment advisory firms, insurance companies and other financial institutions. Many of these entities are larger organizations with significantly greater financial, management and other resources than the Bank has.  Moreover, one national money center commercial bank is headquartered in Charlotte, North Carolina, only 40 miles from the Bank’s primary market area.

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
In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issues, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. In assessing the future ability of the Company to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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
We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. We have policies and procedures designed with the intention to prevent or limit the effect of the failure, interruption, or security breach of our information systems. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition , results of operations and business.

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
At December 31, 2011, our non-performing assets (which consist of non-accruing loans, loans 90+ days delinquent, and foreclosed real estate assets) totaled $32.1 million or 3.01% of total assets, compared to $46.9 million or 4.40% of total assets at December 31, 2010 and $28.8 million or 2.74% of total assets at December 31, 2009.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, the write down of the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.  Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Our loan portfolio includes loans with a higher risk of loss.
We originate commercial real estate loans, acquisition, development and construction (“AD&C”) loans, and residential mortgage loans primarily within our market area.  Commercial real estate, commercial, and AD&C loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2011, commercial real estate loans, including multi-family loans, comprised approximately 33% of our total loan portfolio.

•
Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2011, commercial loans comprised approximately 9% of our total loan portfolio.

•
AD&C Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2011, AD&C loans comprised approximately 14% of our total loan portfolio.

•
Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  As of December 31, 2011, consumer loans comprised approximately 4% of our total loan portfolio.

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

Under the terms of the CPP, the UST has a preferential right to the payment of cumulative dividends on the CPP Series A preferred stock.  No dividends are permitted to be paid to common shareholders unless all accrued and unpaid dividends for all past dividend periods on the Series A preferred stock are fully paid.  Any increase in dividends to common shareholders above the amount last declared prior to December 23, 2008 ($0.12 per share quarterly in the case of the Company) is subject to the consent of the UST for the first three years of the CPP preferred stock investment.

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
The Company’s common stock is traded on the NASDAQ Global Market.  However, the trading volume of the Company’s common stock is relatively low when compared with more seasoned companies listed on the NASDAQ Capital Market, NASDAQ Global Select Market, or other consolidated reporting systems or stock exchanges.  Thus, the market in the Company’s common stock may be limited in scope relative to other larger companies.  In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

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
 On December 23, 2008, we issued and sold (i) 25,054 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A preferred stock and (ii) a warrant to purchase 357,234 shares of our common stock to the UST as part of the CPP. Prior to December 23, 2013, unless we have redeemed all of the Series A preferred stock or the UST has transferred all of the Series A preferred stock to a third party, the Purchase Agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a maximum quarterly dividend of $0.12 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities.  In addition, unless we are able to redeem the Series A preferred stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%.  Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

We may reduce or eliminate dividends on our common stock.
Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not entitled to receive dividends.  Downturns in the domestic and global economies could cause our Board of Directors to consider, among other things, reducing or eliminating dividends paid on our common stock.  This could adversely affect the market price of our common stock.  Because of our agreements with the UST as part of the CPP under the TARP, prior to December 23, 2013, or the date on which the UST’s Series A preferred stock investment has been fully redeemed or transferred, if earlier, we may not pay quarterly dividends on our common stock greater than $0.12 per share without the UST’s consent.  In addition, we may not pay dividends on our common stock unless all accrued and unpaid dividends for all past dividend periods are fully paid on our outstanding preferred stock issued to the UST.  Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends before declaring or paying any dividends.  Dividends also may be limited as a result of safety and soundness considerations.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

At December 31, 2011, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 22 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  The following table sets forth certain information regarding the Bank’s properties at December 31, 2011.

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

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market, under the symbol “PEBK.”  Market makers for the Company’s shares include Scott and Stringfellow, Inc. and Sterne Agee & Leach.

Although the payment of dividends by the Company is subject to certain requirements and limitations of North Carolina corporate law, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  However, the ability of the Company to pay dividends and repurchase shares may be dependent upon, among other things, the Company’s receipt of dividends from the Bank.  The Bank’s ability to pay dividends is limited.  North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay.   Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law.   Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).   Based on its current financial condition, the Bank does not expect that this provision will have any impact on the Bank’s ability to pay dividends.  Due to the Company’s participation in the CPP, the full dividend for the latest completed CPP dividend period must be declared and paid in full before dividends may be paid to common shareholders and UST approval is required for any increase in common dividends per share.  See Supervision and Regulation under Item 1 Business.

As of March 16, 2012, the Company had 723 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.   The market price for the Company’s common stock was $8.24 on March 16, 2012.

The following table presents certain market and dividend information for the last two fiscal years.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Market and Dividend Data
				Cash Dividend
2011		Low Bid	High Bid	Per Share
	First Quarter	$5.20	7.27	0.02

	Second Quarter	$5.55	7.20	0.02

	Third Quarter	$4.22	6.68	0.02

	Fourth Quarter	$4.11	5.96	0.02

				Cash Dividend
2010		Low Bid	High Bid	Per Share
	First Quarter	$4.51	6.26	0.02

	Second Quarter	$4.80	7.84	0.02

	Third Quarter	$4.48	5.50	0.02

	Fourth Quarter	$4.46	6.12	0.02

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index.  The graph was prepared by SNL Securities, L.C., Charlottesville, Virginia, using data as of December 31, 2011.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

    The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2011	-		$-	-	-

February 1 - 28, 2011	2,080		6.33	-	-

March 1 - 31, 2011	740		7.10	-	-

April 1 - 30, 2011	-		-	-	-

May 1 - 31, 2011	2,640		6.56	-	-

June 1 - 30, 2011	-		-	-	-

July 1 - 31, 2011	-		-	-	-

August 1 - 31, 2011	3,435		4.90	-	-

September 1 - 30, 2011	-		-	-	-

October 1 - 31, 2011	-		-	-	-

November 1 - 30, 2011	1,830		5.71	-	-

December 1 - 31, 2011	1,040		5.63	-	-

Total	11,765	(1)	$5.89	-	-

(1) The Company purchased 11,765 shares on the open market in the year ended December 31, 2011 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The Purchase Agreement with UST permits the Company to purchase its common stock on the open market pursuant to benefit plans.

ITEM 6.         SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which table is included in this Form 10-K as Exhibit (13).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-27 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-26 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data set forth on pages A-28 through A-63 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures (as defined in Rule 13A-15(e) promulgated under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the  Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management including the Chief Executive Officer and the Chief Financial Officer of the Company as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules that permit the Company to provide only management’s report in this annual report.

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

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Management Compensation” contained in the Proxy Statement, which sections are incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	79,017	$7.97	360,000
Equity compensation plans not approved by security holders	-	-	-
Total	79,017	$7.97	360,000

(1) Includes 79,017 stock options issued under the 1999 Omnibus Stock Option and Long Term Incentive Plan (the "1999 Omnibus Plan"), which are fully vested as of December 31, 2011.  Of the outstanding stock options, options to purchase a total of 72,966 options were granted on December 17, 2002; 3,630 options were granted on May 6, 2004; and 2,421 options were granted on December 16, 2004.

(2) The exercise prices for the grants of stock options under the 1999 Omnibus Plan on December 17, 2002; May 6, 2004 and December 16, 2004 are: $7.77; $10.31; and $10.57, respectively.  All prices and shares have been adjusted for the 10% stock dividends paid March 16, 2005 and June 16, 2006 and the three-for-two stock split paid June 15, 2007.

(3) Reflects shares authorized under the February 19, 2009 Omnibus Stock Ownership and Long Term Incentive Plan (the "2009 Omnibus Plan").  No shares have been issued under the 2009 Omnibus Plan as of December 31, 2011.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13)
and incorporated herein by reference)

	(a)	Report of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2011 and 2010

	(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2011, 2010 and
2009

	(d)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2011, 2010 and 2009

	(e)	Consolidated Statements of Comprehensive Income for the Years Ended December 31,
2011, 2010 and 2009

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010
and 2009

	(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

	Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

	Exhibit (3)(2)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

	Exhibit (3)(i)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

	Exhibit (3)(ii)	Amended and Restated Bylaws of the Registrant incorporated by reference to
Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

	Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to
Exhibit (4)(1) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the
United States Department of the Treasury, incorporated by reference to Exhibit
(10)(1) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Tony W. Wolfe, incorporated by reference to Exhibit (10)(a)(i) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony W.
Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Joseph F. Beaman, Jr., incorporated by reference to Exhibit (10(b)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and William D. Cable, Sr., incorporated by reference to Exhibit (10(c)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Lance A. Sellers, incorporated by reference to Exhibit (10(d)(i) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and A. Joseph Lampron, Jr., incorporated by reference to Exhibit (10(f)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
Lampron, Jr. dated March 18, 2010 incorporated by reference to Exhibit (10)(f)(ii)
to the Form 10-K filed with the Securities and Exchange Commission on March
25, 2010

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
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
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2011 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Porter Keadle Moore, LLC

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (99)(a)	Certification of the Principal Executive Officer Pursuant to Section 111 of the
Emergency Economic Stabilization Act of 2008

Exhibit (99)(b)	Certification of the Principal Financial Officer Pursuant to Section 111 of the
Emergency Economic Stabilization Act of 2008

Exhibit (101)	The following materials from the Company's 10-K Report for the annual period ended December 31, 2011, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Tony W. Wolfe
Tony W. Wolfe
President and Chief Executive Officer

Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony W. Wolfe	President and Chief Executive Officer	March 27, 2012
Tony W. Wolfe	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 27, 2012
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 27, 2012
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 27, 2012
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 27, 2012
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 27, 2012
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 27, 2012
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 27, 2012
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 27, 2012
Larry E. Robinson

/s/ William Gregory Terry	Director	March 27, 2012
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 27, 2012
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 27, 2012
Benjamin I. Zachary