Form 10-Q
period 2012-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2012-05-03
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,544,160 shares of common stock, outstanding at April 30, 2012.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2012 (Unaudited) and
	December 31, 2011 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2012 and 2011 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2012 and 2011 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2012 and 2011 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4T.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 5.	Other Information	39
Item 6.	Exhibits	39-42
Signatures		43
Certifications		44-46

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,”  “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)
	March 31,	December 31,
Assets	2012	2011
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$23,944	22,532
of $9,601 and $8,492
Interest bearing deposits	24,160	6,704
Cash and cash equivalents	48,104	29,236

Investment securities available for sale	299,303	321,388
Other investments	6,205	5,712
Total securities	305,508	327,100

Mortgage loans held for sale	6,256	5,146

Loans	658,343	670,497
Less allowance for loan losses	(16,612)	(16,604)
Net loans	641,731	653,893

Premises and equipment, net	16,629	16,896
Cash surrender value of life insurance	12,937	12,835
Other real estate	8,020	7,576
Accrued interest receivable and other assets	14,142	14,381
Total assets	$1,053,327	1,067,063

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$149,628	136,878
NOW, MMDA & savings	355,688	366,133
Time, $100,000 or more	176,428	193,045
Other time	126,055	131,055
Total deposits	807,799	827,111

Securities sold under agreements to repurchase	43,479	39,600
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	7,024	6,706
Total liabilities	948,921	964,036

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
25,054 shares in 2012 and 2011	24,793	24,758
Common stock, no par value; authorized 20,000,000 shares;
issued and outstanding 5,544,160 shares in 2012 and 2011	48,298	48,298
Retained earnings	27,817	26,895
Accumulated other comprehensive income	3,498	3,076
Total shareholders' equity	104,406	103,027

Total liabilities and shareholders' equity	$1,053,327	1,067,063

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three months ended March 31, 2012 and 2011

(Dollars in thousands, except per share amounts)

	2012	2011
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$8,425	9,614
Interest on investment securities:
U.S. Government sponsored enterprises,
including mortgage-backed securities	1,070	1,082
State and political subdivisions	800	805
Other	67	57
Total interest income	10,362	11,558

Interest expense:
NOW, MMDA & savings deposits	344	717
Time deposits	1,032	1,404
FHLB borrowings	690	744
Junior subordinated debentures	113	100
Other	39	79
Total interest expense	2,218	3,044

Net interest income	8,144	8,514

Provision for loan losses	2,049	2,950

Net interest income after provision for loan losses	6,095	5,564

Non-interest income:
Service charges	1,188	1,255
Other service charges and fees	599	582
Gain on sale of securities	527	1,075
Mortgage banking income	226	187
Insurance and brokerage commissions	135	108
Loss on sale and write-down of
other real estate	(189)	(250)
Miscellaneous	894	645
Total non-interest income	3,380	3,602

Non-interest expense:
Salaries and employee benefits	3,841	3,667
Occupancy	1,301	1,365
Other	2,129	2,368
Total non-interest expense	7,271	7,400

Earnings before income taxes	2,204	1,766

Income tax expense	545	405

Net earnings	1,659	1,361

Dividends and accretion of preferred stock	348	348

Net earnings available to common shareholders	$1,311	1,013

Basic net earnings per common share	$0.24	0.18
Diluted net earnings per common share	$0.24	0.18
Cash dividends declared per common share	$0.07	0.02

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)	(Unaudited)

Net earnings	$1,659	1,361

Other comprehensive income (loss):
Unrealized holding gains on securities
available for sale	1,216	473
Reclassification adjustment for gains on sales
and write-downs of securities available for sale
included in net earnings	(527)	(1,075)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	(384)

Total other comprehensive income (loss),
before income taxes	689	(986)

Income tax expense (benefit) related to other
comprehensive income (loss):

Unrealized holding gains on securities
available for sale	472	185
Reclassification adjustment for gains on sales
of securities available for sale
included in net earnings	(205)	(419)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	(150)

Total income tax expense (benefit) related to
other comprehensive income (loss)	267	(384)

Total other comprehensive income (loss),
net of tax	422	(602)

Total comprehensive income	$2,081	759

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$1,659	1,361
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,195	1,537
Provision for loan losses	2,049	2,950
Gain on sale of investment securities	(527)	(1,075)
Loss on sale of other real estate	57	97
Write-down of other real estate	132	250
Restricted stock expense	4	7
Change in:
Mortgage loans held for sale	(1,110)	1,399
Cash surrender value of life insurance	(102)	(60)
Other assets	(245)	474
Other liabilities	318	181

Net cash provided by operating activities	4,430	7,121

Cash flows from investing activities:
Purchases of investment securities available for sale	(12,437)	(39,988)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	13,638	9,881
Proceeds from sales of investment securities available for sale	20,437	30,440
Purchases of other investments	(493)	(215)
Net change in loans	8,800	9,457
Purchases of premises and equipment	(266)	(340)
Proceeds from sale of other real estate	893	2,472

Net cash provided by investing activities	30,572	11,707

Cash flows from financing activities:
Net change in deposits	(19,312)	268
Net change in demand notes payable to U.S. Treasury	-	(757)
Net change in securities sold under agreement to repurchase	3,879	4,352
Proceeds from FHLB borrowings	25,400	5,000
Repayments of FHLB borrowings	(25,400)	(5,000)
Restricted stock payout	-	9
Cash dividends paid on Series A preferred stock	(313)	(313)
Cash dividends paid on common stock	(388)	(111)

Net cash (used) provided by financing activities	(16,134)	3,448

Net change in cash and cash equivalent	18,868	22,276

Cash and cash equivalents at beginning of period	29,236	23,977

Cash and cash equivalents at end of period	$48,104	46,253

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,709	3,076
Income taxes	$540	-

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(422)	368
Change in unrealized gain on derivative financial
instruments, net	$-	234
Transfer of loans to other real estate and repossessions	$1,635	2,991
Financed portion of sale of other real estate	$322	487
Accretion of Series A preferred stock	$35	35

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly-owned subsidiaries, Peoples Bank (the “Bank”) and Community Bank Real Estate Solutions, LLC, along with the Bank’s wholly-owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. ("REAS")  (collectively called the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2012 Annual Meeting of Shareholders.

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU No. 2011-02 provides additional guidance for determining what constitutes a troubled debt restructuring.  ASU No. 2011-02 is effective for interim and annual periods ending after June 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU No. 2011-04 is intended to result in convergence between GAAP and IFRS requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP.  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU  No. 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011.  Because ASU No. 2011-05 impacts presentation only, it has no impact on the Company’s results of operations or financial position.

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU No. 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  This deferral is temporary until  FASB reconsiders the operational concerns and needs of financial statement users.  FASB has not yet established a timetable for its reconsideration.  Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements.  The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains for both annual and interim reporting.  Because ASU No. 2011-12 impacts presentation only, it will have no impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at March 31, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$193,998	2,016	471	195,543
U.S. Government
sponsored enterprises	3,193	94	-	3,287
State and political subdivisions	92,842	3,709	75	96,476
Corporate bonds	1,542	18	-	1,560
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	439	-	1,187
Total	$293,573	6,276	546	299,303

(Dollars in thousands)
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$213,378	1,371	1,056	213,693
U.S. Government
sponsored enterprises	7,429	265	-	7,694
State and political subdivisions	92,996	4,157	56	97,097
Corporate bonds	546	-	3	543
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	363	-	1,111
Total	$316,347	6,156	1,115	321,388

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2012 and December 31, 2011 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$60,846	435	3,063	36	63,909	471
State and political subdivisions	5,767	75	-	-	5,767	75
Total	$66,613	510	3,063	36	69,676	546

(Dollars in thousands)

(Dollars in thousands)
	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$95,122	991	4,125	65	99,247	1,056
State and political subdivisions	4,444	56	-	-	4,444	56
Corporate bonds	542	3	-	-	542	3
Total	$100,108	1,050	4,125	65	104,233	1,115

At March 31, 2012, unrealized losses in the investment securities portfolio relating to debt securities totaled $546,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2012 tables above, seven out of 138 securities issued by state and political subdivisions contained unrealized losses and 27 out of 98 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$5,303	5,367
Due from one to five years	14,000	14,298
Due from five to ten years	67,926	70,602
Due after ten years	11,598	12,306
Mortgage-backed securities	193,998	195,543
Equity securities	748	1,187
Total	$293,573	299,303

Proceeds from sales of securities available for sale during three months ended March 31, 2012 were $20.4 million and resulted in gross gains of $527,000.  Proceeds from sales of securities available for sale during the three months ended March 31, 2011 were $30.4 million and resulted in gross gains of $1.1 million.

Securities with a fair value of approximately $82.7 million and $83.6 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)
	March 31, 2012	December 31, 2011
Real estate loans
Construction and land development	$90,838	93,812
Single-family residential	260,037	267,051
Commercial	212,124	214,415
Multifamily and farmland	4,453	4,793
Total real estate loans	567,452	580,071

Commercial loans (not secured by real estate)	62,020	60,646
Consumer loans (not secured by real estate)	10,277	10,490
All other loans (not secured by real estate)	18,594	19,290

Total loans	658,343	670,497

Less allowance for loan losses	16,612	16,604

Total net loans	$641,731	653,893

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg, Union and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2012 and December 31, 2011:

March 31, 2012
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$3,969	3,226	7,195	83,643	90,838	-
Single-family residential	14,413	4,138	18,551	241,486	260,037	1,023
Commercial	1,118	376	1,494	210,630	212,124	-
Multifamily and farmland	-	-	-	4,453	4,453	-
Total real estate loans	19,500	7,740	27,240	540,212	567,452	1,023

Commercial loans (not secured by real estate)	681	87	768	61,252	62,020	-
Consumer loans (not secured by real estate)	96	36	132	10,145	10,277	-
All other loans (not secured by real estate)	-	-	-	18,594	18,594	-
Total loans	$20,277	7,863	28,140	630,203	658,343	1,023

December 31, 2011
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$10,033	3,338	13,371	80,441	93,812	-
Single-family residential	16,536	6,189	22,725	244,326	267,051	2,709
Commercial	1,002	958	1,960	212,455	214,415	-
Multifamily and farmland	13	-	13	4,780	4,793	-
Total real estate loans	27,584	10,485	38,069	542,002	580,071	2,709

Commercial loans (not secured by real estate)	576	9	585	60,061	60,646	-
Consumer loans (not secured by real estate)	116	36	152	10,338	10,490	-
All other loans (not secured by real estate)	-	-	-	19,290	19,290	-
Total loans	$28,276	10,530	38,806	631,691	670,497	2,709

The following table presents the Company’s non-accrual loans as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)
	March 31, 2012	December 31, 2011
Real estate loans
Construction and land development	$16,204	13,257
Single-family residential	5,480	5,522
Commercial	1,758	2,451
Multifamily and farmland	-	-
Total real estate loans	23,442	21,230

Commercial loans (not secured by real estate)	473	403
Consumer loans (not secured by real estate)	66	152
Total	$23,981	21,785

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.   Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans amounted to $32.2 million, $19.1 million and $30.6 million at March 31, 2012, March 31, 2011 and December 31, 2011, respectively.  Interest income recognized on accruing impaired loans was $422,000, $301,000 and $1.7 million for the three months ended March 31, 2012, the three months ended March 31, 2011 and the year ended December 31, 2011, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as impaired.

The following tables present the Company’s impaired loans as of March 31, 2012 and December 31, 2011:

March 31, 2012
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$30,523	15,798	5,747	21,545	3,303	15,152
Single-family residential	29,793	649	28,502	29,151	1,506	27,253
Commercial	4,179	1,399	2,663	4,062	57	4,538
Multifamily and farmland	-	-	-	-	-	206
Total impaired real estate loans	64,495	17,846	36,912	54,758	4,866	47,149

Commercial loans (not secured by real estate)	1,173	408	736	1,144	25	1,135
Consumer loans (not secured by real estate)	73	28	41	69	1	110
Total impaired loans	$65,741	18,282	37,689	55,971	4,892	48,394

December 31, 2011
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$28,721	14,484	6,098	20,582	3,264	17,848
Single-family residential	26,382	969	24,719	25,688	1,427	25,102
Commercial	7,717	3,845	3,139	6,984	77	4,518
Multifamily and farmland	209	-	209	209	1	214
Total impaired real estate loans	63,029	19,298	34,165	53,463	4,769	47,682

Commercial loans (not secured by real estate)	1,111	-	1,083	1,083	26	1,485
Consumer loans (not secured by real estate)	157	-	152	152	2	140
Total impaired loans	$64,297	19,298	35,400	54,698	4,797	49,307

Changes in the allowance for loan losses for the three months ended March 31, 2012 and the year ended December 31, 2011 were as follows:

Three months ended March 31, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer and All Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$7,182	5,357	1,731	13	1,029	255	1,037	16,604
Charge-offs	(1,851)	(278)	(71)	-	(239)	(157)	-	(2,596)
Recoveries	118	2	374	-	5	56	-	555
Provision	1,431	200	(600)	-	209	96	713	2,049
Ending balance	$6,880	5,281	1,434	13	1,004	250	1,750	16,612

Ending balance: individually
evaluated for impairment	$967	1,356	-	-	-	-	-	2,323
Ending balance: collectively
evaluated for impairment	5,913	3,925	1,434	13	1,004	250	1,750	14,289
Ending balance	$6,880	5,281	1,434	13	1,004	250	1,750	16,612

Loans:
Ending balance	$90,838	260,037	212,124	4,453	62,020	28,871	-	658,343

Ending balance: individually
evaluated for impairment	$21,045	23,963	3,357	-	408	28	-	48,801
Ending balance: collectively
evaluated for impairment	$69,793	236,074	208,767	4,453	61,612	28,843	-	609,542

Year ended December 31, 2011
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer and All Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,774	6,097	1,409	17	1,174	430	592	15,493
Charge-offs	(7,164)	(2,925)	(1,271)	-	(314)	(586)	-	(12,260)
Recoveries	241	201	24	-	121	152	-	739
Provision	8,331	1,984	1,569	(4)	48	259	445	12,632
Ending balance	$7,182	5,357	1,731	13	1,029	255	1,037	16,604

Ending balance: individually
evaluated for impairment	$1,250	1,289	-	-	-	-	-	2,539
Ending balance: collectively
evaluated for impairment	5,932	4,068	1,731	13	1,029	255	1,037	14,065
Ending balance	$7,182	5,357	1,731	13	1,029	255	1,037	16,604

Loans:
Ending balance	$93,812	267,051	214,415	4,793	60,646	29,780	-	670,497

Ending balance: individually
evaluated for impairment	$20,280	20,661	3,845	-	-	-	-	44,786
Ending balance: collectively
evaluated for impairment	$73,532	246,390	210,570	4,793	60,646	29,780	-	625,711

The Company utilizes an internal risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 9.  These risk grades are evaluated on an ongoing basis.  A description of the general characteristics of the nine risk grades is as follows:

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

•
Risk Grade 8 – Doubtful: Loans classified as Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

•
Risk Grade 9 – Loss: Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be realized in the future. Loss is a temporary grade until the appropriate authority is obtained to charge the loan off.

The following tables present the credit risk profile of each loan type based on internally assigned risk grade as of March 31, 2012 and December 31, 2011.

March 31, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer	All Other	Total

1- Excellent Quality	$195	26,054	-	-	797	1,290	-	28,336
2- High Quality	4,829	61,918	24,270	46	9,766	4,169	2,683	107,681
3- Good Quality	27,569	93,117	129,046	3,114	36,218	4,140	15,905	309,109
4- Management Attention	26,675	48,119	46,445	363	13,621	372	6	135,601
5- Watch	14,503	11,550	2,981	726	614	98	-	30,472
6- Substandard	17,067	19,279	9,382	204	1,004	208	-	47,144
7- Low Substandard	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	-	-	-	-
Total	$90,838	260,037	212,124	4,453	62,020	10,277	18,594	658,343

December 31, 2011
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer	All Other	Total

1- Excellent Quality	$197	25,474	-	-	715	1,344	-	27,730
2- High Quality	5,183	64,817	25,506	50	8,801	4,070	2,774	111,201
3- Good Quality	27,675	100,388	136,137	3,448	36,585	4,259	16,509	325,001
4- Management Attention	28,138	50,253	40,312	358	12,882	429	7	132,379
5- Watch	15,923	11,767	2,795	728	622	89	-	31,924
6- Substandard	16,696	14,352	9,665	209	1,041	154	-	42,117
7- Low Substandard	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	-	145	-	145
Total	$93,812	267,051	214,415	4,793	60,646	10,490	19,290	670,497

At March 31, 2012, TDR loans amounted to $25.6 million, including $617,000 in performing TDR loans.  Effective March 31, 2012, performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  Previously reported TDR amounts reflect cumulative TDR loans from prior periods in addition to current year TDR loans.  At December 31, 2011, TDR loans amounted to $44.1 million, including $15.1 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

The following table presents an analysis of TDR loans by loan type as of March 31, 2012 and December 31, 2011.

March 31, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans
Construction and land development	25	$18,652	11,825
Single-family residential	117	12,969	11,549
Commercial	9	3,649	1,759
Total real estate TDR loans	151	35,270	25,133

Commercial loans (not secured by real estate)	9	601	391
Consumer loans (not secured by real estate)	6	151	55
Total TDR loans	166	$36,022	25,579

December 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans
Construction and land development	29	$19,762	12,840
Single-family residential	241	25,541	24,846
Commercial	15	7,200	5,013
Multifamily and Farmland	1	322	209
Total real estate TDR loans	286	52,825	42,908

Commercial loans (not secured by real estate)	21	1,711	1,083
Consumer loans (not secured by real estate)	8	124	142
Total TDR loans	315	$54,660	44,133

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three months ended March 31, 2012 and 2011 is as follows:

For the three months ended March 31, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,311	5,544,160	$0.24
Effect of dilutive securities:
Stock options	-	-
Diluted earnings per common share	$1,311	5,544,160	$0.24

For the three months ended March 31, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,013	5,541,542	$0.18
Effect of dilutive securities:
Stock options	-	1,552
Diluted earnings per common share	$1,013	5,543,094	$0.18

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vested over a five-year period.  Options granted subsequent to 1999 vested over a three-year period.  All options expire ten years after issuance.  The Company did not grant any options during the three months ended March 31, 2012 and 2011.

The Company granted 3,000 shares of restricted stock in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 shares of restricted stock at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 shares of restricted stock at a fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31,2012, there was no unrecognized compensation cost related to 2007 and 2008 restricted stock grants.

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

The Company granted 29,514 shares of restricted stock in March 2012 at a grant date fair value of $7.90 per share. The Company recognizes compensation expense on the restricted stock over the period of time the restrictions are in place (five years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31, 2012, there was $235,000 of total unrecognized compensation cost related to 2012 restricted stock grants.

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

Loans
The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.   Loans are included in the Level 3 fair value category, as the pricing of loans is more subjective than the pricing of other financial instruments.

Cash Surrender Value of Life Insurance
For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

Derivative Instruments
For derivative instruments, fair value is estimated as the amount that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

Deposits
The fair value of demand deposits, interest-bearing demand deposits and savings is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The following tables present the balance of securities available for sale, mortgage loans held for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)
	March 31, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$195,543	-	195,543	-
U.S. Government
sponsored enterprises	$3,287	-	3,287	-
State and political subdivisions	$96,476	-	96,476	-
Corporate bonds	$1,560	-	1,560	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,187	1,187	-	-
Mortgage loans held for sale	$6,256	-	6,256	-

(Dollars in thousands)
	December 31, 2011
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$213,693	-	208,349	5,344
U.S. Government
sponsored enterprises	$7,694	-	7,694	-
State and political subdivisions	$97,097	-	97,097	-
Corporate bonds	$543	-	543	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,111	1,111	-	-
Mortgage loans held for sale	$5,146	-	5,146	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2012.   Transfers out of Level 3 during the three months ended March 31, 2012 are attributable to one available for sale security reported in Level 3 at December 31, 2011 because market pricing was unavailable from the Bank's third party bond accounting provider at that time.  This security was reported in Level 2 at March 31, 2012, as the market valuation was provided by the Bank's third party bond accounting provider.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$6,594
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	(5,344)
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s March 31, 2012 and December 31, 2011 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements March 31, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2012
Impaired loans	$51,079	-	346	50,733	(2,506)
Other real estate	$8,020	-	-	8,020	(189)

(Dollars in thousands)
	Fair Value Measurements December 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2011
Impaired loans	$49,901	-	431	49,470	(11,864)
Other real estate	$7,576	-	-	7,576	(1,322)

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$48,104	48,104	-	-	48,104
Investment securities available for sale	299,303	1,187	296,866	1,250	299,303
Other investments	6,205	-	-	6,205	6,205
Mortgage loans held for sale	6,256	-	6,256	-	6,256
Loans, net	641,731	-	-	635,671	635,671
Cash surrender value of life insurance	12,937	-	12,937	-	12,937

Liabilities:
Deposits	$807,799	-	807,139	-	807,139
Securities sold under agreements
to repurchase	43,479	-	43,479	-	43,479
FHLB borrowings	70,000	-	75,525	-	75,525
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)
	December 31, 2011
	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$29,236	29,236
Investment securities available for sale	321,388	321,388
Other investments	5,712	5,712
Mortgage loans held for sale	5,146	5,146
Loans, net	653,893	648,640
Cash surrender value of life insurance	12,835	12,835

Liabilities:
Deposits and demand notes payable	$827,111	826,810
Securities sold under agreements
to repurchase	39,600	39,600
FHLB borrowings	70,000	75,046
Junior subordinated debentures	20,619	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2012.

Fair Values of Derivative Instruments on the Balance Sheet
The Company did not have any interest rate derivatives outstanding as of March 31, 2012 and December 31, 2011.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of March 31, 2012.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2012 and 2011.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statement of earnings for the three months ended March 31, 2012 and 2011.

(Dollars in thousands)

	Amount of Gain		Location of Gain	Amount of Gain
	(Loss) Recognized in		(Loss) Reclassified	(Loss) Reclassified
	Accumulated OCI on		from Accumulated	from Accumulated
	Derivatives		OCI into Income	OCI into Income
	Three months ended			Three months ended
	March 31,			March 31,
	2012	2011		2012	2011
Interest rate derivative contracts	$ -	$ (10)	Interest income	$ -	$ 374

Subsequent Events
The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.  Management has concluded that there were no material subsequent events.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-28  through A-63 of the Company’s 2011 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2012 Annual Meeting of Shareholders.

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Union and Wake counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

Economic conditions in 2012 continue to have a negative impact on our financial condition and results of operations.  Unfavorable economic indicators, such as high unemployment, falling real estate prices and higher than normal levels of loan defaults demonstrate the difficult business conditions that are affecting the general economy and therefore our operating results.  The unemployment rates in our primary market area continue to be higher than state and national averages.

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

The Federal Reserve has maintained the Federal Funds Rate at 0.25% since December 2008.  This historically low rate has had a negative impact on earnings and will continue to have a negative impact on our net interest income in future periods.  The negative impact of low interest rates has been partially offset by earnings realized on interest rate contracts utilized by the Bank.  Additional information regarding the Bank’s interest rate contacts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the United States Department of the Treasury (“UST”) pursuant to the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of the Company’s common stock.  Proceeds from this issuance of Series A preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the warrant.  The discount recorded on the Series A preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of March 31, 2012, the Company has accreted a total of $443,000 of the discount related to the Series A preferred stock.  The Company has paid dividends of $313,000 on the Series A preferred stock during 2012 for the period from November 16, 2011 through February 15, 2012.  Cumulative undeclared dividends at March 31, 2012 were $157,000 for the period from February 16, 2012 through March 31, 2012.

The Series A preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A preferred stock may be redeemed at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Under the terms of the original Purchase Agreement, the Company could not redeem the Series A preferred shares until December 23, 2011 unless the total amount of the issuance, $25.1 million, was replaced with the same amount of other forms of capital that would qualify as Tier 1 capital.  However, with the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company can now redeem the Series A preferred shares at any time, if approved by the Company’s primary regulator.  The Series A preferred stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

The exercise price of the warrant is $10.52 per common share and it is exercisable at anytime on or before December 18, 2018.

The Company is subject to the following restrictions, among others, while the Series A preferred stock is outstanding: 1) the full dividend for the latest completed CPP dividend period must be declared and paid in full before dividends may be paid to common shareholders; and 2) the Company may not take tax deductions for any senior executive officer whose compensation is above $500,000.  There were additional restrictions on executive compensation added in the ARRA for companies participating in the TARP, including participants in the CPP.

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

 In March the UST conducted a first round of public auctions of preferred stock previously acquired by it under the CPP.  In this first round, the UST sold the preferred stock of six financial institutions at discounts ranging from 5.7% to 18.0%.  In two of these auctions, the financial institutions were able to purchase a portion of the preferred shares at a discount.  The Company is currently exploring the possibility of entering its preferred shares in a future auction.  If the Company's preferred shares are sold in a public auction, there is no guarantee that the Company will be given approval from the Federal Reserve to bid for all or some of its preferred shares.

The Company continues to face challenges resulting from the impact of the current economy on the housing and real estate markets.  We continue to monitor and evaluate all significant loans in our portfolio, and will continue to manage our credit risk exposure with the expectation that stabilization of the real estate market will not occur within the next 18 to 24 months.  The CPP funds have enhanced our capital position as the Company infused the Bank with $8.0 million of additional regulatory capital. The Company has $14.1 million available that can be infused into the Bank as additional capital if needed to maintain its position as a well capitalized bank.  We anticipate increased loan losses in the short run and have prepared for that expectation. We have experienced staff managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we believe we are well positioned to take advantage of opportunities that present themselves.  The amount and timing of any future Federal Reserve rate adjustment remains uncertain, and may further impact us if those adjustments are significant.

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2012 Annual Meeting of Shareholders.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of March 31, 2012.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2012 and 2011.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of earnings for the three months ended March 31, 2012 and 2011.

(Dollars in thousands)

	Amount of Gain		Location of Gain	Amount of Gain
	(Loss) Recognized in		(Loss) Reclassified	(Loss) Reclassified
	Accumulated OCI on		from Accumulated	from Accumulated
	Derivatives		OCI into Income	OCI into Income
	Three months ended			Three months ended
	March 31,			March 31,
	2012	2011		2012	2011
Interest rate derivative contracts	$-	$ (10)	Interest income	$ -	$ 374

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The tables below present the balance of securities available for sale, mortgage loans held for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)
	March 31, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$195,543	-	195,543	-
U.S. Government
sponsored enterprises	$3,287	-	3,287	-
State and political subdivisions	$96,476	-	96,476	-
Corporate bonds	$1,560	-	1,560	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,187	1,187	-	-
Mortgage loans held for sale	$6,256	-	6,256	-

(Dollars in thousands)
	December 31, 2011
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$213,693	-	208,349	5,344
U.S. Government
sponsored enterprises	$7,694	-	7,694	-
State and political subdivisions	$97,097	-	97,097	-
Corporate bonds	$543	-	543	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,111	1,111	-	-
Mortgage loans held for sale	$5,146	-	5,146	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2012:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$6,594
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or out of Level 3	(5,344)
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s March 31, 2012 and December 31, 2011 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements March 31, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2012
Impaired loans	$51,079	-	346	50,733	(2,506)
Other real estate	$8,020	-	-	8,020	(189)

(Dollars in thousands)
	Fair Value Measurements December 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2011
Impaired loans	$49,901	-	431	49,470	(11,864)
Other real estate	$7,576	-	-	7,576	(1,322)

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.   Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.   Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s TDR loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.   Accruing impaired loans amounted to $32.2 million, $19.1 million and $30.6 million at March 31, 2012, March 31, 2011 and December 31, 2011, respectively.  Interest income recognized on accruing impaired loans was $422,000, $301,000 and $1.7 million for the three months ended March 31, 2012, the three months ended March 31, 2011 and the year ended December 31, 2011, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as impaired.

Results of Operations
Summary.  Net earnings for the first quarter of 2012 were $1.7 million, or $0.30 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $1.4 million, or $0.25 basic and diluted net earnings per share for the same period one year ago.  After adjusting for $348,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended March 31, 2012 were $1.3 million, or $0.24 basic and diluted net earnings per common share as compared to $1.0 million, or $0.18 basic and diluted net earnings per common share for the same period one year ago.  The increase in first quarter earnings is attributable to a decrease in the provision for loan losses and a decrease in non-interest expense, which were partially offset by a decrease  in net interest income and a decrease in non-interest income.

The annualized return on average assets was 0.63% for the three months ended March 31, 2012 compared to 0.52% for the same period one year ago, and annualized return on average shareholders’ equity was 6.34% for the three months ended March 31, 2012 compared to 5.66% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.1 million for the three months ended March 31, 2012 compared to $8.5 million for the same period one year ago.  This decrease is primarily attributable to a decrease in interest income resulting from a decrease in loans and a decrease in the yield on interest bearing assets, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest bearing liabilities.

Interest income decreased $1.2 million or 10% for the three months ended March 31, 2012 compared with the same period one year ago.  The decrease was primarily due to a reduction in average loans.  The average yield on earning assets for the quarters ended March 31, 2012 and 2011 was 4.34% and 4.81%, respectively.  During the quarter ended March 31, 2012, average loans decreased $50.1 million to $671.6 million from $721.7 million for the three months ended March 31, 2011.  During the quarter ended March 31, 2012, average investment securities available for sale increased $45.3 million to $313.5 million from $268.2 million for the three months ended March 31, 2011 primarily due to the investment of additional funds received from loan repayments outpacing new loans disbursed.

Interest expense decreased $826,000 or 27% for the three months ended March 31, 2012 compared with the same period one year ago primarily due to lower cost of funds.  The average rate paid on interest-bearing checking and savings accounts was 0.39% for the three months ended March 31, 2012 as compared to 0.87% for the same period one year ago.  The average rate paid on certificates of deposits was 1.30% for the three months ended March 31, 2012 compared to 1.48% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2012 and 2011. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Interest and fees on loans	$671,580	8,425	5.05%	721,717	9,614	5.40%
Investments - taxable	212,219	1,061	2.01%	133,669	866	2.63%
Investments - nontaxable*	101,233	1,249	4.96%	134,549	1,494	4.50%
Other	12,815	24	0.75%	21,120	20	0.39%

Total interest-earning assets	997,847	10,759	4.34%	1,011,055	11,994	4.81%

Cash and due from banks	22,831			23,109
Other assets	55,877			49,468
Allowance for loan losses	(17,144)			(15,109)

Total assets	$1,059,411			1,068,523

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$351,219	344	0.39%	333,665	717	0.87%
Time deposits	318,757	1,032	1.30%	383,393	1,404	1.49%
FHLB / FRB borrowings	71,406	690	3.89%	70,111	744	4.30%
Trust preferred securities	20,619	113	2.20%	20,619	100	1.97%
Other	44,296	39	0.36%	36,179	79	0.88%

Total interest-bearing liabilities	806,297	2,218	1.11%	844,855	3,044	1.46%

Demand deposits	144,282			122,910
Other liabilities	4,284			3,704
Shareholders' equity	105,202			97,592

Total liabilities and shareholder's equity	$1,060,065			1,069,061

Net interest spread		$8,541	3.23%		8,950	3.35%

Net yield on interest-earning assets			3.44%			3.59%

Taxable equivalent adjustment
Investment securities		$397			436

Net interest income		$8,144			8,514

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $6.3 million in 2012 and $45.4 million in 2011. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended March 31, 2012			Three months ended March 31, 2011
	compared to three months ended March 31, 2011			compared to three months ended March 31, 2010
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(647)	(541)	(1,188)	(718)	242	(476)

Investments - taxable	451	(257)	194	224	(348)	(124)
Investments - nontaxable	(390)	146	(244)	588	(211)	377
Other	(12)	15	3	9	(6)	3
Total interest income	(598)	(637)	(1,235)	103	(323)	(220)

Interest expense:
NOW, MMDA & savings deposits	27	(400)	(373)	113	(262)	(149)
Time deposits	(223)	(149)	(372)	(119)	(354)	(473)
FHLB / FRB Borrowings	13	(67)	(54)	(75)	(70)	(145)
Trust Preferred Securities	-	13	13	-	3	3
Other	11	(51)	(40)	-	(18)	(18)
Total interest expense	(172)	(654)	(826)	(81)	(701)	(782)
Net interest income	$(426)	17	(409)	184	378	562

           Provision for Loan Losses. For the three months ended March 31, 2012, a contribution of $2.0 million was made to the provision for loan losses compared to a $3.0 million contribution to the provision for loan losses for the three months ended March 31, 2011.  The decrease in the provision for loan losses is primarily attributable to a $1.0 million decrease in net charge-offs during the first quarter of 2012 compared to the first quarter of 2011.

Non-Interest Income.  Total non-interest income was $3.4 million for the first quarter of 2012, as compared to $3.6 million for the same period one year ago.  This decrease is primarily attributable to a $548,000 decrease in the gains on sale of securities.

 Non-Interest Expense.  Total non-interest expense decreased 2% to $7.3 million for the three months ended March 31, 2012, as compared to $7.4 million for the same period one year ago.  This decrease is primarily due to a $122,000 decrease in FDIC insurance premiums and a $116,000 decrease in foreclosure related expenses.

Income Taxes.  The Company reported income tax expense of $545,000 and $405,000 for the three months ended March 31, 2012 and 2011, respectively.  This represented effective tax rates of 25% and 23% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities amounted to $299.3 million at March 31, 2012 compared to $321.4 million at December 31, 2011.  Average investment securities available for sale for the three months ended March 31, 2012 amounted to $313.5 million compared to $295.4 million for the year ended December 31, 2011.

Loans.  At March 31, 2012, loans amounted to $658.3 million compared to $670.5 million at December 31, 2011, a decrease of $12.2 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the three months ended March 31, 2012, amounting to approximately $28.6 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 67% and 69% of average earning assets for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  The Company had $6.3 million and $5.1 million in mortgage loans held for sale as of March 31, 2012 and December 31, 2011, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2012, the Company had $114.6 million in residential mortgage loans, $91.0 million in home equity loans and $271.3 million in commercial mortgage loans, which include $216.6 million secured by commercial property and $54.7 million secured by residential property.   Residential mortgage loans include $60.5 million made to customers in the Company’s traditional banking offices and $54.1 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2012, the Company had $90.8 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	70	$18,049	$2,498
Land acquisition and development - residential purposes	327	60,967	13,706
1 to 4 family residential construction	26	8,006	-
Commercial construction	8	3,816	-
Total construction and land development	431	$90,838	$16,204

At March 31, 2012, troubled debt restructured (“TDR”) loans amounted to $25.6 million, including $617,000 in performing TDR loans.  Effective March 31, 2012, performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  Previously reported TDR amounts reflect cumulative TDR loans from prior periods in addition to current year TDR loans.   At December 31, 2011, TDR loans amounted to $44.1 million, including $15.1 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At March 31, 2012 and December 31, 2011, the recorded investment in loans that were considered to be impaired was approximately $56.0 million and $54.7 million, respectively, with related allowance for loan losses of approximately $4.9 million and $4.8 million, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2012 as compared to the year ended December 31, 2011.  Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at March 31, 2012 amounted to $16.6 million or 2.52% of total loans compared to $16.6 million or 2.48% of total loans at December 31, 2011.  We believe we have established the allowance for credit losses pursuant to GAAP, and have taken into account the views of our regulators and the current economic environment.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2012 and December 31, 2011.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade
Risk Grade	03/31/2012	12/31/2011
Risk Grade 1 (Excellent Quality)	3.10%	3.12%
Risk Grade 2 (High Quality)	16.36%	16.58%
Risk Grade 3 (Good Quality)	48.00%	49.30%
Risk Grade 4 (Management Attention)	20.50%	19.65%
Risk Grade 5 (Watch)	4.25%	4.76%
Risk Grade 6 (Substandard)	7.45%	6.21%
Risk Grade 7 (Low Substandard)	0.00%	0.00%
Risk Grade 8 (Doubtful)	0.00%	0.00%
Risk Grade 9 (Loss)	0.00%	0.00%

At March 31, 2012, including non-accrual loans, there were seven relationships exceeding $1.0 million (which totaled $12.2 million) in the Watch risk grade, six relationships exceeding $1.0 million in the Substandard risk grade  (which totaled $16.3 million) and no relationships exceeding $1.0 million in the Low Substandard risk grade.  There were four relationships with loans in the Watch risk grade and the Substandard risk grade exceeding $1.0 million total (which totaled $10.6 million).

Non-performing Assets.  Non-performing assets totaled $33.0 million at March 31, 2012 or 3.14% of total assets, compared to $32.1 million at December 31, 2011, or 3.01% of total assets.  Non-accrual loans were $24.0 million at March 31, 2012 and $21.8 million at December 31, 2011.  As a percentage of total loans outstanding, non-accrual loans were 3.64% at March 31, 2012 compared to 3.25% at December 31, 2011.  Non-performing loans include $16.2 million in construction and land development loans, $8.3 million in commercial and residential mortgage loans and $539,000 in other loans at March 31, 2012 as compared to $13.2 million in construction and land development loans, $10.7 million in commercial and residential mortgage loans and $544,000 in other loans as of December 31, 2011.  The Bank had loans 90 days past due and still accruing totaling $1.0 million and $2.7 million as of March 31, 2012 and December 31, 2011, respectively.  Other Real Estate Owned totaled $8.0 million as of March 31, 2012 as compared to $7.6 million at December 31, 2011. The Bank had no repossessed assets as of March 31, 2012 and December 31, 2011.

               Deposits.  Total deposits at March 31, 2012 were $807.8 million compared to $827.1 million at December 31, 2011. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, amounted to $630.4 million at March 31, 2012 as compared to $633.0 million at December 31, 2011.  Certificates of deposit in amounts greater than $100,000 or more totaled $176.4 million at March 31, 2012 as compared to $193.0 million at December 31, 2011.  This decrease is primarily due to a $7.2 million decrease in brokered certificates of deposit and a $4.5 million decrease in certificates of deposit issued through the Certificate of Deposit Account Registry Service (“CDARS”) as of March 31, 2012 compared to December 31, 2011.  At March 31, 2012, brokered deposits amounted to $35.2 million as compared to $47.0 million at December 31, 2011.  Brokered deposits outstanding as of March 31, 2012 had a weighted average rate of 0.80% with a weighted average original term of 14 months as compared to brokered deposits outstanding at December 31, 2011, which had a weighted average rate of 0.99% with a weighted average original term of 15 months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at March 31, 2012 and December 31, 2011, respectively.  The average balance of FHLB borrowings for the three months ended March 31, 2012 was $71.4 million compared to $70.0 million for the year ended December 31, 2011.  At March 31, 2012, all of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $15.0 million of the total advances to a floating rate and, if converted, we may repay the advances without a prepayment fee.

Securities sold under agreements to repurchase were $43.5 million at March 31, 2012 compared to $39.6 million at December 31, 2011.

Junior Subordinated Debentures (related to Trust Preferred Securities).  In June 2006 the Company formed a wholly-owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.  All of the common securities of PEBK Trust II are owned by the Company.  The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points.  The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay in December 2006 the trust preferred securities issued in December 2001 by PEBK Capital Trust, a wholly owned Delaware statutory trust of the Company, and for general purposes.  The debentures represent the sole asset of PEBK Trust II.  PEBK Trust II is not included in the consolidated financial statements.

The trust preferred securities issued by PEBK Trust II accrue and pay interest quarterly at a floating rate of three-month LIBOR plus 163 basis points.  The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent PEBK Trust II has funds with which to make the distributions and other payments.  The net combined effect of the trust preferred securities transaction is that the Company is obligated to make the distributions and other payments required on the trust preferred securities.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the three months ended March 31, 2012 totaled $997.8 million, exceeding average rate sensitive liabilities of $806.3 million by $191.5 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2012.

Included in the rate sensitive assets are $356.9 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2012, we had $267.3 million in loans with interest rate floors.  The floors were in effect on $266.0 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.12% higher than the indexed rate on the promissory notes without interest rate floors.

               Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2012 such unfunded commitments to extend credit were $137.7 million, while commitments in the form of standby letters of credit totaled $3.3 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2012, the Company’s core deposits totaled $630.4 million, or 78% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 10.12% as of March 31, 2012.

At March 31, 2012, we had a significant amount of deposits in amounts greater than $100,000, including brokered deposits of $35.2 million, which have a weighted average original term of 14 months.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at March 31, 2012 and December 31, 2011.  At March 31, 2012, the carrying value of loans pledged as collateral to the FHLB totaled $147.1 million compared to $153.7 million at December 31, 2011.  As additional collateral, the Bank has pledged securities to FHLB.  At March 31, 2012, the market value of securities pledged to FHLB totaled $17.1 million compared to $13.2 million at December 31, 2011.  The remaining availability under the line of credit with  the FHLB was $20.0 million at March 31, 2012 compared to $17.1 million at December 31, 2011.  The Bank had no borrowings from the FRB at March 31, 2012 and December 31, 2011.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2012, the carrying value of loans pledged as collateral to the FRB totaled $337.4 million compared to $342.2 million at December 31, 2011.

The Bank also had the ability to borrow up to $47.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2012.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 32.38% at March 31, 2012 and 32.19% at December 31, 2011.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of March 31, 2012 and December 31, 2011 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2012	December 31, 2011
Contractual Cash Obligations
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,210	4,326
Total	$94,829	94,945
Other Commitments
Commitments to extend credit	$137,700	131,565
Standby letters of credit and financial guarantees written	3,287	3,288
Total	$140,987	134,853

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

Capital Resources.  Shareholders’ equity at March 31, 2012 was $104.4 million compared to $103.0 million at December 31, 2011.  Annualized return on average equity for the three months ended March 31, 2012 was 6.34% compared to 5.03% for the year ended December 31, 2011.  Total cash dividends paid on common stock amounted to $388,000 and $111,000 for the three months ended March 31, 2012 and 2011, respectively.  Cash dividends paid on common stock in the first quarter of 2012 include a $0.05 per share special cash dividend, amounting to $277,000, paid in February 2012.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.

On December 23, 2008, the Company entered into a Purchase Agreement with the UST.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of the Company’s common stock associated with the Company’s participation in the CPP under the TARP.  Proceeds from this issuance of preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the common stock warrant.  Additional discussion of the Company’s participation in the CPP can be found on page 24.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2012 and December 31, 2011 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 16.47% and 16.10% at March 31, 2012 and December 31, 2011, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 17.75% and 17.38% at March 31, 2012 and December 31, 2011, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.41% and 11.06% at March 31, 2012 and December 31, 2011, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.19% and 13.76% at March 31, 2012 and December 31, 2011, respectively.  The total risk-based capital ratio for the Bank was 15.48% and 15.04% at March 31, 2012 and December 31, 2011, respectively.   The Bank’s Tier 1 leverage capital ratio was 9.82% and 9.44% at March 31, 2012 and December 31, 2011, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2012.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceeding occurring in the ordinary course of business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Total
Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

January 1 - 31, 2012	-		$-	-	-

February 1 - 29, 2012	2,000		6.92	-	-

March 1 - 31, 2012	1,350		8.03	-	-

Total	3,350	(1)	$7.37	-

(1) The Company purchased 3,350 shares on the open market in the three months ended March 31, 2012 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The Purchase Agreement with UST permits the Company to purchase its common stock on the open market pursuant to benefit plans.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

	Exhibit (3)(2)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

	Exhibit (3)(i)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of the Registrant, incorporated by reference to
Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to
Exhibit (4)(1) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the
United States Department of the Treasury, incorporated by reference to Exhibit
(10)(1) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Tony W. Wolfe, incorporated by reference to Exhibit (10)(a)(i) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(a)(ii)	Amendment to Employment Agreement between Peoples Bank and Tony W.
Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Joseph F. Beaman, Jr., incorporated by reference to Exhibit (10(b)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and William D. Cable, Sr., incorporated by reference to Exhibit (10(c)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Lance A. Sellers, incorporated by reference to Exhibit (10(d)(i) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and A. Joseph Lampron, Jr., incorporated by reference to Exhibit (10(f)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
Lampron, Jr. dated March 18, 2010 incorporated by reference to Exhibit (10)(f)(ii)
to the Form 10-K filed with the Securities and Exchange Commission on March
25, 2010

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
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
period ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 3, 2012	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2012	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)