Form 10-Q
period 2012-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2012-08-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,544,160 shares of common stock, outstanding at July 31, 2012.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December
	31, 2011 (Audited)	3

	Consolidated Statements of Earnings for the three and six months ended
	June 30, 2012 and 2011 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and six
	months ended June 30, 2012 and 2011 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30,
	2012 and 2011 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4T.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	40
Item 5.	Other Information	40
Item 6.	Exhibits	40-43
Signatures		44
Certifications		45-47

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)
	June 30,	December 31,
Assets	2012	2011
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$25,350	22,532
of $9,265 in 2012 and $8,492 in 2011
Interest bearing deposits	44,127	6,704
Cash and cash equivalents	69,477	29,236

Investment securities available for sale	280,735	321,388
Other investments	5,734	5,712
Total securities	286,469	327,100

Mortgage loans held for sale	3,753	5,146

Loans	642,815	670,497
Less allowance for loan losses	(16,640)	(16,604)
Net loans	626,175	653,893

Premises and equipment, net	16,342	16,896
Cash surrender value of life insurance	13,040	12,835
Other real estate	6,505	7,576
Accrued interest receivable and other assets	13,328	14,381
Total assets	$1,035,089	1,067,063

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$147,825	136,878
NOW, MMDA & savings	353,076	366,133
Time, $100,000 or more	156,974	193,045
Other time	122,671	131,055
Total deposits	780,546	827,111

Securities sold under agreements to repurchase	50,510	39,600
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	18,574	6,706
Total liabilities	940,249	964,036

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
12,524 shares in 2012 and 25,054 shares in 2011	12,298	24,758
Common stock, no par value; authorized 20,000,000 shares;
issued and outstanding 5,544,160 shares in 2012 and 2011	48,298	48,298
Retained earnings	29,617	26,895
Accumulated other comprehensive income	4,627	3,076
Total shareholders' equity	94,840	103,027

Total liabilities and shareholders' equity	$1,035,089	1,067,063

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and six months ended June 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$8,227	9,159	16,652	18,774
Interest on due from banks	16	8	19	14
Interest on investment securities:
U.S. Government sponsored enterprises,
including mortgage-backed securities	737	1,413	1,807	2,494
States and political subdivisions	787	790	1,587	1,595
Other	68	52	132	102
Total interest income	9,835	11,422	20,197	22,979

Interest expense:
NOW, MMDA & savings deposits	295	601	639	1,319
Time deposits	864	1,277	1,896	2,681
FHLB borrowings	684	753	1,374	1,497
Junior subordinated debentures	110	101	222	200
Other	34	77	73	156
Total interest expense	1,987	2,809	4,204	5,853

Net interest income	7,848	8,613	15,993	17,126

Provision for loan losses	1,603	3,368	3,652	6,318

Net interest income after provision for loan losses	6,245	5,245	12,341	10,808

Non-interest income:
Service charges	1,192	1,316	2,379	2,572
Other service charges and fees	516	528	1,115	1,109
Gain on sale of securities	664	181	1,191	1,256
Mortgage banking income	271	218	497	405
Insurance and brokerage commissions	119	121	254	229
Loss on sale and write-down of
other real estate	(195)	(361)	(384)	(708)
Miscellaneous	1,026	733	1,920	1,446
Total non-interest income	3,593	2,736	6,972	6,309

Non-interest expense:
Salaries and employee benefits	3,931	3,673	7,772	7,340
Occupancy	1,300	1,331	2,600	2,696
Other	2,612	2,404	4,742	4,742
Total non-interest expense	7,843	7,408	15,114	14,778

Earnings before income taxes	1,995	573	4,199	2,339

Income tax expense (benefit)	486	(56)	1,031	349

Net earnings	1,509	629	3,168	1,990

Dividends and accretion on preferred stock	348	348	697	697

Net earnings available to common shareholders	$1,161	281	2,471	1,293

Basic net earnings per common share	$0.21	0.05	0.45	0.23
Diluted net earnings per common share	$0.21	0.05	0.45	0.23
Cash dividends declared per common share	$0.02	0.02	0.09	0.04

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,509	629	3,168	1,990

Other comprehensive income:
Unrealized holding gains on securities
available for sale	2,513	5,568	3,730	6,041
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(664)	(181)	(1,191)	(1,256)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	(264)	-	(648)

Total other comprehensive income,
before income taxes	1,849	5,123	2,539	4,137

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	979	2,168	1,452	2,353
Reclassification adjustment for gains
on securities available for sale
included in net earnings	(259)	(70)	(464)	(489)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	(103)	-	(253)

Total income tax expense related to
other comprehensive income	720	1,995	988	1,611

Total other comprehensive income,
net of tax	1,129	3,128	1,551	2,526

Total comprehensive income	$2,638	3,757	4,719	4,516

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$3,168	1,990
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	4,406	2,853
Provision for loan losses	3,652	6,318
Gain on sale of investment securities	(1,191)	(1,256)
Loss on sale of other real estate	40	143
Write-down of other real estate	344	565
Restricted stock expense	17	7
Change in:
Mortgage loans held for sale	1,393	1,847
Cash surrender value of life insurance	(205)	(121)
Other assets	(267)	394
Other liabilities	11,867	(135)

Net cash provided by operating activities	23,224	12,605

Cash flows from investing activities:
Purchases of investment securities available for sale	(25,473)	(80,971)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	31,641	24,749
Proceeds from sales of investment securities available for sale	34,788	35,269
Purchases of other investments	(493)	(232)
Proceeds from sale of other investments	471	153
Net change in loans	21,662	24,691
Purchases of premises and equipment	(426)	(1,214)
Proceeds from sale of other real estate	3,406	1,679

Net cash provided by investing activities	65,576	4,124

Cash flows from financing activities:
Net change in deposits	(46,565)	(8,302)
Net change in demand notes payable to U.S. Treasury	-	(348)
Net change in securities sold under agreement to repurchase	10,910	10,418
Proceeds from FHLB borrowings	25,400	5,000
Repayments of FHLB borrowings	(25,400)	(5,000)
Preferred Stock Repurchase	(11,695)	-
Restricted stock payout	-	9
Cash dividends paid on Series A preferred stock	(710)	(626)
Cash dividends paid on common stock	(499)	(222)

Net cash (used) provided by financing activities	(48,559)	929

Net change in cash and cash equivalent	40,241	17,658

Cash and cash equivalents at beginning of period	29,236	23,977

Cash and cash equivalents at end of period	$69,477	41,635

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,737	5,924
Income taxes	$985	112

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$1,551	(2,921)
Change in unrealized gain on derivative financial
instruments, net	$-	395
Transfer of loans to other real estate and repossessions	$2,707	6,051
Financed portion of sale of other real estate	$303	3,222
Accretion of Series A preferred stock	$70	70
Discount on preferred stock	$835	-

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly-owned subsidiaries, Peoples Bank (the “Bank”) and Community Bank Real Estate Solutions, LLC, along with the Bank’s wholly-owned subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc. (“REAS”) (collectively called the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU No. 2011-02 provides additional guidance for determining what constitutes a troubled debt restructuring.  ASU No. 2011-02 is effective for interim and annual periods ending after June 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU No. 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  Because ASU No. 2011-05 impacts presentation only, it has no impact on the Company’s results of operations or financial position.

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

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at June 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)
	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$164,423	1,981	383	166,021
U.S. Government
sponsored enterprises	2,853	77	-	2,930
State and political subdivisions	102,342	5,368	35	107,675
Corporate bonds	1,539	6	-	1,545
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	566	-	1,314
Total	$273,155	7,998	418	280,735

(Dollars in thousands)
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$213,378	1,371	1,056	213,693
U.S. Government
sponsored enterprises	7,429	265	-	7,694
State and political subdivisions	92,996	4,157	56	97,097
Corporate bonds	546	-	3	543
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	363	-	1,111
Total	$316,347	6,156	1,115	321,388

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2012 and December 31, 2011 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$50,288	331	2,979	52	53,267	383
State and political subdivisions	4,149	35	-	-	4,149	35
Total	$54,437	366	2,979	52	57,416	418

(Dollars in thousands)
	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$95,122	991	4,125	65	99,247	1,056
State and political subdivisions	4,444	56	-	-	4,444	56
Corporate bonds	542	3	-	-	542	3
Total	$100,108	1,050	4,125	65	104,233	1,115

At June 30, 2012, unrealized losses in the investment securities portfolio relating to debt securities totaled $418,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2012 tables above, four out of 134 securities issued by state and political subdivisions contained unrealized losses and 28 out of 93 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$2,604	2,648
Due from one to five years	13,130	13,489
Due from five to ten years	80,180	84,321
Due after ten years	12,070	12,942
Mortgage-backed securities	164,423	166,021
Equity securities	748	1,314
Total	$273,155	280,735

Proceeds from sales of securities available for sale during the six months ended June 30, 2012 were $34.8 million and resulted in gross gains of $1.2 million.  Proceeds from sales of securities available for sale during the six months ended June 30, 2011 were $35.3 million and resulted in gross gains of $1.3 million.

Securities with a fair value of approximately $87.2 million and $83.6 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at June 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Real estate loans
Construction and land development	$86,498	93,812
Single-family residential	255,339	267,051
Commercial	207,245	214,415
Multifamily and farmland	5,285	4,793
Total real estate loans	554,367	580,071

Commercial loans (not secured by real estate)	59,416	60,646
Consumer loans (not secured by real estate)	10,205	10,490
All other loans (not secured by real estate)	18,827	19,290
Total loans	642,815	670,497

Less allowance for loan losses	16,640	16,604

Total net loans	$626,175	653,893

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2012 and December 31, 2011:

June 30, 2012
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$6,538	3,012	9,550	76,948	86,498	-
Single-family residential	6,711	4,175	10,886	244,453	255,339	1,797
Commercial	2,161	1,543	3,704	203,541	207,245	-
Multifamily and farmland	-	-	-	5,285	5,285	-
Total real estate loans	15,410	8,730	24,140	530,227	554,367	1,797

Commercial loans (not secured by real estate)	743	17	760	58,656	59,416	-
Consumer loans (not secured by real estate)	102	4	106	10,099	10,205	-
All other loans (not secured by real estate)	-	-	-	18,827	18,827	-
Total loans	$16,255	8,751	25,006	617,809	642,815	1,797

December 31, 2011
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$10,033	3,338	13,371	80,441	93,812	-
Single-family residential	16,536	6,189	22,725	244,326	267,051	2,709
Commercial	1,002	958	1,960	212,455	214,415	-
Multifamily and farmland	13	-	13	4,780	4,793	-
Total real estate loans	27,584	10,485	38,069	542,002	580,071	2,709

Commercial loans (not secured by real estate)	576	9	585	60,061	60,646	-
Consumer loans (not secured by real estate)	116	36	152	10,338	10,490	-
All other loans (not secured by real estate)	-	-	-	19,290	19,290	-
Total loans	$28,276	10,530	38,806	631,691	670,497	2,709

The following table presents the Company’s non-accrual loans as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Real estate loans
Construction and land development	$12,624	13,257
Single-family residential	4,626	5,522
Commercial	3,234	2,451
Multifamily and farmland	-	-
Total real estate loans	20,484	21,230

Commercial loans (not secured by real estate)	575	403
Consumer loans (not secured by real estate)	15	152
Total	$21,074	21,785

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.   Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $35.0 million, $20.3 million and $30.6 million at June 30, 2012, June 30, 2011 and December 31, 2011, respectively.  Interest income recognized on accruing impaired loans was $1.1 million, $595,000 and $1.7 million for the six months ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2011, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as impaired.

The following tables present the Company’s impaired loans as of June 30, 2012 and December 31, 2011:

June 30, 2012
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$28,750	12,377	7,960	20,337	2,470	14,990
Single-family residential	29,103	5,475	22,927	28,402	1,533	28,841
Commercial	6,250	5,018	663	5,681	299	4,872
Multifamily and farmland	201	201	-	201	-	202
Total impaired real estate loans	64,304	23,071	31,550	54,621	4,302	48,905

Commercial loans (not secured by real estate)	1,408	1,408	-	1,408	15	1,222
Consumer loans (not secured by real estate)	22	-	17	17	-	42
Total impaired loans	$65,734	24,479	31,567	56,046	4,317	50,169

December 31, 2011
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$28,721	14,484	6,098	20,582	3,264	17,848
Single-family residential	26,382	969	24,719	25,688	1,427	25,102
Commercial	7,717	3,845	3,139	6,984	77	4,518
Multifamily and farmland	209	-	209	209	1	214
Total impaired real estate loans	63,029	19,298	34,165	53,463	4,769	47,682

Commercial loans (not secured by real estate)	1,111	-	1,083	1,083	26	1,485
Consumer loans (not secured by real estate)	157	-	152	152	2	140
Total impaired loans	$64,297	19,298	35,400	54,698	4,797	49,307

Changes in the allowance for loan losses for the six months ended June 30, 2012 and the year ended December 31, 2011 were as follows:

Six months ended June 30, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer and All Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$7,182	5,357	1,731	13	1,029	255	1,037	16,604
Charge-offs	(2,381)	(861)	(523)	-	(343)	(268)	-	(4,376)
Recoveries	218	69	374	-	11	88	-	760
Provision	2,626	561	(66)	-	(68)	116	483	3,652
Ending balance	$7,645	5,126	1,516	13	629	191	1,520	16,640

Ending balance: individually
evaluated for impairment	$1,101	1,364	-	-	-	-	-	2,465
Ending balance: collectively
evaluated for impairment	6,544	3,762	1,516	13	629	191	1,520	14,175
Ending balance	$7,645	5,126	1,516	13	629	191	1,520	16,640

Loans:
Ending balance	$86,498	255,339	207,245	5,285	59,416	29,032	-	642,815

Ending balance: individually
evaluated for impairment	$19,789	23,452	4,961	-	362	-	-	48,564
Ending balance: collectively
evaluated for impairment	$66,709	231,887	202,284	5,285	59,054	29,032	-	594,251

Year ended December 31, 2011
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer and All Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,774	6,097	1,409	17	1,174	430	592	15,493
Charge-offs	(7,164)	(2,925)	(1,271)	-	(314)	(586)	-	(12,260)
Recoveries	241	201	24	-	121	152	-	739
Provision	8,331	1,984	1,569	(4)	48	259	445	12,632
Ending balance	$7,182	5,357	1,731	13	1,029	255	1,037	16,604

Ending balance: individually
evaluated for impairment	$1,250	1,289	-	-	-	-	-	2,539
Ending balance: collectively
evaluated for impairment	5,932	4,068	1,731	13	1,029	255	1,037	14,065
Ending balance	$7,182	5,357	1,731	13	1,029	255	1,037	16,604

Loans:
Ending balance	$93,812	267,051	214,415	4,793	60,646	29,780	-	670,497

Ending balance: individually
evaluated for impairment	$20,280	20,661	3,845	-	-	-	-	44,786
Ending balance: collectively
evaluated for impairment	$73,532	246,390	210,570	4,793	60,646	29,780	-	625,711

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2012 and December 31, 2011.

June 30, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer	All Other	Total

1- Excellent Quality	$193	22,425	-	-	902	1,320	-	24,840
2- High Quality	5,506	61,133	24,729	41	8,293	4,170	2,611	106,483
3- Good Quality	26,624	94,484	123,709	3,637	36,186	4,065	16,210	304,915
4- Management Attention	26,320	46,754	47,325	686	12,503	374	6	133,968
5- Watch	11,861	11,701	5,263	720	325	115	-	29,985
6- Substandard	15,994	18,842	6,219	201	1,182	161	-	42,599
7- Low Substandard	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	25	-	-	25
Total	$86,498	255,339	207,245	5,285	59,416	10,205	18,827	642,815

December 31, 2011
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer	All Other	Total

1- Excellent Quality	$197	25,474	-	-	715	1,344	-	27,730
2- High Quality	5,183	64,817	25,506	50	8,801	4,070	2,774	111,201
3- Good Quality	27,675	100,388	136,137	3,448	36,585	4,259	16,509	325,001
4- Management Attention	28,138	50,253	40,312	358	12,882	429	7	132,379
5- Watch	15,923	11,767	2,795	728	622	89	-	31,924
6- Substandard	16,696	14,352	9,665	209	1,041	154	-	42,117
7- Low Substandard	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	-	145	-	145
Total	$93,812	267,051	214,415	4,793	60,646	10,490	19,290	670,497

At June 30, 2012, TDR loans were $22.7 million, including $1.7 million in performing TDR loans.  Effective March 31, 2012, performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  Previously reported TDR amounts reflect cumulative TDR loans from prior periods in addition to current year TDR loans.  At December 31, 2011, TDR loans were $44.1 million, including $15.1 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

The following table presents an analysis of TDR loans by loan type as of June 30, 2012 and December 31, 2011.

June 30, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	22	$17,661	10,990
Single-family residential	100	10,557	9,726
Commercial	7	3,829	1,648
Total real estate TDR loans	129	32,047	22,364

Commercial loans (not secured by real estate)	9	503	379
Consumer loans (not secured by real estate)	3	7	5
Total TDR loans	141	$32,557	22,748

December 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	29	$19,762	12,840
Single-family residential	241	25,541	24,846
Commercial	15	7,200	5,013
Multifamily and Farmland	1	322	209
Total real estate TDR loans	286	52,825	42,908

Commercial loans (not secured by real estate)	21	1,711	1,083
Consumer loans (not secured by real estate)	8	124	142
Total TDR loans	315	$54,660	44,133

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and six months ended June 30, 2012 and 2011 is as follows:

For the three months ended June 30, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,161	5,544,160	$0.21
Effect of dilutive securities:
Stock options	-	3,928
Diluted earnings per common share	$1,161	5,548,088	$0.21

For the six months ended June 30, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$2,471	5,544,160	$0.45
Effect of dilutive securities:
Stock options	-	1,964
Diluted earnings per common share	$2,471	5,546,124	$0.45

For the three months ended June 30, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$281	5,542,703	$0.05
Effect of dilutive securities:
Stock options	-	1,739
Diluted earnings per common share	$281	5,544,442	$0.05

For the six months ended June 30, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,293	5,542,126	$0.23
Effect of dilutive securities:
Stock options	-	1,646
Diluted earnings per common share	$1,293	5,543,772	$0.23

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vested over a five-year period.  Options granted subsequent to 1999 vested over a three-year period.  All options expire ten years after issuance.   The 1999 Plan expired on May 13, 2009.

The Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (three years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of June 30,2012, there was no unrecognized compensation cost related to 2007 and 2008 restricted stock unit grants.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders’ on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  A total of 330,486 shares are currently reserved for possible issuance under the 2009 Plan.   All rights must be granted or awarded within ten years from the May 7, 2009 effective date of the 2009 Plan.

The Company granted 29,514 restricted stock units in March 2012 at a grant date fair value of $7.90 per share. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the grants to date).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of June 30, 2012, the total unrecognized compensation cost related to 2012 restricted stock unit grants was $219,000.

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

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Cash and Cash Equivalents
For cash, due from banks and interest bearing deposits, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale
Fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available.  If quoted prices are not available, fair value is determined using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Fair values for investment securities with quoted market prices are reported in the Level 1 fair value category.  Fair value measurements obtained from independent pricing services are reported in the Level 2 fair value category.  All other fair value measurements are reported in the Level 3 fair value category.

Other Investments
For other investments, the carrying value is a reasonable estimate of fair value.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at lower of aggregate cost or market value.  The cost of mortgage loans held for sale approximates the market value.  Mortgage loans held for sale are reported  in the Level 3 fair value category.

Loans
The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.  Impaired loans with current certified appraisals are included in the Level 2 fair value category.  All other loans are included in the Level 3 fair value category, as the pricing of loans is more subjective than the pricing of other financial instruments.

Cash Surrender Value of Life Insurance
For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

Other Real Estate
The fair value of other real estate is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. Other real estate is reported in the Level 3 fair value category.

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The following tables present the balance of securities available for sale, mortgage loans held for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)
	June 30, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$166,021	-	166,021	-
U.S. Government
sponsored enterprises	$2,930	-	2,930	-
State and political subdivisions	$107,675	-	107,675	-
Corporate bonds	$1,545	-	1,545	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,314	1,314	-	-
Mortgage loans held for sale	$3,753	-	-	3,753

(Dollars in thousands)
	December 31, 2011
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$213,693	-	208,349	5,344
U.S. Government
sponsored enterprises	$7,694	-	7,694	-
State and political subdivisions	$97,097	-	97,097	-
Corporate bonds	$543	-	543	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,111	1,111	-	-
Mortgage loans held for sale	$5,146	-	-	5,146

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2012.  Transfers out of Level 3 during the six months ended June 30, 2012 are attributable to one available for sale security reported in Level 3 at December 31, 2011 because market pricing was unavailable from the Bank’s third party bond accounting provider at that time.  This security was reported in Level 2 at June 30, 2012, as the market valuation was provided by the Bank’s third party bond accounting provider.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$6,594
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	(5,344)
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s June 30, 2012 and December 31, 2011 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements June 30, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2012
Impaired loans	$51,729	-	345	51,384	(4,217)
Other real estate	$6,505	-	-	6,505	(384)

(Dollars in thousands)
	Fair Value Measurements December 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2011
Impaired loans	$49,901	-	431	49,470	(11,864)
Other real estate	$7,576	-	-	7,576	(1,322)

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$69,477	69,477	-	-	69,477
Investment securities available for sale	280,735	1,314	278,171	1,250	280,735
Other investments	5,734	-	-	5,734	5,734
Mortgage loans held for sale	3,753	-	-	3,753	3,753
Loans, net	626,175	-	345	619,259	619,604
Cash surrender value of life insurance	13,040	-	13,040	-	13,040

Liabilities:
Deposits	$780,546	-	779,500	-	779,500
Securities sold under agreements
to repurchase	50,510	-	50,510	-	50,510
FHLB borrowings	70,000	-	75,508	-	75,508
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)
	December 31, 2011
	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$29,236	29,236
Investment securities available for sale	321,388	321,388
Other investments	5,712	5,712
Mortgage loans held for sale	5,146	5,146
Loans, net	653,893	648,640
Cash surrender value of life insurance	12,835	12,835

Liabilities:
Deposits and demand notes payable	$827,111	826,810
Securities sold under agreements
to repurchase	39,600	39,600
FHLB borrowings	70,000	75,046
Junior subordinated debentures	20,619	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2012 and December 31, 2011.

Fair Values of Derivative Instruments on the Balance Sheet
The Company did not have any interest rate derivatives outstanding as of June 30, 2012 and December 31, 2011.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of June 30, 2012 and December 31, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in "Accumulated Other Comprehensive Income" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2012 and 2011.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statement of earnings for the six months ended June 30, 2012 and 2011.

(Dollars in thousands)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
Interest rate derivative contracts	$ -	$ (20)	Interest income	$ -	$ 628

(8)	TARP Repurchase

The Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the U.S. Department of the Treasury (“UST”), which was issued to UST in connection with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) in 2008.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,575.90, including $83,575.10 accrued and unpaid dividends on the preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999.20 difference between the $12,530,000 face value of the preferred stock retired and the $11,695,000.80 purchase price of the preferred stock retired was credited to retained earnings effective June 30, 2012.

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

Introduction
Management’s discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Union and Wake counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the UST pursuant to the CPP under TARP.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a warrant to purchase 357,234 shares of the Company’s common stock.  Proceeds from this issuance of Series A preferred shares were allocated between preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the warrant.  The discount recorded on the Series A preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of June 30, 2012, the Company has accreted a total of $478,000 of the discount related to the Series A preferred stock.

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

The UST sold all of the Company’s CPP preferred stock in a public auction during the second quarter of 2012, and, as a result, the Company is no longer subject to the executive compensation and corporate governance standards imposed by the TARP.  The Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the UST, which was issued to the UST in connection with the Company’s participation in the CPP under the TARP in 2008.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,575.90, including $83,575.10 accrued and unpaid dividends on the preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999.20 difference between the $12,530,000 face value of the preferred stock retired and the $11,695,000.80 purchase price of the preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining preferred shares are redeemable at any time at par.  The Company expects to be able to repurchase the shares from future earnings, however, there are no immediate plans to repurchase these shares.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of June 30, 2012.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2012 and 2011.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of earnings for the six months ended June 30, 2012 and 2011.

(Dollars in thousands)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
Interest rate derivative contracts	$ -	$ (20)	Interest income	$ -	$ 628

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The tables below present the balance of securities available for sale, mortgage loans held for sale and derivatives, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)
	June 30, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$166,021	-	166,021	-
U.S. Government
sponsored enterprises	$2,930	-	2,930	-
State and political subdivisions	$107,675	-	107,675	-
Corporate bonds	$1,545	-	1,545	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,314	1,314	-	-
Mortgage loans held for sale	$3,753	-	-	3,573

(Dollars in thousands)
	December 31, 2011
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$213,693	-	208,349	5,344
U.S. Government
sponsored enterprises	$7,694	-	7,694	-
State and political subdivisions	$97,097	-	97,097	-
Corporate bonds	$543	-	543	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,111	1,111	-	-
Mortgage loans held for sale	$5,146	-	-	5,146

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2012:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$6,594
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	(5,344)
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s June 30, 2012 and December 31, 2011 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements June 30, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2012
Impaired loans	$51,729	-	345	51,384	(4,217)
Other real estate	$6,505	-	-	6,505	(384)

(Dollars in thousands)
	Fair Value Measurements December 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2011
Impaired loans	$49,901	-	431	49,470	(11,864)
Other real estate	$7,576	-	-	7,576	(1,322)

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.   Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s TDR loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $35.0 million, $20.3 million and $30.6 million at June 30, 2012, June 30, 2011 and December 31, 2011, respectively.  Interest income recognized on accruing impaired loans was $1.1 million, $595,000 and $1.7 million for the six months ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2011, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as impaired.

Results of Operations
Summary.  Net earnings for the second quarter of 2012 were $1.5 million, or $0.27 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $629,000, or $0.11 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion for the same period one year ago.  After adjusting for $348,000 in dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended June 30, 2012 were $1.2 million, or $0.21 basic and diluted net earnings per common share as compared to $281,000, or $0.05 basic and diluted net earnings per common share for the same period one year ago.  The increase in second quarter earnings is attributable to a decrease in the provision for loan losses and an increase in non-interest income, which were partially offset by a decrease in net interest income and an increase in non-interest expense.

The annualized return on average assets was 0.59% for the three months ended June 30, 2012 compared to 0.24% for the same period one year ago, and annualized return on average shareholders’ equity was 5.69% for the three months ended June 30, 2012 compared to 2.52% for the same period one year ago.

Year-to-date net earnings as of June 30, 2012 were $3.2 million, or $0.57 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion, as compared to $2.0 million, or $0.36 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the six months ended June 30, 2012 were $2.5 million or $0.45 basic and diluted net earnings per common share as compared to $1.3 million, or $0.23 basic and diluted net earnings per common share, for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to aggregate decreases in the provision for loan losses and increases in non-interest income, which were partially offset by aggregate decreases in net interest income and increases in non-interest expense, as discussed below.

The annualized return on average assets was 0.61% for the six months ended June 30, 2012 compared to 0.38% for the same period in 2011, and annualized return on average shareholders’ equity was 5.97% for the six months ended June 30, 2012 compared to 4.08% for the same period in 2011.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $7.8 million for the three months ended June 30, 2012 compared to $8.6 million for the same period one year ago.  This decrease was primarily due to a decrease in interest income resulting from decreases in loans and investment securities, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest-bearing liabilities.

Interest income decreased $1.6 million or 14% for the three months ended June 30, 2012 compared to the same period one year ago.  The decrease was due to a reduction in average loans and a decrease in the yield on earning assets.  The average yield on earning assets for the quarters ended June 30, 2012 and 2011 was 4.22% and 4.70%, respectively.  During the quarter ended June 30, 2012, average loans decreased $50.0 million to $654.3 million from $704.4 million for the three months ended June 30, 2011.  During the quarter ended June 30, 2012, average investment securities available for sale decreased $2.1 million to $284.1 million from $285.2 million for the three months ended June 30, 2011.  This decrease reflects investment securities sold during the six months ended June 30, 2012, totaling $34.8 million, which were partially offset by purchases of investment securities.

Interest expense decreased $822,000 or 29% for the three months ended June 30, 2012 compared with the same period one year ago due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.34% for the three months ended June 30, 2012 as compared to 0.70% for the same period one year ago.  The average rate paid on certificates of deposits was 1.21% for the three months ended June 30, 2012 compared to 1.43% for the same period one year ago.  During the quarter ended June 30, 2012, average certificates of deposit decreased $71.5 million to $287.5 million from $359.0 million for the three months ended June 30, 2011.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2012 and 2011. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Interest and fees on loans	$654,343	8,227	5.06%	704,366	9,159	5.22%
Investments - taxable	193,722	773	1.61%	152,996	1,146	3.11%
Investments - nontaxable*	96,948	1,202	4.99%	140,496	1,541	4.40%
Other	27,950	16	0.46%	14,356	8	0.42%

Total interest-earning assets	972,963	10,218	4.22%	1,012,214	11,854	4.70%

Cash and due from banks	25,189			23,978
Other assets	55,434			48,447
Allowance for loan losses	(17,026)			(15,651)

Total assets	$1,036,560			1,068,988

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$348,243	295	0.34%	342,739	601	0.70%
Time deposits	287,473	864	1.21%	358,956	1,277	1.43%
FHLB / FRB borrowings	70,000	684	3.93%	70,000	753	4.31%
Trust preferred securities	20,619	110	2.14%	20,619	101	1.96%
Other	47,131	34	0.29%	42,040	77	0.74%

Total interest-bearing liabilities	773,466	1,987	1.03%	834,354	2,809	1.35%

Demand deposits	152,743			131,741
Other liabilities	4,321			4,071
Shareholders' equity	106,671			98,803

Total liabilities and shareholder's equity	$1,037,202			1,068,969

Net interest spread		$8,231	3.19%		9,045	3.35%

Net yield on interest-earning assets			3.40%			3.58%

Taxable equivalent adjustment
Investment securities		$383			432

Net interest income		$7,848			8,613

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $3.0 million in 2012 and $52.3 million in 2011. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

Year-to-date net interest income as of June 30, 2012 decreased 7% to $16.0 million compared to $17.1 million for the same period one year ago.   This decrease is primarily attributable to a decrease in interest income resulting from decreases in loans and investment securities, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest bearing liabilities.

Interest income decreased $2.8 million or 12% for the six months ended June 30, 2012 compared with the same period in 2011.  This decrease was primarily due to a reduction in average loans and a decrease in the yield on earning assets.  The average yield on earning assets for the six months ended June 30, 2012 and 2011 was 4.28% and 4.75%, respectively.  During the six months ended June 30, 2012, average loans decreased $50.0 million to $663.0 million from $713.0 million for the six months ended June 30, 2011.  During the six months ended June 30, 2012, average investment securities available for sale increased $22.5 million to $298.8 million from $276.3 million for the six months ended June 30, 2011 primarily due to the investment of additional funds received from loan repayments outpacing new loans disbursed.

Interest expense decreased $1.7 million or 28% for the six months ended June 30, 2012 compared with the same period in 2011 primarily due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.37% for the six months ended June 30, 2012 as compared to 0.79% for the same period of 2011.  The average rate paid on certificates of deposits was 1.26% for the six months ended June 30, 2012 compared to 1.46% for the same period one year ago.  Average certificates of deposit decreased $64.7 million to $303.1 million for the six months ended June 30, 2012 from $367.8 million for the six months ended June 30, 2011.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2012 and 2011. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Interest and fees on loans	$662,962	16,652	5.05%	712,994	18,773	5.31%
Investments - taxable	206,273	1,854	1.82%	147,003	2,026	2.88%
Investments - nontaxable*	99,091	2,451	4.97%	137,539	3,035	4.45%
Other	17,079	19	0.54%	14,102	14	0.40%

Total interest-earning assets	985,405	20,976	4.28%	1,011,638	23,848	4.75%

Cash and due from banks	24,010			23,546
Other assets	55,655			48,947
Allowance for loan losses	(17,085)			(15,381)

Total assets	$1,047,985			1,068,750

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$349,731	639	0.37%	338,227	1,319	0.79%
Time deposits	303,115	1,896	1.26%	371,107	2,681	1.46%
FHLB / FRB borrowings	70,703	1,374	3.91%	70,055	1,497	4.31%
Trust preferred securities	20,619	222	2.17%	20,619	200	1.96%
Other	45,713	73	0.32%	39,567	156	0.80%

Total interest-bearing liabilities	789,881	4,204	1.07%	839,575	5,853	1.41%

Demand deposits	148,513			127,350
Other liabilities	4,303			3,888
Shareholders' equity	106,691			98,415

Total liabilities and shareholder's equity	$1,049,388			1,069,228

Net interest spread		$16,772	3.21%		17,995	3.34%

Net yield on interest-earning assets			3.42%			3.59%

Taxable equivalent adjustment
Investment securities		$779			869

Net interest income		$15,993			17,126

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $4.6 million in 2012 and $48.8 million in 2011. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended June 30, 2012			Six months ended June 30, 2012
	compared to three months ended June 30, 2011			compared to six months ended June 30, 2011
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(639)	(293)	(932)	(1,286)	(835)	(2,121)

Investments - taxable	251	(624)	(373)	715	(887)	(172)
Investments - nontaxable	(509)	170	(339)	(899)	315	(584)
Other	5	3	8	(10)	15	5
Total interest income	(892)	(744)	(1,636)	(1,480)	(1,392)	(2,872)

Interest expense:
NOW, MMDA & savings deposits	7	(313)	(306)	33	(713)	(680)
Time deposits	(235)	(178)	(413)	(458)	(327)	(785)
FHLB / FRB Borrowings	0	(69)	(69)	13	(136)	(123)
Trust Preferred Securities	-	9	9	-	22	22
Other	6	(49)	(43)	17	(100)	(83)
Total interest expense	(222)	(600)	(822)	(395)	(1,254)	(1,649)
Net interest income	$(670)	(144)	(814)	(1,085)	(138)	(1,223)

          Provision for Loan Losses. For the three months ended June 30, 2012, a contribution of $1.6 million was made to the provision for loan losses compared to a $3.4 million contribution to the provision for loan losses for the three months ended June 30, 2011.  The decrease in the provision for loan losses is primarily attributable to a $1.2 million decrease in net charge-offs during the second quarter of 2012 compared to the second quarter of 2011 and a $9.9 million reduction in non-accrual loans from June 30, 2011 to June 30, 2012.

The provision for loan losses for the six months ended June 30, 2012 was $3.7 million as compared to $6.3 million for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $2.2 million decrease in net charge-offs during the six months ended June 30, 2012 compared to the same period one year ago and a $9.9 million reduction in non-accrual loans from June 30, 2011 to June 30, 2012.

Non-Interest Income.  Total non-interest income was $3.6 million for the three months ended June 30, 2012, as compared to $2.7 million for the same period one year ago.  This increase is primarily attributable to a $483,000 increase in the gains on sale of securities and a $166,000 reduction in losses and write-downs on foreclosed properties for the three months ended June 30, 2012 as compared to the same period one year ago.

Non-interest income was $7.0 million for the six months ended June 30, 2012, as compared to $6.3 million for the same period one year ago.  This increase is primarily attributable to a $318,000 reduction in losses and write-downs on foreclosed properties and a $190,000 increase in income from the Company’s Community Bank Real Estate Solutions subsidiary for the six months ended June 30, 2012 as compared to the same period one year ago.

 Non-Interest Expense.  Total non-interest expense was $7.8 million for the three months ended June 30, 2012, as compared to $7.4 million for the same period one year ago.  This increase is primarily due to a $258,000 increase in salaries and benefits expense and a $208,000 increase in non-interest expenses other than salary, employee benefits and occupancy expenses, which included $168,000 in expenses associated with the UST’s auction and the Company’s purchase of its preferred stock.

Non-interest expense was $15.1 million for the six months ended June 30, 2012, as compared to $14.8 million for the same period one year ago.  This increase is primarily due to a $432,000 increase in salaries and benefits expense for the six months ended June 30, 2012 as compared to the same period one year ago.

Income Taxes.  The Company reported income tax expense of $486,000 for the three months ended June 30, 2012 and a $56,000 income tax benefit for the three months ended June 30, 2012 and 2011, respectively.  The increase in tax expense is primarily due to a $1.4 million increase in earnings before taxes.

The Company reported income taxes of $1.0 million and $349,000 for the six months ended June 30, 2012 and 2010, respectively.  This represented an effective tax rate of 25% and 15% for the respective periods.   The 2012 and 2011 effective tax rates are lower than historical levels due to increases in tax exempt investment income, which has a greater impact on the effective tax rate on the reduced level of earnings before income taxes experienced in 2012 and 2011.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $280.7 million at June 30, 2012 compared to $321.4 million at December 31, 2011.  Average investment securities available for sale for the six months ended June 30, 2012 were $298.8 million compared to $295.4 million for the year ended December 31, 2011.

Loans.  At June 30, 2012, loans were $642.8 million compared to $670.5 million at December 31, 2011, a decrease of $27.7 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the six months ended June 30, 2012, amounting to approximately $48.2 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 67% and 70% of average earning assets for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  The Company had $3.8 million and $5.1 million in mortgage loans held for sale as of June 30, 2012 and December 31, 2011, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2012, the Company had $113.1 million in residential mortgage loans, $88.7 million in home equity loans and $266.3 million in commercial mortgage loans, which include $212.5 million secured by commercial property and $53.8 million secured by residential property.   Residential mortgage loans include $59.8 million made to customers in the Company’s traditional banking offices and $53.3 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2012, the Company had $86.5 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	70	$18,491	$2,482
Land acquisition and development - residential purposes	328	57,089	10,142
1 to 4 family residential construction	28	6,621	-
Commercial construction	9	4,297	-
Total construction and land development	435	$86,498	$12,624

At June 30, 2012, TDR loans were $22.7 million, including $1.7 million in performing TDR loans.  Effective March 31, 2012, performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  Previously reported TDR amounts reflect cumulative TDR loans from prior periods in addition to current year TDR loans.  At December 31, 2011, TDR loans were $44.1 million, including $15.1 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At June 30, 2012 and December 31, 2011, the recorded investment in loans that were considered to be impaired was approximately $56.0 million and $54.7 million, respectively, with related allowance for loan losses of approximately $4.3 million and $4.8 million, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2012 as compared to the year ended December 31, 2011.  Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at June 30, 2012 was $16.6 million or 2.59% of total loans compared to $16.6 million or 2.48% of total loans at December 31, 2011.  We believe we have established the allowance for credit losses pursuant to GAAP, and have taken into account the views of our regulators and the current economic environment.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2012 and December 31, 2011.

LOAN RISK GRADE ANALYSIS:
	Percentage of Loans
	By Risk Grade
Risk Grade	06/30/2012	12/31/2011
Risk Grade 1 (Excellent Quality)	3.00%	3.12%
Risk Grade 2 (High Quality)	16.57%	16.58%
Risk Grade 3 (Good Quality)	48.12%	49.30%
Risk Grade 4 (Management Attention)	20.75%	19.65%
Risk Grade 5 (Watch)	4.29%	4.76%
Risk Grade 6 (Substandard)	6.91%	6.21%
Risk Grade 7 (Low Substandard)	0.00%	0.00%
Risk Grade 8 (Doubtful)	0.00%	0.00%
Risk Grade 9 (Loss)	0.00%	0.00%

At June 30, 2012, including non-accrual loans, there were seven relationships exceeding $1.0 million (which totaled $12.7 million) in the Watch risk grade, six relationships exceeding $1.0 million in the Substandard risk grade  (which totaled $14.8 million) and no relationships exceeding $1.0 million in the Low Substandard risk grade.  There were four relationships with loans in the Watch risk grade and the Substandard risk grade exceeding $1.0 million total (which totaled $7.3 million).

Non-performing Assets.  Non-performing assets totaled $29.4 million at June 30, 2012 or 2.84% of total assets, compared to $32.1 million at December 31, 2011, or 3.01% of total assets.  Non-accrual loans were $21.1million at June 30, 2012 and $21.8 million at December 31, 2011.  As a percentage of total loans outstanding, non-accrual loans were 3.28% at June 30, 2012 compared to 3.25% at December 31, 2011.  Non-performing loans include $12.6 million in construction and land development loans, $9.7 million in commercial and residential mortgage loans and $591,000 in other loans at June 30, 2012 as compared to $13.2 million in construction and land development loans, $10.7 million in commercial and residential mortgage loans and $544,000 in other loans as of December 31, 2011.  The Bank had loans 90 days past due and still accruing totaling $1.8 million and $2.7 million as of June 30, 2012 and December 31, 2011, respectively.  Other real estate owned totaled $6.5 million as of June 30, 2012 as compared to $7.6 million at December 31, 2011. Repossessed assets were $11,000 and $0 as of June 30, 2012 and December 31, 2011.

                Deposits.  Total deposits at June 30, 2012 were $780.5 million compared to $827.1 million at December 31, 2011. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, were $622.6 million at June 30, 2012 as compared to $633.0 million at December 31, 2011.  Certificates of deposit in amounts greater than $100,000 or more totaled $157.0 million at June 30, 2012 as compared to $193.0 million at December 31, 2011.  This decrease is primarily due to a $24.5 million decrease in brokered certificates of deposit, which included a $8.0 million decrease in certificates of deposit issued through the Certificate of Deposit Account Registry Service (“CDARS”).  At June 30, 2012, brokered deposits were $22.5 million as compared to $47.0 million at December 31, 2011. Brokered deposits outstanding as of June 30, 2012 had a weighted average rate of 0.39% with a weighted average original term of 10 months as compared to brokered deposits outstanding at December 31, 2011, which had a weighted average rate of 0.99% with a weighted average original term of 15 months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at June 30, 2012 and December 31, 2011, respectively.  The average balance of FHLB borrowings for the six months ended June 30, 2012 was $70.7 million compared to $70.0 million for the year ended December 31, 2011.  At June 30, 2012, all of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $15.0 million of the total advances to a floating rate and, if converted, we may repay the advances without a prepayment fee.

Securities sold under agreements to repurchase were $50.5 million at June 30, 2012 compared to $39.6 million at December 31, 2011.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the six months ended June 30, 2012 totaled $985.4 million, exceeding average rate sensitive liabilities of $789.9 million by $195.5 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2012.

Included in the rate sensitive assets are $344.7 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2012, we had $259.8 million in loans with interest rate floors.  The floors were in effect on $258.7 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.11% higher than the indexed rate on the promissory notes without interest rate floors.

                Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2012, such unfunded commitments to extend credit were $142.2 million, while commitments in the form of standby letters of credit totaled $2.9 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2012, the Company’s core deposits totaled $622.6 million, or 80% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 9.06% as of June 30, 2012.

At June 30, 2012, we had a significant amount of deposits in amounts greater than $100,000.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at June 30, 2012 and December 31, 2011.  At June 30, 2012, the carrying value of loans pledged as collateral to the FHLB totaled $146.5 million compared to $153.7 million at December 31, 2011.  As additional collateral, the Bank has pledged securities to the FHLB.  At June 30, 2012, the market value of securities pledged to the FHLB totaled $15.9 million compared to $13.2 million at December 31, 2011.  The remaining availability under the line of credit with  the FHLB was $20.0 million at June 30, 2012 compared to $17.1 million at December 31, 2011.  The Bank had no borrowings from the FRB at June 30, 2012 and December 31, 2011.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2012, the carrying value of loans pledged as collateral to the FRB totaled $324.2 million compared to $342.2 million at December 31, 2011.

The Bank also had the ability to borrow up to $47.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2012.

The liquidity ratio for the Bank, which is defined as net cash, interest bearing deposits with banks, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 33.28% at June 30, 2012 and 32.19% at December 31, 2011.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of June 30, 2012 and December 31, 2011 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Contractual Cash Obligations
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,433	4,326
Total	$95,052	94,945
Other Commitments
Commitments to extend credit	$142,155	131,565
Standby letters of credit and financial guarantees written	2,917	3,288
Total	$145,072	134,853

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

Capital Resources.  Shareholders’ equity at June 30, 2012 was $94.8 million compared to $103.0 million at December 31, 2011.  This decrease was primarily attributable to the Company’s repurchase and retirement of a portion of its preferred shares.  The Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the UST, which was issued to the UST in connection with the Company’s participation in the CPP under the TARP in 2008.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,575.90, including $83,575.10 accrued and unpaid dividends on the preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999.20 difference between the $12,530,000 face value of the preferred stock retired and the $11,695,000.80 purchase price of the preferred stock retired was credited to retained earnings, effective June 30, 2012.  Remaining preferred shares are redeemable at any time at par.  The Company expects to be able to repurchase the shares from future earnings, however, there are no immediate plans to repurchase these shares.

Annualized return on average equity for the six months ended June 30, 2012 was 5.97% compared to 5.03% for the year ended December 31, 2011.  Total cash dividends paid on common stock were $499,000 and $222,000 for the six months ended June 30, 2012 and 2011, respectively.  Cash dividends paid on common stock in the six months ended June 30, 2012 include a $0.05 per share special cash dividend, amounting to $277,000, paid in February 2012.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2012 and December 31, 2011 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 15.38% and 16.10% at June 30, 2012 and December 31, 2011, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 16.68% and 17.38% at June 30, 2012 and December 31, 2011, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.63% and 11.06% at June 30, 2012 and December 31, 2011, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.78% and 13.76% at June 30, 2012 and December 31, 2011, respectively.  The total risk-based capital ratio for the Bank was 16.07% and 15.04% at June 30, 2012 and December 31, 2011, respectively.   The Bank’s Tier 1 leverage capital ratio was 10.20% and 9.44% at June 30, 2012 and December 31, 2011, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2012.

Subsequent Events.  The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.  Management has concluded that there were no material subsequent events not reflected in the June 30, 2012 financial statements.

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

On June 7, 2012, a Complaint was filed against the Company and the Bank in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The Complaint (i) alleged that the Bank failed to operate its overdraft program and process customer transactions in accordance with its customer account agreement and violated the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees and (ii) sought the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. On August 6, 2012, the Company and the Bank filed an Answer denying the allegations alleged in the Complaint and asserting certain other additional defenses.  On August 9, 2012, the plaintiffs filed a Notice of Voluntary Dismissal Without Prejudice pursuant to which plaintiffs voluntarily dismissed its claims against the Company and the Bank.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2012	-		$-	-	-

May 1 - 31, 2012	2,100	(1)	8.16	-	-

June 1 - 30, 2012	12,530	(2)	933.36	-	-

Total	14,630		$828.82	-

(1) The Company purchased 2,100 shares on the open market in the six months ended June 30, 2012 for its deferred compensation plan. All purchases were funded by participant contributions to the plan. The Purchase Agreement with UST permits the Company to purchase its common stock on the open market pursuant to benefit plans.

(2) On June 28, 2012, the Company purchased 12,530 shares of the Company's 25,054 outstanding shares of preferred stock from the UST, which was issued to the UST in connection with the Company's participation in the CPP under the TARP in 2008.

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
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (10)(p)	Underwriting Agreement with Merrill Lynch, Pierce, Fenner & Smith
Incorporated and Sandler O'Neill & Partners, L.P., as representatives of the several underwriters listed on Schedule A thereto and the UST incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Securities and Exchange
Commission on June 29, 2012

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
period ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 10, 2012	/s/ Tony W. Wolfe
Date	Tony W. Wolfe
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2012	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)