Form 10-Q
period 2012-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2012-11-09
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,596,978 shares of common stock, outstanding at October 31, 2012.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2012 (Unaudited) and
	December 31, 2011	3

	Consolidated Statements of Earnings for the three and nine months ended
	September 30, 2012 and 2011 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine
	months ended September 30, 2012 and 2011 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2012 and 2011 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4T.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities	41
Item 5.	Other Information	41
Item 6.	Exhibits	41-44
Signatures		45
Certifications		46-48

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)
	September 30,	December 31,
Assets	2012	2011
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$24,323	22,532
of $9,620 in 2012 and $8,492 in 2011
Interest bearing deposits	31,581	6,704
Cash and cash equivalents	55,904	29,236

Investment securities available for sale	281,785	321,388
Other investments	5,599	5,712
Total securities	287,384	327,100

Mortgage loans held for sale	5,984	5,146

Loans	625,782	670,497
Less allowance for loan losses	(16,551)	(16,604)
Net loans	609,231	653,893

Premises and equipment, net	16,091	16,896
Cash surrender value of life insurance	13,142	12,835
Other real estate	6,595	7,576
Accrued interest receivable and other assets	12,277	14,381
Total assets	$1,006,608	1,067,063

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$152,281	136,878
NOW, MMDA & savings	354,386	366,133
Time, $100,000 or more	143,189	193,045
Other time	118,614	131,055
Total deposits	768,470	827,111

Securities sold under agreements to repurchase	43,136	39,600
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	7,549	6,706
Total liabilities	909,774	964,036

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
12,524 shares in 2012 and 25,054 shares in 2011	12,524	24,758
Common stock, no par value; authorized 20,000,000 shares;
issued and outstanding 5,596,978 shares in 2012 and
5,544,160 shares in 2011	48,004	48,298
Retained earnings	30,815	26,895
Accumulated other comprehensive income	5,491	3,076
Total shareholders' equity	96,834	103,027

Total liabilities and shareholders' equity	$1,006,608	1,067,063

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$8,170	8,921	24,822	27,695
Interest on due from banks	15	4	34	19
Interest on investment securities:
U.S. Government sponsored enterprises,
including mortgage-backed securities	519	1,504	2,327	3,998
States and political subdivisions	877	792	2,463	2,387
Other	74	70	206	171
Total interest income	9,655	11,291	29,852	34,270

Interest expense:
NOW, MMDA & savings deposits	274	517	913	1,836
Time deposits	737	1,221	2,632	3,901
FHLB borrowings	689	761	2,064	2,258
Junior subordinated debentures	110	100	332	300
Other	32	74	105	231
Total interest expense	1,842	2,673	6,046	8,526

Net interest income	7,813	8,618	23,806	25,744

Provision for loan losses	761	3,378	4,413	9,696

Net interest income after provision for loan losses	7,052	5,240	19,393	16,048

Non-interest income:
Service charges	1,222	1,273	3,601	3,845
Other service charges and fees	417	493	1,532	1,603
Gain on sale of securities	12	1,239	1,203	2,495
Mortgage banking income	296	127	793	531
Insurance and brokerage commissions	150	121	404	350
Loss on sale and write-down of
other real estate	(326)	(318)	(710)	(1,026)
Miscellaneous	1,115	787	3,035	2,233
Total non-interest income	2,886	3,722	9,858	10,031

Non-interest expense:
Salaries and employee benefits	4,187	3,489	11,960	10,829
Occupancy	1,291	1,334	3,891	4,030
Other	2,678	2,341	7,420	7,083
Total non-interest expense	8,156	7,164	23,271	21,942

Earnings before income taxes	1,782	1,798	5,980	4,137

Income tax expense	369	406	1,400	755

Net earnings	1,413	1,392	4,580	3,382

Dividends and accretion on preferred stock	157	348	853	1,045

Net earnings available to common shareholders	$1,256	1,044	3,727	2,337

Basic and diluted net earnings per common share	$0.23	0.19	0.67	0.42
Cash dividends declared per common share	$0.02	0.02	0.11	0.04

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,413	1,392	4,580	3,382

Other comprehensive income:
Unrealized holding gains on securities
available for sale	1,427	3,612	5,156	9,653
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(12)	(1,239)	(1,203)	(2,495)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	-	-	(648)

Total other comprehensive income,
before income taxes	1,415	2,373	3,953	6,510

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	555	1,407	2,008	3,760
Reclassification adjustment for gains
on securities available for sale
included in net earnings	(4)	(483)	(470)	(972)
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	-	-	(253)

Total income tax expense related to
other comprehensive income	551	924	1,538	2,535

Total other comprehensive income,
net of tax	864	1,449	2,415	3,975

Total comprehensive income	$2,277	2,841	6,995	7,357

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$4,580	3,382
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	6,651	3,915
Provision for loan losses	4,413	9,696
Gain on sale of investment securities	(1,203)	(2,495)
Loss on sale of other real estate	21	181
Write-down of other real estate	689	845
Restricted stock expense	17	5
Change in:
Mortgage loans held for sale	(838)	1,666
Cash surrender value of life insurance	(307)	(182)
Other assets	565	1,546
Other liabilities	826	438

Net cash provided by operating activities	15,414	18,997

Cash flows from investing activities:
Net change in certificates of deposit	-	735
Purchases of investment securities available for sale	(55,617)	(158,631)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	48,123	39,813
Proceeds from sales of investment securities available for sale	47,062	72,292
Purchases of other investments	(493)	(215)
Proceeds from sale of other investments	606	197
Net change in loans	35,910	36,659
Purchases of premises and equipment	(657)	(775)
Purchases of bank owned life insurance	-	(5,000)
Proceeds from sale of other real estate	4,611	2,656

Net cash provided (used) by investing activities	79,545	(12,269)

Cash flows from financing activities:
Net change in deposits	(58,641)	2,329
Net change in demand notes payable to U.S. Treasury	-	(504)
Net change in securities sold under agreement to repurchase	3,536	13,607
Proceeds from FHLB borrowings	25,400	5,000
Repayments of FHLB borrowings	(25,400)	(5,000)
Preferred stock repurchase	(11,695)	-
Warrant repurchase	(425)	-
Restricted stock payout	-	9
Stock options exercised	410	-
Cash dividends paid on preferred stock	(866)	(940)
Cash dividends paid on common stock	(610)	(333)

Net cash (used) provided by financing activities	(68,291)	14,168

Net change in cash and cash equivalent	26,668	20,896

Cash and cash equivalents at beginning of period	29,236	23,977

Cash and cash equivalents at end of period	$55,904	44,873

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,609	8,613
Income taxes	$1,190	132

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$2,414	(4,370)
Change in unrealized gain on derivative financial
instruments, net	$-	395
Transfer of loans to other real estate and repossessions	$4,669	7,041
Financed portion of sale of other real estate	$330	4,047
Accretion of Series A preferred stock	$70	106
Discount on preferred stock	$835	-

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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2011) are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).  Actual results could differ from those estimates.

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

(2)	Investment Securities

Investment securities available for sale at September 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)
	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$158,548	1,982	444	160,086
U.S. Government
sponsored enterprises	1,254	40	-	1,294
State and political subdivisions	109,456	6,739	46	116,149
Corporate bonds	1,535	16	-	1,551
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	707	-	1,455
Total	$272,791	9,484	490	281,785

(Dollars in thousands)
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$213,378	1,371	1,056	213,693
U.S. Government
sponsored enterprises	7,429	265	-	7,694
State and political subdivisions	92,996	4,157	56	97,097
Corporate bonds	546	-	3	543
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	363	-	1,111
Total	$316,347	6,156	1,115	321,388

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2012 and December 31, 2011 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$38,125	379	5,750	65	43,875	444
State and political subdivisions	4,406	46	-	-	4,406	46
Total	$42,531	425	5,750	65	48,281	490

(Dollars in thousands)
	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$95,122	991	4,125	65	99,247	1,056
State and political subdivisions	4,444	56	-	-	4,444	56
Corporate bonds	542	3	-	-	542	3
Total	$100,108	1,050	4,125	65	104,233	1,115

At September 30, 2012, unrealized losses in the investment securities portfolio relating to debt securities totaled $490,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2012 tables above, seven out of 143 securities issued by state and political subdivisions contained unrealized losses and 21 out of 86 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$3,611	3,653
Due from one to five years	12,117	12,581
Due from five to ten years	84,014	89,146
Due after ten years	13,753	14,864
Mortgage-backed securities	158,548	160,086
Equity securities	748	1,455
Total	$272,791	281,785

Proceeds from sales of securities available for sale during the nine months ended September 30, 2012 were $47.0 million and resulted in gross gains of $1.3 million and gross losses of $103,000.  Proceeds from sales of securities available for sale during the nine months ended September 30, 2011 were $72.3 million and resulted in gross gains of $2.5 million and gross losses of $9,000.

Securities with a fair value of approximately $88.8 million and $83.6 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at September 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)
	September 30, 2012	December 31, 2011
Real estate loans
Construction and land development	$80,733	93,812
Single-family residential	249,167	267,051
Commercial	203,603	214,415
Multifamily and farmland	4,964	4,793
Total real estate loans	538,467	580,071

Commercial loans (not secured by real estate)	60,358	60,646
Farm loans (not secured by real estate)	12	-
Consumer loans (not secured by real estate)	10,303	10,490
All other loans (not secured by real estate)	16,642	19,290
Total loans	625,782	670,497

Less allowance for loan losses	16,551	16,604

Total net loans	$609,231	653,893

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2012 and December 31, 2011:

September 30, 2012
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$1,513	1,846	3,359	77,374	80,733	-
Single-family residential	8,145	4,758	12,903	236,264	249,167	2,396
Commercial	743	2,492	3,235	200,368	203,603	-
Multifamily and farmland	209	-	209	4,755	4,964	-
Total real estate loans	10,610	9,096	19,706	518,761	538,467	2,396

Commercial loans (not secured by real estate)	854	18	872	59,486	60,358	-
Farm loans (not secured by real estate)	-	-	-	12	12	-
Consumer loans (not secured by real estate)	119	5	124	10,179	10,303	2
All other loans (not secured by real estate)	-	-	-	16,642	16,642	-
Total loans	$11,583	9,119	20,702	605,080	625,782	2,398

December 31, 2011
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$10,033	3,338	13,371	80,441	93,812	-
Single-family residential	16,536	6,189	22,725	244,326	267,051	2,709
Commercial	1,002	958	1,960	212,455	214,415	-
Multifamily and farmland	13	-	13	4,780	4,793	-
Total real estate loans	27,584	10,485	38,069	542,002	580,071	2,709

Commercial loans (not secured by real estate)	576	9	585	60,061	60,646	-
Consumer loans (not secured by real estate)	116	36	152	10,338	10,490	-
All other loans (not secured by real estate)	-	-	-	19,290	19,290	-
Total loans	$28,276	10,530	38,806	631,691	670,497	2,709

The following table presents the Company’s non-accrual loans as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)
	September 30, 2012	December 31, 2011
Real estate loans
Construction and land development	$10,866	13,257
Single-family residential	4,255	5,522
Commercial	3,239	2,451
Total real estate loans	18,360	21,230

Commercial loans (not secured by real estate)	457	403
Consumer loans (not secured by real estate)	22	152
Total	$18,839	21,785

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.   Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $38.7 million, $21.1 million and $30.6 million at September 30, 2012, September 30, 2011 and December 31, 2011, respectively.  Interest income recognized on accruing impaired loans was $1.4 million, $897,000 and $1.7 million for the nine months ended September 30, 2012, the nine months ended September 30, 2011 and the year ended December 31, 2011, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as impaired.

The following tables present the Company’s impaired loans as of September 30, 2012 and December 31, 2011:

September 30, 2012
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$28,090	12,832	7,437	20,269	1,821	13,806
Single-family residential	29,652	5,193	23,416	28,609	1,343	28,620
Commercial	7,903	6,953	317	7,270	114	5,565
Multifamily and farmland	200	200	-	200	-	201
Total impaired real estate loans	65,845	25,178	31,170	56,348	3,278	48,192

Commercial loans (not secured by real estate)	1,155	1,117	-	1,117	-	1,187
Consumer loans (not secured by real estate)	-	30	-	30	-	38
Total impaired loans	$67,000	26,325	31,170	57,495	3,278	49,417

December 31, 2011
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$28,721	14,484	6,098	20,582	3,264	17,848
Single-family residential	26,382	969	24,719	25,688	1,427	25,102
Commercial	7,717	3,845	3,139	6,984	77	4,518
Multifamily and farmland	209	-	209	209	1	214
Total impaired real estate loans	63,029	19,298	34,165	53,463	4,769	47,682

Commercial loans (not secured by real estate)	1,111	-	1,083	1,083	26	1,485
Consumer loans (not secured by real estate)	157	-	152	152	2	140
Total impaired loans	$64,297	19,298	35,400	54,698	4,797	49,307

Changes in the allowance for loan losses for the nine months ended September 30, 2012 and the year ended December 31, 2011 were as follows:

Nine months ended September 30, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$7,182	5,357	1,731	13	1,029	-	255	1,037	16,604
Charge-offs	(3,045)	(1,149)	(547)	-	(498)	-	(403)	-	(5,642)
Recoveries	522	71	374	-	95	-	115	-	1,177
Provision	1,733	817	(21)	-	(18)	-	222	1,679	4,412
Ending balance	$6,392	5,096	1,537	13	608	-	189	2,716	16,551

Ending balance: individually
evaluated for impairment	$1,527	1,637	114	-	-	-	-	-	3,278
Ending balance: collectively
evaluated for impairment	4,865	3,459	1,423	13	608	-	189	2,716	13,273
Ending balance	$6,392	5,096	1,537	13	608	-	189	2,716	16,551

Loans:
Ending balance	$80,733	249,167	203,603	4,964	60,358	12	26,945	-	625,782

Ending balance: individually
evaluated for impairment	$19,734	23,770	6,798	-	346	-	-	-	50,648
Ending balance: collectively
evaluated for impairment	$60,999	225,397	196,805	4,964	60,012	12	26,945	-	575,134

Year ended December 31, 2011
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer and All Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,774	6,097	1,409	17	1,174	430	592	15,493
Charge-offs	(7,164)	(2,925)	(1,271)	-	(314)	(586)	-	(12,260)
Recoveries	241	201	24	-	121	152	-	739
Provision	8,331	1,984	1,569	(4)	48	259	445	12,632
Ending balance	$7,182	5,357	1,731	13	1,029	255	1,037	16,604

Ending balance: individually
evaluated for impairment	$1,250	1,289	-	-	-	-	-	2,539
Ending balance: collectively
evaluated for impairment	5,932	4,068	1,731	13	1,029	255	1,037	14,065
Ending balance	$7,182	5,357	1,731	13	1,029	255	1,037	16,604

Loans:
Ending balance	$93,812	267,051	214,415	4,793	60,646	29,780	-	670,497

Ending balance: individually
evaluated for impairment	$20,280	20,661	3,845	-	-	-	-	44,786
Ending balance: collectively
evaluated for impairment	$73,532	246,390	210,570	4,793	60,646	29,780	-	625,711

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

•
Risk Grade 4 – Management Attention: These loans have higher risk and servicing needs but still are acceptable. Evidence of marginal performance or deteriorating trends is observed.  These are not problem credits presently, but may be in the future if the borrower is unable to change its present course.

•
Risk Grade 5 – Watch: These loans are currently performing satisfactorily, but there has been some recent past due history on repayment and there are potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Company’s position at some future date.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2012 and December 31, 2011.

September 30, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$192	23,029	-	-	954	-	1,350	-	25,525
2- High Quality	5,132	58,651	24,297	36	9,737	-	4,213	2,376	104,442
3- Good Quality	23,443	88,980	116,735	2,647	36,287	12	4,226	14,261	286,591
4- Management Attention	24,565	48,969	49,292	1,364	12,103	-	388	5	136,686
5- Watch	8,177	11,249	8,609	717	351	-	89	-	29,192
6- Substandard	19,224	18,289	4,670	200	926	-	37	-	43,346
7- Low Substandard	-	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	-	-	-	-	-
Total	$80,733	249,167	203,603	4,964	60,358	12	10,303	16,642	625,782

December 31, 2011
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Commercial	Multifamily and Farmland	Commercial	Consumer	All Other	Total

1- Excellent Quality	$197	25,474	-	-	715	1,344	-	27,730
2- High Quality	5,183	64,817	25,506	50	8,801	4,070	2,774	111,201
3- Good Quality	27,675	100,388	136,137	3,448	36,585	4,259	16,509	325,001
4- Management Attention	28,138	50,253	40,312	358	12,882	429	7	132,379
5- Watch	15,923	11,767	2,795	728	622	89	-	31,924
6- Substandard	16,696	14,352	9,665	209	1,041	154	-	42,117
7- Low Substandard	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	-	145	-	145
Total	$93,812	267,051	214,415	4,793	60,646	10,490	19,290	670,497

At September 30, 2012, TDR loans were $21.8 million, including $1.8 million in performing TDR loans.  Effective March 31, 2012, performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  Previously reported TDR amounts reflect cumulative TDR loans from prior periods in addition to current year TDR loans.  At December 31, 2011, TDR loans were $44.1 million, including $15.1 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

The following table presents an analysis of TDR loans by loan type as of September 30, 2012 and December 31, 2011.

September 30, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	20	$16,735	9,824
Single-family residential	97	10,965	10,118
Commercial	5	3,136	981
Multifamily and Farmland	1	322	200
Total real estate TDR loans	123	31,158	21,123

Commercial loans (not secured by real estate)	14	1,271	706
Consumer loans (not secured by real estate)	1	2	6
Total TDR loans	138	$32,431	21,835

December 31, 2011
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	29	$19,762	12,840
Single-family residential	241	25,541	24,846
Commercial	15	7,200	5,013
Multifamily and Farmland	1	322	209
Total real estate TDR loans	286	52,825	42,908

Commercial loans (not secured by real estate)	21	1,711	1,083
Consumer loans (not secured by real estate)	8	124	142
Total TDR loans	315	$54,660	44,133

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and nine months ended September 30, 2012 and 2011 is as follows:

For the three months ended September 30, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,256	5,559,016	$0.23
Effect of dilutive securities:
Stock options	-	2,570
Diluted earnings per common share	$1,256	5,561,586	$0.23

For the nine months ended September 30, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$3,727	5,549,148	$0.67
Effect of dilutive securities:
Stock options	-	2,168
Diluted earnings per common share	$3,727	5,551,316	$0.67

For the three months ended September 30, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,044	5,542,703	$0.19
Effect of dilutive securities:
Stock options	-	1,922
Diluted earnings per common share	$1,044	5,544,625	$0.19

For the nine months ended September 30, 2011
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$2,337	5,542,126	$0.42
Effect of dilutive securities:
Stock options	-	1,739
Diluted earnings per common share	$2,337	5,543,865	$0.42

(5)	Stock-Based Compensation

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

The Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (three years from the grant date for the grants to date under the 1999 Plan).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of September 30, 2012, there was no unrecognized compensation cost related to the 2007 and 2008 restricted stock unit grants.

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

The Company granted 29,514 restricted stock units in March 2012 at a grant date fair value of $7.90 per share.   5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) in 2008.  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the grants to date under the 2009 Plan).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of September 30, 2012, the total unrecognized compensation cost related to the 2012 restricted stock unit grants was $264,000.

(6)	Fair Value

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination, or issuance.

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

Cash and Cash Equivalents
For cash, due from banks and interest-bearing deposits, the carrying amount is a reasonable estimate of fair value.

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

Other Real Estate
The fair value of other real estate is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  Other real estate is reported in the Level 3 fair value category.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The following tables present the balance of securities available for sale and mortgage loans held for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)
	September 30, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$160,086	-	160,086	-
U.S. Government
sponsored enterprises	$1,294	-	1,294	-
State and political subdivisions	$116,149	-	116,149	-
Corporate bonds	$1,551	-	1,551	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,455	1,455	-	-
Mortgage loans held for sale	$5,984	-	-	5,984

(Dollars in thousands)
	December 31, 2011
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$213,693	-	208,349	5,344
U.S. Government
sponsored enterprises	$7,694	-	7,694	-
State and political subdivisions	$97,097	-	97,097	-
Corporate bonds	$543	-	543	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,111	1,111	-	-
Mortgage loans held for sale	$5,146	-	-	5,146

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2012.  Transfers out of Level 3 during the nine months ended September 30, 2012 are attributable to one available for sale security reported in Level 3 at December 31, 2011 because market pricing was unavailable from the Bank’s third party bond accounting provider at that time.  This security was reported in Level 2 at September 30, 2012, as the market valuation was provided by the Bank’s third party bond accounting provider.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$6,594
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	(5,344)
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s September 30, 2012 and December 31, 2011 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements September 30, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2012
Impaired loans	$57,495	-	-	57,495	(5,408)
Other real estate	$6,595	-	-	6,595	(710)

(Dollars in thousands)
	Fair Value Measurements December 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2011
Impaired loans	$49,901	-	431	49,470	(11,864)
Other real estate	$7,576	-	-	7,576	(1,322)

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$55,904	55,904	-	-	55,904
Investment securities available for sale	281,785	1,455	279,080	1,250	281,785
Other investments	5,599	-	-	5,599	5,599
Mortgage loans held for sale	5,984	-	-	5,984	5,984
Loans, net	609,231	-	-	604,690	604,690
Cash surrender value of life insurance	13,142	-	13,142	-	13,142

Liabilities:
Deposits	$768,470	-	767,543	-	767,543
Securities sold under agreements
to repurchase	43,136	-	43,136	-	43,136
FHLB borrowings	70,000	-	75,938	-	75,938
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)
	December 31, 2011
	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$29,236	29,236
Investment securities available for sale	321,388	321,388
Other investments	5,712	5,712
Mortgage loans held for sale	5,146	5,146
Loans, net	653,893	648,640
Cash surrender value of life insurance	12,835	12,835

Liabilities:
Deposits and demand notes payable	$827,111	826,810
Securities sold under agreements
to repurchase	39,600	39,600
FHLB borrowings	70,000	75,046
Junior subordinated debentures	20,619	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2012 and December 31, 2011.

Fair Values of Derivative Instruments on the Balance Sheet
The Company did not have any interest rate derivatives outstanding as of September 30, 2012 and December 31, 2011.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of September 30, 2012 and December 31, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2012 and 2011.

Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statement of earnings for the nine months ended September 30, 2012 and 2011.

(Dollars in thousands)

	Amount of Gain		Location of Gain	Amount of Gain
	(Loss) Recognized in		(Loss) Reclassified	(Loss) Reclassified
	Accumulated OCI on		from Accumulated	from Accumulated
	Derivatives		OCI into Income	OCI into Income
	Nine months ended			Nine months ended
	September 30,			September 30,
	2012	2011		2012	2011
Interest rate derivative contracts	$-	$(20)	Interest income	$-	$628

(8)	TARP Repurchase

On July 3, 2012, the Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the UST, which was issued to UST in connection with the Company’s participation in the CPP under the TARP in 2008.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,575.90, including $83,575.10 accrued and unpaid dividends on the preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999.20 difference between the $12,530,000 face value of the preferred stock retired and the $11,695,000.80 purchase price of the preferred stock retired was credited to retained earnings.

On August 8, 2012, the Company completed its repurchase of the warrant (the “Warrant”) to purchase 357,234 shares of the Company's common stock that was issued to the UST on December 23, 2008 as part of the CPP under TARP.  The Company repurchased the Warrant for a total price of $425,000.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. This new legislation makes extensive changes to the laws regulating financial products and services as well as firms and companies offering financial products and services. The Dodd-Frank Act also alters certain corporate governance matters affecting public companies. The legislation requires substantial rulemaking and mandates numerous additional studies, the results of which could impact future legislative and regulatory action. We continue to evaluate this legislation including its related rules and regulations, and we are assessing the extent to which it will impact our current and future operations. Among other things that could have an impact on our operations and activities, the Dodd-Frank Act (i) amends the manner for calculating the assessment base for deposit insurance premiums paid to the FDIC; (ii) requires the federal banking agencies to issue new rules to implement new minimum leverage and risk-based capital requirements for insured depository institutions; and (iii) requires the Securities and Exchange Commission to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight. Additionally, the Dodd-Frank Act establishes the Consumer Financial Protection Bureau (“Bureau”) as an independent federal agency, which has broad rulemaking, supervisory and enforcement authority over financial institutions providing consumer financial products and services. Examples of such products and services include deposit products, residential mortgages, home-equity loans and credit cards. Under the Dodd-Frank Act, states are permitted to adopt more stringent consumer protection laws, and state attorneys general can enforce those laws as well as consumer protection rules issued by the Bureau.

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

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the UST pursuant to the CPP under TARP.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a Warrant to purchase 357,234 shares of the Company’s common stock.  Proceeds from this issuance of Series A preferred shares were allocated between preferred stock and the Warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the Warrant.  The discount recorded on the Series A preferred stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to retained earnings over a five-year period applying a level yield.  As of September 30, 2012, the Company has accreted a total of $478,000 of the discount related to the Series A preferred stock.

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

The UST sold all of the Company’s CPP preferred stock in a public auction during the second quarter of 2012, and, as a result, the Company is no longer subject to the executive compensation and corporate governance standards imposed by TARP.  The Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the UST, which was issued to the UST in connection with the Company’s participation in the CPP under TARP in 2008.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,575.90, including $83,575.10 accrued and unpaid dividends on the preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999.20 difference between the $12,530,000 face value of the preferred stock retired and the $11,695,000.80 purchase price of the preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining preferred shares are redeemable at any time at par.  The Company expects to be able to repurchase the shares from future earnings, however, there are no immediate plans to repurchase these shares.

On August 8, 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company's common stock that was issued to the UST on December 23, 2008, as part of the CPP under TARP.  The Company repurchased the Warrant for a total price of $425,000.  The exercise price of the Warrant was $10.52 per common share and was exercisable at anytime on or before December 18, 2018.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of September 30, 2012.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based loan assets during 2011.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2012 and 2011.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of earnings for the nine months ended September 30, 2012 and 2011.

(Dollars in thousands)

	Amount of Gain		Location of Gain	Amount of Gain
	(Loss) Recognized in		(Loss) Reclassified	(Loss) Reclassified
	Accumulated OCI on		from Accumulated	from Accumulated
	Derivatives		OCI into Income	OCI into Income
	Nine months ended			Nine months ended
	September 30,			September 30,
	2012	2011		2012	2011
Interest rate derivative contracts	$-	$(20)	Interest income	$-	$628

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.   The tables below present the balance of securities available for sale and mortgage loans held for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)
	September 30, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$160,086	-	160,086	-
U.S. Government
sponsored enterprises	$1,294	-	1,294	-
State and political subdivisions	$116,149	-	116,149	-
Corporate bonds	$1,551	-	1,551	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,455	1,455	-	-
Mortgage loans held for sale	$5,984	-	-	5,984

(Dollars in thousands)
	December 31, 2011
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$213,693	-	208,349	5,344
U.S. Government
sponsored enterprises	$7,694	-	7,694	-
State and political subdivisions	$97,097	-	97,097	-
Corporate bonds	$543	-	543	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,111	1,111	-	-
Mortgage loans held for sale	$5,146	-	-	5,146

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2012:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$6,594
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	(5,344)
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Company’s September 30, 2012 and December 31, 2011 fair value measurement for impaired loans and other real estate on a non-recurring basis is presented below:

(Dollars in thousands)
	Fair Value Measurements September 30, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2012
Impaired loans	$57,495	-	-	57,495	(5,408)
Other real estate	$6,595	-	-	6,595	(710)

(Dollars in thousands)
	Fair Value Measurements December 31, 2011	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2011
Impaired loans	$49,901	-	431	49,470	(11,864)
Other real estate	$7,576	-	-	7,576	(1,322)

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.   Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s TDR loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $38.7 million, $21.1 million and $30.6 million at September 30, 2012, September 30, 2011 and December 31, 2011, respectively.  Interest income recognized on accruing impaired loans was $1.4 million, $897,000 and $1.7 million for the nine months ended September 30, 2012, the nine months ended September 30, 2011 and the year ended December 31, 2011, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as impaired.

Results of Operations
Summary.  Net earnings for the third quarter of 2012 were $1.4 million, or $0.25 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion as compared to $1.4 million, or $0.25 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended September 30, 2012 were $1.3 million, or $0.23 basic and diluted net earnings per common share as compared to $1.0 million, or $0.19 basic and diluted net earnings per common share for the same period one year ago.  The increase in third quarter earnings is attributable to a decrease in the provision for loan losses, which was partially offset by a decrease in net interest income, a decrease in non-interest income and an increase in non-interest expense.

The annualized return on average assets was 0.55% for the three months ended September 30, 2012 compared to 0.51% for the same period one year ago, and annualized return on average shareholders’ equity was 5.80% for the three months ended September 30, 2012 compared to 5.31% for the same period one year ago.

Year-to-date net earnings as of September 30, 2012 were $4.6 million, or $0.83 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion, as compared to $3.4 million, or $0.61 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the nine months ended September 30, 2012 were $3.7 million or $0.67 basic and diluted net earnings per common share as compared to $2.3 million, or $0.42 basic and diluted net earnings per common share, for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to aggregate decreases in the provision for loan losses, which were partially offset by aggregate decreases in net interest income and non-interest income and aggregate increases in non-interest expense, as discussed below.

The annualized return on average assets was 0.59% for the nine months ended September 30, 2012 compared to 0.46% for the same period in 2011, and annualized return on average shareholders’ equity was 5.86% for the nine months ended September 30, 2012 compared to 4.49% for the same period in 2011.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $7.8 million for the three months ended September 30, 2012 compared to $8.6 million for the same period one year ago.  This decrease was primarily due to a decrease in interest income resulting from reduction in average loans and investment securities and a decrease in the yield on earning assets, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest-bearing liabilities.

Interest income decreased $1.6 million or 14% for the three months ended September 30, 2012 compared to the same period one year ago.  The decrease was due to a reduction in average loans and investment securities and a decrease in the yield on earning assets.  The average yield on earning assets for the quarters ended September 30, 2012 and 2011 was 4.22% and 4.57%, respectively.  During the quarter ended September 30, 2012, average loans decreased $47.7 million to $639.4 million from $687.1 million for the three months ended September 30, 2011.  During the quarter ended September 30, 2012, average investment securities available for sale decreased $34.9 million to $278.9 million from $313.8 million for the three months ended September 30, 2011.  This decrease reflects investment securities sold during the nine months ended September 30, 2012, totaling $47.0 million, which were partially offset by purchases of investment securities.

Interest expense decreased $831,000 or 31% for the three months ended September 30, 2012 compared with the same period one year ago due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.31% for the three months ended September 30, 2012 as compared to 0.59% for the same period one year ago.  The average rate paid on certificates of deposits was 1.09% for the three months ended September 30, 2012 compared to 1.39% for the same period one year ago.  During the quarter ended September 30, 2012, average certificates of deposit decreased $77.8 million to $269.4 million from $347.2 million for the three months ended September 30, 2011.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2012 and 2011. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Interest and fees on loans	$639,402	8,170	5.08%	687,086	8,921	5.15%
Investments - taxable	175,697	575	1.30%	185,974	1,338	2.85%
Investments - nontaxable*	109,459	1,320	4.80%	134,530	1,451	4.28%
Other	25,978	15	0.23%	8,471	4	0.21%

Total interest-earning assets	950,536	10,080	4.22%	1,016,061	11,714	4.57%

Cash and due from banks	25,485			24,003
Other assets	55,224			51,201
Allowance for loan losses	(16,911)			(16,192)

Total assets	$1,014,334			1,075,073

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$348,680	274	0.31%	347,278	517	0.59%
Time deposits	269,369	737	1.09%	347,187	1,221	1.39%
FHLB / FRB borrowings	70,000	689	3.92%	70,000	761	4.31%
Trust preferred securities	20,619	110	2.12%	20,619	100	1.92%
Other	49,320	32	0.26%	47,909	74	0.62%

Total interest-bearing liabilities	757,988	1,842	0.97%	832,993	2,673	1.27%

Demand deposits	154,434			135,835
Other liabilities	5,427			4,317
Shareholders' equity	96,940			101,937

Total liabilities and shareholder's equity	$1,014,789			1,075,082

Net interest spread		$8,238	3.25%		9,041	3.30%

Net yield on interest-earning assets			3.45%			3.53%

Taxable equivalent adjustment
Investment securities		$425			423

Net interest income		$7,813			8,618

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $2.7 million in 2012 and $45.1 million in 2011. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

Year-to-date net interest income as of September 30, 2012 decreased 7% to $23.8 million compared to $25.7 million for the same period one year ago.   This decrease is primarily attributable to a decrease in interest income resulting from a reduction in average loans and a decrease in the yield on earning assets, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest-bearing liabilities.

Interest income decreased $4.4 million or 13% for the nine months ended September 30, 2012 compared with the same period in 2011.  This decrease was primarily due to a reduction in average loans and a decrease in the yield on earning assets.  The average yield on earning assets for the nine months ended September 30, 2012 and 2011 was 4.26% and 4.69%, respectively.  During the nine months ended September 30, 2012, average loans decreased $49.2 million to $655.1 million from $704.3 million for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, average investment securities available for sale increased $2.5 million to $292.1 million from $289.6 million for the nine months ended September 30, 2011 primarily due to the investment of additional funds received from loan repayments outpacing new loans disbursed.

Interest expense decreased $2.5 million or 29% for the nine months ended September 30, 2012 compared with the same period in 2011 primarily due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.35% for the nine months ended September 30, 2012 as compared to 0.72% for the same period of 2011.  The average rate paid on certificates of deposits was 1.21% for the nine months ended September 30, 2012 compared to 1.44% for the same period one year ago.  Average certificates of deposit decreased $71.2 million to $291.8 million for the nine months ended September 30, 2012 from $363.0 million for the nine months ended September 30, 2011.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2012 and 2011. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Nine months ended			Nine months ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Interest and fees on loans	$655,051	24,822	5.06%	704,263	27,695	5.26%
Investments - taxable	196,007	2,430	1.66%	160,137	3,362	2.81%
Investments - nontaxable*	102,572	3,770	4.91%	136,525	4,487	4.39%
Other	20,067	34	0.23%	12,204	19	0.20%

Total interest-earning assets	973,697	31,056	4.26%	1,013,129	35,563	4.69%

Cash and due from banks	24,505			23,700
Other assets	55,510			49,628
Allowance for loan losses	(17,026)			(15,655)

Total assets	$1,036,686			1,070,802

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$349,378	913	0.35%	341,277	1,836	0.72%
Time deposits	291,784	2,632	1.21%	363,046	3,901	1.44%
FHLB / FRB borrowings	70,467	2,064	3.91%	70,037	2,258	4.31%
Trust preferred securities	20,619	332	2.15%	20,619	300	1.95%
Other	46,924	105	0.30%	42,378	231	0.74%

Total interest-bearing liabilities	779,172	6,046	1.04%	837,357	8,526	1.36%

Demand deposits	150,501			130,209
Other liabilities	4,681			4,036
Shareholders' equity	104,355			100,587

Total liabilities and shareholder's equity	$1,038,709			1,072,189

Net interest spread		$25,010	3.22%		27,037	3.33%

Net yield on interest-earning assets			3.43%			3.57%

Taxable equivalent adjustment
Investment securities		$1,204			1,293

Net interest income		$23,806			25,744

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $4.0 million in 2012 and $47.6 million in 2011. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	compared to three months ended September 30, 2011			compared to nine months ended September 30, 2011
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(614)	(137)	(751)	(1,900)	(973)	(2,873)

Investments - taxable	(55)	(708)	(763)	599	(1,531)	(932)
Investments - nontaxable	(285)	154	(131)	(1,182)	465	(717)
Other	10	1	11	12	3	15
Total interest income	(944)	(690)	(1,634)	(2,471)	(2,036)	(4,507)

Interest expense:
NOW, MMDA & savings deposits	1	(244)	(243)	(915)	(8)	(923)
Time deposits	(243)	(241)	(484)	(704)	(565)	(1,269)
FHLB / FRB Borrowings	0	(72)	(72)	13	(207)	(194)
Trust Preferred Securities	-	10	10	-	32	32
Other	1	(43)	(42)	17	(143)	(126)
Total interest expense	(241)	(590)	(831)	(1,589)	(891)	(2,480)
Net interest income	$(703)	(100)	(803)	(882)	(1,145)	(2,027)

Provision for Loan Losses. For the three months ended September 30, 2012, a contribution of $761,000 was made to the provision for loan losses compared to a $3.4 million contribution to the provision for loan losses for the three months ended September 30, 2011.  The decrease in the provision for loan losses is primarily attributable to a $2.2 million decrease in net charge-offs during the third quarter of 2012 compared to the third quarter of 2011 and an $8.7 million reduction in non-accrual loans from September 30, 2011 to September 30, 2012.

The provision for loan losses for the nine months ended September 30, 2012 was $4.4 million as compared to $9.7 million for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $4.4 million decrease in net charge-offs during the nine months ended September 30, 2012 compared to the same period one year ago and an $8.7 million reduction in non-accrual loans from September 30, 2011 to September 30, 2012.

Non-Interest Income.  Total non-interest income was $2.9 million for the three months ended September 30, 2012, as compared to $3.7 million for the same period one year ago.  This decrease is primarily attributable to a $1.2 million decrease in the gains on sale of securities, which was partially offset by a $169,000 increase in mortgage banking income and a $93,000 increase in income from the Company’s subsidiary, Community Bank Real Estate Solutions (“CBRES”), for the three months ended September 30, 2012, as compared to the same period one year ago.

Non-interest income was $9.9 million for the nine months ended September 30, 2012, as compared to $10.0 million for the same period one year ago.  This decrease is primarily attributable to a $1.3 million decrease in the gains on sale of securities, which was partially offset by a $316,000 reduction in losses and write-downs on foreclosed properties, a $282,000 increase in income from the Company’s subsidiary, CBRES, and a $262,000 increase in mortgage banking income for the nine months ended September 30, 2012, as compared to the same period one year ago.

 Non-Interest Expense.  Total non-interest expense was $8.2 million for the three months ended September 30, 2012, as compared to $7.2 million for the same period one year ago.  This increase is primarily due to a $698,000 increase in salaries and benefits expense and a $337,000 increase in non-interest expenses other than salary, employee benefits and occupancy expenses for the three months ended September 30, 2012, as compared to the same period one year ago.  The increase in salaries and benefits expense was primarily due to salary increases in 2012 and bonuses accrued in the third quarter of 2012, along with an increase in commissions on mortgage and real estate appraisal sales.  The increase in non-interest expenses other than salary, employee benefits and occupancy expenses included $62,000 in expenses associated with the Company’s purchase of its preferred stock and the Warrant from the UST, which was issued to the UST in connection with the Company’s participation in the CPP under TARP in 2008.

Non-interest expense was $23.3 million for the nine months ended September 30, 2012, as compared to $21.9 million for the same period one year ago.  This increase is primarily due to a $1.1 million increase in salaries and benefits expense and a $337,000 increase in non-interest expenses other than salary, employee benefits and occupancy expenses for the nine months ended September 30, 2012, as compared to the same period one year ago.  The increase in salaries and benefits expense was primarily due to salary increases in 2012 and bonuses accrued in the third quarter of 2012, along with an increase in commissions on mortgage and real estate appraisal sales.  The increase in non-interest expenses other than salary, employee benefits and occupancy expenses included $230,000 in expenses associated with the Company’s purchase of its preferred stock and the Warrant from the UST, which was issued to the UST in connection with the Company’s participation in the CPP under TARP in 2008.

Income Taxes.  The Company reported income tax expense of $369,000  and $406,000 for the three months ended September 30, 2012 and 2011, respectively.  This represented an effective tax rate of 21% and 23% for the respective periods.

The Company reported income taxes of $1.4 million and $755,000 for the nine months ended September 30, 2012 and 2011, respectively.  This represented an effective tax rate of 23% and 18% for the respective periods.   The 2012 and 2011 effective tax rates are lower than historical levels due to increases in tax exempt investment income, which has a greater impact on the effective tax rate on the reduced level of earnings before income taxes experienced in 2012 and 2011.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $281.8 million at September 30, 2012 compared to $321.4 million at December 31, 2011.  Average investment securities available for sale for the nine months ended September 30, 2012 were $292.1 million compared to $295.4 million for the year ended December 31, 2011.

Loans.  At September 30, 2012, loans were $625.8 million compared to $670.5 million at December 31, 2011, a decrease of $44.7 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the nine months ended September 30, 2012, amounting to approximately $64.9 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 67% and 70% of average earning assets for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.  The Company had $6.0 million and $5.1 million in mortgage loans held for sale as of September 30, 2012 and December 31, 2011, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2012, the Company had $110.4 million in residential mortgage loans, $87.6 million in home equity loans and $261.4 million in commercial mortgage loans, which include $208.6 million secured by commercial property and $52.8 million secured by residential property.   Residential mortgage loans include $57.8 million made to customers in the Company’s traditional banking offices and $52.6 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2012, the Company had $80.7 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	69	$17,706	$2,124
Land acquisition and development - residential purposes	318	53,472	8,742
1 to 4 family residential construction	24	6,498	-
Commercial construction	5	3,057	-
Total construction and land development	416	$80,733	$10,866

At September 30, 2012, TDR loans were $21.8 million, including $1.8 million in performing TDR loans.  Effective March 31, 2012, performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  Previously reported TDR amounts reflect cumulative TDR loans from prior periods in addition to current year TDR loans.  At December 31, 2011, TDR loans were $44.1 million, including $15.1 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.  At September 30, 2012 and December 31, 2011, the recorded investment in loans that were considered to be impaired was approximately $57.5 million and $54.7 million, respectively, with related allowance for loan losses of approximately $3.3 million and $4.8 million, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2012 as compared to the year ended December 31, 2011.  Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses at September 30, 2012 was $16.6 million or 2.64% of total loans compared to $16.6 million or 2.48% of total loans at December 31, 2011.  We believe we have established the allowance for credit losses pursuant to GAAP, and have taken into account the views of our regulators and the current economic environment.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2012 and December 31, 2011.

	Percentage of Loans
	By Risk Grade
Risk Grade	09/30/2012	12/31/2011
Risk Grade 1 (Excellent Quality)	2.94%	3.12%
Risk Grade 2 (High Quality)	16.69%	16.58%
Risk Grade 3 (Good Quality)	46.65%	49.30%
Risk Grade 4 (Management Attention)	21.75%	19.65%
Risk Grade 5 (Watch)	4.66%	4.76%
Risk Grade 6 (Substandard)	6.90%	6.21%
Risk Grade 7 (Low Substandard)	0.00%	0.00%
Risk Grade 8 (Doubtful)	0.00%	0.00%
Risk Grade 9 (Loss)	0.00%	0.00%

At September 30, 2012, including non-accrual loans, there were nine relationships exceeding $1.0 million (which totaled $16.4 million) in the Watch risk grade, six relationships exceeding $1.0 million in the Substandard risk grade  (which totaled $14.5 million) and no relationships exceeding $1.0 million in the Low Substandard risk grade.  There were three relationships with loans in the Watch risk grade and the Substandard risk grade exceeding $1.0 million total (which totaled $5.1 million).

Non-performing Assets.  Non-performing assets totaled $27.8 million at September 30, 2012 or 2.77% of total assets, compared to $32.1 million at December 31, 2011, or 3.01% of total assets.  Non-accrual loans were $18.8 million at September 30, 2012 and $21.8 million at December 31, 2011.  As a percentage of total loans outstanding, non-accrual loans were 3.01% at September 30, 2012 compared to 3.25% at December 31, 2011.  Non-performing loans include $10.9 million in construction and land development loans, $9.9 million in commercial and residential mortgage loans and $481,000 in other loans at September 30, 2012 as compared to $13.2 million in construction and land development loans, $10.7 million in commercial and residential mortgage loans and $544,000 in other loans as of December 31, 2011.  The Bank had loans 90 days past due and still accruing totaling $2.4 million and $2.7 million as of September 30, 2012 and December 31, 2011, respectively.  Other real estate totaled $6.6 million as of September 30, 2012 as compared to $7.6 million at December 31, 2011. Repossessed assets were $5,000 and $0 as of September 30, 2012 and December 31, 2011, respectively.

           Deposits.  Total deposits at September 30, 2012 were $768.5 million compared to $827.1 million at December 31, 2011. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, were $624.5 million at September 30, 2012 as compared to $633.0 million at December 31, 2011.  Certificates of deposit in amounts greater than $100,000 or more totaled $143.2 million at September 30, 2012 as compared to $193.0 million at December 31, 2011.  This decrease is primarily due to a $25.1 million decrease in brokered certificates of deposit, which included a $8.5 million decrease in certificates of deposit issued through the Certificate of Deposit Account Registry Service (“CDARS”).  At September 30, 2012, brokered deposits were $21.8 million as compared to $47.0 million at December 31, 2011. Brokered deposits outstanding as of September 30, 2012 had a weighted average rate of 0.34% with a weighted average original term of ten months as compared to brokered deposits outstanding at December 31, 2011, which had a weighted average rate of 0.99% with a weighted average original term of 15 months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at September 30, 2012 and December 31, 2011, respectively.  The average balance of FHLB borrowings for the nine months ended September 30, 2012 was $70.5 million compared to $70.0 million for the year ended December 31, 2011.  At September 30, 2012, all of the Bank’s FHLB borrowings had maturities exceeding one year.  The FHLB has the option to convert $15.0 million of the total advances to a floating rate and, if converted, we may repay the advances without a prepayment fee.

Securities sold under agreements to repurchase were $43.1 million at September 30, 2012 compared to $39.6 million at December 31, 2011.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the nine months ended September 30, 2012 totaled $973.7 million, exceeding average rate sensitive liabilities of $779.2 million by $194.5 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2012.

Included in the rate sensitive assets are $338.1 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2012, we had $255.5 million in loans with interest rate floors.  The floors were in effect on $254.1 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.11% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2012, such unfunded commitments to extend credit were $134.6 million, while commitments in the form of standby letters of credit totaled $3.4 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2012, the Company’s core deposits totaled $624.5 million, or 80% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 9.06% as of September 30, 2012.

At September 30, 2012, we had a significant amount of deposits in amounts greater than $100,000.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at September 30, 2012 and December 31, 2011.  At September 30, 2012, the carrying value of loans pledged as collateral to the FHLB totaled $142.5 million compared to $153.7 million at December 31, 2011.  As additional collateral, the Bank has pledged securities to the FHLB.  At September 30, 2012, the market value of securities pledged to the FHLB totaled $20.0 million compared to $13.2 million at December 31, 2011.  The remaining availability under the line of credit with  the FHLB was $23.0 million at September 30, 2012 compared to $17.1 million at December 31, 2011.  The Bank had no borrowings from the FRB at September 30, 2012 and December 31, 2011.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At September 30, 2012, the carrying value of loans pledged as collateral to the FRB totaled $324.4 million compared to $342.2 million at December 31, 2011.

The Bank also had the ability to borrow up to $47.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2012.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits with banks, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 32.82% at September 30, 2012 and 32.19% at December 31, 2011.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2012 and December 31, 2011 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2012	December 31, 2011
Contractual Cash Obligations
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,287	4,326
Total	$94,906	94,945
Other Commitments
Commitments to extend credit	$134,557	131,565
Standby letters of credit and financial guarantees written	3,429	3,288
Total	$137,986	134,853

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

Capital Resources.  Shareholders’ equity at September 30, 2012 was $96.8 million compared to $103.0 million at December 31, 2011.  This decrease was primarily attributable to the Company’s repurchase and retirement of a portion of its preferred shares.  The Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the UST, which was issued to the UST in connection with the Company’s participation in the CPP under TARP in 2008.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,575.90, including $83,575.10 accrued and unpaid dividends on the preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999.20 difference between the $12,530,000 face value of the preferred stock retired and the $11,695,000.80 purchase price of the preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining preferred shares are redeemable at any time at par.  The Company expects to be able to repurchase the shares from future earnings, however, there are no immediate plans to repurchase these shares.

Common stock at September 30, 2012 was $48.0 million compared to $48.3 million at December 31, 2011.  This decrease is due to the Company’s repurchase of the Warrant that was issued to the UST, which was partially offset by stock options exercised during the third quarter of 2012.

Annualized return on average equity for the nine months ended September 30, 2012 was 5.86% compared to 5.03% for the year ended December 31, 2011.  Total cash dividends paid on common stock were $610,000 and $333,000 for the nine months ended September 30, 2012 and 2011, respectively.  Cash dividends paid on common stock in the nine months ended September 30, 2012 include a $0.05 per share special cash dividend, amounting to $277,000, paid in February 2012.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2012 and December 31, 2011 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 15.89% and 16.10% at September 30, 2012 and December 31, 2011, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 17.19% and 17.38% at September 30, 2012 and December 31, 2011, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.98% and 11.06% at September 30, 2012 and December 31, 2011, respectively.

The Bank’s Tier 1 risk-based capital ratio was 15.32% and 13.76% at September 30, 2012 and December 31, 2011, respectively.  The total risk-based capital ratio for the Bank was 16.63% and 15.04% at September 30, 2012 and December 31, 2011, respectively.   The Bank’s Tier 1 leverage capital ratio was 10.57% and 9.44% at September 30, 2012 and December 31, 2011, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2012.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Total
Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

July 1 - 31, 2012	-		$-	-	-

August 1 - 31, 2012	357,234	(1)	1.19	-	-

September 1 - 30, 2012	5,050	(2)	9.50	-	-

Total	362,284		$1.31	-

(1)  On August 8, 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company's common stock that was issued to UST on December 23, 2008, as part of the CPP under TARP.  The Company repurchased the Warrant for a total price of $425,000.

(2)  The Company purchased 5,050 shares on the open market in the three months ended September 30, 2012 for its deferred compensation plan.  All purchases were funded by participant contributions to the plan.

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
period ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 9, 2012	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2012	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)