Form 10-K
period 2012-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2013-03-22
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Common Stock, no par value
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $34,030,624 based on the closing price of such common stock on June 30, 2012, which was $7.95 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

5,613,495 shares of common stock, outstanding at February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2012 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2013 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 2, 2013 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC
FORM 10-K CROSS REFERENCE INDEX

		2012 Form 10-K	Notice of 2013 Annual Meeting, Proxy Statement and Annual Report
		Page	Page
PART I
Item 1 -	Business	4 - 12	N/A
Item 1A -	Risk Factors	12 - 20	N/A
Item 1B -	Unresolved Staff Comments	20	N/A
Item 2 -	Properties	21	N/A
Item 3 -	Legal Proceedings	21	N/A
Item 4 -	Mine Safety Disclosures	21	N/A

PART II
Item 5 -	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22 - 24	N/A
Item 6 -	Selected Financial Data	24	A-3
Item 7 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24	A-4 - A-27
Item 7A -	Quantitative and Qualitative Disclosures About Market Risk	25	A-26 - A-27
Item 8 -	Financial Statements and Supplementary Data	25	A-28 - A-64
Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25	N/A
Item 9A -	Controls and Procedures	25	N/A
Item 9B -	Other Information	26	N/A

PART III
Item 10 -	Directors and Executive Officers and Corporate Governance	26	A-65
Item 11 -	Executive Compensation	26	20 - 27
Item 12 -	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27 - 27	5 - 7
Item 13 -	Certain Relationships and Related Transactions and Director Independence	27	27 - 28
Item 14 -	Principal Accountant Fees and Services	27	29 - 30

PART IV
Item 15 -	Exhibits and Financial Statement Schedules	28 - 31	N/A

Signatures		32	N/A

PART I

ITEM 1.  BUSINESS

General

Peoples Bancorp of North Carolina, Inc. (the “Company”), was formed in 1999 to serve as the holding company for Peoples Bank (the “Bank”). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The Company’s principal source of income is dividends declared and paid by the Bank on its capital stock, if any. The Company has no operations and conducts no business of its own other than owning the Bank and Community Bank Real Estate Solutions, LLC (“CBRES”). Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 22 banking offices located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina. The Bank also operates a loan production office in Denver, North Carolina. At December 31, 2012, the Company had total assets of $1.0 billion, net loans of $605.6 million, deposits of $781.5 million, total securities of $303.4 million, and shareholders’ equity of $97.7 million.

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

The Company’s fiscal year ends December 31. This Form 10-K is also being used as the Bank’s Annual Disclosure Statement under FDIC Regulations. This Form 10-K has not been reviewed, or confirmed for accuracy or relevance by the FDIC.

At December 31, 2012, the Company employed 247 full-time employees and 38 part-time employees, which equated to 273 full-time equivalent employees.

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

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 28, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by PEBK Trust II, in whole or in part, which became effective on June 28, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount plus any accrued but unpaid interest.

The Company established a new subsidiary, CBRES, in 2009. CBRES serves as a “clearing-house” for appraisal services for community banks. Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property is located. This type of service ensures that the appraisal process remains independent from the financing process within the bank.

Market Area

The Bank’s primary market consists of the communities in an approximate 50-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County. The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank’s primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.  The Bank has two Banco offices in Mecklenburg County, one Banco office in Union County and one Banco office in Wake County specifically designed to serve the growing Latino market.

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

Competition

The Bank has operated in the Catawba Valley region for over 100 years and is the only financial institution headquartered in Newton. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2012 comparative data, the Bank had 21.90% of the deposits in Catawba County, placing it second in deposit size among a total of 13 banks with branch offices in Catawba County; 14.67% of the deposits in Lincoln County, placing it third in deposit size among a total of ten banks with branch offices in Lincoln County; and 13.15% of the deposits in Alexander County, placing it fifth in deposit size among a total of seven banks with branch offices in Alexander County.

The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The Bank’s core deposit base has grown principally due to economic growth in the Bank’s market area coupled with the implementation of new and competitive deposit products. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (“EESA”) gave the U.S. Department of Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced.  The first program implemented by the UST was the Capital Purchase Program (“CPP”). Pursuant to this program, the UST, on behalf of the U.S. government, was authorized to purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investments have a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter. During the time the UST holds securities issued pursuant to this program, participating financial institutions are required to comply with certain provisions regarding executive compensation and corporate governance.  Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, the Company elected to participate in the CPP and received $25.1 million pursuant to the program in December 2008.  The UST sold all of the Company’s CPP preferred stock in a public auction during the second quarter of 2012, and, as a result, the Company is no longer subject to the executive compensation and corporate governance standards imposed on participants in the CPP.

American Recovery and Reinvestment Act of 2009. The American Recovery and Reinvestment Act of 2009 (“ARRA”) includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate governance obligations on all current and future CPP recipients, including the Company, until the institution has redeemed the preferred stock, which CPP recipients are now permitted to do under ARRA without regard to the three-year holding period and without the need to raise new capital but subject to approval of its primary federal regulator.

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

•
a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock, which may not exceed one-third of annual compensation, are subject to a two-year holding period and cannot be transferred until the UST’s preferred stock is redeemed in full;

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

The UST sold all of the Company’s CPP preferred stock in a public auction during the second quarter of 2012, and, as a result, the Company is no longer subject to the executive compensation and corporate governance standards imposed on participants in the CPP.

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection, established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2013 and thereafter.  Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more.  Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%.  At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items.  The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.  In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Company exceeded all applicable capital adequacy guidelines as of December 31, 2012.  At December 31, 2012, the Company’s Tier I risk-based capital and total risk-based capital were 16.04% and 17.34%, respectively.

Capital Requirements for the Bank. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC.  Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.  The Bank exceeded all applicable capital adequacy guidelines as of December 31, 2012.  At December 31, 2012, the Bank’s Tier I risk-based capital and total risk-based capital were 15.54% and 16.84%, respectively.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing its common stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

Neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.

Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits.  An insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

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

On November 12, 2009, the FDIC amended its regulations requiring certain insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The Bank’s prepaid assessment for these periods was $5.0 million and was paid on December 30, 2009, along with its regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. The prepayment has been treated as a prepaid expense on the books of the Bank, and recognized as an expense in the period for which the assessment is effective. The remaining balance of this prepaid expense was $1.6 million as of December 31, 2012.

The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).

The TAGP provided unlimited deposit insurance coverage through December 31, 2009, for non-interest bearing transaction accounts and certain interest-bearing accounts (negotiable order of withdrawal (“NOW”) accounts with interest rates of 0.50% or less and lawyers trust accounts) at FDIC-insured depository institutions. Depository institutions participating in the TAGP are assessed, on a quarterly basis, an annualized 10 basis points fee on the balance of each covered account in excess of the existing FDIC deposit insurance limit of $250,000 that was established on a temporary basis, through December 31, 2009. The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013. The TLGP was extended to cover debt of FDIC-insured institutions issued through December 31, 2010, and the TAGP was extended through December 31, 2010. The Company has participated in the TAGP since its beginning, and elected to continue its participation during the extension period.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. The proceeds of debt guaranteed under the DGP may not be used to prepay debt that is not guaranteed by the FDIC.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The Company was eligible to participate in the DGP although it chose not to issue any debt under this program.

Federal Home Loan Bank System.  The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2012, the Bank was in compliance with this requirement.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  Under the regulations, an institution is considered: (A) “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure; (B) “adequately capitalized” if it has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating); (C) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (D) “significantly undercapitalized” if it has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (E) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2012, the Bank has requisite capital levels to qualify as “well capitalized”.

Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.  Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company.  Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended from time to time (the “Exchange Act”), or the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law. The Company has registered its common stock with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders.  Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below).  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution.  Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer. The Dodd-Frank Act also enhances requirements relating to transactions with affiliates.

Loans to One Borrower. The Bank is subject to the Commissioner’s loans-to-one-borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s total equity capital.  At December 31, 2012, this limit was $17.1 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $11.4 million as of December 31, 2012, for loans and extensions of credit that are fully secured by readily marketable collateral.

Gramm-Leach-Bliley Act.  The federal Gramm-Leach-Bliley Act (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries.  The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited.  In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors, which were more able to expand their service and products than smaller, community-oriented financial institutions, such as the Bank.

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
Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2013 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are having an effect on us. For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.

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
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 19 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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
The risk of credit losses on loans varies with, among other things, general economic conditions, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Management believes it has established the allowance in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.  For further discussion related to our process for determining the appropriate level of the allowance for loan losses, see “Allowance for Loan Losses” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results and Operation” of this Annual Report, which is included in this Form 10-K as Exhibit (13).

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

We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented within “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report which is included in this Form 10-K as Exhibit (13).

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

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be limited.

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

Overall, during 2010, 2011 and 2012, the business environment has been detrimental to the ability to generate income for many households and businesses in the United States and worldwide. It is expected that the business environment in the State of North Carolina will continue to have an adverse impact on many households and businesses for the foreseeable future. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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
In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issues, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value in the near term. In assessing the future ability of the Company to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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
We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. We have policies and procedures designed with the intention to prevent or limit the effect of the failure, interruption, or security breach of our information systems. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and business.

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

Negative publicity could damage our reputation.
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
At December 31, 2012, our non-performing assets (which consist of non-accruing loans, loans 90+ days delinquent, and foreclosed real estate assets) totaled $26.3 million or 2.60% of total assets, compared to $32.1 million or 3.01% of total assets at December 31, 2011 and $46.9 million or 4.40% of total assets at December 31, 2010.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, the write down of the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.  Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Our loan portfolio includes loans with a higher risk of loss.
We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area.  Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2012, commercial real estate loans, including multi-family loans, comprised approximately 32% of our total loan portfolio.

•
Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2012, commercial loans comprised approximately 10% of our total loan portfolio.

•
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2012, construction and land development loans comprised approximately 12% of our total loan portfolio.

•
Single-family residential loans.  Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of December 31, 2012, single-family residential loans comprised approximately 40% of the Bank’s total loan portfolio, including Banco de la Gente single-family residential stated income loans amounting to approximately 8% of the Bank’s total loan portfolio.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 31, 2012, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 22 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  The following table sets forth certain information regarding the Bank’s properties at December 31, 2012.

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

Although the payment of dividends by the Company is subject to certain requirements and limitations of North Carolina corporate law, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  However, the ability of the Company to pay dividends and repurchase shares may be dependent upon, among other things, the Company’s receipt of dividends from the Bank.  The Bank’s ability to pay dividends is limited. North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amount of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations). Based on its current financial condition, the Bank does not expect that this provision will have any impact on the Bank’s ability to pay dividends. See Supervision and Regulation under Item 1 Business.

As of March 15, 2013, the Company had 721 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. The market price for the Company’s common stock was $11.50 on March 15, 2013.

The following table presents certain market and dividend information for the last two fiscal years.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

				Cash Dividend
2012		Low Bid	High Bid	Per Share
	First Quarter	$5.16	8.76	0.07

	Second Quarter	$7.01	9.00	0.02

	Third Quarter	$7.88	10.44	0.02

	Fourth Quarter	$8.59	10.50	0.07

				Cash Dividend
2011		Low Bid	High Bid	Per Share
	First Quarter	$5.20	7.27	0.02

	Second Quarter	$5.55	7.20	0.02

	Third Quarter	$4.22	6.68	0.02

	Fourth Quarter	$4.11	5.96	0.02

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by SNL Securities, L.C., Charlottesville, Virginia, using data as of December 31, 2012.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

Peoples Bancorp of North Carolina, Inc.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Peoples Bancorp of North Carolina, Inc.	100.00	63.81	35.93	38.70	41.02	69.52
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Southeast Bank	100.00	40.48	40.65	39.47	23.09	38.36

Source : SNL Financial LC, Charlottesville, VA
© 2013
www.snl.com

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2012	-		$-	-	-

February 1 - 29, 2012	2,000	(1)	6.92	-	-

March 1 - 31, 2012	1,350	(1)	8.03	-	-

April 1 - 30, 2012	-		-	-	-

May 1 - 31, 2012	2,100	(1)	8.16	-	-

June 1 - 30, 2012	12,530	(2)	966.36	-	-

July 1 - 31, 2012	-		-	-	-

August 1 - 31, 2012	357,234	(3)	1.19	-	-

September 1 - 30, 2012	5,050	(1)	9.50	-	-

October 1 - 31, 2012	-		-	-	-

November 1 - 30, 2012	1,880	(1)	10.17	-	-

December 1 - 31, 2012	765	(1)	10.03	-	-

Total	382,909		$33.04	-	-

(1)	The Company purchased 13,145 shares on the open market in the year ended December 31, 2012 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.
(2)
On June 28, 2012, the Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the UST, which was issued to the UST in connection with the Company’s participation in the CPP under the TARP in 2008.

(3)
On August 8, 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company's common stock that was issued to the UST on December 23, 2008, as part of the CPP under TARP.  The Company repurchased the Warrant for a total price of $425,000.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-26 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-28 through A-64 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement, which section is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Management Compensation” contained in the Proxy Statement, which section is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compens ation plans approved by s ecurity holders	33,144	$9.23	330,486
Equity compens ation plans not approved by s ecurity holders	-	-	-
Total	33,144	$9.23	330,486

(1)  Includes 3,630 stock  options issued on May 6, 2004 under the 1999 Omnibus Stock  Option and  Long Term Incentive Plan (the "1999 Omnibus Plan"), which are fully vested as of December 31, 2012.

(2)  Includes 24,159 restricted stock  units granted on March 22, 2012 and  5,355 restricted stock units granted on July 26, 2012 under the February 19, 2009 Omnibus Stock Ownership and Long Term Incentive Plan (the "2009 Omnibus Plan"). These restricted stock grants cliff vest five years after issuance.

(3)  The exercise price for the grant of stock options under the 1999 Omnibus Plan on May  6, 2004 is $10.31. Exercise price and shares have been adjusted for the 10% stock dividends paid March 16, 2005 and June 16, 2006 and the three-for-two stock split paid June 15, 2007. The exercise price used for the grants of restricted stock units under the 2009 Omnibus Plan is $9.10, the closing price for the Company’s stock on December 31, 2012.

(4)  Reflects shares currently reserved for  possible issuance under the 2009 Omnibus Plan.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets as of December 31, 2012 and 2011

(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2012, 2011 and 2010

(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010

(e)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

                         All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(1)
Articles of Amendment dated December 19, 2008, regarding the Series A Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(2)	Articles of Amendment dated February 26, 2010 incorporated by reference to Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (3)(i)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to Exhibit (4)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

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
Employment Letter Agreement dated December 23, 2008 between the Registrant and A. Joseph Lampron, Jr,, incorporated by reference to Exhibit (10)(f)(i) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(f)(ii)
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
Form of Amended and Restated Director Supplemental Retirement Agreement between Peoples Bank and Directors Robert C. Abernethy, James S. Abernethy, Douglas S. Howard, John W. Lineberger, Jr., Gary E. Matthews, Dr. Billy L Price, Jr., Larry E Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr., and Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and Exchange Commission on March 20, 2009

Exhibit (10)(p)
Underwriting Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P., as representatives of the several underwriters listed on Schedule A thereto and the UST incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Securities and Exchange Commission on June 29, 2012

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2012 Annual Report of Peoples Bancorp of North Carolina, Inc.

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

Exhibit (101)
The following materials from the Company’s 10-K Report for the annual period ended December 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC. (Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 22, 2013
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 22, 2013
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 22, 2013
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 22, 2013
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 22, 2013
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 22, 2013
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 22, 2013
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 22, 2013
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 22, 2013
Larry E. Robinson

/s/ William Gregory Terry	Director	March 22, 2013
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 22, 2013
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 22, 2013
Benjamin I. Zachary