Form 10-Q
period 2013-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2013-05-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,613,495 shares of common stock, outstanding at April 30, 2013.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2013 (Unaudited) and
	December 31, 2012 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2013 and 2012 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2013 and 2012 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2013 and 2012 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-23

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4T.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 5.	Other Information	39
Item 6.	Exhibits	39-42
Signatures		43
Certifications		44-46

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(Dollars in thousands)
	March 31,	December 31,
Assets	2013	2012
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$19,754	32,617
of $10,811 and $9,625
Interest bearing deposits	52,624	16,226
Cash and cash equivalents	72,378	48,843

Investment securities available for sale	293,925	297,823
Other investments	5,215	5,599
Total securities	299,140	303,422

Mortgage loans held for sale	3,834	6,922

Loans	609,965	619,974
Less allowance for loan losses	(14,412)	(14,423)
Net loans	595,553	605,551

Premises and equipment, net	16,616	15,874
Cash surrender value of life insurance	13,379	13,273
Other real estate	4,588	6,254
Accrued interest receivable and other assets	12,792	13,377
Total assets	$1,018,280	1,013,516

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$168,156	161,582
NOW, MMDA & savings	378,755	371,719
Time, $100,000 or more	127,772	134,733
Other time	109,149	113,491
Total deposits	783,832	781,525

Securities sold under agreements to repurchase	37,388	34,578
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,163	9,047
Total liabilities	920,002	915,769

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
12,524 shares in 2013 and 2012	12,524	12,524
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,613,495 shares in 2013 and 2012	48,133	48,133
Retained earnings	32,911	31,478
Accumulated other comprehensive income	4,710	5,612
Total shareholders' equity	98,278	97,747

Total liabilities and shareholders' equity	$1,018,280	1,013,516

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2013 and 2012

(Dollars in thousands, except per share amounts)

	2013	2012
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$7,640	8,425
Interest on due from banks	12	3
Interest on investment securities:
U.S. Government sponsored enterprises	378	1,070
State and political subdivisions	984	800
Other	89	64
Total interest income	9,103	10,362

Interest expense:
NOW, MMDA & savings deposits	218	344
Time deposits	467	1,032
FHLB borrowings	661	690
Junior subordinated debentures	100	113
Other	17	39
Total interest expense	1,463	2,218

Net interest income	7,640	8,144

Provision for loan losses	1,053	2,049

Net interest income after provision for loan losses	6,587	6,095

Non-interest income:
Service charges	1,039	1,188
Other service charges and fees	373	341
Gain on sale of securities	263	527
Mortgage banking income	384	226
Insurance and brokerage commissions	139	135
Gain/(Loss) on sale and write-down of
other real estate	12	(189)
Miscellaneous	1,217	1,152
Total non-interest income	3,427	3,380

Non-interest expense:
Salaries and employee benefits	4,190	3,841
Occupancy	1,312	1,301
Other	2,236	2,129
Total non-interest expense	7,738	7,271

Earnings before income taxes	2,276	2,204

Income tax expense	518	545

Net earnings	1,758	1,659

Dividends and accretion of preferred stock	157	348

Net earnings available to common shareholders	$1,601	1,311

Basic net earnings per common share	$0.29	0.24
Diluted net earnings per common share	$0.29	0.24
Cash dividends declared per common share	$0.03	0.07

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)	(Unaudited)

Net earnings	$1,758	1,659

Other comprehensive (loss) income:
Unrealized holding (loss) gains on securities
available for sale	(1,214)	1,216
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(263)	(527)

Total other comprehensive (loss) income,
before income taxes	(1,477)	689

Income tax expense (benefit) related to other
comprehensive income (loss):

Unrealized holding (losses) gains on securities
available for sale	(473)	472
Reclassification adjustment for gains on sales
of securities available for sale
included in net earnings	(102)	(205)

Total income tax (benefit) expense related to
other comprehensive (loss) income	(575)	267

Total other comprehensive (loss) income,
net of tax	(902)	422

Total comprehensive income	$856	2,081

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$1,758	1,659
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,213	2,195
Provision for loan losses	1,053	2,049
Gain on sale of investment securities	(263)	(527)
(Gain)/Loss on sale of other real estate	(51)	57
Write-down of other real estate	39	132
Restricted stock expense	26	4
Change in:
Mortgage loans held for sale	3,088	(1,110)
Cash surrender value of life insurance	(106)	(102)
Other assets	1,147	(245)
Other liabilities	(883)	318

Net cash provided by operating activities	8,021	4,430

Cash flows from investing activities:
Purchases of investment securities available for sale	(22,646)	(12,437)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	17,781	13,638
Proceeds from sales of investment securities available for sale	5,781	20,437
Purchases of FHLB stock	-	(493)
FHLB stock redemption	384	-
Net change in loans	8,326	8,800
Purchases of premises and equipment	(1,188)	(266)
Proceeds from sales of other real estate and repossessions	2,284	893

Net cash provided by investing activities	10,722	30,572

Cash flows from financing activities:
Net change in deposits	2,307	(19,312)
Net change in securities sold under agreements to repurchase	2,810	3,879
Cash dividends paid on preferred stock	(157)	(313)
Proceeds from FHLB borrowings	-	25,400
Repayments of FHLB borrowings	-	(25,400)
Cash dividends paid on common stock	(168)	(388)

Net cash provided (used) by financing activities	4,792	(16,134)

Net change in cash and cash equivalent	23,535	18,868

Cash and cash equivalents at beginning of period	48,843	29,236

Cash and cash equivalents at end of period	$72,378	48,104

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,513	2,709
Income taxes	$101	540

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(902)	(422)
Transfers of loans to other real estate and repossessions	$642	1,635
Financed portion of sales of other real estate	$24	322
Accretion of Series A preferred stock	$-	35

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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2012) are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).  Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 2, 2013 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 provides additional guidance to clarify the intended scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of ASU No. 2013-02 is to improve the reporting of significant reclassifications out of accumulated other comprehensive income.  For public entities, ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012.  The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Reclassification
Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

(2)	Investment Securities

Investment securities available for sale at March 31, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)
	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$134,210	1,881	347	135,744
U.S. Government
sponsored enterprises	19,395	150	89	19,456
State and political subdivisions	127,046	5,749	450	132,345
Corporate bonds	3,559	23	57	3,525
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	857	-	1,605
Total	$286,208	8,660	943	293,925

(Dollars in thousands)
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$146,755	1,875	606	148,024
U.S. Government
sponsored enterprises	18,714	203	80	18,837
State and political subdivisions	118,591	7,171	104	125,658
Corporate bonds	2,571	19	4	2,586
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	720	-	1,468
Total	$288,629	9,988	794	297,823

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2013 and December 31, 2012 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$35,129	237	7,171	110	42,300	347
U.S. Government
sponsored enterprises	6,796	89	-	-	6,796	89
State and political subdivisions	25,406	450	-	-	25,406	450
Corporate bonds	1,522	57	-	-	1,522	57
Total	$68,853	833	7,171	110	76,024	943

(Dollars in thousands)
	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$48,126	468	12,913	138	61,039	606
U.S. Government
sponsored enterprises	3,402	80	-	-	3,402	80
State and political subdivisions	9,490	104	-	-	9,490	104
Corporate bonds	1,035	4	-	-	1,035	4
Total	$62,053	656	12,913	138	74,966	794

At March 31, 2013, unrealized losses in the investment securities portfolio relating to debt securities totaled $943,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2013 tables above, 24 out of 160 securities issued by state and political subdivisions contained unrealized losses, 23 out of 92 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities contained unrealized losses, and two out of five securities issued by corporations, contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$4,469	4,538
Due from one to five years	22,073	22,834
Due from five to ten years	99,051	102,764
Due after ten years	25,657	26,440
Mortgage-backed securities	134,210	135,744
Equity securities	748	1,605
Total	$286,208	293,925

Proceeds from sales of securities available for sale during the three months ended March 31, 2013 were $5.8 million and resulted in gross gains of $263,000.  Proceeds from sales of securities available for sale during the three months ended March 31, 2012 were $20.4 million and resulted in gross gains of $527,000.

Securities with a fair value of approximately $74.0 million and $73.9 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at March 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)
	March 31, 2013	December 31, 2012
Real estate loans
Construction and land development	$72,389	73,176
Single-family residential	194,557	195,003
Single-family residential -
Banco de la Gente stated income	51,410	52,019
Commercial	192,355	200,633
Multifamily and farmland	9,401	8,951
Total real estate loans	520,112	529,782

Loans not secured by real estate
Commercial loans	65,058	64,295
Farm loans	27	11
Consumer loans	9,339	10,148
All other loans	15,429	15,738
Total loans	609,965	619,974

Less allowance for loan losses	14,412	14,423

Net loans	$595,553	605,551

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg, Union and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of March 31, 2013, construction and land development loans comprised approximately 12% of the Bank’s total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of March 31, 2013, single-family residential loans comprised approximately 40% of the Bank’s total loan portfolio, including Banco de la Gente single-family residential stated income loans amounting to approximately 8% of the Bank’s total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of March 31, 2013, commercial real estate loans comprised approximately 32% of the Bank’s total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of March 31, 2013, commercial loans comprised approximately 11% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2013 and December 31, 2012:

March 31, 2013
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$1,095	7,189	8,284	64,105	72,389	-
Single-family residential	4,901	2,050	6,951	187,606	194,557	48
Single-family residential -
Banco de la Gente stated income	13,425	609	14,034	37,376	51,410	-
Commercial	3,659	143	3,802	188,553	192,355	-
Multifamily and farmland	6	-	6	9,395	9,401	-
Total real estate loans	23,086	9,991	33,077	487,035	520,112	48

Loans not secured by real estate
Commercial loans	442	399	841	64,217	65,058	-
Farm loans	-	-	-	27	27	-
Consumer loans	153	15	168	9,171	9,339	2
All other loans	-	-	-	15,429	15,429	-
Total loans	$23,681	10,405	34,086	575,879	609,965	50

December 31, 2012
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$1,280	6,858	8,138	65,038	73,176	-
Single-family residential	4,316	1,548	5,864	189,139	195,003	-
Single-family residential -
Banco de la Gente stated income	11,077	3,659	14,736	37,283	52,019	2,378
Commercial	1,720	1,170	2,890	197,743	200,633	-
Multifamily and farmland	7	-	7	8,944	8,951	-
Total real estate loans	18,400	13,235	31,635	498,147	529,782	2,378

Loans not secured by real estate
Commercial loans	888	66	954	63,341	64,295	23
Consumer loans	250	10	260	9,888	10,148	2
All other loans	-	-	-	15,738	15,738	-
Total loans	$19,538	13,311	32,849	587,125	619,974	2,403

The following table presents the Company’s non-accrual loans as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)
	March 31, 2013	December 31, 2012
Real estate loans
Construction and land development	$9,627	9,253
Single-family residential	4,123	2,491
Single-family residential -
Banco de la Gente stated income	2,367	2,232
Commercial	2,822	3,263
Total real estate loans	18,939	17,239

Loans not secured by real estate
Commercial loans	676	344
Consumer loans	52	47
Total	$19,667	17,630

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $26.8 million, $30.6 million and $32.2 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.  Interest income recognized on accruing impaired loans was $293,000, $422,000 and $1.5 million for the three months ended March 31, 2013, the three months ended March 31, 2012 and the year ended December 31, 2012, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present the Company’s impaired loans as of March 31, 2013 and December 31, 2012:

March 31, 2013
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$14,514	9,238	953	10,191	149	10,006
Single-family residential	10,422	1,031	8,599	9,630	216	8,845
Single-family residential -
Banco de la Gente stated income	22,053	-	21,056	21,056	1,272	21,028
Commercial	4,895	3,971	463	4,434	7	4,840
Multifamily and farmland	189	-	189	189	1	191
Total impaired real estate loans	52,073	14,240	31,260	45,500	1,645	44,910

Loans not secured by real estate
Commercial loans	975	-	922	922	259	931
Consumer loans	59	-	56	56	1	54
Total impaired loans	$53,107	14,240	32,238	46,478	1,905	45,895

December 31, 2012
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$17,738	11,795	680	12,475	61	12,810
Single-family residential	9,099	766	7,799	8,565	177	7,590
Single-family residential -
Banco de la Gente stated income	21,806	-	21,000	21,000	1,278	21,158
Commercial	5,830	4,569	467	5,036	6	5,433
Multifamily and farmland	193	-	193	193	1	200
Total impaired real estate loans	54,666	17,130	30,139	47,269	1,523	47,191

Loans not secured by real estate
Commercial loans	983	347	592	939	12	1,125
Consumer loans	68	-	66	66	1	41
Total impaired loans	$55,717	17,477	30,797	48,274	1,536	48,357

Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 were as follows:

Three months ended March 31, 2013
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,399	3,231	1,998	2,049	28	1,088	-	245	1,385	14,423
Charge-offs	(497)	(364)	(152)	-	-	(21)	-	(147)	-	(1,181)
Recoveries	1	18	-	48	-	11	-	35	-	113
Provision	882	297	130	(286)	2	131	-	99	(198)	1,057
Ending balance	$4,785	3,182	1,976	1,811	30	1,209	-	232	1,187	14,412

Ending balance: individually
evaluated for impairment	$102	110	1,245	-	-	247	-	-	-	1,704
Ending balance: collectively
evaluated for impairment	4,683	3,072	731	1,811	30	962	-	232	1,187	12,708
Ending balance	$4,785	3,182	1,976	1,811	30	1,209	-	232	1,187	14,412

Loans:
Ending balance	$72,389	194,557	51,410	192,355	9,401	65,058	27	24,768	-	609,965

Ending balance: individually
evaluated for impairment	$9,594	4,616	20,102	3,971	-	347	-	-	-	38,630
Ending balance: collectively
evaluated for impairment	$62,795	189,941	31,308	188,384	9,401	64,711	27	24,768	-	571,335

Three months ended March 31, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Consumer and All Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$7,182	3,253	2,104	1,731	13	1,029	255	1,037	16,604
Charge-offs	(1,851)	(105)	(173)	(71)	-	(239)	(157)	-	(2,596)
Recoveries	118	2	-	374	-	5	56	-	555
Provision	1,431	(49)	249	(600)	-	209	96	713	2,049
Ending balance	$6,880	3,101	2,180	1,434	13	1,004	250	1,750	16,612

Ending balance: individually
evaluated for impairment	$967	46	1,310	-	-	-	-	-	2,323
Ending balance: collectively
evaluated for impairment	5,913	3,055	870	1,434	13	1,004	250	1,750	14,289
Ending balance	$6,880	3,101	2,180	1,434	13	1,004	250	1,750	16,612

Loans:
Ending balance	$90,838	206,360	53,677	212,124	4,453	62,020	28,871	-	658,343

Ending balance: individually
evaluated for impairment	$21,045	3,556	20,407	3,357	-	408	28	-	48,801
Ending balance: collectively
evaluated for impairment	$69,793	202,804	33,270	208,767	4,453	61,612	28,843	-	609,542

The Company utilizes an internal risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  These risk grades are evaluated on an ongoing basis.  The Low Substandard risk grade was removed from the Company’s internal risk grading matrix during the quarter ended March 31, 2013.  No loans were classified Low Substandard at December 31, 2012.  A description of the general characteristics of the eight risk grades is as follows:

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

•
Risk Grade 7 – Doubtful: Loans classified as Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

•
Risk Grade 8 – Loss: Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be realized in the future.  Loss is a temporary grade until the appropriate authority is obtained to charge the loan off.

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2013 and December 31, 2012.

March 31, 2013
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$10	20,856	-	-	-	381	-	1,205	-	22,452
2- High Quality	5,652	57,771	-	27,153	104	9,022	-	3,667	2,264	105,633
3- Good Quality	25,757	66,700	24,176	109,732	5,476	41,850	27	3,923	13,161	290,802
4- Management Attention	17,391	32,262	10,551	42,994	1,058	11,730	-	421	4	116,411
5- Watch	9,453	9,743	3,586	6,221	2,574	1,363	-	57	-	32,997
6- Substandard	14,126	7,225	13,097	6,255	189	712	-	66	-	41,670
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$72,389	194,557	51,410	192,355	9,401	65,058	27	9,339	15,429	609,965

December 31, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$11	24,662	-	-	-	672	-	1,239	-	26,584
2- High Quality	4,947	56,829	-	27,511	32	9,260	-	4,122	2,317	105,018
3- Good Quality	24,952	62,018	24,724	114,001	4,975	40,814	11	4,186	13,416	289,097
4- Management Attention	18,891	35,727	11,366	47,603	3,039	11,844	-	392	5	128,867
5- Watch	9,580	9,504	3,597	6,911	712	976	-	134	-	31,414
6- Substandard	14,795	6,263	12,332	4,607	193	729	-	70	-	38,989
7- Low Substandard	-	-	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	-	-	-	5	-	5
Total	$73,176	195,003	52,019	200,633	8,951	64,295	11	10,148	15,738	619,974

At March 31, 2013, TDR loans amounted to $21.7 million, including $253,000 in performing TDR loans.  Performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  At December 31, 2012, TDR loans were $23.9 million, including $2.0 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

The following table presents an analysis of TDR loans by loan type as of March 31, 2013.

March 31, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	14	$10,601	6,952
Single-family residential	34	2,177	2,599
Single-family residential -
Banco de la Gente stated income	109	12,170	10,649
Commercial	6	1,567	827
Total real estate TDR loans	163	26,515	21,027

Loans not secured by real estate
Commercial loans	15	1,257	669
Consumer loans	1	2	-
Total TDR loans	179	$27,774	21,696

The following table presents an analysis of first quarter 2013 loan modifications included in the March 31, 2013 TDR table above.

March 31, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$117	117
Single-family residential -
Banco de la Gente stated income	3	$332	331
Total real estate TDR loans	4	449	448

Total TDR loans	4	$449	448

The following table presents an analysis of first quarter 2012 loan modifications.

March 31, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential -
Banco de la Gente stated income	7	$732	730
Total real estate TDR loans	7	732	730

Total TDR loans	7	$732	730

The following table presents an analysis of TDR loans by loan type as of December 31, 2012.

December 31, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	11	$10,465	6,633
Single-family residential	33	3,014	4,084
Single-family residential -
Banco de la Gente stated income	122	13,459	12,170
Commercial	4	1,457	682
Multifamily and farmland	-	-	-
Total real estate TDR loans	170	28,395	23,569

Loans not secured by real estate
Commercial loans	9	511	368
Consumer loans	1	2	-
Total TDR loans	180	$28,908	23,937

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three months ended March 31, 2013 and 2012 is as follows:

For the three months ended March 31, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,601	5,613,495	$0.29
Effect of dilutive securities:
Stock options	-	4,778
Diluted earnings per common share	$1,601	5,618,273	$0.29

For the three months ended March 31, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,311	5,544,160	$0.24
Effect of dilutive securities:
Stock options	-	-
Diluted earnings per common share	$1,311	5,544,160	$0.24

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options, restricted stock and restricted stock units were granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009 but still governs the rights and obligations of the parties for grants made thereunder.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vested over a five-year period.  Options granted subsequent to 1999 vested over a three-year period.  All options expire ten years after issuance.

In addition, under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (three years from the grant date for the grants to date under the 1999 Plan).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31, 2013, there was no unrecognized compensation cost related to the 2007 and 2008 restricted stock unit grants.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or book value shares, may be granted to eligible directors and employees.  A total of 330,486 shares are currently reserved for possible issuance under the 2009 Plan.   All rights must be granted or awarded within ten years from the May 7, 2009 effective date of the 2009 Plan.

The Company granted 29,514 restricted stock units under the 2009 Plan at a grant date fair value of $7.90 per share during the first quarter of 2012.  5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the grants to date under the 2009 Plan).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31, 2013, the total unrecognized compensation cost related to the 2012 restricted stock unit grants was $262,000.

The Company recognized compensation expense for restricted stock awards of $26,000 and $4,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Loans
The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.  Loans are reported in the Level 3 fair value category, as the pricing of loans is more subjective than the pricing of other financial instruments.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)
	March 31, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$135,744	-	135,744	-
U.S. Government
sponsored enterprises	$19,456	-	19,456	-
State and political subdivisions	$132,345	-	132,345	-
Corporate bonds	$3,525	-	3,525	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,605	1,605	-	-

(Dollars in thousands)
	December 31, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$148,024	-	148,024	-
U.S. Government
sponsored enterprises	$18,837	-	18,837	-
State and political subdivisions	$125,658	-	125,658	-
Corporate bonds	$2,586	-	2,586	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,468	1,468	-	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2013.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at March 31, 2013 and December 31, 2012 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2013
Impaired loans	$44,573	-	-	44,573	(1,013)
Other real estate	$4,588	-	-	4,588	12

(Dollars in thousands)
	Fair Value Measurements December 31, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2012
Impaired loans	$46,738	-	-	46,738	(6,875)
Other real estate	$6,254	-	-	6,254	(1,136)

The carrying amount and estimated fair value of financial instruments at March 31, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$72,378	72,378	-	-	72,378
Investment securities available for sale	293,925	1,605	291,070	1,250	293,925
Other investments	5,215	-	-	5,215	5,215
Mortgage loans held for sale	3,834	-	-	3,834	3,834
Loans, net	595,553	-	-	589,155	589,155
Cash surrender value of life insurance	13,379	-	13,379	-	13,379

Liabilities:
Deposits	$783,832	-	782,888	-	782,888
Securities sold under agreements
to repurchase	37,388	-	37,388	-	37,388
FHLB borrowings	70,000	-	76,529	-	76,529
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$48,843	48,843	-	-	48,843
Investment securities available for sale	297,823	1,468	295,105	1,250	297,823
Other investments	5,599	-	-	5,599	5,599
Mortgage loans held for sale	6,922	-	-	6,922	6,922
Loans, net	605,551	-	-	599,996	599,996
Cash surrender value of life insurance	13,273	-	13,273	-	13,273

Liabilities:
Deposits	$781,525	-	780,662	-	780,662
Securities sold under agreements
to repurchase	34,578	-	34,578	-	34,578
FHLB borrowings	70,000	-	76,375	-	76,375
Junior subordinated debentures	20,619	-	20,619	-	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2013 and December 31, 2012.

Fair Values of Derivative Instruments on the Balance Sheet
The Company did not have any interest rate derivatives outstanding as of March 31, 2013 and December 31, 2012.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of March 31, 2013 and December 31, 2012.

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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-28  through A-64 of the Company’s 2012 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 2, 2013 Annual Meeting of Shareholders.

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

Economic conditions in 2013, while demonstrating some sign of improvement, continue to have a negative impact on our financial condition and results of operations.  Unfavorable economic indicators, such as high unemployment, depressed real estate prices and higher than normal levels of loan defaults demonstrate the difficult business conditions that are affecting the general economy and therefore our operating results.  The unemployment rates in our primary market area continue to be higher than state and national averages.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. This legislation made extensive changes to the laws regulating financial products and services as well as firms and companies offering financial products and services. The Dodd-Frank Act also altered certain corporate governance matters affecting public companies. The legislation requires substantial rulemaking and mandates numerous additional studies, the results of which could impact future legislative and regulatory action. We continue to evaluate this legislation including its related rules and regulations, and we continue to assess the extent to which it will impact our current and future operations.

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

Our business emphasis has been to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. We are committed to meeting the financial needs of the communities in which we operate. We believe that we can be more effective in servicing our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. While we continue to focus our resources in and around our current footprint, we do consider other avenues of growth that would add shareholder value.  We were an unsuccessful bidder in a recent FDIC assisted transaction and we will consider other opportunities as they become available.

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

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the UST pursuant to the CPP under the TARP.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a Warrant to purchase 357,234 shares of the Company’s common stock.  Proceeds from this issuance of Series A preferred shares were allocated between preferred stock and the Warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the Warrant.  The discount recorded on the Series A preferred stock that resulted from allocating a portion of the proceeds to the Warrant was being accreted directly to retained earnings over a five-year period applying a level yield.  As of March 31, 2013, the Company had accreted a total of $478,000 of the discount related to the Series A preferred stock.

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

The UST sold all of its Series A preferred stock in a public auction in June 2012, and, as a result, the Company is no longer subject to the executive compensation and corporate governance standards imposed by TARP.  The Company purchased 12,530 shares of the 25,054 outstanding shares of  Series A preferred stock from the UST.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,576, including $83,575 accrued and unpaid dividends on the Series A preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999 difference between the $12,530,000 face value of the Series A preferred stock retired and the $11,695,001 purchase price of the Series A preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining Series A preferred shares are redeemable at any time at par.  The Company expects to be able to repurchase the shares from future earnings, however, there are no immediate plans to repurchase these shares.

During the third quarter of 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company's common stock.  The Company repurchased the Warrant for a total price of $425,000.  The exercise price of the Warrant was $10.52 per common share and was exercisable at anytime on or before December 18, 2018.  The Company is no longer accreting the discount associated with the Warrant.

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 2, 2013 Annual Meeting of Shareholders.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of March 31, 2013.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)
	March 31, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$135,744	-	135,744	-
U.S. Government
sponsored enterprises	$19,456	-	19,456	-
State and political subdivisions	$132,345	-	132,345	-
Corporate bonds	$3,525	-	3,525	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,605	1,605	-	-

(Dollars in thousands)
	December 31, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$148,024	-	148,024	-
U.S. Government
sponsored enterprises	$18,837	-	18,837	-
State and political subdivisions	$125,658	-	125,658	-
Corporate bonds	$2,586	-	2,586	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,468	1,468	-	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2013:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Bank’s March 31, 2013 and December 31, 2012 fair value measurements for impaired loans and other real estate on a non-recurring basis are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2013
Impaired loans	$44,573	-	-	44,573	(1,013)
Other real estate	$4,588	-	-	4,588	12

(Dollars in thousands)
	Fair Value Measurements December 31, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2012
Impaired loans	$46,738	-	-	46,738	(6,875)
Other real estate	$6,254	-	-	6,254	(1,136)

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s TDR loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $26.8 million, $30.6 million and $32.2 million at March 31, 2013,  December 31, 2012 and March 31, 2012, respectively.  Interest income recognized on accruing impaired loans was $293,000, $422,000 and $1.5 million for the three months ended March 31, 2013, the three months ended March 31, 2012 and the year ended December 31, 2012, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

Results of Operations
Summary.  Net earnings for the first quarter of 2013 were $1.8 million, or $0.31 basic and diluted net earnings per share before adjustment for preferred stock dividends, as compared to $1.7 million, or $0.30 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended March 31, 2013 were $1.6 million, or $0.29 basic and diluted net earnings per common share as compared to $1.3 million, or $0.24 basic and diluted net earnings per common share for the same period one year ago.  The increase in first quarter earnings is attributable to a decrease in the provision for loan losses, which was partially offset by a decrease in net interest income and an increase in non-interest expense.

The annualized return on average assets was 0.71% for the three months ended March 31, 2013 compared to 0.63% for the same period one year ago, and annualized return on average shareholders’ equity was 7.17% for the three months ended March 31, 2013 compared to 6.34% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $7.6 million for the three months ended March 31, 2013 compared to $8.1 million for the same period one year ago.  This decrease was primarily due to a decrease in interest income resulting from decreases in loans and investment securities and a decrease in the yield on earning assets, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest-bearing liabilities.

Interest income decreased $1.3 million or 12% for the three months ended March 31, 2013 compared to the same period one year ago.  The decrease was due to a reduction in average loans and investment securities and a decrease in the yield on earning assets.  The average yield on earning assets for the quarters ended March 31, 2013 and 2012 was 4.15% and 4.34%, respectively.  During the quarter ended March 31, 2013, average loans decreased $50.5 million to $621.1 million from $671.6 million for the three months ended March 31, 2012.  During the quarter ended March 31, 2013, average investment securities available for sale decreased $27.0 million to $286.5 million from $313.5 million for the three months ended March 31, 2012.  This decrease reflects maturities, calls and sales of available for sale investments exceeding purchases of available for sale investments.

Interest expense decreased $755,000 or 34% for the three months ended March 31, 2013 compared with the same period one year ago due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.24% for the three months ended March 31, 2013 as compared to 0.39% for the same period one year ago.  The average rate paid on certificates of deposits was 0.78% for the three months ended March 31, 2013 compared to 1.30% for the same period one year ago.  During the quarter ended March 31, 2013, average certificates of deposit decreased $76.4 million to $242.4 million from $318.8 million for the three months ended March 31, 2012.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2013 and 2012. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt, an effective tax rate of 31.65% for federal tax exempt securities and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Interest and fees on loans	$621,077	7,640	4.99%	671,580	8,425	5.05%
Investments - taxable	149,063	341	0.93%	218,826	1,082	1.99%
Investments - nontaxable*	143,639	1,596	4.51%	101,233	1,249	4.96%
Other	23,041	12	0.21%	6,208	3	0.19%

Total interest-earning assets	936,820	9,589	4.15%	997,847	10,759	4.34%

Cash and due from banks	25,754			22,831
Other assets	56,391			55,877
Allowance for loan losses	(14,708)			(17,144)

Total assets	$1,004,257			1,059,411

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$368,441	218	0.24%	351,219	344	0.39%
Time deposits	242,414	467	0.78%	318,757	1,032	1.30%
FHLB borrowings	70,000	661	3.83%	71,406	690	3.89%
Trust preferred securities	20,619	100	1.98%	20,619	113	2.20%
Other	36,748	17	0.19%	44,296	39	0.36%

Total interest-bearing liabilities	738,222	1,463	0.80%	806,297	2,218	1.11%

Demand deposits	162,790			144,282
Other liabilities	4,507			4,284
Shareholders' equity	99,381			105,202

Total liabilities and shareholder's equity	$1,004,900			1,060,065

Net interest spread		$8,126	3.35%		8,541	3.23%

Net yield on interest-earning assets			3.52%			3.44%

Taxable equivalent adjustment
Investment securities		$486			397

Net interest income		$7,640			8,144

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $19.2 million in 2013 and $6.3 million in 2012. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended March 31, 2013 compared to three months ended March 31, 2012			Three months ended March 31, 2012 compared to three months ended March 31, 2011
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(627)	(158)	(785)	(647)	(541)	(1,188)
Investments - taxable	(252)	(489)	(741)	435	(234)	201
Investments - nontaxable	497	(150)	347	(390)	146	(244)
Other	9	0	9	(4)	0	(4)
Total interest income	(373)	(797)	(1,170)	(606)	(629)	(1,235)

Interest expense:
NOW, MMDA & savings deposits	14	(140)	(126)	27	(400)	(373)
Time deposits	(197)	(368)	(565)	(223)	(149)	(372)
FHLB borrowings	(13)	(16)	(29)	13	(67)	(54)
Trust preferred securities	-	(13)	(13)	-	13	13
Other	(5)	(17)	(22)	11	(51)	(40)
Total interest expense	(201)	(554)	(755)	(172)	(654)	(826)
Net interest income	$(172)	(243)	(415)	(434)	25	(409)

Provision for Loan Losses. For the three months ended March 31, 2013, a contribution of $1.1 million was made to the provision for loan losses compared to a $2.0 million contribution to the provision for loan losses for the three months ended March 31, 2012.  The decrease in the provision for loan losses is primarily attributable to a $4.3 million reduction in non-accrual loans from March 31, 2012 to March 31, 2013.

Non-Interest Income.  Total non-interest income was $3.4 million for the three months ended March 31, 2013 and 2012.  Decreases in service charge income and gains on sale of securities were offset by increases in mortgage banking income, miscellaneous non-interest income, and $12,000 net gains on sales and write-downs of other real estate for the three months ended March 31, 2013 compared to $189,000 net losses on sales and write-downs of other real estate for the same period one year ago.

Non-Interest Expense.  Total non-interest expense was $7.7 million for the three months ended March 31, 2013, as compared to $7.3 million for the same period one year ago.  This increase is attributable to a $349,000 increase in salaries and employee benefits expense, which was primarily due to 2013 salary increases, increases in commissions paid and bonuses accrued in the first quarter of 2013, and a $107,000 increase in non-interest expenses other than salary, employee benefits and occupancy expenses for the three months ended March 31, 2013, as compared to the same period one year ago.

Income Taxes.  The Company reported income tax expense of $518,000 and $545,000 for the three months ended March 31, 2013 and 2012, respectively.  This represented an effective tax rate of 23% and 25% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $293.9 million at March 31, 2013 compared to $297.8 million at December 31, 2012.  Average investment securities available for sale for the three months ended March 31, 2013 were $286.5 million compared to $289.0 million for the year ended December 31, 2012.

Loans.  At March 31, 2013, loans were $610.0 million compared to $620.0 million at December 31, 2012, a decrease of $10.0 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the three months ended March 31, 2013, amounting to approximately $26.2 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 66% and 67% of average earning assets for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  The Company had $3.8 million and $6.9 million in mortgage loans held for sale as of March 31, 2013 and December 31, 2012, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2013, the Company had $107.5 million in residential mortgage loans, $85.8 million in home equity loans and $254.6 million in commercial mortgage loans, which include $201.8 million secured by commercial property and $52.8 million secured by residential property.   Residential mortgage loans include $55.7 million made to customers in the Company’s traditional banking offices and $51.8 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2013, the Company had $72.4 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	69	$16,507	$1,671
Land acquisition and development - residential purposes	304	46,444	7,415
1 to 4 family residential construction	24	4,193	541
Commercial construction	5	5,245	-
Total construction and land development	402	$72,389	$9,627

At March 31, 2013, TDR loans amounted to $21.7 million, including $253,000 in performing TDR loans.  Performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  At December 31, 2012, TDR loans were $23.9 million, including $2.0 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Bank’s Board of Directors reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates loan relationships greater than $1.0 million, excluding loans in default, loans in process of litigation or liquidation and loans that have been reviewed by regulatory examiners within six months prior to the independent third party review.  The third party’s evaluation and report is shared with management and the Bank’s Board of Directors.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Bank’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

The general allowance reflects reserves established under GAAP for collective loan impairment.  These reserves are based upon historical net charge-offs using the greater of the last two or three years’ loss experience.  This charge-off experience may be adjusted to reflect the effects of current conditions.  The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves.

The unallocated allowance is determined through management’s assessment of probable losses that are in the portfolio but are not adequately captured by the other two components of the allowance, including consideration of current economic and business conditions and regulatory requirements. The unallocated allowance also reflects management’s acknowledgement of the imprecision and subjectivity that underlie the modeling of credit risk.  Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the unallocated portion may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with GAAP and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company.

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2013 as compared to the year ended December 31, 2012.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Effective December 31, 2012, stated income mortgage loans from the Banco de la Gente division of the Bank were analyzed separately from other single family residential loans in the Bank’s loan portfolio.  These loans are first mortgage loans made to the Latino market, primarily in Mecklenburg and surrounding counties.  These loans are non-traditional mortgages in that the customer normally did not have a credit history, so all credit information was accumulated by the loan officers.  These loans were made as stated income loans rather than full documentation loans because the customer may not have had complete documentation on the income supporting the loan.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.  Management believes it has established the allowance for credit losses pursuant to GAAP, and has taken into account the views of its regulators and the current economic environment.

The allowance for loan losses at March 31, 2013 was $14.4 million or 2.36% of total loans compared to $14.4 million or 2.33% of total loans at December 31, 2012.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2013 and December 31, 2012.

	Percentage of Loans
	By Risk Grade
Risk Grade	03/31/2013	12/31/2012
Risk Grade 1 (Excellent Quality)	2.86%	2.93%
Risk Grade 2 (High Quality)	17.32%	16.94%
Risk Grade 3 (Good Quality)	48.29%	47.74%
Risk Grade 4 (Management Attention)	19.00%	20.70%
Risk Grade 5 (Watch)	5.41%	5.07%
Risk Grade 6 (Substandard)	6.80%	6.26%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2013, including non-accrual loans, there were nine relationships exceeding $1.0 million in the Watch risk grade (which totaled $16.7 million) and four relationships exceeding $1.0 million in the Substandard risk grade  (which totaled $11.3 million).  At March 31, 2013, there were four relationships with loans in the Watch risk grade and the Substandard risk grade exceeding $1.0 million total (which totaled $5.7 million).

Non-performing Assets.  Non-performing assets totaled $24.3 million at March 31, 2013 or 2.39% of total assets, compared to $26.3 million at December 31, 2012, or 2.60% of total assets.  Non-accrual loans were $19.7 million at March 31, 2013 and $17.6 million at December 31, 2012.  As a percentage of total loans outstanding, non-accrual loans were 3.22% at March 31, 2013 compared to 2.84% at December 31, 2012.  Non-performing loans include $9.6 million in construction and land development loans, $9.3 million in commercial and residential mortgage loans and $728,000 in other loans at March 31, 2013 as compared to $9.2 million in construction and land development loans, $10.4 million in commercial and residential mortgage loans and $416,000 in other loans as of December 31, 2012.  The Bank had loans 90 days past due and still accruing totaling $50,000 and $2.4 million as of March 31, 2013 and December 31, 2012, respectively.  Other real estate totaled $4.6 million as of March 31, 2013 as compared to $6.3 million at December 31, 2012. Repossessed assets were $12,000 and $10,000 as of March 31, 2013 and December 31, 2012, respectively.

           Deposits.  Total deposits at March 31, 2013 were $783.8 million compared to $781.5 million at December 31, 2012. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, were $656.0 million at March 31, 2013 as compared to $646.4 million at December 31, 2012.  Certificates of deposit in amounts of $100,000 or more totaled $127.8 million at March 31, 2013 as compared to $134.7 million at December 31, 2012.  This decrease is attributable to a $3.0 million decrease in brokered certificates of deposit combined with a decrease in retail certificates of deposit as intended as part of the Bank’s pricing strategy to allow maturing high cost certificates of deposit to roll-off.  At March 31, 2013, brokered deposits were $18.5 million as compared to $21.4 million at December 31, 2012. Brokered deposits outstanding as of March 31, 2013 had a weighted average rate of 0.23% with a weighted average original term of ten months as compared to brokered deposits outstanding at December 31, 2012, which had a weighted average rate of 0.29% with a weighted average original term of ten months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at March 31, 2013 and December 31, 2012, respectively.  The average balance of FHLB borrowings for the three months ended March 31, 2013 was $70.0 million compared to $70.4 million for the year ended December 31, 2012.  At March 31, 2013, all of the Bank’s FHLB borrowings had maturities exceeding one year.

Securities sold under agreements to repurchase were $37.4 million at March 31, 2013 compared to $34.6 million at December 31, 2012.

Junior Subordinated Debentures (related to Trust Preferred Securities).  In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.  All of the common securities of PEBK Trust II are owned by the Company.  The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points.  The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay in December 2006 the trust preferred securities issued in December 2001 by PEBK Capital Trust, a wholly owned Delaware statutory trust of the Company, and for general purposes.  The debentures represent the sole asset of PEBK Trust II.  PEBK Trust II is not included in the Consolidated Financial Statements.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the three months ended March 31, 2013 totaled $936.8 million, exceeding average rate sensitive liabilities of $738.2 million by $198.6 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2013.

Included in the rate sensitive assets are $311.3 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2013, we had $235.7 million in loans with interest rate floors.  The floors were in effect on $233.9 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.08% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2013, such unfunded commitments to extend credit were $131.2 million, while commitments in the form of standby letters of credit totaled $3.4 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2013, the Company’s core deposits totaled $656.0 million, or 84% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 8.74% as of March 31, 2013.

At March 31, 2013, we had a significant amount of deposits in amounts greater than $100,000.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at March 31, 2013 and December 31, 2012.  At March 31, 2013, the carrying value of loans pledged as collateral to the FHLB totaled $137.4 million compared to $138.7 million at December 31, 2012.  As additional collateral, the Bank has pledged securities to the FHLB.  At March 31, 2013, the market value of securities pledged to the FHLB totaled $19.6 million compared to $17.8 million at December 31, 2012.  The remaining availability under the line of credit with the FHLB was $21.8 million at March 31, 2013 compared to $20.4 million at December 31, 2012.  The Bank had no borrowings from the FRB at March 31, 2013 and December 31, 2012.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2013, the carrying value of loans pledged as collateral to the FRB totaled $304.5 million compared to $313.7 million at December 31, 2012.

The Bank also had the ability to borrow up to $52.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2013.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 32.82% at March 31, 2013 and 35.14% at December 31, 2012.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of March 31, 2013 and December 31, 2012 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2013	December 31, 2012
Contractual Cash Obligations
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,163	4,117
Total	$94,782	94,736
Other Commitments
Commitments to extend credit	$131,153	133,919
Standby letters of credit and financial guarantees written	3,386	3,297
Total	$134,539	137,216

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

Capital Resources.  Shareholders’ equity at March 31, 2013 was $98.3 million compared to $97.7 million at December 31, 2012.  This increase was due to an increase in retained earnings attributable to first quarter 2013 net income, which was partially offset by a decrease in accumulated other comprehensive income.

During 2012, the Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of Series A preferred stock from the UST.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,576, including $83,575 accrued and unpaid dividends on the Series A preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999 difference between the $12,530,000 face value of the Series A preferred stock retired and the $11,695,001 purchase price of the Series A preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining Series A preferred shares are redeemable at any time at par.  The Company expects to be able to repurchase the shares from future earnings, however, there are no immediate plans to repurchase these shares.

During 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company's common stock that was issued to the UST.  The Company repurchased the Warrant for a total price of $425,000.

Annualized return on average equity for the three months ended March 31, 2013 was 7.17% compared to 5.58% for the year ended December 31, 2012.  Total cash dividends paid on common stock were $168,000 and $388,000 for the three months ended March 31, 2013 and 2012, respectively.  Cash dividends paid on common stock in the three months ended March 31, 2012 include a $0.05 per share special cash dividend, amounting to $277,000, paid in February 2012.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2013 and December 31, 2012 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 16.75% and 16.04% at March 31, 2013 and December 31, 2012, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 18.06% and 17.34% at March 31, 2013 and December 31, 2012, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.31% and 11.12% at March 31, 2013 and December 31, 2012, respectively.

The Bank’s Tier 1 risk-based capital ratio was 16.29% and 15.54% at March 31, 2013 and December 31, 2012, respectively.  The total risk-based capital ratio for the Bank was 17.60% and 16.84% at March 31, 2013 and December 31, 2012, respectively.   The Bank’s Tier 1 leverage capital ratio was 10.98% and 10.76% at March 31, 2013 and December 31, 2012, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2013.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys' fees and injunctive relief. The Plaintiff seeks to have the lawsuit certified as a class action. The Bank believes that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit, including the request that the lawsuit be certified as a class action.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Total
Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

January 1 - 31, 2013	-		$-	-	-

February 1 - 28, 2013	1,255		10.59	-	-

March 1 - 31, 2013	890		11.65	-	-

Total	2,145	(1)	$11.03	-

(1) The Company purchased 2,145 shares on the open market in the three months ended March 31, 2013 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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
period ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 10, 2013	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)