Form 10-Q
period 2013-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2013-08-09
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,613,495 shares of common stock, outstanding at July 31, 2013.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December
	31, 2012 (Audited)	3

	Consolidated Statements of Earnings for the three and six months ended
	June 30, 2013 and 2012 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and six
	months ended June 30, 2013 and 2012 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three and six months ended
	June 30, 2013 and 2012 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-24

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	25-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4T.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 5.	Other Information	43
Item 6.	Exhibits	43-46
Signatures		47
Certifications		48-50

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

PART I.	FINANCIAL INFORMATION

Item I.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(Dollars in thousands)
	June 30,	December 31,
Assets	2013	2012
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$28,082	32,617
of $11,187 and $9,625
Interest-bearing deposits	52,634	16,226
Cash and cash equivalents	80,716	48,843

Investment securities available for sale	293,151	297,823
Other investments	5,215	5,599
Total securities	298,366	303,422

Mortgage loans held for sale	6,002	6,922

Loans	608,072	619,974
Less allowance for loan losses	(14,029)	(14,423)
Net loans	594,043	605,551

Premises and equipment, net	16,635	15,874
Cash surrender value of life insurance	13,487	13,273
Other real estate	4,401	6,254
Accrued interest receivable and other assets	14,390	13,377
Total assets	$1,028,040	1,013,516

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$172,055	161,582
NOW, MMDA & savings	385,014	371,719
Time, $100,000 or more	123,612	134,733
Other time	107,752	113,491
Total deposits	788,433	781,525

Securities sold under agreements to repurchase	45,971	34,578
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	7,665	9,047
Total liabilities	932,688	915,769

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
12,524 shares in 2013 and 2012	12,524	12,524
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,613,495 shares in 2013 and 2012	48,133	48,133
Retained earnings	34,218	31,478
Accumulated other comprehensive income	477	5,612
Total shareholders' equity	95,352	97,747

Total liabilities and shareholders' equity	$1,028,040	1,013,516

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Six Months Ended June 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$7,439	8,227	15,079	16,652
Interest on due from banks	28	16	40	19
Interest on investment securities:
U.S. Government sponsored enterprises	286	737	664	1,807
States and political subdivisions	1,069	787	2,053	1,587
Other	87	68	176	132
Total interest income	8,909	9,835	18,012	20,197

Interest expense:
NOW, MMDA & savings deposits	200	295	418	639
Time deposits	422	864	889	1,896
FHLB borrowings	635	684	1,296	1,374
Junior subordinated debentures	100	110	199	222
Other	15	34	32	73
Total interest expense	1,372	1,987	2,834	4,204

Net interest income	7,537	7,848	15,178	15,993

Provision for loan losses	773	1,603	1,827	3,652

Net interest income after provision for loan losses	6,764	6,245	13,351	12,341

Non-interest income:
Service charges	1,104	1,192	2,143	2,379
Other service charges and fees	268	258	642	599
Gain on sale of securities	352	664	614	1,191
Mortgage banking income	315	271	699	497
Insurance and brokerage commissions	178	119	317	254
Loss on sale and write-down of
other real estate	(184)	(195)	(173)	(384)
Miscellaneous	1,276	1,284	2,494	2,436
Total non-interest income	3,309	3,593	6,736	6,972

Non-interest expense:
Salaries and employee benefits	4,240	3,931	8,430	7,772
Occupancy	1,320	1,300	2,632	2,600
Other	2,419	2,612	4,655	4,742
Total non-interest expense	7,979	7,843	15,717	15,114

Earnings before income taxes	2,094	1,995	4,370	4,199

Income tax expense	461	486	979	1,031

Net earnings	1,633	1,509	3,391	3,168

Dividends and accretion on preferred stock	156	348	313	697

Net earnings available to common shareholders	$1,477	1,161	3,078	2,471

Basic net earnings per common share	$0.26	0.21	0.55	0.45
Diluted net earnings per common share	$0.26	0.21	0.55	0.45
Cash dividends declared per common share	$0.03	0.02	0.03	0.09

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Three and Six Months Ended June 30, 2013 and 2012

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,633	1,509	3,391	3,168

Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities
available for sale	(6,583)	2,513	(7,798)	3,730
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(352)	(664)	(614)	(1,191)

Total other comprehensive (loss) income,
before income taxes	(6,935)	1,849	(8,412)	2,539

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding (losses) gains on securities
available for sale	(2,564)	979	(3,038)	1,452
Reclassification adjustment for gains
on securities available for sale
included in net earnings	(137)	(259)	(239)	(464)

Total income tax (benefit) expense related to
other comprehensive (loss) income	(2,701)	720	(3,277)	988

Total other comprehensive (loss) income,
net of tax	(4,234)	1,129	(5,135)	1,551

Total comprehensive (loss) income	$(2,601)	2,638	(1,744)	4,719

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$3,391	3,168
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	4,438	4,406
Provision for loan losses	1,827	3,652
Gain on sale of investment securities	(614)	(1,191)
(Gain)/Loss on sale of other real estate	(86)	40
Write-down of other real estate	259	344
Restricted stock expense	70	16
Change in:
Mortgage loans held for sale	920	1,393
Cash surrender value of life insurance	(214)	(205)
Other assets	2,217	(266)
Other liabilities	(1,381)	11,867

Net cash provided by operating activities	10,827	23,224

Cash flows from investing activities:
Purchases of investment securities available for sale	(59,154)	(25,473)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	35,031	31,641
Proceeds from sales of investment securities available for sale	17,463	34,788
Purchases of FHLB stock	-	(493)
FHLB stock redemption	384	471
Net change in loans	7,718	21,662
Purchases of premises and equipment	(1,666)	(426)
Proceeds from sales of other real estate and repossessions	3,619	3,406

Net cash provided by investing activities	3,395	65,576

Cash flows from financing activities:
Net change in deposits	6,908	(46,565)
Net change in securities sold under agreements to repurchase	11,393	10,910
Proceeds from FHLB borrowings	15,000	25,400
Repayments of FHLB borrowings	(15,000)	(25,400)
Preferred stock repurchased	-	(11,695)
Cash dividends paid on preferred stock	(313)	(710)
Cash dividends paid on common stock	(337)	(499)

Net cash provided (used) by financing activities	17,651	(48,559)

Net change in cash and cash equivalent	31,873	40,241

Cash and cash equivalents at beginning of period	48,843	29,236

Cash and cash equivalents at end of period	$80,716	69,477

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,889	4,737
Income taxes	$1,112	985

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(5,135)	1,551
Transfers of loans to other real estate and repossessions	$2,003	2,707
Financed portion of sales of other real estate	$40	303
Accretion of Series A preferred stock	$-	70
Discount on preferred stock	$-	835

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

Reclassification
Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

(2)	Investment Securities

Investment securities available for sale at June 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)
	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$120,413	937	573	120,777
U.S. Government
sponsored enterprises	19,251	318	-	19,569
State and political subdivisions	147,160	2,637	3,333	146,464
Corporate bonds	3,548	20	78	3,490
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	853	-	1,601
Total	$292,370	4,765	3,984	293,151

(Dollars in thousands)
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$146,755	1,875	606	148,024
U.S. Government
sponsored enterprises	18,714	203	80	18,837
State and political subdivisions	118,591	7,171	104	125,658
Corporate bonds	2,571	19	4	2,586
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	720	-	1,468
Total	$288,629	9,988	794	297,823

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2013 and December 31, 2012 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$48,281	503	5,298	70	53,579	573
State and political subdivisions	56,713	3,333	-	-	56,713	3,333
Corporate bonds	1,497	78	-	-	1,497	78
Total	$106,491	3,914	5,298	70	111,789	3,984

(Dollars in thousands)
	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$48,126	468	12,913	138	61,039	606
U.S. Government
sponsored enterprises	3,402	80	-	-	3,402	80
State and political subdivisions	9,490	104	-	-	9,490	104
Corporate bonds	1,035	4	-	-	1,035	4
Total	$62,053	656	12,913	138	74,966	794

At June 30, 2013, unrealized losses in the investment securities portfolio relating to debt securities totaled $4.0 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2013 tables above, 57 out of 178 securities issued by state and political subdivisions contained unrealized losses, 27 out of 88 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities contained unrealized losses, and two out of five securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$3,975	4,027
Due from one to five years	24,701	25,097
Due from five to ten years	111,255	110,215
Due after ten years	31,278	31,434
Mortgage-backed securities	120,413	120,777
Equity securities	748	1,601
Total	$292,370	293,151

Proceeds from sales of securities available for sale during the six months ended June 30, 2013 were $17.5 million and resulted in gross gains of $738,000 and gross losses of $124,000.  Proceeds from sales of securities available for sale during the six months ended June 30, 2012 were $34.8 million and resulted in gross gains of $1.2 million.

Securities with a fair value of approximately $78.4 million and $73.9 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at June 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)
	June 30, 2013	December 31, 2012
Real estate loans
Construction and land development	$70,112	73,176
Single-family residential	192,601	195,003
Single-family residential -
Banco de la Gente stated income	50,454	52,019
Commercial	191,368	200,633
Multifamily and farmland	10,918	8,951
Total real estate loans	515,453	529,782

Loans not secured by real estate
Commercial loans	66,161	64,295
Farm loans	24	11
Consumer loans	9,903	10,148
All other loans	16,531	15,738
Total loans	608,072	619,974

Less allowance for loan losses	14,029	14,423

Net loans	$594,043	605,551

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg, Union and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of June 30, 2013, construction and land development loans comprised approximately 12% of the Bank’s total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of June 30, 2013, single-family residential loans comprised approximately 40% of the Bank’s total loan portfolio, including Banco de la Gente single-family residential stated income loans amounting to approximately 8% of the Bank’s total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of June 30, 2013, commercial real estate loans comprised approximately 31% of the Bank’s total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of June 30, 2013, commercial loans comprised approximately 11% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2013 and December 31, 2012:

June 30, 2013
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$505	6,061	6,566	63,546	70,112	-
Single-family residential	3,148	3,083	6,231	186,370	192,601	1,376
Single-family residential -
Banco de la Gente stated income	4,647	2,249	6,896	43,558	50,454	1,476
Commercial	494	-	494	190,874	191,368	-
Multifamily and farmland	186	-	186	10,732	10,918	-
Total real estate loans	8,980	11,393	20,373	495,080	515,453	2,852

Loans not secured by real estate
Commercial loans	332	162	494	65,667	66,161	-
Farm loans	-	-	-	24	24	-
Consumer loans	211	13	224	9,679	9,903	8
All other loans	-	-	-	16,531	16,531	-
Total loans	$9,523	11,568	21,091	586,981	608,072	2,860

December 31, 2012
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$1,280	6,858	8,138	65,038	73,176	-
Single-family residential	4,316	1,548	5,864	189,139	195,003	-
Single-family residential -
Banco de la Gente stated income	11,077	3,659	14,736	37,283	52,019	2,378
Commercial	1,720	1,170	2,890	197,743	200,633	-
Multifamily and farmland	7	-	7	8,944	8,951	-
Total real estate loans	18,400	13,235	31,635	498,147	529,782	2,378

Loans not secured by real estate
Commercial loans	888	66	954	63,341	64,295	23
Farm loans	-	-	-	11	11	-
Consumer loans	250	10	260	9,888	10,148	2
All other loans	-	-	-	15,738	15,738	-
Total loans	$19,538	13,311	32,849	587,125	619,974	2,403

The following table presents the Company’s non-accrual loans as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)
	June 30, 2013	December 31, 2012
Real estate loans
Construction and land development	$7,692	9,253
Single-family residential	3,992	2,491
Single-family residential -
Banco de la Gente stated income	2,138	2,232
Commercial	1,741	3,263
Total real estate loans	15,563	17,239

Loans not secured by real estate
Commercial loans	510	344
Consumer loans	34	47
Total	$16,107	17,630

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $26.2 million, $30.6 million and $35.0 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  Interest income recognized on accruing impaired loans was $579,000, $873,000 and $1.5 million for the six months ended June 30, 2013, the six months ended June 30, 2012 and the year ended December 31, 2012, respectively.  Interest income recognized on accruing impaired loans was $286,000 and $451,000 for the three months ended June 30, 2013 and 2012, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present the Company’s impaired loans as of June 30, 2013 and December 31, 2012:

June 30, 2013
(Dollars in thousands)
						Average Outstanding Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Real estate loans
Construction and land development	$11,676	1,866	6,465	8,331	63	14,990	9,222	14,500	9,422
Single-family residential	9,152	270	8,176	8,446	444	7,515	8,926	6,930	8,662
Single-family residential -
Banco de la Gente stated income	21,679	-	20,785	20,785	1,259	21,327	20,921	20,752	20,947
Commercial	3,772	3,125	308	3,433	4	4,872	4,143	4,919	4,441
Multifamily and farmland	186	-	186	186	1	202	187	205	189
Total impaired real estate loans	46,465	5,261	35,920	41,181	1,771	48,906	43,399	47,306	43,661

Loans not secured by real estate
Commercial loans	827	-	773	773	14	1,222	848	1,175	878
Consumer loans	320	280	38	318	-	41	187	79	142
Total impaired loans	$47,612	5,541	36,731	42,272	1,785	50,169	44,434	48,560	44,681

December 31, 2012
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$17,738	11,795	680	12,475	61	12,810
Single-family residential	9,099	766	7,799	8,565	177	7,590
Single-family residential -
Banco de la Gente stated income	21,806	-	21,000	21,000	1,278	21,158
Commercial	5,830	4,569	467	5,036	6	5,433
Multifamily and farmland	193	-	193	193	1	200
Total impaired real estate loans	54,666	17,130	30,139	47,269	1,523	47,191

Loans not secured by real estate
Commercial loans	983	347	592	939	12	1,125
Consumer loans	68	-	66	66	1	41
Total impaired loans	$55,717	17,477	30,797	48,274	1,536	48,357

Changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$4,399	3,231	1,998	2,049	28	1,088	-	245	1,385	14,423
Charge-offs	(715)	(636)	(224)	(275)	-	(382)	-	(281)	-	(2,513)
Recoveries	26	44	70	50	-	25	-	78	-	293
Provision	1,015	665	80	34	6	91	-	187	(252)	1,826
Ending balance	$4,725	3,304	1,924	1,858	34	822	-	229	1,133	14,029

Three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$4,785	3,182	1,976	1,811	30	1,209	-	232	1,187	14,412
Charge-offs	(218)	(272)	(72)	(275)	-	(361)	-	(134)	-	(1,332)
Recoveries	25	26	70	2	-	14	-	43	-	180
Provision	133	368	(50)	320	4	(40)	-	88	(54)	769
Ending balance	$4,725	3,304	1,924	1,858	34	822	-	229	1,133	14,029

Allowance for loan losses June 30, 2013:
Ending balance: individually
evaluated for impairment	$6	343	1,234	-	-	-	-	-	-	1,583
Ending balance: collectively
evaluated for impairment	4,719	2,961	690	1,858	34	822	-	229	1,133	12,446
Ending balance	$4,725	3,304	1,924	1,858	34	822	-	229	1,133	14,029

Loans June 30, 2013:
Ending balance	$70,112	192,601	50,454	191,368	10,918	66,161	24	26,434	-	608,072

Ending balance: individually
evaluated for impairment	$7,626	3,480	19,912	3,125	-	-	-	279	-	34,422
Ending balance: collectively
evaluated for impairment	$62,486	189,121	30,542	188,243	10,918	66,161	24	26,155	-	573,650

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$7,182	3,253	2,104	1,731	13	1,029	255	1,037	16,604
Charge-offs	(2,381)	(490)	(371)	(523)	-	(343)	(268)	-	(4,376)
Recoveries	218	69	-	374	-	11	88	-	760
Provision	2,626	70	491	(66)	-	(68)	116	483	3,652
Ending balance	$7,645	2,902	2,224	1,516	13	629	191	1,520	16,640

Three months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$6,880	3,101	2,180	1,434	13	1,004	250	1,750	16,612
Charge-offs	(530)	(385)	(198)	(452)	-	(104)	(111)	-	(1,780)
Recoveries	100	67	-	-	-	6	32	-	205
Provision	1,195	119	242	534	-	(277)	20	(230)	1,603
Ending balance	$7,645	2,902	2,224	1,516	13	629	191	1,520	16,640

Allowance for loan losses June 30, 2012:
Ending balance: individually
evaluated for impairment	$1,101	78	1,286	-	-	-	-	-	2,465
Ending balance: collectively
evaluated for impairment	6,544	2,824	938	1,516	13	629	191	1,520	14,175
Ending balance	$7,645	2,902	2,224	1,516	13	629	191	1,520	16,640

Loans June 30, 2012:
Ending balance	$86,498	202,528	52,811	207,245	5,285	59,416	29,032	-	642,815

Ending balance: individually
evaluated for impairment	$19,789	3,132	20,320	4,961	-	362	-	-	48,564
Ending balance: collectively
evaluated for impairment	$66,709	199,396	32,491	202,284	5,285	59,054	29,032	-	594,251

The Company utilizes an internal risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  These risk grades are evaluated on an ongoing basis.  The Low Substandard risk grade was removed from the Company’s internal risk grading matrix during the first quarter of 2013.  No loans were classified Low Substandard at December 31, 2012.  A description of the general characteristics of the eight risk grades is as follows:

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2013 and December 31, 2012:

June 30, 2013
(Dollars in thousands)
Real Estate Loans
Construction and Land Development		Single-Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$10	22,480	-	-	-	366	-	1,170	-	24,026
2- High Quality	5,410	56,324	-	27,309	245	8,318	-	3,768	2,216	103,590
3- Good Quality	27,715	66,297	23,549	110,755	6,745	44,279	24	4,149	14,311	297,824
4- Management Attention	15,821	32,514	10,461	42,868	1,182	11,916	-	436	4	115,202
5- Watch	8,934	7,551	3,671	6,139	2,560	721	-	50	-	29,626
6- Substandard	12,222	7,435	12,773	4,297	186	469	-	324	-	37,706
7- Doubtful	-	-	-	-	-	92	-	6	-	98
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$70,112	192,601	50,454	191,368	10,918	66,161	24	9,903	16,531	608,072

December 31, 2012
(Dollars in thousands)
Real Estate Loans
Construction and Land Development		Single-Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$11	24,662	-	-	-	672	-	1,239	-	26,584
2- High Quality	4,947	56,829	-	27,511	32	9,260	-	4,122	2,317	105,018
3- Good Quality	24,952	62,018	24,724	114,001	4,975	40,814	11	4,186	13,416	289,097
4- Management Attention	18,891	35,727	11,366	47,603	3,039	11,844	-	392	5	128,867
5- Watch	9,580	9,504	3,597	6,911	712	976	-	134	-	31,414
6- Substandard	14,795	6,263	12,332	4,607	193	729	-	70	-	38,989
7- Low Substandard	-	-	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	-	-	-	5	-	5
Total	$73,176	195,003	52,019	200,633	8,951	64,295	11	10,148	15,738	619,974

At June 30, 2013, TDR loans amounted to $19.9 million, including $391,000 in performing TDR loans.  Performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  At December 31, 2012, TDR loans were $23.9 million, including $2.0 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

The following table presents an analysis of TDR loans by loan type as of June 30, 2013:

June 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	16	$10,498	7,597
Single-family residential	31	1,878	2,833
Single-family residential -
Banco de la Gente stated income	72	8,248	6,947
Commercial	5	2,015	1,741
Multifamily and farmland	1	322	186
Total real estate TDR loans	125	22,961	19,304

Loans not secured by real estate
Commercial loans	10	854	590
Consumer loans	1	2	-
Total TDR loans	136	$23,817	19,894

The following tables present an analysis of loan modifications during the three and six months ended June 30, 2013:

Three months ended June 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$724	712
Single-family residential	2	$78	78
Single-family residential -
Banco de la Gente stated income	1	$140	138
Total real estate TDR loans	4	942	928

Total TDR loans	4	$942	928

Six months ended June 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	2	$841	829
Single-family residential	2	$78	78
Single-family residential -
Banco de la Gente stated income	4	$472	469
Total real estate TDR loans	8	1,391	1,376

Total TDR loans	8	$1,391	1,376

The following table presents an analysis of loan modifications during the three and six months ended June 30, 2012:

Three months ended June 30, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$125	125
Single-family residential -
Banco de la Gente stated income	8	$855	848
Total real estate TDR loans	9	980	973

Loans not secured by real estate
Commercial loans	1	14	14
Total TDR loans	10	$994	987

Six months ended June 30, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$125	125
Single-family residential -
Banco de la Gente stated income	15	$1,587	1,578
Total real estate TDR loans	16	1,712	1,703

Loans not secured by real estate
Commercial loans (not secured by real estate)	1	14	14
Total TDR loans	17	$1,726	1,717

The following table presents an analysis of TDR loans by loan type as of December 31, 2012:

December 31, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	11	$10,465	6,633
Single-family residential	33	3,014	4,084
Single-family residential -
Banco de la Gente stated income	122	13,459	12,170
Commercial	4	1,457	682
Multifamily and farmland	-	-	-
Total real estate TDR loans	170	28,395	23,569

Loans not secured by real estate
Commercial loans	9	511	368
Consumer loans	1	2	-
Total TDR loans	180	$28,908	23,937

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and six months ended June 30, 2013 and 2012 is as follows:

For the three months ended June 30, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,477	5,613,495	$0.26
Effect of dilutive securities:
Stock options	-	5,589
Diluted earnings per common share	$1,477	5,619,084	$0.26

For the six months ended June 30, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$3,078	5,613,495	$0.55
Effect of dilutive securities:
Stock options	-	5,185
Diluted earnings per common share	$3,078	5,618,680	$0.55

For the three months ended June 30, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,161	5,544,160	$0.21
Effect of dilutive securities:
Stock options	-	3,928
Diluted earnings per common share	$1,161	5,548,088	$0.21

For the six months ended June 30, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$2,471	5,544,160	$0.45
Effect of dilutive securities:
Stock options	-	1,964
Diluted earnings per common share	$2,471	5,546,124	$0.45

(5)	Stock-Based Compensation

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

In addition, under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (three years from the grant date for the grants to date under the 1999 Plan).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of June 30, 2013, there was no unrecognized compensation cost related to the 2007 and 2008 restricted stock unit grants.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees.  A total of 303,691 shares are currently reserved for possible issuance under the 2009 Plan.   All rights must be granted or awarded within ten years from the May 7, 2009 effective date of the 2009 Plan.

The Company granted 29,514 restricted stock units under the 2009 Plan  at a grant date fair value of $7.90 per share during the first quarter of 2012.  5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the 2009 Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants and four years from the grant date for the 2013 grants).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of June 30, 2013, the total unrecognized compensation cost related to the restricted stock unit grants under the 2009 Plan was $615,000.

The Company recognized compensation expense for restricted stock unit awards of $70,000 and $16,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Cash and Cash Equivalents
For cash, due from banks and interest-bearing deposits, the carrying amount is a reasonable estimate of fair value.  Cash and cash equivalents are reported in the Level 1 fair value category.

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

Other Investments
For other investments, the carrying value is a reasonable estimate of fair value.  Other investments are reported in the Level 3 fair value category.

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

Cash Surrender Value of Life Insurance
For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.  Cash surrender value of life insurance is reported in the Level 2 fair value category.

Other Real Estate
The fair value of other real estate is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  Other real estate is reported in the Level 3 fair value category.

Deposits
The fair value of demand deposits, interest-bearing demand deposits and savings is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  Deposits are reported in the Level 2 fair value category.

Securities Sold Under Agreements to Repurchase
For securities sold under agreements to repurchase, the carrying value is a reasonable estimate of fair value.  Securities sold under agreements to repurchase are reported in the Level 2 fair value category.

Federal Home Loan Bank ("FHLB") Borrowings
The fair value of FHLB borrowings is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.  FHLB borrowings are reported in the Level 2 fair value category.

Junior Subordinated Debentures
Because the Company’s junior subordinated debentures were issued at a floating rate, the carrying amount is a reasonable estimate of fair value.  Junior subordinated debentures are reported in the Level 2 fair value category.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)
	June 30, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$120,777	-	120,777	-
U.S. Government
sponsored enterprises	$19,569	-	19,569	-
State and political subdivisions	$146,464	-	146,464	-
Corporate bonds	$3,490	-	3,490	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,601	1,601	-	-

(Dollars in thousands)
	December 31, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$148,024	-	148,024	-
U.S. Government
sponsored enterprises	$18,837	-	18,837	-
State and political subdivisions	$125,658	-	125,658	-
Corporate bonds	$2,586	-	2,586	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,468	1,468	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2013.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at June 30, 2013 and December 31, 2012 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2013
Impaired loans	$40,487	-	-	40,487	(2,094)
Other real estate	$4,401	-	-	4,401	(173)

(Dollars in thousands)
	Fair Value Measurements December 31, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2012
Impaired loans	$46,738	-	-	46,738	(6,875)
Other real estate	$6,254	-	-	6,254	(1,136)

The carrying amount and estimated fair value of financial instruments at June 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$80,716	80,716	-	-	80,716
Investment securities available for sale	293,151	1,601	290,300	1,250	293,151
Other investments	5,215	-	-	5,215	5,215
Mortgage loans held for sale	6,002	-	-	6,002	6,002
Loans, net	594,043	-	-	600,670	600,670
Cash surrender value of life insurance	13,487	-	13,487	-	13,487

Liabilities:
Deposits	$788,433	-	787,650	-	787,650
Securities sold under agreements
to repurchase	45,971	-	45,971	-	45,971
FHLB borrowings	70,000	-	71,066	-	71,066
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$48,843	48,843	-	-	48,843
Investment securities available for sale	297,823	1,468	295,105	1,250	297,823
Other investments	5,599	-	-	5,599	5,599
Mortgage loans held for sale	6,922	-	-	6,922	6,922
Loans, net	605,551	-	-	599,996	599,996
Cash surrender value of life insurance	13,273	-	13,273	-	13,273

Liabilities:
Deposits	$781,525	-	780,662	-	780,662
Securities sold under agreements
to repurchase	34,578	-	34,578	-	34,578
FHLB borrowings	70,000	-	76,375	-	76,375
Junior subordinated debentures	20,619	-	20,619	-	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2013 or December 31, 2012.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of June 30, 2013 or December 31, 2012.

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

Our business emphasis has been to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. We are committed to meeting the financial needs of the communities in which we operate. We believe that we can be more effective in servicing our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries.  While we continue to focus our resources in and around our current footprint, we do consider other avenues of growth that would add shareholder value.  While we were an unsuccessful bidder in an FDIC assisted transaction, we will consider other opportunities as they become available.

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

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the UST pursuant to the CPP under the TARP.  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a Warrant to purchase 357,234 shares of the Company’s common stock.  Proceeds from this issuance of Series A preferred shares were allocated between preferred stock and the Warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the Warrant.  The discount recorded on the Series A preferred stock that resulted from allocating a portion of the proceeds to the Warrant was being accreted directly to retained earnings over a five-year period applying a level yield.  As of June 30, 2013, the Company had accreted a total of $478,000 of the discount related to the Series A preferred stock.

The Series A preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years (i.e., through December 23, 2013) and 9% per annum thereafter.  The Series A preferred stock may be redeemed at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Under the terms of the original Purchase Agreement, the Company could not redeem the Series A preferred shares until December 23, 2011 unless the total amount of the issuance, $25.1 million, was replaced with the same amount of other forms of capital that would qualify as Tier 1 capital. However, with the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company can now redeem the Series A preferred shares at any time, if approved by the Company’s primary regulator.  The Series A preferred stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of June 30, 2013.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)
	June 30, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$120,777	-	120,777	-
U.S. Government
sponsored enterprises	$19,569	-	19,569	-
State and political subdivisions	$146,464	-	146,464	-
Corporate bonds	$3,490	-	3,490	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,601	1,601	-	-

(Dollars in thousands)
	December 31, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$148,024	-	148,024	-
U.S. Government
sponsored enterprises	$18,837	-	18,837	-
State and political subdivisions	$125,658	-	125,658	-
Corporate bonds	$2,586	-	2,586	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,468	1,468	-	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2013:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Bank’s June 30, 2013 and December 31, 2012 fair value measurements for impaired loans and other real estate on a non-recurring basis are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2013
Impaired loans	$40,487	-	-	40,487	(2,094)
Other real estate	$4,401	-	-	4,401	(173)

(Dollars in thousands)
	Fair Value Measurements December 31, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2012
Impaired loans	$46,738	-	-	46,738	(6,875)
Other real estate	$6,254	-	-	6,254	(1,136)

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s TDR loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $26.2 million, $30.6 million and $35.0 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  Interest income recognized on accruing impaired loans was $579,000, $873,000 and $1.5 million for the six months ended June 30, 2013, the six months ended June 30, 2012 and the year ended December 31, 2012, respectively.  Interest income recognized on accruing impaired loans was $286,000 and $451,000 for the three months ended June 30, 2013 and 2012, respectively.   No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

Results of Operations
Summary.  Net earnings for the second quarter of 2013 were $1.6 million, or $0.29 basic and diluted net earnings per share before adjustment for preferred stock dividends, as compared to $1.5 million, or $0.27 basic and diluted net earnings per share before adjustment for preferred stock dividends and accretion for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the three months ended June 30, 2013 were $1.5 million, or $0.26 basic and diluted net earnings per common share as compared to $1.2 million, or $0.21 basic and diluted net earnings per common share for the same period one year ago.  The increase in second quarter earnings is attributable to a decrease in the provision for loan losses, which was partially offset by a decrease in net interest income, a decrease in non-interest income and an increase in non-interest expense.

The annualized return on average assets was 0.64% for the three months ended June 30, 2013 compared to 0.59% for the same period one year ago, and annualized return on average shareholders’ equity was 6.55% for the three months ended June 30, 2013 compared to 5.69% for the same period one year ago.

Year-to-date net earnings as of June 30, 2013 were $3.4 million, or $0.60 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to $3.2 million, or $0.57 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the six months ended June 30, 2013 were $3.1 million, or $0.55 basic and diluted net earnings per common share, as compared to $2.5 million, or $0.45 basic and diluted net earnings per common share, for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to a decrease in the provision for loan losses, which was partially offset by aggregate decreases in net interest income and non-interest income and aggregate increases in non-interest expense, as discussed below.

The annualized return on average assets was 0.68% for the six months ended June 30, 2013 compared to 0.61% for the same period one year ago, and annualized return on average shareholders’ equity was 6.80% for the six months ended June 30, 2013 compared to 5.97% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $7.5 million for the three months ended June 30, 2013 compared to $7.8 million for the same period one year ago.  This decrease was primarily due to a decrease in interest income resulting from a decrease in loans and a decrease in the yield on earning assets, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest-bearing liabilities.

Interest income decreased $926,000 or 9% for the three months ended June 30, 2013 compared to the same period one year ago.  The decrease was due to a reduction in average loans and a decrease in the yield on earning assets.  The average yield on earning assets for the quarters ended June 30, 2013 and 2012 was 3.97% and 4.22%, respectively.  During the quarter ended June 30, 2013, average loans decreased $46.8 million to $607.5 million from $654.3 million for the three months ended June 30, 2012.

Interest expense decreased $615,000 or 31% for the three months ended June 30, 2013 compared with the same period one year ago due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.21% for the three months ended June 30, 2013 as compared to 0.34% for the same period one year ago.  The average rate paid on certificates of deposits was 0.73% for the three months ended June 30, 2013 compared to 1.21% for the same period one year ago.  During the quarter ended June 30, 2013, average certificates of deposit decreased $54.6 million to $232.9 million from $287.5 million for the three months ended June 30, 2012.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2013 and 2012. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt, an effective tax rate of 31.65% for federal tax exempt securities and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Interest and fees on loans	$607,481	7,439	4.91%	654,343	8,227	5.06%
Investments - taxable	139,546	225	0.65%	193,722	773	1.61%
Investments - nontaxable*	157,283	1,747	4.46%	96,948	1,202	4.99%
Other	48,588	28	0.23%	27,950	16	0.23%

Total interest-earning assets	952,898	9,439	3.97%	972,963	10,218	4.22%

Cash and due from banks	28,002			25,189
Other assets	54,430			55,434
Allowance for loan losses	(14,286)			(17,026)

Total assets	$1,021,044			1,036,560

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$374,531	200	0.21%	348,243	295	0.34%
Time deposits	232,868	422	0.73%	287,473	864	1.21%
FHLB borrowings	70,000	635	3.64%	70,000	684	3.93%
Trust preferred securities	20,619	100	1.96%	20,619	110	2.15%
Other	41,965	15	0.14%	47,131	34	0.30%

Total interest-bearing liabilities	739,983	1,372	0.74%	773,466	1,987	1.03%

Demand deposits	176,974			152,743
Other liabilities	4,714			4,321
Shareholders' equity	100,054			106,671

Total liabilities and shareholder's equity	$1,021,725			1,037,201

Net interest spread		$8,067	3.35%		8,231	3.23%

Net yield on interest-earning assets			3.40%			3.40%

Taxable equivalent adjustment
Investment securities		$530			383

Net interest income		$7,537			7,848

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $19.3 million in 2013 and $3.0 million in 2012. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

Year-to-date net interest income as of June 30, 2013 decreased 5% to $15.2 million compared to $16.0 million for the same period one year ago.   This decrease is primarily attributable to a decrease in interest income resulting from decreases in the year-to-date average balances outstanding on loans and investment securities and a decrease in the yield on earning assets, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest-bearing liabilities.

Interest income decreased $2.2 million or 11% for the six months ended June 30, 2013 compared with the same period in 2012.  This decrease was primarily due to a reduction in average loans investment securities and a decrease in the yield on earning assets.  The average yield on earning assets for the six months ended June 30, 2013 and 2012 was 4.06% and 4.28%, respectively.  During the six months ended June 30, 2013, average loans decreased $48.8 million to $614.2 million from $663.0 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013, average investment securities available for sale decreased $10.0 million to $288.8 million from $298.8 million for the six months ended June 30, 2012.

Interest expense decreased $1.4 million or 33% for the six months ended June 30, 2013 compared with the same period in 2012 primarily due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.23% for the six months ended June 30, 2013 as compared to 0.37% for the same period one year ago.  The average rate paid on certificates of deposits was 0.75% for the six months ended June 30, 2013 compared to 1.26% for the same period one year ago.  Average certificates of deposit decreased $65.5 million to $237.6 million for the six months ended June 30, 2013 from $303.1 million for the six months ended June 30, 2012.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2013 and 2012. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt, an effective tax rate of 31.65% for federal tax exempt securities and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Interest and fees on loans	$614,241	15,079	4.95%	662,962	16,652	5.05%
Investments - taxable	144,278	567	0.79%	206,273	1,854	1.82%
Investments - nontaxable*	150,499	3,342	4.48%	99,091	2,451	4.97%
Other	35,885	40	0.22%	17,079	19	0.22%

Total interest-earning assets	944,903	19,028	4.06%	985,405	20,976	4.28%

Cash and due from banks	26,884			24,010
Other assets	55,406			55,655
Allowance for loan losses	(14,496)			(17,085)

Total assets	$1,012,697			1,047,985

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$371,502	418	0.23%	349,731	639	0.37%
Time deposits	237,615	889	0.75%	303,115	1,896	1.26%
FHLB borrowings	70,000	1,296	3.73%	70,703	1,374	3.91%
Trust preferred securities	20,619	199	1.96%	20,619	222	2.17%
Other	39,371	32	0.16%	45,713	73	0.32%

Total interest-bearing liabilities	739,107	2,834	0.77%	789,881	4,204	1.07%

Demand deposits	169,921			148,513
Other liabilities	4,611			4,303
Shareholders' equity	100,532			106,691

Total liabilities and shareholder's equity	$1,014,171			1,049,388

Net interest spread		$16,194	3.35%		16,772	3.23%

Net yield on interest-earning assets			3.46%			3.42%

Taxable equivalent adjustment
Investment securities		$1,016			779

Net interest income		$15,178			15,993

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $19.3 million in 2013 and $4.6 million in 2012. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended June 30, 2013 compared to three months ended June 30, 2012			Six months ended June 30, 2013 compared to six months ended June 30, 2012
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(582)	(206)	(788)	(1,210)	(363)	(1,573)
Investments - taxable	(152)	(396)	(548)	(400)	(887)	(1,287)
Investments - nontaxable	709	(164)	545	1,206	(315)	891
Other	12	-	12	21	-	21
Total interest income	(13)	(766)	(779)	(383)	(1,565)	(1,948)

Interest expense:
NOW, MMDA & savings deposits	18	(113)	(95)	32	(253)	(221)
Time deposits	(132)	(310)	(442)	(327)	(680)	(1,007)
FHLB borrowings	-	(49)	(49)	(13)	(65)	(78)
Trust preferred securities	-	(10)	(10)	-	(23)	(23)
Other	(3)	(16)	(19)	(8)	(33)	(41)
Total interest expense	(117)	(498)	(615)	(316)	(1,054)	(1,370)
Net interest income	$104	(268)	(164)	(67)	(511)	(578)

Provision for Loan Losses. For the three months ended June 30, 2013, a contribution of $773,000 was made to the provision for loan losses compared to a $1.6 million contribution to the provision for loan losses for the three months ended June 30, 2012.  The decrease in the provision for loan losses is primarily attributable to a $5.0 million reduction in non-accrual loans from June 30, 2012 to June 30, 2013 and a reduction in net charge-offs of $419,000 during the three months ended June 30, 2013, as compared to the same period one year ago.

The provision for loan losses for the six months ended June 30, 2013 was $1.8 million as compared to $3.7 million for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $1.4 million decrease in net charge-offs during the six months ended June 30, 2013 compared to the same period one year ago and a $5.0 million reduction in non-accrual loans from June 30, 2012 to June 30, 2013.

Non-Interest Income.  Total non-interest income was $3.3 million for the three months ended June 30, 2013, compared to $3.6 million for the same period one year ago.  This decrease is primarily attributable to a $312,000 decrease in the gains on sale of securities for the three months ended June 30, 2013, as compared to the same period one year ago.

Non-interest income was $6.7 million for the six months ended June 30, 2013, as compared to $7.0 million for the same period one year ago.  This decrease is primarily attributable to a $577,000 decrease in the gains on sale of securities, which was partially offset by a $202,000 increase in mortgage banking income and a $211,000 reduction in losses and write-downs on other real estate owned properties for the six months ended June 30, 2013, as compared to the same period one year ago.

Non-Interest Expense.  Total non-interest expense was $8.0 million for the three months ended June 30, 2013, as compared to $7.8 million for the same period one year ago.  This increase is attributable to a $309,000 increase in salaries and employee benefits expense, which was primarily due to 2013 salary increases and bonuses accrued in the second quarter of 2013, which was partially offset by a $193,000 decrease in non-interest expenses other than salary, employee benefits and occupancy expenses for the three months ended June 30, 2013, as compared to the same period one year ago.  The decrease in non-interest expenses other than salary, employee benefits and occupancy expenses is primarily due to $168,000 in expenses incurred in the second quarter of 2012 as a result of the Company’s purchase of 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the UST.

Non-interest expense was $15.7 million for the six months ended June 30, 2013, as compared to $15.1 million for the same period one year ago.  This increase is primarily due to a $658,000 increase in salaries and employee benefits expense, which was primarily due to 2013 salary increases, bonuses accrued and an increase in commissions on mortgage and real estate appraisal sales during the six months ended June 30, 2013, as compared to the same period one year ago.

Income Taxes.  The Company reported income tax expense of $461,000 and $486,000 for the three months ended June 30, 2013 and 2012, respectively.  This represented an effective tax rate of 22% and 24% for the respective periods.

The Company reported income taxes of $979,000 and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.  This represented an effective tax rate of 22% and 25% for the respective periods.   The 2013 and 2012 effective tax rates are lower than historical levels due to increases in tax exempt investment income, which have a greater impact on the effective tax rate on the reduced level of earnings before income taxes experienced in 2013 and 2012.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $293.2 million at June 30, 2013 compared to $297.8 million at December 31, 2012.  Average investment securities available for sale for the six months ended June 30, 2013 were $288.8 million compared to $289.0 million for the year ended December 31, 2012.

Loans.  At June 30, 2013, loans were $608.1 million compared to $620.0 million at December 31, 2012, a decrease of $11.9 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the six months ended June 30, 2013, amounting to approximately $58.0 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 65% and 67% of average earning assets for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  The Company had $6.0 million and $6.9 million in mortgage loans held for sale as of June 30, 2013 and December 31, 2012, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2013, the Company had $105.6 million in residential mortgage loans, $84.0 million in home equity loans and $256.0 million in commercial mortgage loans, which include $202.3 million secured by commercial property and $53.7 million secured by residential property.   Residential mortgage loans include $54.7 million made to customers in the Company’s traditional banking offices and $50.9 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2013, the Company had $70.1 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	67	$15,089	$844
Land acquisition and development - residential purposes	300	44,693	6,739
1 to 4 family residential construction	24	3,547	109
Commercial construction	8	6,783	-
Total construction and land development	399	$70,112	$7,692

At June 30, 2013, TDR loans amounted to $19.9 million, including $391,000 in performing TDR loans.  Performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  At December 31, 2012, TDR loans were $23.9 million, including $2.0 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2013 as compared to the year ended December 31, 2012.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

The allowance for loan losses at June 30, 2013 was $14.0 million or 2.31% of total loans compared to $14.4 million or 2.33% of total loans at December 31, 2012.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2013 and December 31, 2012.

	Percentage of Loans
	By Risk Grade
Risk Grade	06/30/2013	12/31/2012
Risk Grade 1 (Excellent Quality)	2.77%	2.93%
Risk Grade 2 (High Quality)	17.03%	16.94%
Risk Grade 3 (Good Quality)	49.95%	47.74%
Risk Grade 4 (Management Attention)	18.86%	20.70%
Risk Grade 5 (Watch)	4.87%	5.07%
Risk Grade 6 (Substandard)	6.17%	6.26%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.02%	0.00%

At June 30, 2013, including non-accrual loans, there were eight relationships exceeding $1.0 million in the Watch risk grade (which totaled $15.1 million) and four relationships exceeding $1.0 million in the Substandard risk grade (which totaled $10.7 million).  There were two relationships with loans in both the Watch and Substandard risk grades, which exceed $1.0 million total for each relationship and totaled $2.6 million for both relationships combined.

Non-performing Assets.  Non-performing assets totaled $23.4 million at June 30, 2013 or 2.27% of total assets, compared to $26.3 million at December 31, 2012, or 2.60% of total assets.  Non-accrual loans were $16.1 million at June 30, 2013 and $17.6 million at December 31, 2012.  As a percentage of total loans outstanding, non-accrual loans were 2.65% at June 30, 2013 compared to 2.84% at December 31, 2012.  Non-performing loans include $7.7 million in construction and land development loans, $10.7 million in commercial and residential mortgage loans and $551,000 in other loans at June 30, 2013 as compared to $9.2 million in construction and land development loans, $10.4 million in commercial and residential mortgage loans and $416,000 in other loans as of December 31, 2012.  The Bank had loans 90 days past due and still accruing totaling $2.9 million and $2.4 million as of June 30, 2013 and December 31, 2012, respectively.  Other real estate totaled $4.4 million as of June 30, 2013 as compared to $6.3 million at December 31, 2012. Repossessed assets were $0 and $10,000 as of June 30, 2013 and December 31, 2012, respectively.

           Deposits.  Total deposits at June 30, 2013 were $788.4 million compared to $781.5 million at December 31, 2012. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, were $665.4 million at June 30, 2013 as compared to $646.4 million at December 31, 2012.  Certificates of deposit in amounts of $100,000 or more totaled $123.6 million at June 30, 2013 as compared to $134.7 million at December 31, 2012.  This decrease is attributable to a $4.5 million decrease in brokered certificates of deposit combined with a decrease in retail certificates of deposit as intended as part of the Bank’s pricing strategy to allow maturing high cost certificates of deposit to roll-off.  At June 30, 2013, brokered deposits were $16.9 million as compared to $21.4 million at December 31, 2012. Brokered deposits outstanding as of June 30, 2013 had a weighted average rate of 0.23% with a weighted average original term of ten months as compared to brokered deposits outstanding at December 31, 2012, which had a weighted average rate of 0.29% with a weighted average original term of ten months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at June 30, 2013 and December 31, 2012, respectively.  The average balance of FHLB borrowings for the six months ended June 30, 2013 was $70.0 million compared to $70.4 million for the year ended December 31, 2012.  At June 30, 2013, all of the Bank’s FHLB borrowings had maturities exceeding one year.

Securities sold under agreements to repurchase were $46.0 million at June 30, 2013 compared to $34.6 million at December 31, 2012.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the six months ended June 30, 2013 totaled $944.9 million, exceeding average rate sensitive liabilities of $739.1 million by $205.8 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2013.

Included in the rate sensitive assets are $299.5 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2013, we had $221.8 million in loans with interest rate floors.  The floors were in effect on $219.8 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.06% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2013, such unfunded commitments to extend credit were $134.9 million, while commitments in the form of standby letters of credit totaled $3.1 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2013, the Company’s core deposits totaled $665.4 million, or 84% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 8.53% as of June 30, 2013.

At June 30, 2013, we had a significant amount of deposits in amounts greater than $100,000.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at June 30, 2013 and December 31, 2012.  At June 30, 2013, the carrying value of loans pledged as collateral to the FHLB totaled $133.4 million compared to $138.7 million at December 31, 2012.  As additional collateral, the Bank has pledged securities to the FHLB.  At June 30, 2013, the market value of securities pledged to the FHLB totaled $22.2 million compared to $17.8 million at December 31, 2012.  The remaining availability under the line of credit with the FHLB was $24.4 million at June 30, 2013 compared to $20.4 million at December 31, 2012.  The Bank had no borrowings from the FRB at June 30, 2013 and December 31, 2012.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2013, the carrying value of loans pledged as collateral to the FRB totaled $304.8 million compared to $313.7 million at December 31, 2012.

The Bank also had the ability to borrow up to $52.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2013.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 37.34% at June 30, 2013 and 35.14% at December 31, 2012.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of June 30, 2013 and December 31, 2012 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2013	December 31, 2012
Contractual Cash Obligations
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,010	4,117
Total	$94,629	94,736
Other Commitments
Commitments to extend credit	$134,900	133,919
Standby letters of credit and financial guarantees written	3,085	3,297
Total	$137,985	137,216

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

Capital Resources.  Shareholders’ equity at June 30, 2013 was $95.4 million compared to $97.7 million at December 31, 2012.  This decrease was due to a reduction in accumulated other comprehensive income resulting from a decrease in the unrealized gain on investment securities, which was partially offset by an increase in retained earnings.

During 2012, the Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of Series A preferred stock from the UST.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,576, including $83,575 accrued and unpaid dividends on the Series A preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999 difference between the $12,530,000 face value of the Series A preferred stock retired and the $11,695,001 purchase price of the Series A preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining Series A preferred shares are redeemable at any time at par.  The Company expects to be able to repurchase the shares from future earnings; however, there are no immediate plans to repurchase these shares.

During 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company’s common stock that was issued to the UST.  The Company repurchased the Warrant for a total price of $425,000.

Annualized return on average equity for the six months ended June 30, 2013 was 6.80% compared to 5.58% for the year ended December 31, 2012.  Total cash dividends paid on common stock were $337,000 and $499,000 for the six months ended June 30, 2013 and 2012, respectively.  Cash dividends paid on common stock in the six months ended June 30, 2012 include a $0.05 per share special cash dividend, amounting to $277,000, paid in February 2012.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2013 and December 31, 2012 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 16.52% and 16.04% at June 30, 2013 and December 31, 2012, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 17.83% and 17.34% at June 30, 2013 and December 31, 2012, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.25% and 11.12% at June 30, 2013 and December 31, 2012, respectively.

The Bank’s Tier 1 risk-based capital ratio was 16.12% and 15.54% at June 30, 2013 and December 31, 2012, respectively.  The total risk-based capital ratio for the Bank was 17.43% and 16.84% at June 30, 2013 and December 31, 2012, respectively.   The Bank’s Tier 1 leverage capital ratio was 10.96% and 10.76% at June 30, 2013 and December 31, 2012, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2013.

On July 2, 2013, the Federal Reserve Board approved its final rule on the Basel III capital standards, which implement changes to the regulatory capital framework for banking organizations.  Capital levels at the Company and the Bank currently exceed the new capital requirements, which will be effective on January 1, 2015.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. The Plaintiff seeks to have the lawsuit certified as a class action.  The Bank believes that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit, including the request that the lawsuit be certified as a class action.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Total
Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

April 1 - 30, 2013	-		$-	-	-

May 1 - 31, 2013	1,000	(1)	11.84	-	-

June 1 - 30, 2013	-		-	-	-

Total	1,000		11.84	-

(1)  The Company purchased 1,000 shares on the open market in the three months ended June 30, 2013 for its deferred compensation plan.  All purchases were funded by participant contributions to the plan.

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
period ended June 30, 2013 formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 9, 2013	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2013	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)