Form 10-Q
period 2013-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2013-11-05
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,613,495 shares of common stock, outstanding at October 31, 2013.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2013 (Unaudited) and
	December 31, 2012	3

	Consolidated Statements of Earnings for the three and nine months ended
	September 30, 2013 and 2012 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine
	months ended September 30, 2013 and 2012 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2013 and 2012 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-24

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	25-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4T.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 5.	Other Information	43
Item 6.	Exhibits	43-46
Signatures		47
Certifications		48-50

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(Dollars in thousands)
	September 30,	December 31,
Assets	2013	2012
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$53,977	32,617
of $10,342 and $9,625
Interest-bearing deposits	26,973	16,226
Cash and cash equivalents	80,950	48,843

Investment securities available for sale	301,788	297,823
Other investments	5,215	5,599
Total securities	307,003	303,422

Mortgage loans held for sale	2,201	6,922

Loans	617,061	619,974
Less allowance for loan losses	(13,854)	(14,423)
Net loans	603,207	605,551

Premises and equipment, net	16,543	15,874
Cash surrender value of life insurance	13,597	13,273
Other real estate	2,751	6,254
Accrued interest receivable and other assets	16,489	13,377
Total assets	$1,042,741	1,013,516

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$188,860	161,582
NOW, MMDA & savings	384,429	371,719
Time, $100,000 or more	120,153	134,733
Other time	104,849	113,491
Total deposits	798,291	781,525

Securities sold under agreements to repurchase	48,174	34,578
FHLB borrowings	70,000	70,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,985	9,047
Total liabilities	947,069	915,769

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; issued and outstanding
12,524 shares in 2013 and 2012	12,524	12,524
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,613,495 shares in 2013 and 2012	48,133	48,133
Retained earnings	35,810	31,478
Accumulated other comprehensive (loss) income	(795)	5,612
Total shareholders' equity	95,672	97,747

Total liabilities and shareholders' equity	$1,042,741	1,013,516

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$7,592	8,170	22,671	24,822
Interest on due from banks	22	15	62	34
Interest on investment securities:
U.S. Government sponsored enterprises	307	519	970	2,327
States and political subdivisions	1,179	877	3,233	2,463
Other	88	74	264	206
Total interest income	9,188	9,655	27,200	29,852

Interest expense:
NOW, MMDA & savings deposits	160	274	578	913
Time deposits	396	737	1,285	2,632
FHLB borrowings	618	689	1,914	2,064
Junior subordinated debentures	100	110	299	332
Other	11	32	43	105
Total interest expense	1,285	1,842	4,119	6,046

Net interest income	7,903	7,813	23,081	23,806

Provision for loan losses	337	761	2,164	4,413

Net interest income after provision for loan losses	7,566	7,052	20,917	19,393

Non-interest income:
Service charges	1,189	1,222	3,333	3,601
Other service charges and fees	258	228	900	828
Gain on sale of securities	-	12	614	1,203
Mortgage banking income	301	296	1,000	793
Insurance and brokerage commissions	161	150	478	404
Loss on sale and write-down of
other real estate	(111)	(326)	(284)	(710)
Miscellaneous	1,313	1,304	3,806	3,739
Total non-interest income	3,111	2,886	9,847	9,858

Non-interest expense:
Salaries and employee benefits	4,183	4,187	12,614	11,960
Occupancy	1,357	1,291	3,988	3,891
Other	2,349	2,678	7,004	7,420
Total non-interest expense	7,889	8,156	23,606	23,271

Earnings before income taxes	2,788	1,782	7,158	5,980

Income tax expense	870	369	1,848	1,400

Net earnings	1,918	1,413	5,310	4,580

Dividends and accretion on preferred stock	156	157	470	853

Net earnings available to common shareholders	$1,762	1,256	4,840	3,727

Basic net earnings per common share	$0.31	0.23	0.86	0.67
Diluted net earnings per common share	$0.31	0.23	0.86	0.67
Cash dividends declared per common share	$0.03	0.02	0.09	0.11

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$1,918	1,413	5,310	4,580

Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities
available for sale	(2,084)	1,427	(9,881)	5,156
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	(12)	(614)	(1,203)

Total other comprehensive (loss) income,
before income taxes	(2,084)	1,415	(10,495)	3,953

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding (losses) gains on securities
available for sale	(812)	555	(3,849)	2,008
Reclassification adjustment for gains
on securities available for sale
included in net earnings	-	(4)	(239)	(470)

Total income tax (benefit) expense related to
other comprehensive (loss) income	(812)	551	(4,088)	1,538

Total other comprehensive (loss) income,
net of tax	(1,272)	864	(6,407)	2,415

Total comprehensive income (loss)	$646	2,277	(1,097)	6,995

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$5,310	4,580
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	6,099	6,651
Provision for loan losses	2,164	4,413
Gain on sale of investment securities	(614)	(1,203)
(Gain)/Loss on sale of other real estate	(86)	21
Write-down of other real estate	370	689
Restricted stock expense	104	17
Change in:
Mortgage loans held for sale	4,721	(838)
Cash surrender value of life insurance	(324)	(307)
Other assets	897	565
Other liabilities	938	826

Net cash provided by operating activities	19,579	15,414

Cash flows from investing activities:
Purchases of investment securities available for sale	(89,169)	(55,617)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	52,666	48,123
Proceeds from sales of investment securities available for sale	17,463	47,062
Purchases of FHLB stock	-	(493)
FHLB stock redemption	384	606
Net change in loans	(1,448)	35,910
Purchases of premises and equipment	(1,575)	(657)
Proceeds from sales of other real estate and repossessions	4,823	4,611

Net cash (used) provided by investing activities	(16,856)	79,545

Cash flows from financing activities:
Net change in deposits	16,766	(58,641)
Net change in securities sold under agreements to repurchase	13,596	3,536
Proceeds from FHLB borrowings	15,000	25,400
Repayments of FHLB borrowings	(15,000)	(25,400)
Warrant repurchase	-	(425)
Stock options exercised	-	410
Preferred stock repurchased	-	(11,695)
Cash dividends paid on preferred stock	(470)	(866)
Cash dividends paid on common stock	(508)	(610)

Net cash provided (used) by financing activities	29,384	(68,291)

Net change in cash and cash equivalents	32,107	26,668

Cash and cash equivalents at beginning of period	48,843	29,236

Cash and cash equivalents at end of period	$80,950	55,904

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,179	6,609
Income taxes	$1,937	1,190

Noncash investing and financing activities:
Change in unrealized (loss) gain on investment securities
available for sale, net	$(6,407)	2,414
Transfers of loans to other real estate and repossessions	$2,153	4,669
Financed portion of sales of other real estate	$525	330
Accretion of Series A preferred stock	$-	70
Discount on preferred stock	$-	835

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

Reclassification
Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

(2)	Investment Securities

Investment securities available for sale at September 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)
	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$127,153	1,017	697	127,473
U.S. Government
sponsored enterprises	22,557	186	9	22,734
State and political subdivisions	147,847	2,313	5,032	145,128
Corporate bonds	3,535	15	63	3,487
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	968	-	1,716
Total	$303,090	4,499	5,801	301,788

(Dollars in thousands)
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$146,755	1,875	606	148,024
U.S. Government
sponsored enterprises	18,714	203	80	18,837
State and political subdivisions	118,591	7,171	104	125,658
Corporate bonds	2,571	19	4	2,586
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	720	-	1,468
Total	$288,629	9,988	794	297,823

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2013 and December 31, 2012 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$45,774	596	10,173	101	55,947	697
U.S. Government
sponsored enterprises	1,078	9	-	-	1,078	9
State and political subdivisions	76,195	5,032	-	-	76,195	5,032
Corporate bonds	1,507	63	-	-	1,507	63
Total	$124,554	5,700	10,173	101	134,727	5,801

(Dollars in thousands)
	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$48,126	468	12,913	138	61,039	606
U.S. Government
sponsored enterprises	3,402	80	-	-	3,402	80
State and political subdivisions	9,490	104	-	-	9,490	104
Corporate bonds	1,035	4	-	-	1,035	4
Total	$62,053	656	12,913	138	74,966	794

At September 30, 2013, unrealized losses in the investment securities portfolio relating to debt securities totaled $5.8 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2013 tables above, 78 out of 180 securities issued by state and political subdivisions contained unrealized losses, 27 out of 95 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses, and two out of five securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations on each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2013
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$2,637	2,670
Due from one to five years	27,480	27,789
Due from five to ten years	118,720	116,014
Due after ten years	26,352	26,126
Mortgage-backed securities	127,153	127,473
Equity securities	748	1,716
Total	$303,090	301,788

Proceeds from sales of securities available for sale during the nine months ended September 30, 2013 were $17.5 million and resulted in gross gains of $738,000 and gross losses of $124,000.  Proceeds from sales of securities available for sale during the nine months ended September 30, 2012 were $47.0 million and resulted in gross gains of $1.3 million and gross losses of $103,000.

Securities with a fair value of approximately $82.7 million and $73.9 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at September 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)
	September 30, 2013	December 31, 2012
Real estate loans
Construction and land development	$67,870	73,176
Single-family residential	191,338	195,003
Single-family residential -
Banco de la Gente stated income	50,035	52,019
Commercial	205,911	200,633
Multifamily and farmland	11,541	8,951
Total real estate loans	526,695	529,782

Loans not secured by real estate
Commercial loans	64,957	64,295
Farm loans	22	11
Consumer loans	9,754	10,148
All other loans	15,633	15,738
Total loans	617,061	619,974

Less allowance for loan losses	13,854	14,423

Net loans	$603,207	605,551

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg, Union and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of September 30, 2013, construction and land development loans comprised approximately 11% of the Bank’s total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of September 30, 2013, single-family residential loans comprised approximately 39% of the Bank’s total loan portfolio, and include Banco de la Gente single-family residential stated income loans which were approximately 8% of the Bank’s total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of September 30, 2013, commercial real estate loans comprised approximately 33% of the Bank’s total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of September 30, 2013, commercial loans comprised approximately 11% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2013 and December 31, 2012:

September 30, 2013
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$229	5,752	5,981	61,889	67,870	-
Single-family residential	4,242	1,773	6,015	185,323	191,338	-
Single-family residential -
Banco de la Gente stated income	4,388	2,764	7,152	42,883	50,035	1,987
Commercial	2,437	153	2,590	203,321	205,911	-
Multifamily and farmland	137	185	322	11,219	11,541	185
Total real estate loans	11,433	10,627	22,060	504,635	526,695	2,172

Loans not secured by real estate
Commercial loans	902	62	964	63,993	64,957	-
Farm loans	-	-	-	22	22	-
Consumer loans	180	25	205	9,549	9,754	1
All other loans	-	-	-	15,633	15,633	-
Total loans	$12,515	10,714	23,229	593,832	617,061	2,173

December 31, 2012
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$1,280	6,858	8,138	65,038	73,176	-
Single-family residential	4,316	1,548	5,864	189,139	195,003	-
Single-family residential -
Banco de la Gente stated income	11,077	3,659	14,736	37,283	52,019	2,378
Commercial	1,720	1,170	2,890	197,743	200,633	-
Multifamily and farmland	7	-	7	8,944	8,951	-
Total real estate loans	18,400	13,235	31,635	498,147	529,782	2,378

Loans not secured by real estate
Commercial loans	888	66	954	63,341	64,295	23
Farm loans	-	-	-	11	11	-
Consumer loans	250	10	260	9,888	10,148	2
All other loans	-	-	-	15,738	15,738	-
Total loans	$19,538	13,311	32,849	587,125	619,974	2,403

The following table presents the Company’s non-accrual loans as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)
	September 30, 2013	December 31, 2012
Real estate loans
Construction and land development	$6,993	9,253
Single-family residential	3,284	2,491
Single-family residential -
Banco de la Gente stated income	1,748	2,232
Commercial	1,969	3,263
Total real estate loans	13,994	17,239

Loans not secured by real estate
Commercial loans	112	344
Consumer loans	38	47
Total	$14,144	17,630

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $27.1 million, $30.6 million and $38.7 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  Interest income recognized on accruing impaired loans was $916,000, $1.4 million and $1.5 million for the nine months ended September 30, 2013, the nine months ended September 30, 2012 and the year ended December 31, 2012, respectively.  Interest income recognized on accruing impaired loans was $337,000 and $543,000 for the three months ended September 30, 2013 and 2012, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present the Company’s impaired loans as of September 30, 2013 and December 31, 2012:

September 30, 2013
(Dollars in thousands)
						Average Outstanding Impaired Loans
Unpaid Contractual Principal Balance		Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Real estate loans
Construction and land development	$10,399	6,705	923	7,628	61	12,318	7,902	13,806	8,954
Single-family residential	8,705	1,228	6,828	8,056	161	7,320	7,965	7,868	8,404
Single-family residential -
Banco de la Gente stated income	21,651	-	20,775	20,775	1,259	21,038	20,780	20,752	20,904
Commercial	4,063	3,100	556	3,656	8	6,317	3,753	5,565	4,297
Multifamily and farmland	185	-	185	185	3	200	185	201	188
Total impaired real estate loans	45,003	11,033	29,267	40,300	1,492	47,193	40,585	48,192	42,747

Loans not secured by real estate
Commercial loans	643	-	628	628	11	1,186	701	1,187	816
Consumer loans	317	272	43	315	1	23	316	38	185
Total impaired loans	$45,963	11,305	29,938	41,243	1,504	48,402	41,602	49,417	43,748

December 31, 2012
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$17,738	11,795	680	12,475	61	12,810
Single-family residential	9,099	766	7,799	8,565	177	7,590
Single-family residential -
Banco de la Gente stated income	21,806	-	21,000	21,000	1,278	21,158
Commercial	5,830	4,569	467	5,036	6	5,433
Multifamily and farmland	193	-	193	193	1	200
Total impaired real estate loans	54,666	17,130	30,139	47,269	1,523	47,191

Loans not secured by real estate
Commercial loans	983	347	592	939	12	1,125
Consumer loans	68	-	66	66	1	41
Total impaired loans	$55,717	17,477	30,797	48,274	1,536	48,357

Changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 were as follows:

(Dollars in thousands)
Real Estate Loans
Construction and Land Development		Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$4,399	3,231	1,998	2,049	28	1,088	-	245	1,385	14,423
Charge-offs	(732)	(1,204)	(252)	(327)	-	(483)	-	(485)	-	(3,483)
Recoveries	374	75	101	50	-	39	-	111	-	750
Provision	99	864	67	240	8	140	-	379	367	2,164
Ending balance	$4,140	2,966	1,914	2,012	36	784	-	250	1,752	13,854

Three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$4,725	3,304	1,924	1,858	34	822	-	229	1,133	14,029
Charge-offs	(17)	(569)	(28)	(51)	-	(101)	-	(204)	-	(970)
Recoveries	348	31	31	-	-	14	-	34	-	458
Provision	(916)	200	(13)	205	2	49	-	191	619	337
Ending balance	$4,140	2,966	1,914	2,012	36	784	-	250	1,752	13,854

Allowance for loan losses September 30, 2013:
Ending balance: individually
evaluated for impairment	$1	60	1,233	-	-	-	-	-	-	1,294
Ending balance: collectively
evaluated for impairment	4,139	2,906	681	2,012	36	784	-	250	1,752	12,560
Ending balance	$4,140	2,966	1,914	2,012	36	784	-	250	1,752	13,854

Loans September 30, 2013:
Ending balance	$67,870	191,338	50,035	205,911	11,541	64,957	22	25,387	-	617,061

Ending balance: individually
evaluated for impairment	$6,790	3,079	19,803	3,100	-	-	-	272	-	33,044
Ending balance: collectively
evaluated for impairment	$61,080	188,259	30,232	202,811	11,541	64,957	22	25,115	-	584,017

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$7,182	3,253	2,104	1,731	13	1,029	-	255	1,037	16,604
Charge-offs	(3,045)	(666)	(483)	(547)	-	(498)	-	(403)	-	(5,642)
Recoveries	522	71	-	374	-	95	-	115	-	1,177
Provision	1,733	367	450	(21)	-	(18)	-	222	1,679	4,412
Ending balance	$6,392	3,025	2,071	1,537	13	608	-	189	2,716	16,551

Three months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$7,645	2,902	2,224	1,516	13	629	-	191	1,520	16,640
Charge-offs	(663)	(176)	(112)	(24)	-	(156)	-	(135)	-	(1,266)
Recoveries	304	2	-	-	-	84	-	26	-	416
Provision	(894)	297	(41)	45	-	51	-	107	1,196	761
Ending balance	$6,392	3,025	2,071	1,537	13	608	-	189	2,716	16,551

Allowance for loan losses September 30, 2012:
Ending balance: individually
evaluated for impairment	$1,527	376	1,261	114	-	-	-	-	-	3,278
Ending balance: collectively
evaluated for impairment	4,865	2,649	810	1,423	13	608	-	189	2,716	13,273
Ending balance	$6,392	3,025	2,071	1,537	13	608	-	189	2,716	16,551

Loans September 30, 2012:
Ending balance	$80,733	197,043	52,124	203,603	4,964	60,358	12	26,945	-	625,782

Ending balance: individually
evaluated for impairment	$19,734	3,716	20,054	6,798	-	346	-	-	-	50,648
Ending balance: collectively
evaluated for impairment	$60,999	193,327	32,070	196,805	4,964	60,012	12	26,945	-	575,134

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2013 and December 31, 2012:

September 30, 2013
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$8	18,693	-	-	-	361	-	1,171	-	20,233
2- High Quality	5,868	57,682	-	37,940	286	6,755	-	3,725	2,147	114,403
3- Good Quality	26,814	69,013	23,193	119,080	8,019	44,285	22	4,041	11,125	305,592
4- Management Attention	14,666	32,766	9,528	39,925	506	12,408	-	431	2,361	112,591
5- Watch	9,629	7,652	7,384	4,564	2,545	401	-	32	-	32,207
6- Substandard	10,885	5,532	9,930	4,402	185	747	-	351	-	32,032
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	3	-	3
Total	$67,870	191,338	50,035	205,911	11,541	64,957	22	9,754	15,633	617,061

December 31, 2012
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$11	24,662	-	-	-	672	-	1,239	-	26,584
2- High Quality	4,947	56,829	-	27,511	32	9,260	-	4,122	2,317	105,018
3- Good Quality	24,952	62,018	24,724	114,001	4,975	40,814	11	4,186	13,416	289,097
4- Management Attention	18,891	35,727	11,366	47,603	3,039	11,844	-	392	5	128,867
5- Watch	9,580	9,504	3,597	6,911	712	976	-	134	-	31,414
6- Substandard	14,795	6,263	12,332	4,607	193	729	-	70	-	38,989
7- Low Substandard	-	-	-	-	-	-	-	-	-	-
8- Doubtful	-	-	-	-	-	-	-	-	-	-
9- Loss	-	-	-	-	-	-	-	5	-	5
Total	$73,176	195,003	52,019	200,633	8,951	64,295	11	10,148	15,738	619,974

At September 30, 2013, TDR loans amounted to $17.1 million, including $251,000 in performing TDR loans.  Performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  At December 31, 2012, TDR loans were $23.9 million, including $2.0 million in performing TDR loans.   The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

The following table presents an analysis of TDR loans by loan type as of September 30, 2013:

September 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	14	$10,098	6,750
Single-family residential	22	1,367	1,978
Single-family residential -
Banco de la Gente stated income	68	7,630	6,263
Commercial	6	2,236	1,816
Multifamily and farmland	1	322	185
Total real estate TDR loans	111	21,653	16,992

Loans not secured by real estate
Commercial loans	8	242	120
Consumer loans	1	2	-
Total TDR loans	120	$21,897	17,112

The Bank did not enter into any new TDR loan modifications during the three months ended September 30, 2013.  The following table presents an analysis of loan modifications during the nine months ended September 30, 2013:

Nine months ended September 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	2	$841	825
Single-family residential -
Banco de la Gente stated income	4	$471	466
Total real estate TDR loans	6	1,312	1,291

Total TDR loans	6	$1,312	1,291

The following tables present an analysis of loan modifications during the three and nine months ended September 30, 2012:

Three months ended September 30, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	2	$177	176
Single-family residential -
Banco de la Gente stated income	3	$276	275
Total real estate TDR loans	5	453	451

Total TDR loans	5	$453	451

Nine months ended September 30, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	3	$302	301
Single-family residential -
Banco de la Gente stated income	18	$1,862	1,847
Total real estate TDR loans	21	2,164	2,148

Loans not secured by real estate
Commercial loans	1	14	14
Total TDR loans	22	$2,178	2,162

The following table presents an analysis of TDR loans by loan type as of December 31, 2012:

December 31, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	11	$10,465	6,633
Single-family residential	33	3,014	4,084
Single-family residential -
Banco de la Gente stated income	122	13,459	12,170
Commercial	4	1,457	682
Multifamily and farmland	-	-	-
Total real estate TDR loans	170	28,395	23,569

Loans not secured by real estate
Commercial loans	9	511	368
Consumer loans	1	2	-
Total TDR loans	180	$28,908	23,937

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and nine months ended September 30, 2013 and 2012 is as follows:

For the three months ended September 30, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,762	5,613,495	$0.31
Effect of dilutive securities:
Stock options	-	15,180
Diluted earnings per common share	$1,762	5,628,675	$0.31

For the nine months ended September 30, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$4,840	5,613,495	$0.86
Effect of dilutive securities:
Stock options	-	8,554
Diluted earnings per common share	$4,840	5,622,049	$0.86

For the three months ended September 30, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,256	5,559,016	$0.23
Effect of dilutive securities:
Stock options	-	2,570
Diluted earnings per common share	$1,256	5,561,586	$0.23

For the nine months ended September 30, 2012
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$3,727	5,549,148	$0.67
Effect of dilutive securities:
Stock options	-	2,168
Diluted earnings per common share	$3,727	5,551,316	$0.67

(5)	Stock-Based Compensation

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

In addition, under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a grant date fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (three years from the grant date for the grants of restricted stock units to date under the 1999 Plan).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of September 30, 2013, there was no unrecognized compensation cost related to the 2007 and 2008 restricted stock unit grants.

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

The Company granted 29,514 restricted stock units under the 2009 Plan  at a grant date fair value of $7.90 per share during the first quarter of 2012.  5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the 2009 Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants and four years from the grant date for the 2013 grants).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of September 30, 2013, the total unrecognized compensation cost related to the restricted stock unit grants under the 2009 Plan was $550,000.

The Company recognized compensation expense for restricted stock unit awards of $104,000 and $31,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)
	September 30, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$127,473	-	127,473	-
U.S. Government
sponsored enterprises	$22,734	-	22,734	-
State and political subdivisions	$145,128	-	145,128	-
Corporate bonds	$3,487	-	3,487	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,716	1,716	-	-

(Dollars in thousands)
	December 31, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$148,024	-	148,024	-
U.S. Government
sponsored enterprises	$18,837	-	18,837	-
State and political subdivisions	$125,658	-	125,658	-
Corporate bonds	$2,586	-	2,586	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,468	1,468	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2013.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at September 30, 2013 and December 31, 2012 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2013
Impaired loans	$39,739	-	-	39,739	(2,521)
Other real estate	$2,751	-	-	2,751	(284)

(Dollars in thousands)
	Fair Value Measurements December 31, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2012
Impaired loans	$46,738	-	-	46,738	(6,875)
Other real estate	$6,254	-	-	6,254	(1,136)

The carrying amount and estimated fair value of financial instruments at September 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$80,950	80,950	-	-	80,950
Investment securities available for sale	301,788	1,716	298,822	1,250	301,788
Other investments	5,215	-	-	5,215	5,215
Mortgage loans held for sale	2,201	-	-	2,201	2,201
Loans, net	603,207	-	-	594,017	594,017
Cash surrender value of life insurance	13,597	-	13,597	-	13,597

Liabilities:
Deposits	$798,291	-	797,400	-	797,400
Securities sold under agreements
to repurchase	48,174	-	48,174	-	48,174
FHLB borrowings	70,000	-	71,197	-	71,197
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$48,843	48,843	-	-	48,843
Investment securities available for sale	297,823	1,468	295,105	1,250	297,823
Other investments	5,599	-	-	5,599	5,599
Mortgage loans held for sale	6,922	-	-	6,922	6,922
Loans, net	605,551	-	-	599,996	599,996
Cash surrender value of life insurance	13,273	-	13,273	-	13,273

Liabilities:
Deposits	$781,525	-	780,662	-	780,662
Securities sold under agreements
to repurchase	34,578	-	34,578	-	34,578
FHLB borrowings	70,000	-	76,375	-	76,375
Junior subordinated debentures	20,619	-	20,619	-	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2013 or December 31, 2012.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of September 30, 2013 or December 31, 2012.

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

Economic conditions in 2013, while demonstrating some sign of improvement, continue to have a negative impact on our financial condition and results of operations.  Unfavorable economic indicators, such as high unemployment, depressed real estate prices and higher than normal levels of loan defaults, demonstrate the difficult business conditions that are affecting the general economy and therefore our operating results.  The unemployment rates in our primary market area continue to be higher than state and national averages.

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

During the third quarter of 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company’s common stock.  The Company repurchased the Warrant for a total price of $425,000.  The exercise price of the Warrant was $10.52 per common share and was exercisable at anytime on or before December 18, 2018.  The Company is no longer accreting the discount associated with the Warrant, as the discount remaining at the time of repurchase was included in the cost of the Warrant.  As of September 30, 2013, the Company had accreted a total of $478,000 of the discount related to the Series A preferred stock.

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

Many of the Company’s assets and liabilities are recorded using various techniques that require significant judgment as to recoverability.  The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses.  The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility.  In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements.  Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques.  The Company’s internal models generally involve present value of cash flow techniques.  The various techniques are discussed in greater detail elsewhere in this management’s discussion and analysis and the Notes to the Consolidated Financial Statements.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of September 30, 2013.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)
	September 30, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$127,473	-	127,473	-
U.S. Government
sponsored enterprises	$22,734	-	22,734	-
State and political subdivisions	$145,128	-	145,128	-
Corporate bonds	$3,487	-	3,487	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,716	1,716	-	-

(Dollars in thousands)
	December 31, 2012
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$148,024	-	148,024	-
U.S. Government
sponsored enterprises	$18,837	-	18,837	-
State and political subdivisions	$125,658	-	125,658	-
Corporate bonds	$2,586	-	2,586	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,468	1,468	-	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2013:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Bank’s September 30, 2013 and December 31, 2012 fair value measurements for impaired loans and other real estate on a non-recurring basis are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2013
Impaired loans	$39,739	-	-	39,739	(2,521)
Other real estate	$2,751	-	-	2,751	(284)

(Dollars in thousands)
	Fair Value Measurements December 31, 2012	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2012
Impaired loans	$46,738	-	-	46,738	(6,875)
Other real estate	$6,254	-	-	6,254	(1,136)

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s TDR loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $27.1 million, $30.6 million and $38.7 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  Interest income recognized on accruing impaired loans was $916,000, $1.4 million and $1.5 million for the nine months ended September 30, 2013, the nine months ended September 30, 2012 and the year ended December 31, 2012, respectively.  Interest income recognized on accruing impaired loans was $337,000 and $543,000 for the three months ended September 30, 2013 and 2012, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

Results of Operations
Summary.  Net earnings for the third quarter of 2013 were $1.9 million or $0.34 basic and diluted net earnings per share for the three months ended September 30, 2013, before adjustment for preferred stock dividends and accretion, as compared to $1.4 million or $0.25 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders were $1.8 million or $0.31 basic and diluted net earnings per common share for the three months ended September 30, 2013, as compared to $1.3 million or $0.23 basic and diluted net earnings per common share, for the same period one year ago.  The increase in third quarter earnings is attributable to a decrease in the provision for loan losses, a decrease in non-interest expense, an increase in non-interest income and an increase in net interest income.

The annualized return on average assets was 0.74% for the three months ended September 30, 2013 compared to 0.55% for the same period one year ago, and annualized return on average shareholders’ equity was 8.02% for the three months ended September 30, 2013 compared to 5.80% for the same period one year ago.

Year-to-date net earnings as of September 30, 2013 were $5.3 million, or $0.95 basic net earnings per share and $0.94 diluted net earnings per share, before adjustment for preferred stock dividends and accretion, as compared to $4.6 million, or $0.83 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the nine months ended September 30, 2013 were $4.8 million, or $0.86 basic and diluted net earnings per common share, as compared to $3.7 million, or $0.67 basic and diluted net earnings per common share, for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to a decrease in the provision for loan losses, which was partially offset by an aggregate decrease in net interest income and an aggregate increase in non-interest expense, as discussed below.

The annualized return on average assets was 0.70% for the nine months ended September 30, 2013 compared to 0.59% for the same period one year ago, and annualized return on average shareholders’ equity was 7.11% for the nine months ended September 30, 2013 compared to 5.86% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $7.9 million for the three months ended September 30, 2013 compared to $7.8 million for the same period one year ago.  This increase was primarily due to a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest-bearing liabilities, which were partially offset by a decrease in interest income resulting from a decrease in loans and a decrease in the yield on earning assets.

Interest income decreased $467,000 or 5% for the three months ended September 30, 2013 compared to the same period one year ago.  The decrease was due to a reduction in average loans and a decrease in the yield on earning assets.  The average yield on earning assets for the quarters ended September 30, 2013 and 2012 was 4.08% and 4.22%, respectively.  During the quarter ended September 30, 2013, average loans decreased $26.7 million to $612.7 million from $639.4 million for the three months ended September 30, 2012.

Interest expense decreased $557,000 or 30% for the three months ended September 30, 2013 compared with the same period one year ago due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.17% for the three months ended September 30, 2013 as compared to 0.31% for the same period one year ago.  The average rate paid on certificates of deposits was 0.69% for the three months ended September 30, 2013 compared to 1.09% for the same period one year ago.  During the quarter ended September 30, 2013, average certificates of deposit decreased $42.1 million to $227.3 million from $269.4 million for the three months ended September 30, 2012.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2013 and 2012. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt, an effective tax rate of 31.65% for federal tax exempt securities and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$612,716	7,592	4.92%	639,402	8,170	5.08%
Investments - taxable	134,447	296	0.87%	175,697	575	1.30%
Investments - nontaxable*	168,324	1,863	4.39%	109,459	1,320	4.80%
Other	35,641	22	0.24%	25,978	15	0.23%

Total interest-earning assets	951,128	9,773	4.08%	950,536	10,080	4.22%

Cash and due from banks	43,281			25,485
Other assets	47,582			55,224
Allowance for loan losses	(13,868)			(16,911)

Total assets	$1,028,123			1,014,334

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$380,564	160	0.17%	348,680	274	0.31%
Time deposits	227,276	396	0.69%	269,369	737	1.09%
FHLB borrowings	70,000	618	3.50%	70,000	689	3.92%
Trust preferred securities	20,619	100	1.93%	20,619	110	2.12%
Other	46,270	11	0.09%	49,320	32	0.26%

Total interest-bearing liabilities	744,729	1,285	0.68%	757,988	1,842	0.97%

Demand deposits	184,151			154,434
Other liabilities	5,234			5,427
Shareholders' equity	94,902			96,940

Total liabilities and shareholder's equity	$1,029,016			1,014,789

Net interest spread		$8,488	3.40%		8,238	3.25%

Net yield on interest-earning assets			3.54%			3.45%

Taxable equivalent adjustment
Investment securities		$585			425

Net interest income		$7,903			7,813

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $19.9 million in 2013 and $2.7 million in 2012. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

Year-to-date net interest income as of September 30, 2013 decreased 3.0% to $23.1 million compared to $23.8 million for the same period one year ago.   This decrease is primarily attributable to a decrease in interest income resulting from decreases in the year-to-date average balances outstanding on loans and a decrease in the yield on earning assets, which were partially offset by a decrease in interest expense due to a reduction in the cost of funds and a reduction in interest-bearing liabilities.

Interest income decreased $2.7 million or 9% for the nine months ended September 30, 2013 compared with the same period in 2012.  This decrease is primarily attributable to a decrease in interest income resulting from decreases in the year-to-date average balances outstanding on loans and a decrease in the yield on earning assets.  The average yield on earning assets for the nine months ended September 30, 2013 and 2012 was 4.07% and 4.26%, respectively.  During the nine months ended September 30, 2013, average loans decreased $41.4 million to $613.7 million from $655.1 million for the nine months ended September 30, 2012.

Interest expense decreased $1.9 million or 32% for the nine months ended September 30, 2013 compared with the same period in 2012 primarily due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.21% for the nine months ended September 30, 2013 as compared to 0.35% for the same period one year ago.  The average rate paid on certificates of deposits was 0.73% for the nine months ended September 30, 2013 compared to 1.21% for the same period one year ago.  Average certificates of deposit decreased $57.7 million to $234.1 million for the nine months ended September 30, 2013 from $291.8 million for the nine months ended September 30, 2012.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2013 and 2012. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 38.55% for securities that are both federal and state tax exempt, an effective tax rate of 31.65% for federal tax exempt securities and an effective tax rate of 6.90% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$613,727	22,671	4.94%	655,051	24,822	5.06%
Investments - taxable	143,062	902	0.84%	196,007	2,430	1.66%
Investments - nontaxable*	154,409	5,167	4.47%	102,572	3,770	4.91%
Other	35,803	62	0.23%	20,067	34	0.23%

Total interest-earning assets	947,001	28,802	4.07%	973,697	31,056	4.26%

Cash and due from banks	32,410			24,505
Other assets	52,768			55,510
Allowance for loan losses	(14,284)			(17,026)

Total assets	$1,017,895			1,036,686

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$374,556	578	0.21%	349,378	913	0.35%
Time deposits	234,131	1,285	0.73%	291,784	2,632	1.2%1
FHLB borrowings	70,000	1,914	3.66%	70,467	2,064	3.91%
Trust preferred securities	20,619	299	1.94%	20,619	332	2.15%
Other	41,696	43	0.14%	46,924	105	0.30%

Total interest-bearing liabilities	741,002	4,119	0.74%	779,172	6,046	1.04%

Demand deposits	174,716			150,501
Other liabilities	4,822			4,681
Shareholders' equity	99,906			104,355

Total liabilities and shareholder's equity	$1,020,446			1,038,709

Net interest spread		$24,683	3.33%		25,010	3.22%

Net yield on interest-earning assets			3.48%			3.43%

Taxable equivalent adjustment
Investment securities		$1,602			1,204

Net interest income		$23,081			23,806

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $19.5 million in 2013 and $4.0 million in 2012. An effective tax rate of 6.90% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended September 30, 2013 compared to three months ended September 30, 2012			Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(336)	(242)	(578)	(1,546)	(605)	(2,151)
Investments - taxable	(113)	(166)	(279)	(495)	(1,033)	(1,528)
Investments - nontaxable	680	(136)	544	1,820	(423)	1,397
Other	6	-	6	27	1	28
Total interest income	237	(544)	(307)	(194)	(2,060)	(2,254)

Interest expense:
NOW, MMDA & savings deposits	19	(133)	(114)	52	(387)	(335)
Time deposits	(94)	(247)	(341)	(418)	(929)	(1,347)
FHLB borrowings	-	(71)	(71)	(13)	(137)	(150)
Trust preferred securities	-	(10)	(10)	-	(33)	(33)
Other	(1)	(20)	(21)	(9)	(53)	(62)
Total interest expense	(76)	(481)	(557)	(388)	(1,539)	(1,927)
Net interest income	$313	(63)	250	194	(521)	(327)

Provision for Loan Losses. For the three months ended September 30, 2013, a contribution of $337,000 was made to the provision for loan losses compared to a $761,000 contribution to the provision for loan losses for the three months ended September 30, 2012.  The decrease in the provision for loan losses is primarily attributable to a $4.7 million reduction in non-accrual loans from September 30, 2012 to September 30, 2013 and a reduction in net charge-offs of $338,000 during the three months ended September 30, 2013, as compared to the same period one year ago.

The provision for loan losses for the nine months ended September 30, 2013 was $2.2 million as compared to $4.4 million for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $1.7 million decrease in net charge-offs during the nine months ended September 30, 2013 compared to the same period one year ago and a $4.7 million reduction in non-accrual loans from September 30, 2012 to September 30, 2013.

Non-Interest Income.  Total non-interest income was $3.1 million for the three months ended September 30, 2013, compared to $2.9 million for the same period one year ago.  This increase is primarily attributable to a $215,000 reduction in losses and write-downs on other real estate owned properties for the three months ended September 30, 2013, as compared to the same period one year ago.

Non-interest income was $9.9 million for the nine months ended September 30, 2013 and 2012.  Decreases in services charges and fees, mortgage banking income and gain on sale of securities, were offset by a $426,000 reduction in losses and write-downs on other real estate owned properties for the nine months ended September 30, 2013, as compared to the same period one year ago.

Non-Interest Expense.  Total non-interest expense was $7.9 million for the three months ended September 30, 2013, as compared to $8.2 million for the same period one year ago.  This decrease is primarily attributable to a $329,000 decrease in non-interest expenses other than salary, employee benefits and occupancy expenses for the three months ended September 30, 2013, as compared to the same period one year ago.  The decrease in non-interest expenses other than salary, employee benefits and occupancy expenses is primarily due to a $121,000 decrease in foreclosure related expenses in the third quarter of 2013 compared to the third quarter of 2012 and $62,000 in expenses incurred in the third quarter of 2012 as a result of the Company’s purchase of 12,530 shares of the Company’s 25,054 outstanding shares of preferred stock from the UST.

Non-interest expense was $23.6 million for the nine months ended September 30, 2013, as compared to $23.3 million for the same period one year ago.  This increase is primarily due to a $654,000 increase in salaries and employee benefits expense, which was primarily due to salary increases, an increase in the number of full-time equivalent employees and an increase in sales incentive expense during the nine months ended September 30, 2013, as compared to the same period one year ago.

Income Taxes.  The Company reported income tax expense of $870,000 and $369,000 for the three months ended September 30, 2013 and 2012, respectively.  This represented an effective tax rate of 31% and 21% for the respective periods.  The third quarter 2013 effective tax rate reflects $200,000 in third quarter income tax expense due to a deferred tax asset adjustment associated with North Carolina income tax rate reductions in 2014 and 2015 approved by the state legislature in July 2013.

The Company reported income taxes of $1.8 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively.  This represented an effective tax rate of 26% and 23% for the respective periods.   The 2013 and 2012 effective tax rates are lower than historical levels due to increases in tax exempt investment income, which have a greater impact on the effective tax rate on the reduced level of earnings before income taxes experienced in 2013 and 2012.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $301.8 million at September 30, 2013 compared to $297.8 million at December 31, 2012.  Average investment securities available for sale for the nine months ended September 30, 2013 were $291.5 million compared to $289.0 million for the year ended December 31, 2012.

Loans.  At September 30, 2013, loans were $617.1 million compared to $620.0 million at December 31, 2012, a decrease of $2.9 million.  This decrease reflects a decline in loan originations combined with continuing payments on existing loans. Loans originated or renewed during the nine months ended September 30, 2013, amounting to approximately $97.9 million, were offset by paydowns and payoffs of existing loans.  Included in the loans originated during the nine months ended September 30, 2013 were $10.0 million in participation loans.  These included a $6.0 million participation in a church loan with another North Carolina bank, which was originated during the third quarter of 2013 and $4.0 million in a multinational commercial loan, which was originated during the second quarter of 2013.   While it is management’s intention to grow loans in its local market, the Bank is open to opportunities to lend in other markets.  The Bank underwrites all participation loans to the same standards as loans in its own market.  Average loans represented 65% and 67% of average earning assets for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  The Company had $2.2 million and $6.9 million in mortgage loans held for sale as of September 30, 2013 and December 31, 2012, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2013, the Company had $104.1 million in residential mortgage loans, $84.5 million in home equity loans and $270.5 million in commercial mortgage loans, which include $217.4 million secured by commercial property and $53.1 million secured by residential property.   Residential mortgage loans include $53.7 million made to customers in the Company’s traditional banking offices and $50.4 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2013, the Company had $67.9 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	64	$14,269	$844
Land acquisition and development - residential purposes	290	43,061	6,149
1 to 4 family residential construction	30	4,428	-
Commercial construction	6	6,112	-
Total construction and land development	390	$67,870	$6,993

At September 30, 2013, TDR loans amounted to $17.1 million, including $251,000 in performing TDR loans.  Performing TDR balances reflect current year TDR loans only, in accordance with GAAP.  At December 31, 2012, TDR loans were $23.9 million, including $2.0 million in performing TDR loans.  The terms of these loans have been renegotiated to provide a reduction in principal or interest as a result of the deteriorating financial position of the borrower.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2013 as compared to the year ended December 31, 2012.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

The allowance for loan losses at September 30, 2013 was $13.9 million or 2.25% of total loans compared to $14.4 million or 2.33% of total loans at December 31, 2012.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2013 and December 31, 2012.

	Percentage of Loans
	By Risk Grade
Risk Grade	09/30/2013	12/31/2012
Risk Grade 1 (Excellent Quality)	2.73%	2.93%
Risk Grade 2 (High Quality)	18.54%	16.94%
Risk Grade 3 (Good Quality)	49.89%	47.74%
Risk Grade 4 (Management Attention)	18.17%	20.70%
Risk Grade 5 (Watch)	5.22%	5.07%
Risk Grade 6 (Substandard)	5.16%	6.26%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2013, including non-accrual loans, there were seven relationships exceeding $1.0 million in the Watch risk grade (which totaled $12.6 million) and four relationships exceeding $1.0 million in the Substandard risk grade (which totaled $10.3 million).  There was one relationship with loans in both the Watch and Substandard risk grades, which totaled $1.2 million for loans in both risk grades combined.

Non-performing Assets.  Non-performing assets totaled $19.1 million at September 30, 2013, or 1.83% of total assets, compared to $26.3 million at December 31, 2012, or 2.60% of total assets.  Non-accrual loans were $14.1 million at September 30, 2013 and $17.6 million at December 31, 2012.  As a percentage of total loans outstanding, non-accrual loans were 2.29% at September 30, 2013 compared to 2.84% at December 31, 2012.  Non-performing loans include $7.0 million in construction and land development loans, $9.2 million in commercial and residential mortgage loans and $153,000 in other loans at September 30, 2013 as compared to $9.2 million in construction and land development loans, $10.4 million in commercial and residential mortgage loans and $416,000 in other loans as of December 31, 2012.  The Bank had loans 90 days past due and still accruing totaling $2.2 million and $2.4 million as of September 30, 2013 and December 31, 2012, respectively.  Other real estate totaled $2.8 million as of September 30, 2013 as compared to $6.3 million at December 31, 2012. Repossessed assets were $0 and $5,000 as of September 30, 2013 and December 31, 2012, respectively.

           Deposits.  Total deposits at September 30, 2013 were $798.3 million compared to $781.5 million at December 31, 2012. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposits of denominations less than $100,000, were $678.0 million at September 30, 2013 as compared to $646.4 million at December 31, 2012.  Certificates of deposit in amounts of $100,000 or more totaled $120.2 million at September 30, 2013 as compared to $134.7 million at December 31, 2012.  This decrease is attributable to a $5.9 million decrease in brokered certificates of deposit combined with a decrease in retail certificates of deposit as intended as part of the Bank’s pricing strategy to allow maturing high cost certificates of deposit to roll-off.  At September 30, 2013, brokered deposits were $15.5 million as compared to $21.4 million at December 31, 2012. Brokered deposits outstanding as of September 30, 2013 had a weighted average rate of 0.18% with a weighted average original term of ten months as compared to brokered deposits outstanding at December 31, 2012, which had a weighted average rate of 0.29% with a weighted average original term of ten months.

Borrowed Funds. Borrowings from the FHLB totaled $70.0 million at September 30, 2013 and December 31, 2012, respectively.  The average balance of FHLB borrowings for the nine months ended September 30, 2013 was $70.0 million compared to $70.4 million for the year ended December 31, 2012.  At September 30, 2013, all of the Bank’s FHLB borrowings had maturities exceeding one year.

Securities sold under agreements to repurchase were $48.2 million at September 30, 2013 compared to $34.6 million at December 31, 2012.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the nine months ended September 30, 2013 totaled $947.0 million, exceeding average rate sensitive liabilities of $741.0 million by $206.0 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2013.

Included in the rate sensitive assets are $294.8 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  We utilize interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2013, we had $210.5 million in loans with interest rate floors.  The floors were in effect on $208.4 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.07% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2013, such unfunded commitments to extend credit were $142.7 million, while commitments in the form of standby letters of credit totaled $4.2 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2013, the Company’s core deposits totaled $678.0 million, or 85% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  Our policies include the ability to access wholesale funding up to 40% of total assets.  Our wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 8.29% as of September 30, 2013.

At September 30, 2013, we had a significant amount of deposits in amounts greater than $100,000.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $70.0 million at September 30, 2013 and December 31, 2012.  At September 30, 2013, the carrying value of loans pledged as collateral to the FHLB totaled $135.6 million compared to $138.7 million at December 31, 2012.  As additional collateral, the Bank has pledged securities to the FHLB.  At September 30, 2013, the market value of securities pledged to the FHLB totaled $19.4 million compared to $17.8 million at December 31, 2012.  The remaining availability under the line of credit with the FHLB was $20.4 million at September 30, 2013 compared to $20.4 million at December 31, 2012.  The Bank had no borrowings from the FRB at September 30, 2013 or December 31, 2012.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At September 30, 2013, the carrying value of loans pledged as collateral to the FRB totaled $311.4 million compared to $313.7 million at December 31, 2012.

The Bank also had the ability to borrow up to $62.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of September 30, 2013.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 37.63% at September 30, 2013 and 35.14% at December 31, 2012.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2013 and December 31, 2012 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2013	December 31, 2012
Contractual Cash Obligations
Long-term borrowings	$70,000	70,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	3,886	4,117
Total	$94,505	94,736
Other Commitments
Commitments to extend credit	$138,460	133,919
Standby letters of credit and financial guarantees written	4,202	3,297
Total	$142,662	137,216

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

Capital Resources.  Shareholders’ equity at September 30, 2013 was $95.7 million compared to $97.7 million at December 31, 2012.  This decrease was due to a reduction in accumulated other comprehensive income resulting from a decrease in the unrealized gain on investment securities, which was partially offset by an increase in retained earnings.

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

Annualized return on average equity for the nine months ended September 30, 2013 was 7.11% compared to 5.58% for the year ended December 31, 2012.  Total cash dividends paid on common stock were $505,000 and $610,000 for the nine months ended September 30, 2013 and 2012, respectively.  Cash dividends paid on common stock in the nine months ended September 30, 2012 include a $0.05 per share special cash dividend, amounting to $277,000, paid in February 2012.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2013 and December 31, 2012 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 16.41% and 16.04% at September 30, 2013 and December 31, 2012, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 17.73% and 17.34% at September 30, 2013 and December 31, 2012, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.33% and 11.12% at September 30, 2013 and December 31, 2012, respectively.

The Bank’s Tier 1 risk-based capital ratio was 15.97% and 15.54% at September 30, 2013 and December 31, 2012, respectively.  The total risk-based capital ratio for the Bank was 17.28% and 16.84% at September 30, 2013 and December 31, 2012, respectively.   The Bank’s Tier 1 leverage capital ratio was 11.00% and 10.76% at September 30, 2013 and December 31, 2012, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2013.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. The Plaintiff seeks to have the lawsuit certified as a class action.  The Bank believes that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit, including the request that the lawsuit be certified as a class action.  On June 6, 2013, the Bank filed a motion for judgment on the pleadings, which was heard in the North Carolina Business Court on October 1, 2013.  The Court has not ruled on that motion as of November 4, 2013.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Total
Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

July 1 - 31, 2013	631		$13.71	-	-

August 1 - 31, 2013	583		13.51	-	-

September 1 - 30, 2013	-		-	-	-

Total	1,214	(1)	$13.62	-

(1) The Company purchased 1,214 shares on the open market in the three months ended September 30, 2013 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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
period ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 5, 2013	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2013	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)