Form 10-K
period 2013-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2014-03-21
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large Accelerate Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $55,780,675 based on the closing price of such common stock on June 30, 2013, which was $12.90 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,613,495 shares of common stock, outstanding at February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2013 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2014 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 1, 2014 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

		Notice of 2014
		Annual Meeting,
	2013 Form	Proxy Statement
	10-K	and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 11	N/A
Item 1A - Risk Factors	11 - 18	N/A
Item 1B - Unresolved Staff Comments	18	N/A
Item 2 - Properties	19	N/A
Item 3 - Legal Proceedings	19	N/A
Item 4 - Mine Safety Disclosures	20	N/A

PART II
Item 5 - Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	20 - 22	N/A
Item 6 - Selected Financial Data	22	A-3
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	22	A-4 - A-26
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	23	A-25 - A-26
Item 8 - Financial Statements and Supplementary Data	23	A-27 - A-64
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	23	N/A
Item 9A - Controls and Procedures	23	N/A
Item 9B - Other Information	24	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	24	A-65
Item 11 - Executive Compensation	24	20 - 27
Item 12 - Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	24 - 25	7 - 9
Item 13 - Certain Relationships and Related Transactions
and Director Independence	25	27 - 28
Item 14 - Principal Accountant Fees and Services	25	28 - 29

PART IV
Item 15 - Exhibits and Financial Statement Schedules	26 - 29	N/A

Signatures	30	N/A

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 22 banking offices, as of December 31, 2013, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank closed its Gateway office, which served as a satellite location of the Mooresville office, on February 14, 2014. The Bank also operates a loan production office in Denver, North Carolina.  At December 31, 2013, the Company had total assets of $1.0 billion, net loans of $607.5 million, deposits of $799.4 million, total securities of $302.9 million, and shareholders’ equity of $83.7 million.

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

At December 31, 2013, the Company employed 257 full-time employees and 34 part-time employees, which equated to 279 full-time equivalent employees.

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

Employment in the Bank’s primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities.  Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, Catawba Valley Medical Center, Merchant Distributors, Inc (wholesale food distributor), Catawba County, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Cable Systems (manufacturer of fiber optic cable and accessories), Ethan Allen (furniture manufacturer), HSM (manufacturing) and Advance Pierre Foods (restaurants and bakeries).

Competition

The Bank has operated in the Catawba Valley region for over 100 years and is the only financial institution headquartered in Newton.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2013 comparative data, the Bank had 23.38% of the deposits in Catawba County, placing it second in deposit size among a total of 12 banks with branch offices in Catawba County; 9.45% of the deposits in Lincoln County, placing it sixth in deposit size among a total of 10 banks with branch offices in Lincoln County; and 13.14% of the deposits in Alexander County, placing it fifth in deposit size among a total of seven banks with branch offices in Alexander County.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank and Company.

Capital Adequacy Guidelines for Holding Companies.  The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more.  Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%.  At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items.  The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.  In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.  The Company exceeded all applicable capital adequacy guidelines as of December 31, 2013.  At December 31, 2013, the Company’s Tier I risk-based capital and total risk-based capital were 14.83% and 16.14%, respectively.

In July 2013, the Federal Reserve approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. See “Capital Requirements for the Bank”, below.

Capital Requirements for the Bank.  As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC.  Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.  The Bank exceeded all applicable capital adequacy guidelines as of December 31, 2013.  At December 31, 2013, the Bank’s Tier I risk-based capital and total risk-based capital were 14.43% and 15.73%, respectively.

In July 2013, the Federal Reserve and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

On November 12, 2009, the FDIC amended its regulations requiring certain insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The Bank’s prepaid assessment for these periods was $5.0 million and was paid on December 30, 2009, along with its regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. The prepayment has been treated as a prepaid expense on the books of the Bank, and recognized as an expense in the period for which the assessment is effective.  The FDIC issued refunds of any unused prepaid assessment credits in June 2013.  The Bank received a prepaid assessment refund of $1.2 million.

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

Federal Home Loan Bank System.  The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2013, the Bank was in compliance with this requirement.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions.  The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  Under the regulations, an institution is considered: (A) “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure; (B) “adequately capitalized” if it has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating); (C) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (D) “significantly undercapitalized” if it has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (E) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.  At December 31, 2013, the Bank has requisite capital levels to qualify as “well capitalized”.

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

Loans to One Borrower. The Bank is subject to the Commissioner’s loans-to-one-borrower limits which are substantially the same as those applicable to national banks.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s total equity capital.  At December 31, 2013, this limit was $15.1 million.    This limit is increased by an additional 10% of the Bank’s total equity capital, or $25.1 million as of December 31, 2013, for loans and extensions of credit that are fully secured by readily marketable collateral.

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
The global, U.S. and North Carolina economies, have not fully recovered from disruptions in the capital and credit markets that first occurred during 2008. Since 2008, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

Until the local economy fully recovers, we expect our business, financial condition and results of operations to continue to be negatively impacted.

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations.
Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2014 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

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
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 20 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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
We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area.  Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2013, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

•
Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2013, commercial loans comprised approximately 11% of the Bank’s total loan portfolio.

•
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2013, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

•
Single-family residential loans.  Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of December 31, 2013, single-family residential loans comprised approximately 40% of the Bank’s total loan portfolio, including Banco de la Gente single-family residential stated income loans which were approximately 8% of the Bank’s total loan portfolio.

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

We are subject to extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action.
We are subject to extensive regulation and supervision, including examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon conclusion of their examination or otherwise, violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, consent orders, civil money penalties and termination of deposit insurance and bank closure. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions, paying dividends or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations and/or damage our reputation. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

 In July 2013, the Federal Reserve and the FDIC approved new rules that will substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital requirements will be: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

At December 31, 2013, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 22 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates a loan production office in Denver, North Carolina.  The following table sets forth certain information regarding the Bank’s properties at December 31, 2013.

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

760 Highway 27 West
Lincolnton, North Carolina 28092

102 Leonard Avenue
Newton, North Carolina 28658

6300 South Boulevard
Suite 100
Charlotte, North Carolina 28217

4451 Central Avenue
Suite A
Charlotte, North Carolina  28205

3752/3754 Highway 16 North
Denver, North Carolina  28037

501 West Roosevelt Boulevard
Monroe, NC  28110

9624-I Bailey Road
Cornelius, North Carolina  28031

4011 Capital Boulevard
Raleigh, NC  27604

125-E Trade Court  (closed 2/14/14)
Mooresville, NC 28117

ITEM 3.	LEGAL PROCEEDINGS

 On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. The Plaintiff seeks to have the lawsuit certified as a class action.  The Bank believes that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit, including the request that the lawsuit be certified as a class action.  On June 6, 2013, the Bank filed a motion for judgment on the pleadings, which was heard in the North Carolina Business Court on October 1, 2013.  The Court has not ruled on that motion as of March 20, 2014.

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

As of March 18, 2014, the Company had 714 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.   The market price for the Company’s common stock was $15.50 on March 18, 2014.

The following table presents certain market and dividend information for the last two fiscal years.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

				Cash Dividend
2013		Low Bid	High Bid	Per Share
	First Quarter	$9.20	9.45	0.03

	Second Quarter	$11.21	11.23	0.03

	Third Quarter	$12.01	14.05	0.03

	Fourth Quarter	$12.39	15.00	0.03

				Cash Dividend
2012		Low Bid	High Bid	Per Share
	First Quarter	$5.16	8.76	0.07

	Second Quarter	$7.01	9.00	0.02

	Third Quarter	$7.88	10.44	0.02

	Fourth Quarter	$8.59	10.50	0.07

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index.  The graph was prepared by SNL Securities, L.C., Charlottesville, Virginia, using data as of December 31, 2013.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

Source : SNL Financial LC, Charlottesville, VA
© 2014
www.snl.com

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total
				Number of
				Shares
				Purchased as
				Part of	Maximum Number
	Total			Publicly	of Shares that May
	Number of		Average	Announced	Yet Be Purchased
	Shares		Price Paid	Plans or	Under the Plans or
Period	Purchased		per Share	Programs	Programs

January 1 - 31, 2013	-		$-	-	-

February 1 - 28, 2013	1,255	(1)	10.59	-	-

March 1 - 31, 2013	890	(1)	11.65	-	-

April 1 - 30, 2013	-		-	-	-

May 1 - 31, 2013	1,000	(1)	11.84	-	-

June 1 - 30, 2013	-		-	-	-

July 1 - 31, 2013	631	(1)	13.71	-	-

August 1 - 31, 2013	583	(1)	13.51	-	-

September 1 - 30, 2013	-		-	-	-

October 1 - 31, 2013	346	(1)	12.99	-	-

November 1 - 30, 2013	575	(1)	13.10	-	-

December 1 - 31, 2013	13,850	(1), (2)	905.63	-	-

Total	19,130		$659.02	-	-

(1) The Company purchased 6,606 shares on the open market in the year ended December 31, 2013 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.
(2) The Company received regulatory approval in December 2013 to repurchase and redeem the remaining 12,524 outstanding shares of its Series A preferred stock. The repurchase and redemption, which was completed on January 17, 2014, is reflected on the Company’s Consolidated Balance Sheets as of December 31, 2013. “Accrued interest payable and other liabilities” at December 31, 2013 includes $12.6 million for the payment to preferred shareholders of principal and accrued dividends on January 17, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" on page A-3 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-26 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-25 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-27 through A-64 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Director Nominees”, “Our Board of Directors and Its Committees”; “Executive Committee”, “Governance Committee”, “Audit and Risk Management Committee”, “Compensation Committee”, “Board Leadership Structure and Risk Oversight” contained in the Proxy Statement, which sections are incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (5)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	59,939	$13.95	303,691
Equity compensation plans not approved by security holders	-	-	-
Total	59,939	$13.95	303,691

(1) Includes 3,630 stock options issued on May 6, 2004 under the 1999 Omnibus Stock Option and Long Term Incentive Plan (the "1999 Omnibus Plan"), which are fully vested as of December 31, 2013.

(2) Includes 24,159 restricted stock units granted on March 22, 2012 and 5,355 restricted stock units granted on July 26, 2012 under the February 19, 2009 Omnibus Stock Ownership and Long Term Incentive Plan (the "2009 Omnibus Plan"). These restricted stock grants cliff vest five years after issuance.

(3) Includes 26,795 restricted stock units granted on May 23, 2013 under the 2009 Omnibus Plan (the "2009 Omnibus Plan"). These restricted stock grants cliff vest on March 22, 2017.

(4) The exercise price for the grant of stock options under the 1999 Omnibus Plan on May 6, 2004 is $10.31. Exercise price and shares have been adjusted for the 10% stock dividends paid March 16, 2005 and June 16, 2006 and the three-for-two stock split paid June 15, 2007. The exercise price used for the grants of restricted stock units under the 2009 Omnibus Plan is $14.18, the closing price for the Company’s stock on December 31, 2013.

(5) Reflects shares currently reserved for possible issuance under the 2009 Omnibus Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the section captioned “Indebtedness of and Transactions with Management and Directors” contained in the Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned “Proposal 2 - Ratification of Selection of Independent Auditor” contained in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13)
and incorporated herein by reference)

	(a)	Report of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2013 and 2012

	( c)	Consolidated Statements of Earnings for the Years Ended December 31, 2013, 2012 and
2011

	(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 2013, 2012 and 2011

	(e)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2013, 2012 and 2011

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012
and 2011

	(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(2)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (3)(i)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of the Registrant, incorporated by reference to
Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(1)	Form of Certificate for the Series A Preferred Stock, incorporated by reference to
Exhibit (4)(1) to the Form 8-K filed with the Securities and Exchange
Commission on December 29, 2008

Exhibit (4)(2)	Warrant dated December 23, 2008, for the purchase of shares of Common Stock, incorporated by reference to Exhibit (4)(2) to the Form 8-K filed with the
Securities and Exchange Commission on December 29, 2008

Exhibit (10)(1)	Letter Agreement dated December 23, 2008 between the Registrant and the
United States Department of the Treasury, incorporated by reference to Exhibit
(10)(1) to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(b)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Joseph F. Beaman, Jr., incorporated by reference to Exhibit (10(b)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and William D. Cable, Sr., incorporated by reference to Exhibit (10(c)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(c)(ii)	Amendment to Employment Agreement between Peoples Bank and William D.
Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(c)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Lance A. Sellers, incorporated by reference to Exhibit (10(d)(i) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(d)(ii)	Amendment to Employment Agreement between Peoples Bank and Lance A.
Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(ii)
to the Form 8-K filed with the Securities and Exchange Commission on
December 29, 2008

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(f)(i)	Employment Letter Agreement dated December 23, 2008 between the Registrant and A. Joseph Lampron, Jr., incorporated by reference to Exhibit (10(f)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(f)(ii)	Amendment to Employment Agreement between Peoples Bank and A. Joseph
Lampron, Jr. dated March 18, 2010 incorporated by reference to Exhibit
(10)(f)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
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
Incorporated and Sandler O'Neill & Partners, L.P., as representatives of the several underwriters listed on Schedule A thereto and the UST incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Securities and Exchange
Commission on June 29, 2012

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2013 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Porter Keadle Moore, LLP

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-K Report for the annual period ended December 31, 2013, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 21, 2014
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 21, 2014
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 21, 2014
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 21, 2014
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 21, 2014
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 21, 2014
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 21, 2014
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 21, 2014
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 21, 2014
Larry E. Robinson

/s/ William Gregory Terry	Director	March 21, 2014
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 21, 2014
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 21, 2014
Benjamin I. Zachary