Form 10-Q
period 2014-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2014-05-08
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,617,125 shares of common stock, outstanding at April 30, 2014.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2014 (Unaudited) and
	December 31, 2013 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2014 and 2013 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2014 and 2013 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2014 and 2013 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 5.	Other Information	38
Item 6.	Exhibits	38-41
Signatures		42
Certifications		43-45

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to those described in Peoples Bancorp of North Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Dollars in thousands)
	March 31,	December 31,
Assets	2014	2013
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$50,906	49,902
of $9,463 at 3/31/14 and $11,472 at 12/31/13
Interest-bearing deposits	28,006	26,871
Cash and cash equivalents	78,912	76,773

Investment securities available for sale	300,756	297,890
Other investments	4,706	4,990
Total securities	305,462	302,880

Mortgage loans held for sale	635	497

Loans	618,040	620,960
Less allowance for loan losses	(12,978)	(13,501)
Net loans	605,062	607,459

Premises and equipment, net	16,419	16,358
Cash surrender value of life insurance	13,809	13,706
Other real estate	3,282	1,679
Accrued interest receivable and other assets	15,183	15,332
Total assets	$1,038,764	1,034,684

Liabilities and Shareholders' Equity

Deposits:
Non-interest bearing demand	$195,465	195,265
NOW, MMDA & savings	399,847	386,893
Time, $100,000 or more	116,200	115,268
Other time	99,023	101,935
Total deposits	810,535	799,361

Securities sold under agreements to repurchase	43,319	45,396
FHLB borrowings	65,000	65,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	10,880	20,589
Total liabilities	950,353	950,965

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,613,495 shares in 2014 and 2013	48,133	48,133
Retained earnings	39,109	36,758
Accumulated other comprehensive income (loss)	1,169	(1,172)
Total shareholders' equity	88,411	83,719

Total liabilities and shareholders' equity	$1,038,764	1,034,684

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2014 and 2013

(Dollars in thousands, except per share amounts)

	2014	2013
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$7,401	7,640
Interest on due from banks	12	12
Interest on investment securities:
U.S. Government sponsored enterprises	847	378
State and political subdivisions	1,177	984
Other	108	89
Total interest income	9,545	9,103

Interest expense:
NOW, MMDA & savings deposits	126	218
Time deposits	334	467
FHLB borrowings	545	661
Junior subordinated debentures	96	100
Other	10	17
Total interest expense	1,111	1,463

Net interest income	8,434	7,640

Provision for loan losses	(349)	1,053

Net interest income after provision for loan losses	8,783	6,587

Non-interest income:
Service charges	1,129	1,039
Other service charges and fees	419	373
Gain on sale of securities	26	263
Mortgage banking income	104	384
Insurance and brokerage commissions	198	139
(Loss)/gain on sale and write-down of
other real estate	(162)	12
Miscellaneous	1,127	1,217
Total non-interest income	2,841	3,427

Non-interest expense:
Salaries and employee benefits	4,276	4,190
Occupancy	1,521	1,312
Other	2,326	2,236
Total non-interest expense	8,123	7,738

Earnings before income taxes	3,501	2,276

Income tax expense	923	518

Net earnings	2,578	1,758

Dividends and accretion of preferred stock	-	157

Net earnings available to common shareholders	$2,578	1,601

Basic and diluted net earnings per common share	$0.46	0.29
Cash dividends declared per common share	$0.04	0.03

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)

Net earnings	$2,578	1,758

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	3,860	(1,214)
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(26)	(263)

Total other comprehensive income (loss),
before income taxes	3,834	(1,477)

Income tax expense (benefit) related to other
comprehensive income (loss):

Unrealized holding gains (losses) on securities
available for sale	1,503	(473)
Reclassification adjustment for gains on sales
of securities available for sale
included in net earnings	(10)	(102)

Total income tax expense (benefit) related to
other comprehensive income (loss)	1,493	(575)

Total other comprehensive income (loss),
net of tax	2,341	(902)

Total comprehensive income	$4,919	856

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$2,578	1,758
Adjustments to reconcile net earnings to
net cash (used) provided by operating activities:
Depreciation, amortization and accretion	1,712	2,213
Provision for loan losses	(349)	1,053
Gain on sale of investment securities	(26)	(263)
Loss/(gain) on sale of other real estate	10	(51)
Write-down of other real estate	152	39
Restricted stock expense	82	26
Change in:
Mortgage loans held for sale	(138)	3,088
Cash surrender value of life insurance	(103)	(106)
Other assets	(1,428)	1,147
Other liabilities	(9,709)	(883)

Net cash (used) provided by operating activities	(7,219)	8,021

Cash flows from investing activities:
Purchases of investment securities available for sale	(10,566)	(22,646)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	9,738	17,781
Proceeds from sales of investment securities available for sale	677	5,781
FHLB stock redemption	284	384
Net change in loans	500	8,326
Purchases of premises and equipment	(627)	(1,188)
Proceeds from sales of other real estate and repossessions	482	2,284

Net cash provided by investing activities	488	10,722

Cash flows from financing activities:
Net change in deposits	11,174	2,307
Net change in securities sold under agreements to repurchase	(2,077)	2,810
Cash dividends paid on preferred stock	-	(157)
Cash dividends paid on common stock	(227)	(168)

Net cash provided by financing activities	8,870	4,792

Net change in cash and cash equivalent	2,139	23,535

Cash and cash equivalents at beginning of period	76,773	48,843

Cash and cash equivalents at end of period	$78,912	72,378

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,267	1,513
Income taxes	$-	101

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$2,341	(902)
Transfers of loans to other real estate and repossessions	$2,246	642
Financed portion of sales of other real estate	$-	24

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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2013) are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).  Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2013 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2014 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  ASU No. 2014-04 provides additional guidance to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  ASU No. 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at March 31, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$121,262	1,208	516	121,954
U.S. Government
sponsored enterprises	25,698	92	173	25,617
State and political subdivisions	146,374	3,231	2,731	146,874
Corporate bonds	3,509	12	39	3,482
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	831	-	1,579
Total	$298,841	5,374	3,459	300,756

(Dollars in thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$123,706	1,040	769	123,977
U.S. Government
sponsored enterprises	22,115	97	69	22,143
State and political subdivisions	148,468	1,987	5,087	145,368
Corporate bonds	3,522	11	70	3,463
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	941	-	1,689
Total	$299,809	4,076	5,995	297,890

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2014 and December 31, 2013 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$37,706	495	7,749	21	45,455	516
U.S. Government
sponsored enterprises	13,898	173	-	-	13,898	173
State and political subdivisions	49,309	1,620	17,448	1,111	66,757	2,731
Corporate bonds	996	4	525	35	1,521	39
Total	$101,909	2,292	25,722	1,167	127,631	3,459

(Dollars in thousands)
	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	40,857	691	10,128	78	50,985	769
U.S. Government
sponsored enterprises	9,714	69	-	-	9,714	69
State and political subdivisions	77,187	4,863	1,824	224	79,011	5,087
Corporate bonds	1,984	16	511	54	2,495	70
Total	$129,742	5,639	12,463	356	142,205	5,995

At March 31, 2014, unrealized losses in the investment securities portfolio relating to debt securities totaled $3.5 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2014 tables above, 65 out of 176 securities issued by state and political subdivisions contained unrealized losses, 24 out of 96 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses, and two out of five securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations on each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2014, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2014
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$2,069	2,080
Due from one to five years	30,261	31,010
Due from five to ten years	122,174	121,717
Due after ten years	22,327	22,416
Mortgage-backed securities	121,262	121,954
Equity securities	748	1,579
Total	$298,841	300,756

Proceeds from sales of securities available for sale during the three months ended March 31, 2014 were $677,000 and resulted in gross gains of $26,000.  Proceeds from sales of securities available for sale during the three months ended March 31, 2013 were $5.8 million and resulted in gross gains of $263,000.

Securities with a fair value of approximately $88.2 million and $86.0 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at March 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)
	March 31, 2014	December 31, 2013
Real estate loans
Construction and land development	$61,162	63,742
Single-family residential	196,447	195,975
Single-family residential -
Banco de la Gente stated income	48,926	49,463
Commercial	211,882	209,287
Multifamily and farmland	11,566	11,801
Total real estate loans	529,983	530,268

Loans not secured by real estate
Commercial loans	65,456	68,047
Farm loans	16	19
Consumer loans	9,440	9,593
All other loans	13,145	13,033

Total loans	618,040	620,960

Less allowance for loan losses	12,978	13,501

Total net loans	$605,062	607,459

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of March 31, 2014, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of March 31, 2014, single-family residential loans comprised approximately 40% of the Bank’s total loan portfolio, and include Banco de la Gente single-family residential stated income loans, which were approximately 8% of the Bank’s total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of March 31, 2014, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of March 31, 2014, commercial loans comprised approximately 11% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2014 and December 31, 2013:

March 31, 2014
(Dollars in thousands)
	Loans 30- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$735	4,986	5,721	55,441	61,162	-
Single-family residential	4,358	988	5,346	191,101	196,447	10
Single-family residential -
Banco de la Gente stated income	8,004	763	8,767	40,159	48,926	-
Commercial	767	941	1,708	210,174	211,882	-
Multifamily and farmland	132	-	132	11,434	11,566	-
Total real estate loans	13,996	7,678	21,674	508,309	529,983	10

Loans not secured by real estate
Commercial loans	448	78	526	64,930	65,456	49
Farm loans	-	-	-	16	16	-
Consumer loans	120	1	121	9,319	9,440	1
All other loans	-	-	-	13,145	13,145	-
Total loans	$14,564	7,757	22,321	595,719	618,040	60

December 31, 2013
(Dollars in thousands)
	Loans 30- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$3,416	5,426	8,842	54,900	63,742	-
Single-family residential	4,518	1,555	6,073	189,902	195,975	-
Single-family residential -
Banco de la Gente stated income	9,833	1,952	11,785	37,678	49,463	881
Commercial	1,643	486	2,129	207,158	209,287	-
Multifamily and farmland	177	-	177	11,624	11,801	-
Total real estate loans	19,587	9,419	29,006	501,262	530,268	881

Loans not secured by real estate
Commercial loans	424	29	453	67,594	68,047	-
Farm loans	-	-	-	19	19	-
Consumer loans	181	3	184	9,409	9,593	1
All other loans	-	-	-	13,033	13,033	-
Total loans	$20,192	9,451	29,643	591,317	620,960	882

The following table presents the Company’s non-accrual loans as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)
	March 31, 2014	December 31, 2013
Real estate loans
Construction and land development	$5,279	6,546
Single-family residential	2,537	2,980
Single-family residential -
Banco de la Gente stated income	1,708	1,990
Commercial	1,770	2,043
Total real estate loans	11,294	13,559

Loans not secured by real estate
Commercial loans	224	250
Consumer loans	50	27
Total	$11,568	13,836

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $28.8 million, $27.6 million and $26.8 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  Interest income recognized on accruing impaired loans was $356,000, $293,000 and $1.3 million for the three months ended March 31, 2014, the three months ended March 31, 2013 and the year ended December 31, 2013, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present the Company’s impaired loans as of March 31, 2014 and December 31, 2013:

March 31, 2014
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$7,107	5,465	741	6,206	45	6,683
Single-family residential	7,438	1,835	5,009	6,844	129	8,041
Single-family residential -
Banco de la Gente stated income	21,955	-	21,380	21,380	1,229	20,223
Commercial	4,983	2,854	1,605	4,459	187	4,497
Multifamily and farmland	171	-	171	171	1	174
Total impaired real estate loans	41,654	10,154	28,906	39,060	1,591	39,618

Loans not secured by real estate
Commercial loans	971	253	696	949	7	965
Consumer loans	317	257	58	315	1	307
Total impaired loans	$42,942	10,664	29,660	40,324	1,599	40,890

December 31, 2013
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$9,861	6,293	868	7,161	53	8,289
Single-family residential	7,853	1,428	5,633	7,061	123	7,859
Single-family residential -
Banco de la Gente stated income	22,034	-	21,242	21,242	1,300	21,242
Commercial	5,079	3,045	1,489	4,534	182	4,171
Multifamily and farmland	177	-	177	177	1	184
Total impaired real estate loans	45,004	10,766	29,409	40,175	1,659	41,745

Loans not secured by real estate
Commercial loans	999	257	724	981	15	826
Consumer loans	302	264	35	299	1	247
Total impaired loans	$46,305	11,287	30,168	41,455	1,675	42,818

Changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 were as follows:

(Dollars in thousands)
Real Estate Loans
Construction and Land Development		Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$3,218	3,123	1,863	2,219	37	1,069	-	245	1,727	13,501
Charge-offs	(260)	(22)	(32)	(111)	-	(12)	-	(138)	-	(575)
Recoveries	279	9	12	60	-	5	-	36	-	401
Provision	(104)	22	(76)	28	(1)	(117)	-	87	(188)	(349)
Ending balance	$3,133	3,132	1,767	2,196	36	945	-	230	1,539	12,978

Allowance for loan losses March 31, 2014:
Ending balance: individually
evaluated for impairment	$-	68	1,187	174	-	-	-	-	-	1,429
Ending balance: collectively
evaluated for impairment	3,133	3,064	580	2,022	36	945	-	230	1,539	11,549
Ending balance	$3,133	3,132	1,767	2,196	36	945	-	230	1,539	12,978

Loans March 31, 2014:
Ending balance	$61,162	196,447	48,926	211,882	11,566	65,456	16	22,585	-	618,040

Ending balance: individually
evaluated for impairment	$5,464	3,220	19,625	3,577	-	253	-	257	-	32,396
Ending balance: collectively
evaluated for impairment	$55,698	193,227	29,301	208,305	11,566	65,203	16	22,328	-	585,644

The provision for loan losses for the three months ended March 31, 2014 was a credit of $349,000, as compared to an expense of $1.1 million for the same period one year ago.   The credit to provision in the first quarter of 2014 resulted from, and was considered appropriate as part of, management’s assessment and estimate of the risks in the total loan portfolio and determination of the total allowance for loan losses.  The primary factors contributing to the decrease in the allowance for loan losses at March 31, 2014 to $13.0 million from $13.5 million at December 31, 2013 were the continuing positive trends in indicators of potential losses on loans, primarily non-accrual loans and the reduction in net charge-offs since 2010.

(Dollars in thousands)
Real Estate Loans
Construction and Land Development		Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$4,399	3,231	1,998	2,049	28	1,088	-	245	1,385	14,423
Charge-offs	(497)	(364)	(152)	-	-	(21)	-	(147)	-	(1,181)
Recoveries	1	18	-	48	-	11	-	35	-	113
Provision	882	297	130	(286)	2	131	-	99	(198)	1,057
Ending balance	$4,785	3,182	1,976	1,811	30	1,209	-	232	1,187	14,412

Allowance for loan losses March 31, 2013:
Ending balance: individually
evaluated for impairment	$102	110	1,245	-	-	247	-	-	-	1,704
Ending balance: collectively
evaluated for impairment	4,683	3,072	731	1,811	30	962	-	232	1,187	12,708
Ending balance	$4,785	3,182	1,976	1,811	30	1,209	-	232	1,187	14,412

Loans March 31, 2013:
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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2014 and December 31, 2013:

March 31, 2014
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	14,330	-	-	-	403	-	1,374	-	16,107
2- High Quality	8,513	63,063	-	33,394	698	8,302	-	3,436	2,026	119,432
3- Good Quality	23,551	72,892	21,827	125,258	6,378	38,225	16	3,945	8,848	300,940
4- Management Attention	13,359	33,715	8,104	38,895	1,594	16,837	-	310	2,271	115,085
5- Watch	7,402	6,530	7,454	10,376	2,725	864	-	30	-	35,381
6- Substandard	8,337	5,917	11,541	3,959	171	796	-	341	-	31,062
7- Doubtful	-	-	-	-	-	29	-	-	-	29
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$61,162	196,447	48,926	211,882	11,566	65,456	16	9,440	13,145	618,040

December 31, 2013
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$7	15,036	-	-	-	365	-	1,270	-	16,678
2- High Quality	7,852	60,882	-	33,340	715	8,442	-	3,519	2,139	116,889
3- Good Quality	22,899	73,118	22,255	123,604	7,882	44,353	19	4,061	8,565	306,756
4- Management Attention	14,464	34,090	8,369	42,914	286	13,704	-	358	2,329	116,514
5- Watch	8,163	6,806	8,113	5,190	2,741	320	-	50	-	31,383
6- Substandard	10,357	6,043	10,726	4,239	177	863	-	330	-	32,735
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	5	-	5
Total	$63,742	195,975	49,463	209,287	11,801	68,047	19	9,593	13,033	620,960

Total TDR loans amounted to $15.4 million and $21.9 million at March 31, 2014 and December 31, 2013, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $1.6 million and $335,000 in performing loans classified as TDR loans at March 31, 2014 and December 31, 2013, respectively.

The following table presents an analysis of loan modifications during the three months ended March 31, 2014:

Three months ended March 31, 2014
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$316	316
Single-family residential	1	737	737
Single-family residential -
Banco de la Gente stated income	6	497	497
Total real estate TDR loans	8	1,550	1,550

Total TDR loans	8	$1,550	1,550

The following table presents an analysis of loan modifications during the three months ended March 31, 2013:

Three months ended March 31, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$117	117
Single-family residential -
Banco de la Gente stated income	3	332	331
Total real estate TDR loans	4	449	448
Total TDR loans	4	$449	448

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three months ended March 31, 2014 and 2013 is as follows:

For the three months ended March 31, 2014
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$2,578	5,613,495	$0.46
Effect of dilutive securities:
Stock options	-	19,359
Diluted earnings per common share	$2,578	5,632,854	$0.46

For the three months ended March 31, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount

Basic earnings per common share	$1,601	5,613,495	$0.29
Effect of dilutive securities:
Stock options	-	4,778
Diluted earnings per common share	$1,601	5,618,273	$0.29

(5)	Stock-Based Compensation

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

In addition, under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a grant date fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (three years from the grant date for the grants of restricted stock units to date under the 1999 Plan).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31, 2014, there was no unrecognized compensation expense related to the 2007 and 2008 restricted stock unit grants granted under the 1999 Plan.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees.  A total of 282,635 shares are currently reserved for possible issuance under the 2009 Plan.   All rights must be granted or awarded within ten years from the May 7, 2009 effective date of the 2009 Plan.

The Company granted 29,514 restricted stock units under the 2009 Plan at a grant date fair value of $7.90 per share during the first quarter of 2012.  5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the 2009 Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the 2009 Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of March 31, 2014, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $895,000.

The Company recognized compensation expense for restricted stock awards granted under the 2009 Plan of $82,000 and $26,000 for the three months ended March 31, 2014 and 2013, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)
	March 31, 2014
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$121,954	-	121,954	-
U.S. Government
sponsored enterprises	$25,617	-	25,617	-
State and political subdivisions	$146,874	-	146,874	-
Corporate bonds	$3,482	-	3,482	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,579	1,579	-	-

(Dollars in thousands)
	December 31, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$123,977	-	123,977	-
U.S. Government
sponsored enterprises	$22,143	-	22,143	-
State and political subdivisions	$145,368	-	145,368	-
Corporate bonds	$3,463	-	3,463	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,689	1,689	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2014.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at March 31, 2014 and December 31, 2013 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2014	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2014
Impaired loans	$38,725	-	-	38,725	(124)
Other real estate	$3,282	-	-	3,282	(162)

(Dollars in thousands)
	Fair Value Measurements December 31, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2013
Impaired loans	$39,780	-	-	39,780	(3,207)
Other real estate	$1,679	-	-	1,679	(581)

The carrying amount and estimated fair value of financial instruments at March 31, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$78,912	78,912	-	-	78,912
Investment securities available for sale	300,756	1,579	297,927	1,250	300,756
Other investments	4,706	-	-	4,706	4,706
Mortgage loans held for sale	635	-	-	635	635
Loans, net	605,062	-	-	608,839	608,839
Cash surrender value of life insurance	13,809	-	13,809	-	13,809

Liabilities:
Deposits	$810,535	-	809,558	-	809,558
Securities sold under agreements
to repurchase	43,319	-	43,319	-	43,319
FHLB borrowings	65,000	-	65,948	-	65,948
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,773	76,773	-	-	76,773
Investment securities available for sale	297,890	1,689	294,951	1,250	297,890
Other investments	4,990	-	-	4,990	4,990
Mortgage loans held for sale	497	-	-	497	497
Loans, net	607,459	-	-	612,132	612,132
Cash surrender value of life insurance	13,706	-	13,706	-	13,706

Liabilities:
Deposits	$799,361	-	798,460	-	798,460
Securities sold under agreements
to repurchase	45,396	-	45,396	-	45,396
FHLB borrowings	65,000	-	65,891	-	65,891
Junior subordinated debentures	20,619	-	20,619	-	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2014 or December 31, 2013.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate loan assets, the interest rate floors designated as a cash flow hedge involves the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of March 31, 2014 or December 31, 2013.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-28  through A-64 of the Company’s 2013 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2014 Annual Meeting of Shareholders.

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

Economic conditions in 2014, while continuing to demonstrate signs of improvement, continue to have a negative impact on our financial condition and results of operations.  With the unemployment rate continuing to be higher than historical norms and home prices well below pre-crisis levels, the primary indicators of economic activity for our markets continue to point to challenging business conditions that will slow our return to pre-crisis levels of earnings.  This is also reflected in our local markets, as the unemployment rate in our primary markets remains above the national and state unemployment rates.

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

On December 23, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with the U.S. Department of the Treasury (“UST”) pursuant to the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  Under the Purchase Agreement, the Company agreed to issue and sell 25,054 shares of Series A preferred stock and a Warrant to purchase 357,234 shares of the Company’s common stock.  Proceeds from this issuance of Series A preferred shares were allocated between preferred stock and the Warrant based on their relative fair values at the time of the sale.  Of the $25.1 million in proceeds, $24.4 million was allocated to the Series A preferred stock and $704,000 was allocated to the Warrant.  The discount recorded on the Series A preferred stock that resulted from allocating a portion of the proceeds to the Warrant was being accreted directly to retained earnings over a five-year period applying a level yield.

The Series A preferred stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years (i.e., through December 23, 2013) and 9% per annum thereafter.  The Series A preferred stock was redeemable at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Under the terms of the original Purchase Agreement, the Company could not redeem the Series A preferred shares until December 23, 2011 unless the total amount of the issuance, $25.1 million, was replaced with the same amount of other forms of capital that would qualify as Tier 1 capital. However, with the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company could redeem the Series A preferred shares at any time, if approved by the Company’s primary regulator.  The Series A preferred stock was non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

The UST sold all of its Series A preferred stock in a public auction in June 2012, and, as a result, the Company is no longer subject to the executive compensation and corporate governance standards imposed by TARP.  The Company purchased 12,530 shares of the 25,054 outstanding shares of Series A preferred stock from the UST.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,576, including $83,575 accrued and unpaid dividends on the Series A preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999 difference between the $12,530,000 face value of the Series A preferred stock retired and the $11,695,001 purchase price of the Series A preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining Series A preferred shares were redeemable at any time at par.

During 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company’s common stock.  The Company repurchased the Warrant for a total price of $425,000.  The exercise price of the Warrant was $10.52 per common share and was exercisable at anytime on or before December 18, 2018.  The Company is no longer accreting the discount associated with the Warrant, as the discount remaining at the time of repurchase was included in the cost of the Warrant.  As of December 31, 2013, the Company had accreted a total of $478,000 of the discount related to the Series A preferred stock.

The Company received regulatory approval in December 2013 to repurchase and redeem the remaining 12,524 outstanding shares of its Series A preferred stock.  The repurchase and redemption was completed on January 17, 2014 and was reflected on the Company’s Consolidated Balance Sheets as of December 31, 2013.   “Accrued interest payable and other liabilities” at December 31, 2013 includes $12.6 million for the payment to preferred shareholders of principal and accrued dividends on January 17, 2014.

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2013 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 1, 2014 Annual Meeting of Shareholders.

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

The disclosure requirements for derivatives and hedging activities have the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of, and gains and losses, on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company had an interest rate swap contract that expired in June 2011.  The Company did not have any interest rate derivatives outstanding as of March 31, 2014.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)
	March 31, 2014
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$121,954	-	121,954	-
U.S. Government
sponsored enterprises	$25,617	-	25,617	-
State and political subdivisions	$146,874	-	146,874	-
Corporate bonds	$3,482	-	3,482	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,579	1,579	-	-

(Dollars in thousands)
	December 31, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$123,977	-	123,977	-
U.S. Government
sponsored enterprises	$22,143	-	22,143	-
State and political subdivisions	$145,368	-	145,368	-
Corporate bonds	$3,463	-	3,463	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,689	1,689	-	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2014:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$1,250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Bank’s March 31, 2014 and December 31, 2013 fair value measurements for impaired loans and other real estate on a non-recurring basis are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2014	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2014
Impaired loans	$38,725	-	-	38,725	(124)
Other real estate	$3,282	-	-	3,282	(162)

(Dollars in thousands)
	Fair Value Measurements December 31, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2013
Impaired loans	$39,780	-	-	39,780	(3,207)
Other real estate	$1,679	-	-	1,679	(581)

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s TDR loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $28.8 million, $27.6 million and $26.8 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  Interest income recognized on accruing impaired loans was $356,000, $293,000 and $1.3 million for the three months ended March 31, 2014, the three months ended March 31, 2013 and the year ended December 31, 2013, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

Results of Operations
Summary.  Net earnings were $2.6 million or $0.46 basic and diluted net earnings per share for the three months ended March 31, 2014, as compared to $1.8 million or $0.31 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders were $2.6 million or $0.46 basic and diluted net earnings per common share for the three months ended March 31, 2014, as compared to $1.6 million or $0.29 basic and diluted net earnings per common share, for the same period one year ago.  The increase in first quarter earnings is attributable to a decrease in the provision for loan losses and an increase in net interest income, which were partially offset by a decrease in non-interest income and an increase in non-interest expense.

The annualized return on average assets was 1.03% for the three months ended March 31, 2014 compared to 0.71% for the same period one year ago, and annualized return on average shareholders’ equity was 11.92% for the three months ended March 31, 2014 compared to 7.17% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.4 million for the three months ended March 31, 2014 compared to $7.6 million for the same period one year ago.  This increase was primarily due to an increase in interest income due to an increase in the yield on investment securities and an increase in the average outstanding balance of investment securities combined with a decrease in interest expense due to a reduction in the cost of funds.

Interest income increased $442,000 or 5% for the three months ended March 31, 2014 compared to the same period one year ago.  The increase was primarily due to an increase in the yield on investment securities and an increase in the average outstanding balance of investment securities.  The average yield on investment securities available for sale for the quarters ended March 31, 2014 and 2013 was 3.58% and 2.65%, respectively.  The average yield on earning assets for the quarters ended March 31, 2014 and 2013 was 4.36% and 4.15%, respectively.  During the quarter ended March 31, 2014, average investment securities available for sale increased $12.5 million to $299.0 million from $286.5 million for the three months ended March 31, 2013.

Interest expense decreased $352,000 or 24% for the three months ended March 31, 2014 compared with the same period one year ago due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.13% for the three months ended March 31, 2014 as compared to 0.24% for the same period one year ago.  The average rate paid on certificates of deposit was 0.62% for the three months ended March 31, 2014 compared to 0.78% for the same period one year ago.  During the quarter ended March 31, 2014, average certificates of deposit decreased $23.0 million to $219.4 million from $242.4 million for the three months ended March 31, 2013.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2014 and 2013. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 37.96% for securities that are both federal and state tax exempt, an effective tax rate of 34.00% for federal tax exempt securities and an effective tax rate of 6.00% for state tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$617,461	7,401	4.86%	621,077	7,640	4.99%
Investments - taxable	130,593	791	2.46%	149,063	341	0.93%
Investments - nontaxable*	173,999	1,932	4.50%	143,639	1,596	4.51%
Other	20,670	12	0.24%	23,041	12	0.21%

Total interest-earning assets	942,723	10,136	4.36%	936,820	9,589	4.15%

Cash and due from banks	43,386			25,754
Other assets	46,766			56,391
Allowance for loan losses	(13,600)			(14,708)

Total assets	$1,019,275			1,004,257

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$386,278	126	0.13%	368,441	218	0.24%
Time deposits	219,449	334	0.62%	242,414	467	0.78%
FHLB borrowings	65,000	545	3.40%	70,000	661	3.83%
Trust preferred securities	20,619	96	1.89%	20,619	100	1.98%
Other	43,555	10	0.09%	36,748	17	0.19%

Total interest-bearing liabilities	734,901	1,111	0.61%	738,222	1,463	0.80%

Demand deposits	192,570			162,790
Other liabilities	5,589			4,507
Shareholders' equity	87,712			99,381

Total liabilities and shareholder's equity	$1,020,772			1,004,900

Net interest spread		9,025	3.75%		8,126	3.35%

Net yield on interest-earning assets			3.88%			3.52%

Taxable equivalent adjustment
Investment securities		591			486

Net interest income		8,434			7,640

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $22.9 million in 2014 and $19.2 million in 2013. Effective tax rates of 6.00% and 6.90% were used to calculate the tax equivalent yield on these securities in 2014 and 2013, respectively.

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

	Three months ended March 31, 2014 compared to three months ended March 31, 2013			Three months ended March 31, 2013 compared to three months ended March 31, 2012
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(44)	(195)	(239)	(627)	(158)	(785)
Investments - taxable	(77)	527	450	(252)	(489)	(741)
Investments - nontaxable	337	(1)	336	497	(150)	347
Other	(1)	1	0	9	-	9
Total interest income	215	332	547	(373)	(797)	(1,170)

Interest expense:
NOW, MMDA & savings deposits	8	(100)	(92)	14	(140)	(126)
Time deposits	(40)	(93)	(133)	(197)	(368)	(565)
FHLB borrowings	(45)	(71)	(116)	(13)	(16)	(29)
Trust preferred securities	-	(4)	(4)	-	(13)	(13)
Other	2	(9)	(7)	(5)	(17)	(22)
Total interest expense	(75)	(277)	(352)	(201)	(554)	(755)
Net interest income	$290	609	899	(172)	(243)	(415)

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2014 was a credit of $349,000, as compared to an expense of $1.1 million for the same period one year ago.   The credit to provision in the first quarter of 2014 resulted from, and was considered appropriate as part of, management’s assessment and estimate of the risks in the total loan portfolio and determination of the total allowance for loan losses.  The primary factors contributing to the decrease in the allowance for loan losses at March 31, 2014 to $13.0 million from $13.5 million at December 31, 2013 were the continuing positive trends in indicators of potential losses on loans, primarily non-accrual loans and the reduction in net charge-offs since 2010, as shown below:

(Dollars in thousands)
	Net charge-offs						Net charge-offs as a percent of average loans outstanding
	Three months ended March 31,		Years ended December 31,				Three months ended March 31,		Years ended December 31,
	2014	2013	2013	2012	2011	2010	2014	2013	2013	2012	2011	2010
Real estate loans
Construction and land development	$(19)	496	400	4,201	6,923	10,135	-0.03%	0.68%	0.58%	4.99%	6.40%	6.84%
Single-family residential	13	345	1,613	814	2,049	2,853	0.01%	0.17%	0.82%	0.39%	0.91%	1.15%
Single-family residential -							0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Banco de la Gente stated income	21	152	132	668	675	425	0.04%	0.29%	0.26%	1.25%	1.23%	0.98%
Commercial	50	(52)	395	563	1,247	753	0.02%	-0.03%	0.20%	0.27%	0.59%	0.43%
Multifamily and farmland	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total real estate loans	65	941	2,540	6,246	10,894	14,166	0.01%	0.18%	0.48%	1.12%	1.80%	2.14%
	-	-	-	-	-	-
Loans not secured by real estate
Commercial loans	7	11	458	451	193	1,668	0.01%	0.02%	0.73%	0.75%	0.34%	3.41%
Farm loans	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer loans (1)	102	116	508	408	434	524	1.09%	1.14%	5.27%	4.00%	4.05%	4.73%
All other loans	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total loans	$174	1,068	3,506	7,105	11,521	16,358	0.03%	0.17%	0.57%	1.10%	1.65%	2.16%

Provision for loan losses for the period	$(349)	1,057	2,584	4,924	12,632	16,438

Allowance for loan losses at end of period	$12,978	14,412	13,501	14,423	16,604	15,493

Total loans at end of period	$618,040	609,965	620,960	619,974	670,497	726,160

Non-accrual loans at end of period	$11,568	19,667	13,836	17,630	21,785	40,062

Allowance for loan losses as a percent of
total loans outstanding at end of period	2.10%	2.36%	2.17%	2.33%	2.48%	2.13%

Non-accrual loans as a percent of
total loans outstanding at end of period	1.87%	3.22%	2.23%	2.84%	3.25%	5.52%

(1) The loss ratio for Consumer loans is elevated because overdraft charge-offs related to DDA and NOW accounts are reported in Consumer Loan charge-offs and recoveries. The net overdraft charge-offs are not considered material and are therefore not shown separately.

Another factor considered in taking a credit to provision expense in the three months ended March 31, 2014 was the continuing decline in the Construction and Land Development portfolio.  This portfolio has experienced the highest percentage of loss since 2010 as shown in the table above.  The balance outstanding declined to $61.2 million at March 31, 2014 from $63.7 million at December 31, 2013, continuing the decline in this portfolio from the maximum balance of $213.7 million at December 31, 2008.   Also, the net losses in this portfolio declined to a credit in the quarter ended March 31, 2014 of $0.02 million as opposed to a net loss of $0.50 million for the same period in 2013.

Non-Interest Income.  Total non-interest income was $2.8 million for the three months ended March 31, 2014, compared to $3.4 million for the same period one year ago.  This decrease is primarily attributable to a $280,000 decrease in mortgage banking income and a $237,000 decrease in gains on sale of securities for the three months ended March 31, 2014, as compared to the same period one year ago.

Non-Interest Expense.  Total non-interest expense was $8.1 million for the three months ended March 31, 2014, as compared to $7.7 million for the same period one year ago.  This increase is attributable to a $86,000 increase in salaries and employee benefits expense, a $209,000 increase in occupancy expense and a $90,000 increase in non-interest expenses other than salary, employee benefits and occupancy expenses for the three months ended March 31, 2014, as compared to the same period one year ago.

Income Taxes.  The Company reported income tax expense of $923,000 and $518,000 for the three months ended March 31, 2014 and 2013, respectively.  This represented an effective tax rate of 26% and 23% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $300.8 million at March 31, 2014 compared to $297.9 million at December 31, 2013.  Average investment securities available for sale for the three months ended March 31, 2014 were $299.0 million compared to $293.8 million for the year ended December 31, 2013.

Loans.  At March 31, 2014, loans were $618.0 million compared to $621.0 million at December 31, 2013.  Loans originated or renewed during the three months ended March 31, 2014, amounting to approximately $28.9 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 65% of average earning assets for the three months ended March 31, 2014 and the year ended December 31, 2013.  The Company had $635,000 and $497,000 in mortgage loans held for sale as of March 31, 2014 and December 31, 2013, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2014, the Company had $105.9 million in residential mortgage loans, $83.8 million in home equity loans and $279.3 million in commercial mortgage loans, which include $223.4 million secured by commercial property and $55.9 million secured by residential property.   Residential mortgage loans include $56.7 million made to customers in the Company’s traditional banking offices and $49.2 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2014, the Company had $61.2 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	62	$13,851	$30
Land acquisition and development - residential purposes	279	37,224	5,249
1 to 4 family residential construction	40	6,099	-
Commercial construction	8	3,988	-
Total construction and land development	389	$61,162	$5,279

Total TDR loans amounted to $15.4 million and $21.9 million at March 31, 2014 and December 31, 2013, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $1.6 million and $335,000 in performing loans classified as TDR loans at March 31, 2014 and December 31, 2013, respectively.

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Bank’s Board of Directors reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates loan relationships greater than $1.0 million, excluding loans in default, and loans in process of litigation or liquidation.  The third party’s evaluation and report is shared with management and the Bank’s Board of Directors.

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

The allowance for loan losses at March 31, 2014 was $13.0 million or 2.10% of total loans compared to $13.5 million or 2.17% of total loans at December 31, 2013.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2014 and December 31, 2013.

	Percentage of Loans
	By Risk Grade
Risk Grade	03/31/2014	12/31/2013
Risk Grade 1 (Excellent Quality)	2.32%	2.40%
Risk Grade 2 (High Quality)	19.32%	18.82%
Risk Grade 3 (Good Quality)	48.80%	49.49%
Risk Grade 4 (Management Attention)	18.55%	18.69%
Risk Grade 5 (Watch)	5.72%	5.05%
Risk Grade 6 (Substandard)	5.00%	5.25%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2014, including non-accrual loans, there were six relationships exceeding $1.0 million in the Watch risk grade (which totaled $15.9 million) and four relationships exceeding $1.0 million in the Substandard risk grade (which totaled $10.2 million).

Non-performing Assets.  Non-performing assets totaled $14.9 million at March 31, 2014, or 1.44% of total assets, compared to $16.4 million at December 31, 2013, or 1.58% of total assets.  Non-accrual loans were $11.6 million at March 31, 2014 and $13.8 million at December 31, 2013.  As a percentage of total loans outstanding, non-accrual loans were 1.87% at March 31, 2014 compared to 2.23% at December 31, 2013.  Non-accrual loans include $5.3 million in construction and land development loans, $6.0 million in commercial and residential mortgage loans and $274,000 in other loans at March 31, 2014 as compared to $6.5 million in construction and land development loans, $7.0 million in commercial and residential mortgage loans and $277,000 in other loans at December 31, 2013.  The Bank had loans 90 days past due and still accruing totaling $60,000 and $882,000 as of March 31, 2014 and December 31, 2013, respectively. Other real estate totaled $3.3 million at March 31, 2014 as compared to $1.7 million at December 31, 2013.

           Deposits.  Total deposits at March 31, 2014 were $810.5 million compared to $799.4 million at December 31, 2013. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $100,000, were $694.2 million at March 31, 2014 as compared to $683.9 million at December 31, 2013.  Certificates of deposit in amounts of $100,000 or more totaled $116.2 million at March 31, 2014 as compared to $115.3 million at December 31, 2013.  At March 31, 2014, brokered deposits were $11.2 million as compared to $15.1 million at December 31, 2013. Brokered deposits outstanding as of March 31, 2014 had a weighted average rate of 0.12% with a weighted average original term of ten months as compared to brokered deposits outstanding at December 31, 2013, which had a weighted average rate of 0.14% with a weighted average original term of eight months.

Borrowed Funds. Borrowings from the FHLB totaled $65.0 million at March 31, 2014 and December 31, 2013.  The average balance of FHLB borrowings for the three months ended March 31, 2014 was $65.0 million compared to $69.7 million for the year ended December 31, 2013.  The FHLB borrowings outstanding at March 31, 2014 had interest rates ranging from 1.80% to 4.26% and maturity dates ranging from 2014 to 2019.

Securities sold under agreements to repurchase were $43.3 million at March 31, 2014 compared to $45.4 million at December 31, 2013.

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

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 28, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by PEBK Trust II, in whole or in part, which right became effective on June 28, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount plus any accrued but unpaid interest.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the three months ended March 31, 2014 totaled $943.7 million, exceeding average rate sensitive liabilities of $734.9 million by $208.8 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2014.

Included in the rate sensitive assets are $288.2 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2014, the Company had $204.3 million in loans with interest rate floors.  The floors were in effect on $202.1 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.02% higher than the indexed rate on the promissory notes without interest rate floors.

           Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2014, such unfunded commitments to extend credit were $152.4 million, while commitments in the form of standby letters of credit totaled $3.6 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2014, the Company’s core deposits totaled $694.2 million, or 86% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  The Company's policies include the ability to access wholesale funding of up to 40% of total assets.  The Company's wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 7.51% as of March 31, 2014.

At March 31, 2014, the Bank had a significant amount of deposits in amounts greater than $100,000.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $65.0 million at March 31, 2014 and December 31, 2013.  At March 31, 2014, the carrying value of loans pledged as collateral to the FHLB totaled $128.7 million compared to $132.9 million at December 31, 2013.  As additional collateral, the Bank has pledged securities to the FHLB.  At March 31, 2014, the market value of securities pledged to the FHLB totaled $15.9 million compared to $17.3 million at December 31, 2013.  The remaining availability under the line of credit with the FHLB was $24.6 million at March 31, 2014 compared to $21.6 million at December 31, 2013.  The Bank had no borrowings from the FRB at March 31, 2014 or December 31, 2013.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2014, the carrying value of loans pledged as collateral to the FRB totaled $320.8 million compared to $315.2 million at December 31, 2013.

The Bank also had the ability to borrow up to $62.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of March 31, 2014.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 36.45% at March 31, 2014 and 35.65% at December 31, 2013.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of March 31, 2014 and December 31, 2013 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2014	December 31, 2013
Contractual Cash Obligations
Long-term borrowings	$65,000	65,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	3,598	3,743
Total	$89,217	89,362
Other Commitments
Commitments to extend credit	$152,376	146,243
Standby letters of credit and financial guarantees written	3,592	4,361
Total	$155,968	150,604

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

Capital Resources.  Shareholders’ equity was $88.4 million, or 8.5% of total assets, as of March 31, 2014, compared to $98.3 million, or 9.7% of total assets, as of March 31, 2013.  This decrease reflects the Company’s repurchase and redemption of its Series A preferred stock combined with a reduction in accumulated other comprehensive income resulting from a decrease in the unrealized gain on investment securities.

During 2012, the Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of Series A preferred stock from the UST.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,576, including $83,575 accrued and unpaid dividends on the Series A preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999 difference between the $12,530,000 face value of the Series A preferred stock retired and the $11,695,001 purchase price of the Series A preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining Series A preferred shares were redeemable at any time at par.

During 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company’s common stock.  The Company repurchased the Warrant for a total price of $425,000.  The exercise price of the Warrant was $10.52 per common share and was exercisable at anytime on or before December 18, 2018.  The Company is no longer accreting the discount associated with the Warrant, as the discount remaining at the time of repurchase was included in the cost of the Warrant.  As of December 31, 2013, the Company had accreted a total of $478,000 of the discount related to the Series A preferred stock.

The Company received regulatory approval in December 2013 to repurchase and redeem the remaining 12,524 outstanding shares of its Series A preferred stock.  The repurchase and redemption was completed on January 17, 2014 and was reflected on the Company’s Consolidated Balance Sheets as of December 31, 2013.   “Accrued interest payable and other liabilities” at December 31, 2013 includes $12.6 million for the payment to preferred shareholders of principal and accrued dividends on January 17, 2014.

Annualized return on average equity for the three months ended March 31, 2014 was 11.92% compared to 6.67% for the year ended December 31, 2013.  Total cash dividends paid on common stock were $227,000 and $168,000 for the three months ended March 31, 2014 and 2013, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2014 and December 31, 2013 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 15.09% and 14.83% at March 31, 2014 and December 31, 2013, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 16.40% and 16.14% at March 31, 2014 and December 31, 2013, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.52% and 10.08% at March 31, 2014 and December 31, 2013, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.68% and 14.43% at March 31, 2014 and December 31, 2013, respectively.  The total risk-based capital ratio for the Bank was 15.98% and 15.73% at March 31, 2014 and December 31, 2013, respectively.   The Bank’s Tier 1 leverage capital ratio was 10.22% and 9.79% at March 31, 2014 and December 31, 2013, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2014.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. The Plaintiff seeks to have the lawsuit certified as a class action.  On June 6, 2013, the Bank filed a motion for judgment on the pleadings, which was heard in the North Carolina Business Court on October 1, 2013.   On April 15, 2014, the North Carolina Business Court denied the Bank’s motion for judgment on the pleadings.   The effect of the court's ruling, which is not a determination on the merits, is to allow the case to proceed to the next stages of the legal process, including discovery and determination as to whether class certification is appropriate or not.  The Bank continues to believe that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit, including the request that the lawsuit be certified as a class action.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Total
Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

January 1 - 31, 2014	788		$15.40	-	-

February 1 - 28, 2014	-		-	-	-

March 1 - 31, 2014	291		15.72	-	-

Total	1,079	(1)	$15.49	-

(1) The Company purchased 1,079 shares on the open market in the three months ended March 31, 2014 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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
period ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 8, 2014	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2014	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)