Form 10-Q
period 2014-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2014-08-08
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,617,125 shares of common stock, outstanding at July 31, 2014.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December
	31, 2013 (Audited)	3

	Consolidated Statements of Earnings for the three and six months ended
	June 30, 2014 and 2013 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and six
	months ended June 30, 2014 and 2013 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three and six months ended
	June 30, 2014 and 2013 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-23

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4T.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities	41
Item 5.	Other Information	41
Item 6.	Exhibits	41-44
Signatures		45
Certifications		46-48

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in Peoples Bancorp of North Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

PART I.	FINANCIAL INFORMATION

Item I.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Dollars in thousands)
	June 30,	December 31,
Assets	2014	2013
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$54,522	49,902
of $10,561 and $11,472, respectively
Interest-bearing deposits	20,546	26,871
Cash and cash equivalents	75,068	76,773

Investment securities available for sale	297,165	297,890
Other investments	4,706	4,990
Total securities	301,871	302,880

Mortgage loans held for sale	2,048	497

Loans	633,336	620,960
Less allowance for loan losses	(12,675)	(13,501)
Net loans	620,661	607,459

Premises and equipment, net	16,762	16,358
Cash surrender value of life insurance	13,914	13,706
Other real estate	3,532	1,679
Accrued interest receivable and other assets	13,996	15,332
Total assets	$1,047,852	1,034,684

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$206,655	195,265
NOW, MMDA & savings	397,305	386,893
Time, $100,000 or more	112,201	115,268
Other time	95,318	101,935
Total deposits	811,479	799,361

Securities sold under agreements to repurchase	46,764	45,396
FHLB borrowings	65,000	65,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	10,943	20,589
Total liabilities	954,805	950,965

Commitments

Shareholders' equity:
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,617,125 and 5,613,495 shares, respectively	48,170	48,133
Retained earnings	41,433	36,758
Accumulated other comprehensive income (loss)	3,444	(1,172)
Total shareholders' equity	93,047	83,719

Total liabilities and shareholders' equity	$1,047,852	1,034,684

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Six Months Ended June 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$7,491	7,439	14,893	15,079
Interest on due from banks	12	28	24	40
Interest on investment securities:
U.S. Government sponsored enterprises	804	286	1,651	664
States and political subdivisions	1,169	1,069	2,346	2,053
Other	100	87	207	176
Total interest income	9,576	8,909	19,121	18,012

Interest expense:
NOW, MMDA & savings deposits	125	200	251	418
Time deposits	303	422	637	889
FHLB borrowings	549	635	1,094	1,296
Junior subordinated debentures	97	100	193	199
Other	11	15	21	32
Total interest expense	1,085	1,372	2,196	2,834

Net interest income	8,491	7,537	16,925	15,178

Provision for loan losses	67	773	(282)	1,827

Net interest income after provision for loan losses	8,424	6,764	17,207	13,351

Non-interest income:
Service charges	1,223	1,104	2,352	2,143
Other service charges and fees	260	268	679	642
Gain on sale of securities	-	352	26	614
Mortgage banking income	188	315	292	699
Insurance and brokerage commissions	162	178	361	317
Gain/(loss) on sale and write-down of
other real estate	12	(184	(150)	(173)
Miscellaneous	1,265	1,276	2,392	2,494
Total non-interest income	3,110	3,309	5,952	6,736

Non-interest expense:
Salaries and employee benefits	4,207	4,240	8,483	8,430
Occupancy	1,466	1,320	2,988	2,632
Other	2,394	2,419	4,720	4,655
Total non-interest expense	8,067	7,979	16,191	15,717

Earnings before income taxes	3,467	2,094	6,968	4,370

Income tax expense	916	461	1,838	979

Net earnings	2,551	1,633	5,130	3,391

Dividends and accretion on preferred stock	-	156	-	313

Net earnings available to common shareholders	$2,551	1,477	5,130	3,078

Basic and diluted net earnings per common share	$0.45	0.26	0.91	0.55
Cash dividends declared per common share	$0.04	0.03	0.08	0.06

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Three and Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,551	1,633	5,130	3,391

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	3,726	(6,583)	7,586	(7,798)
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	(352)	(26)	(614)

Total other comprehensive income (loss),
before income taxes	3,726	(6,935)	7,560	(8,412)

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding gains (losses) on securities
available for sale	1,451	(2,564)	2,954	(3,038)
Reclassification adjustment for gains
on securities available for sale
included in net earnings	-	(137)	(10)	(239)

Total income tax expense (benefit) related to
other comprehensive income (loss)	1,451	(2,701)	2,944	(3,277)

Total other comprehensive income (loss),
net of tax	2,275	(4,234)	4,616	(5,135)

Total comprehensive income (loss)	$4,826	(2,601)	9,746	(1,744)

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$5,130	3,391
Adjustments to reconcile net earnings to
net cash (used) provided by operating activities:
Depreciation, amortization and accretion	3,258	4,438
Provision for loan losses	(282)	1,827
Gain on sale of investment securities	(26)	(614)
Gain on sale of other real estate	(2)	(86)
Write-down of other real estate	152	259
Restricted stock expense	167	70
Change in:
Mortgage loans held for sale	(1,552)	920
Cash surrender value of life insurance	(208)	(214)
Other assets	(2,274)	2,217
Other liabilities	2,877	(1,381)

Net cash provided by operating activities	7,240	10,827

Cash flows from investing activities:
Purchases of investment securities available for sale	(13,070)	(59,154)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	18,415	35,031
Proceeds from sales of investment securities available for sale	677	17,463
FHLB stock redemption	284	384
Net change in loans	(15,978)	7,718
Purchases of premises and equipment	(1,372)	(1,666)
Proceeds from sales of other real estate and repossessions	1,554	3,619

Net cash (used) provided by investing activities	(9,490)	3,395

Cash flows from financing activities:
Net change in deposits	12,118	6,908
Net change in securities sold under agreements to repurchase	1,368	11,393
Proceeds from FHLB borrowings	-	15,000
Repayments of FHLB borrowings	-	(15,000)
Preferred stock repurchase	(12,524)
Proceeds from stock options exercised	37	-
Cash dividends paid on preferred stock	-	(313)
Cash dividends paid on common stock	(454)	(337)

Net cash provided by financing activities	545	17,651

Net change in cash and cash equivalent	(1,705)	31,873

Cash and cash equivalents at beginning of period	76,773	48,843

Cash and cash equivalents at end of period	$75,068	80,716

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,217	2,889
Income taxes	$837	1,112

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$4,616	(5,135)
Transfers of loans to other real estate and repossessions	$3,288	2,003
Financed portion of sales of other real estate	$230	40

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

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606):  Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance on the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive.  ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2014, the FASB issued ASU No. 2014-11, (Subtopic 860-10): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  ASU No. 2014-11 makes limited amendments to the guidance in FASB Accounting Standards Codification ("ASC") 860, Transfers and Servicing, on accounting for certain repurchase agreements (repos). ASU No. 2014-1 (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. ASU 2014-11 also amends FASB ASC 860 to clarify that repos and securities lending transactions that do not meet all of the derecognition criteria should be accounted for as secured borrowings. In addition, ASU No. 2014-11provides examples of repurchase and securities lending arrangements that illustrate whether a transferor has maintained effective control over the transferred financial assets.  ASU No. 2014-11 is effective for reporting periods beginning the first interim or annual period after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at June 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$115,747	1,937	170	117,514
U.S. Government
sponsored enterprises	25,211	107	217	25,101
State and political subdivisions	145,573	4,398	1,342	148,629
Corporate bonds	3,495	14	22	3,487
Trust preferred securities	750	-	-	750
Equity securities	748	936	-	1,684
Total	$291,524	7,392	1,751	297,165

(Dollars in thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$123,706	1,040	769	123,977
U.S. Government
sponsored enterprises	22,115	97	69	22,143
State and political subdivisions	148,468	1,987	5,087	145,368
Corporate bonds	3,522	11	70	3,463
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	941	-	1,689
Total	$299,809	4,076	5,995	297,890

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2014 and December 31, 2013 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,550	6	18,386	164	26,936	170
U.S. Government
sponsored enterprises	16,483	217	-	-	16,483	217
State and political subdivisions	12,495	40	38,905	1,302	51,400	1,342
Corporate bonds	1,000	-	533	22	1,533	22
Total	$38,528	263	57,824	1,488	96,352	1,751

(Dollars in thousands)
	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$40,857	691	10,128	78	50,985	769
U.S. Government
sponsored enterprises	9,714	69	-	-	9,714	69
State and political subdivisions	77,187	4,863	1,824	224	79,011	5,087
Corporate bonds	1,984	16	511	54	2,495	70
Total	$129,742	5,639	12,463	356	142,205	5,995

At June 30, 2014, unrealized losses in the investment securities portfolio relating to debt securities totaled $1.8 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2014 tables above, 50 out of 175 securities issued by state and political subdivisions contained unrealized losses, 17 out of 95 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses, and two out of five securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations on each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2014, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2014
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$4,392	4,401
Due from one to five years	37,594	38,956
Due from five to ten years	114,940	116,246
Due after ten years	18,103	18,364
Mortgage-backed securities	115,747	117,514
Equity securities	748	1,684
Total	$291,524	297,165

Proceeds from sales of securities available for sale during the six months ended June 30, 2014 were $677,000 and resulted in gross gains of $26,000.  Proceeds from sales of securities available for sale during the six months ended June 30, 2013 were $17.5 million and resulted in gross gains of $738,000 and gross losses of $124,000.

Securities with a fair value of approximately $83.9 million and $86.0 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at June 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)
	June 30, 2014	December 31, 2013
Real estate loans
Construction and land development	$59,843	63,742
Single-family residential	196,192	195,975
Single-family residential -
Banco de la Gente stated income	48,165	49,463
Commercial	214,378	209,287
Multifamily and farmland	11,821	11,801
Total real estate loans	530,399	530,268

Loans not secured by real estate
Commercial loans	78,056	68,047
Farm loans	93	19
Consumer loans	10,143	9,593
All other loans	14,645	13,033

Total loans	633,336	620,960

Less allowance for loan losses	12,675	13,501

Total net loans	$620,661	607,459

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of June 30, 2014, construction and land development loans comprised approximately 9% of the Bank’s total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of June 30, 2014, single-family residential loans comprised approximately 39% of the Bank’s total loan portfolio, and include Banco de la Gente single-family residential stated income loans, which were approximately 8% of the Bank’s total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of June 30, 2014, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of June 30, 2014, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2014 and December 31, 2013:

June 30, 2014
(Dollars in thousands)
	Loans 30- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$830	4,862	5,692	54,151	59,843	-
Single-family residential	1,453	667	2,120	194,072	196,192	392
Single-family residential -
Banco de la Gente stated income	1,874	719	2,593	45,572	48,165	-
Commercial	1,652	289	1,941	212,437	214,378	-
Multifamily and farmland	169	-	169	11,652	11,821	-
Total real estate loans	5,978	6,537	12,515	517,884	530,399	392

Loans not secured by real estate
Commercial loans	1,001	49	1,050	77,006	78,056	-
Farm loans	-	-	-	93	93	-
Consumer loans	129	-	129	10,014	10,143	-
All other loans	-	-	-	14,645	14,645	-
Total loans	$7,108	6,586	13,694	619,642	633,336	392

December 31, 2013
(Dollars in thousands)
	Loans 30- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$3,416	5,426	8,842	54,900	63,742	-
Single-family residential	4,518	1,555	6,073	189,902	195,975	-
Single-family residential -
Banco de la Gente stated income	9,833	1,952	11,785	37,678	49,463	881
Commercial	1,643	486	2,129	207,158	209,287	-
Multifamily and farmland	177	-	177	11,624	11,801	-
Total real estate loans	19,587	9,419	29,006	501,262	530,268	881

Loans not secured by real estate
Commercial loans	424	29	453	67,594	68,047	-
Farm loans	-	-	-	19	19	-
Consumer loans	181	3	184	9,409	9,593	1
All other loans	-	-	-	13,033	13,033	-
Total loans	$20,192	9,451	29,643	591,317	620,960	882

The following table presents the Company’s non-accrual loans as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)
	June 30, 2014	December 31, 2013
Real estate loans
Construction and land development	$5,216	6,546
Single-family residential	1,563	2,980
Single-family residential -
Banco de la Gente stated income	1,780	1,990
Commercial	1,804	2,043
Total real estate loans	10,363	13,559

Loans not secured by real estate
Commercial loans	511	250
Consumer loans	47	27
Total	$10,921	13,836

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $27.7 million, $27.6 million and $26.2 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.  Interest income recognized on accruing impaired loans was $681,000, $579,000 and $1.3 million for the six months ended June 30, 2014, the six months ended June 30, 2013 and the year ended December 31, 2013, respectively.  Interest income recognized on accruing impaired loans was $325,000 and $286,000 for the three months ended June 30, 2014 and 2013, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present the Company’s impaired loans as of June 30, 2014 and December 31, 2013:

June 30, 2014
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$6,963	3,784	2,355	6,139	56	6,502
Single-family residential	5,972	947	4,827	5,774	132	7,507
Single-family residential -
Banco de la Gente stated income	21,758	-	21,129	21,129	1,217	20,303
Commercial	4,665	2,251	2,145	4,396	256	4,463
Multifamily and farmland	169	-	169	169	1	172
Total impaired real estate loans	39,527	6,982	30,625	37,607	1,662	38,947

Loans not secured by real estate
Commercial loans	849	-	755	755	16	895
Consumer loans	303	249	51	300	1	305
Total impaired loans	$40,679	7,231	31,431	38,662	1,679	40,147

December 31, 2013
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$9,861	6,293	868	7,161	53	8,289
Single-family residential	7,853	1,428	5,633	7,061	123	7,859
Single-family residential -
Banco de la Gente stated income	22,034	-	21,242	21,242	1,300	21,242
Commercial	5,079	3,045	1,489	4,534	182	4,171
Multifamily and farmland	177	-	177	177	1	184
Total impaired real estate loans	45,004	10,766	29,409	40,175	1,659	41,745

Loans not secured by real estate
Commercial loans	999	257	724	981	15	826
Consumer loans	302	264	35	299	1	247
Total impaired loans	$46,305	11,287	30,168	41,455	1,675	42,818

Changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,218	3,123	1,863	2,219	37	1,069	-	245	1,727	13,501
Charge-offs	(260)	(194)	(140)	(131)	-	(193)	-	(254)	-	(1,172)
Recoveries	282	60	17	161	-	26	-	82	-	628
Provision	147	(141)	(32)	(410)	(30)	179	-	180	(175)	(282)
Ending balance	$3,387	2,848	1,708	1,839	7	1,081	-	253	1,552	12,675

Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,133	3,132	1,767	2,196	36	945	-	230	1,539	12,978
Charge-offs	-	(171)	(108)	(20)	-	(181)	-	(117)	-	(597)
Recoveries	3	52	5	101	-	21	-	45	-	227
Provision	251	(165)	44	(438)	(29)	296	-	95	13	67
Ending balance	$3,387	2,848	1,708	1,839	7	1,081	-	253	1,552	12,675

Allowance for loan losses June 30, 2014:
Ending balance: individually
evaluated for impairment	$-	67	1,175	-	-	242	-	-	-	1,484
Ending balance: collectively
evaluated for impairment	3,387	2,781	533	1,839	7	839	-	253	1,552	11,191
Ending balance	$3,387	2,848	1,708	1,839	7	1,081	-	253	1,552	12,675

Loans June 30, 2014:
Ending balance	$59,843	196,192	48,165	214,378	11,821	78,056	93	24,788	-	633,336

Ending balance: individually
evaluated for impairment	$5,297	2,325	19,287		-	3,307	-	250	-	30,466
Ending balance: collectively
evaluated for impairment	$54,546	193,867	28,878	214,378	11,821	74,749	93	24,538	-	602,870

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$4,399	3,231	1,998	2,049	28	1,088	-	245	1,385	14,423
Charge-offs	(715)	(636)	(224)	(275)	-	(382)	-	(281)	-	(2,513)
Recoveries	26	43	70	50	-	25	-	78	-	292
Provision	1,015	666	80	34	6	91	-	187	(252)	1,827
Ending balance	$4,725	3,304	1,924	1,858	34	822	-	229	1,133	14,029

Three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$4,785	3,182	1,976	1,811	30	1,209	-	232	1,187	14,412
Charge-offs	(218)	(274)	(72)	(275)	-	(361)	-	(134)	-	(1,334)
Recoveries	25	24	70	2	-	14	-	43	-	178
Provision	133	372	(50)	320	4	(40)	-	88	(54)	773
Ending balance	$4,725	3,304	1,924	1,858	34	822	-	229	1,133	14,029

Allowance for loan losses June 30, 2013:
Ending balance: individually
evaluated for impairment	$6	343	1,234	-	-	-	-	-	-	1,583
Ending balance: collectively
evaluated for impairment	4,719	2,961	690	1,858	34	822	-	229	1,133	12,446
Ending balance	$4,725	3,304	1,924	1,858	34	822	-	229	1,133	14,029

Loans June 30, 2013:
Ending balance	$70,112	192,601	50,454	191,368	10,918	66,161	24	26,434	-	608,072

Ending balance: individually
evaluated for impairment	$7,626	3,480	19,912	3,125	-	-	-	279	-	34,422
Ending balance: collectively
evaluated for impairment	$62,486	189,121	30,542	188,243	10,918	66,161	24	26,155	-	573,650

The provision for loan losses for the three months ended June 30, 2014 was $67,000, as compared to $773,000 for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $5.2 million reduction in non-accrual loans from June 30, 2013 to June 30, 2014 and a reduction in net charge-offs of $786,000 during the three months ended June 30, 2014, as compared to the same period one year ago.

The provision for loan losses for the six months ended June 30, 2014 was a credit of $282,000, as compared to an expense of $1.8 million for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $1.7 million decrease in net charge-offs during the six months ended June 30, 2014 compared to the same period one year ago and a $5.2 million reduction in non-accrual loans from June 30, 2013 to June 30, 2014.  The credit to provision for loan losses in the six months ended June 30, 2014 resulted from, and was considered appropriate as part of, management’s assessment and estimate of the risks in the total loan portfolio and determination of the total allowance for loan losses.  The primary factors contributing to the decrease in the allowance for loan losses at June 30, 2014 to $12.7 million from $13.5 million at December 31, 2013 were the continuing positive trends in indicators of potential losses on loans, primarily non-accrual loans and the reduction in net charge-offs.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2014 and December 31, 2013:

June 30, 2014
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	15,376	-	-	-	720	-	1,386	-	17,482
2- High Quality	8,224	66,361	-	37,883	682	11,404	-	3,659	1,972	130,185
3- Good Quality	23,249	71,086	21,528	129,951	6,621	51,697	93	4,424	10,439	319,088
4- Management Attention	12,949	32,416	8,293	35,900	1,643	12,452	-	575	2,234	106,462
5- Watch	7,355	5,914	7,040	6,661	2,706	944	-	20	-	30,640
6- Substandard	8,066	5,039	11,304	3,983	169	770	-	77	-	29,408
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	69	-	2	-	71
Total	$59,843	196,192	48,165	214,378	11,821	78,056	93	10,143	14,645	633,336

December 31, 2013
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$7	15,036	-	-	-	365	-	1,270	-	16,678
2- High Quality	7,852	60,882	-	33,340	715	8,442	-	3,519	2,139	116,889
3- Good Quality	22,899	73,118	22,255	123,604	7,882	44,353	19	4,061	8,565	306,756
4- Management Attention	14,464	34,090	8,369	42,914	286	13,704	-	358	2,329	116,514
5- Watch	8,163	6,806	8,113	5,190	2,741	320	-	50	-	31,383
6- Substandard	10,357	6,043	10,726	4,239	177	863	-	330	-	32,735
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	5	-	5
Total	$63,742	195,975	49,463	209,287	11,801	68,047	19	9,593	13,033	620,960

Total TDR loans amounted to $11.7 million and $21.9 million at June 30, 2014 and December 31, 2013, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $1.5 million and $335,000 in performing loans classified as TDR loans at June 30, 2014 and December 31, 2013, respectively.

The Bank did not enter into any new TDR loan modifications during the three months ended June 30, 2014.  The following table presents an analysis of loan modifications during the six months ended June 30, 2014:

Six months ended June 30, 2014
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$316	316
Single-family residential	1	734	734
Single-family residential -
Banco de la Gente stated income	6	494	494
Total real estate TDR loans	8	1,544	1,544

Total TDR loans	8	$1,544	1,544

The following tables present an analysis of loan modifications during the three and six months ended June 30, 2013:

Three months ended June 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$724	712
Single-family residential	2	78	78
Single-family residential -
Banco de la Gente stated income	1	140	138
Total real estate TDR loans	4	942	928

Total TDR loans	4	$942	928

Six months ended June 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	2	$841	829
Single-family residential	2	78	78
Single-family residential -
Banco de la Gente stated income	4	472	469
Total real estate TDR loans	8	1,391	1,376

Total TDR loans	8	$1,391	1,376

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and six months ended June 30, 2014 and 2013 is as follows:

For the three months ended June 30, 2014
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$2,551	5,616,008	$0.45
Effect of dilutive securities:
Stock options	-	25,471
Diluted earnings per common share	$2,551	5,641,479	$0.45

For the six months ended June 30, 2014
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$5,130	5,614,758	$0.91
Effect of dilutive securities:
Stock options	-	22,432
Diluted earnings per common share	$5,130	5,637,190	$0.91

For the three months ended June 30, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,477	5,613,495	$0.26
Effect of dilutive securities:
Stock options	-	5,589
Diluted earnings per common share	$1,477	5,619,084	$0.26

For the six months ended June 30, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$3,078	5,613,495	$0.55
Effect of dilutive securities:
Stock options	-	5,185
Diluted earnings per common share	$3,078	5,618,680	$0.55

(5)	Stock-Based Compensation

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

In addition, under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a grant date fair value of $11.37 per share during the fourth quarter of 2008. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (three years from the grant date for the grants of restricted stock units to date under the 1999 Plan).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of June 30, 2014, there was no unrecognized compensation expense related to the 2007 and 2008 restricted stock unit grants granted under the 1999 Plan.

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

The Company granted 29,514 restricted stock units under the 2009 Plan at a grant date fair value of $7.90 per share during the first quarter of 2012.  5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the 2009 Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the 2009 Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company’s stock price during the period.  As of June 30, 2014, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $840,000.

The Company recognized compensation expense for restricted stock awards granted under the 2009 Plan of $167,000 and $70,000 for the six months ended June 30, 2014 and 2013, respectively.

(6)	Fair Value

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination or issuance.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)
	June 30, 2014
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$117,514	-	117,514	-
U.S. Government
sponsored enterprises	$25,101	-	25,101	-
State and political subdivisions	$148,629	-	148,629	-
Corporate bonds	$3,487	-	3,487	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,684	1,684	-	-

(Dollars in thousands)
	December 31, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$123,977	-	123,977	-
U.S. Government
sponsored enterprises	$22,143	-	22,143	-
State and political subdivisions	$145,368	-	145,368	-
Corporate bonds	$3,463	-	3,463	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,689	1,689	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2014.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	(500)
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at June 30, 2014 and December 31, 2013 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2014	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2014
Impaired loans	$36,983	-	-	36,983	(433)
Other real estate	$3,532	-	-	3,532	(150)

(Dollars in thousands)
	Fair Value Measurements December 31, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2013
Impaired loans	$39,780	-	-	39,780	(3,207)
Other real estate	$1,679	-	-	1,679	(581)

The carrying amount and estimated fair value of financial instruments at June 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,068	75,068	-	-	75,068
Investment securities available for sale	297,165	1,684	294,731	750	297,165
Other investments	4,706	-	-	4,706	4,706
Mortgage loans held for sale	2,048	-	-	2,048	2,048
Loans, net	620,661	-	-	623,799	623,799
Cash surrender value of life insurance	13,914	-	13,914	-	13,914

Liabilities:
Deposits	$811,479	-	810,415	-	810,415
Securities sold under agreements
to repurchase	46,764	-	46,764	-	46,764
FHLB borrowings	65,000	-	65,984	-	65,984
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,773	76,773	-	-	76,773
Investment securities available for sale	297,890	1,689	294,951	1,250	297,890
Other investments	4,990	-	-	4,990	4,990
Mortgage loans held for sale	497	-	-	497	497
Loans, net	607,459	-	-	612,132	612,132
Cash surrender value of life insurance	13,706	-	13,706	-	13,706

Liabilities:
Deposits	$799,361	-	798,460	-	798,460
Securities sold under agreements
to repurchase	45,396	-	45,396	-	45,396
FHLB borrowings	65,000	-	65,891	-	65,891
Junior subordinated debentures	20,619	-	20,619	-	20,619

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2014 or December 31, 2013.

(8)	Subsequent Events

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

Economic conditions in 2014 continue to demonstrate signs of improvement.  While the general trends are positive, the lack of significant recoveries in the housing and job markets continue to stress various segments of our customer base and therefore limit the impact of the economic recovery to our financial condition and results of operations.  With the unemployment rate continuing to be higher than historical norms and home prices well below pre-crisis levels, the primary indicators of economic activity for our markets continue to point to challenging business conditions that have slowed our return to pre-crisis levels of earnings.  This is also reflected in our local markets, as the unemployment rate in our primary markets remains above the national and state unemployment rates.

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

Our business emphasis has been to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. We are committed to meeting the financial needs of the communities in which we operate. We believe that we can be more effective in servicing our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries.  While we continue to focus our resources in and around our current footprint, we do consider other avenues of growth that could add shareholder value.

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

GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. There is a three-level fair value hierarchy for fair value measurements.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)
	June 30, 2014
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$117,514	-	117,514	-
U.S. Government
sponsored enterprises	$25,101	-	25,101	-
State and political subdivisions	$148,629	-	148,629	-
Corporate bonds	$3,487	-	3,487	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,684	1,684	-	-

(Dollars in thousands)
	December 31, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$123,977	-	123,977	-
U.S. Government
sponsored enterprises	$22,143	-	22,143	-
State and political subdivisions	$145,368	-	145,368	-
Corporate bonds	$3,463	-	3,463	-
Trust preferred securities	$1,250	-	-	1,250
Equity securities	$1,689	1,689	-	-

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

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2014:

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$1,250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	(500)
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The Bank’s June 30, 2014 and December 31, 2013 fair value measurements for impaired loans and other real estate on a non-recurring basis are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2014	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Six Months Ended June 30, 2014
Impaired loans	$36,983	-	-	36,983	(433)
Other real estate	$3,532	-	-	3,532	(150)

(Dollars in thousands)
	Fair Value Measurements December 31, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2013
Impaired loans	$39,780	-	-	39,780	(3,207)
Other real estate	$1,679	-	-	1,679	(581)

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment, with the exception of the Bank’s TDR loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $27.7 million, $27.6 million and $26.2 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.  Interest income recognized on accruing impaired loans was $681,000, $579,000 and $1.3 million for the six months ended June 30, 2014, the six months ended June 30, 2013 and the year ended December 31, 2013, respectively.  Interest income recognized on accruing impaired loans was $325,000 and $286,000 for the three months ended June 30, 2014 and 2013, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

Results of Operations
Summary.  Net earnings were $2.6 million or $0.45 basic and diluted net earnings per share for the three months ended June 30, 2014, as compared to $1.6 million or $0.29 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders were $2.6 million or $0.45 basic and diluted net earnings per common share for the three months ended June 30, 2014, as compared to $1.5 million or $0.26 basic and diluted net earnings per common share, for the same period one year ago.  The increase in second quarter earnings is attributable to a decrease in the provision for loan losses and an increase in net interest income, which were partially offset by a decrease in non-interest income.

The annualized return on average assets was 1.00% for the three months ended June 30, 2014 compared to 0.64% for the same period one year ago, and annualized return on average shareholders’ equity was 11.08% for the three months ended June 30, 2014 compared to 6.55% for the same period one year ago.

Year-to-date net earnings as of June 30, 2014 were $5.1 million or $0.91 basic and diluted net earnings per share, as compared to $3.4 million or $0.60 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, for the same period one year ago. After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the six months ended June 30, 2014 were $5.1 million or $0.91 basic and diluted net earnings per common share, as compared to $3.1 million or $0.55 basic and diluted net earnings per common share, for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to a decrease in the provision for loan losses and an increase in net interest income, which were partially offset by a decrease in non-interest income and an increase in non-interest expense, as discussed below.

The annualized return on average assets was 1.01% for the six months ended June 30, 2014 compared to 0.68% for the same period one year ago, and annualized return on average shareholders’ equity was 11.33% for the six months ended June 30, 2014 compared to 6.80% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.5 million for the three months ended June 30, 2014, compared to $7.5 million for the same period one year ago.  This increase was primarily due to an increase in interest income due to an increase in the yield on investment securities and an increase in the average outstanding balance of investment securities combined with a decrease in interest expense due to a reduction in the cost of funds.

Interest income increased $667,000 or 7% for the three months ended June 30, 2014 compared to the same period one year ago.  The increase was primarily due to an increase in the yield on investment securities and an increase in the average outstanding balance of investment securities.  The average yield on investment securities available for sale for the quarters ended June 30, 2014 and 2013 was 3.55% and 2.67%, respectively.  The average yield on earning assets for the quarters ended June 30, 2014 and 2013 was 4.34% and 3.97%, respectively.  During the quarter ended June 30, 2014, average investment securities available for sale increased $4.2 million to $295.2 million from $291.0 million for the three months ended June 30, 2013.  During the quarter ended June 30, 2014, average loans increased $12.2 million to $619.7 million from $607.5 million for the three months ended June 30, 2013.

Interest expense decreased $287,000 or 21% for the three months ended June 30, 2014 compared with the same period one year ago due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.13% for the three months ended June 30, 2014 as compared to 0.21% for the same period one year ago.  The average rate paid on certificates of deposit was 0.58% for the three months ended June 30, 2014 compared to 0.73% for the same period one year ago.  During the quarter ended June 30, 2014, average certificates of deposit decreased $22.6 million to $210.3 million from $232.9 million for the three months ended June 30, 2013.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2014 and 2013. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 37.96% for securities that are both federal and state tax exempt and an effective tax rate of 31.96% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$619,675	7,491	4.85%	607,481	7,439	4.91%
Investments - taxable	125,403	758	2.42%	139,546	225	0.65%
Investments - nontaxable*	175,107	1,901	4.38%	157,283	1,747	4.46%
Other	18,060	12	0.26%	48,588	28	0.23%

Total interest-earning assets	938,245	10,162	4.34%	952,898	9,439	3.97%

Cash and due from banks	47,399			28,002
Other assets	52,362			54,430
Allowance for loan losses	(13,018)			(14,286)

Total assets	$1,024,988			1,021,044

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$392,186	125	0.13%	374,531	200	0.21%
Time deposits	210,251	303	0.58%	232,868	422	0.73%
FHLB borrowings	65,000	549	3.39%	70,000	635	3.64%
Trust preferred securities	20,619	97	1.89%	20,619	100	1.96%
Other	45,597	11	0.09%	41,965	15	0.14%

Total interest-bearing liabilities	733,653	1,085	0.59%	739,983	1,372	0.74%

Demand deposits	195,383			176,974
Other liabilities	4,786			4,714
Shareholders' equity	92,388			100,054

Total liabilities and shareholder's equity	$1,026,210			1,021,725

Net interest spread		$9,077	3.75%		8,067	3.23%

Net yield on interest-earning assets			3.88%			3.40%

Taxable equivalent adjustment
Investment securities		$586			530

Net interest income		$8,491			7,537

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $25.4 million in 2014 and $19.3 million in 2013. Tax rates of 6.00% and 6.90% were used to calculate the tax equivalent yield on these securities in 2014 and 2013, respectively.

Year-to-date net interest income as of June 30, 2014 increased 11.5% to $16.9 million compared to $15.2 million for the same period one year ago.  This increase was primarily due to an increase in interest income due to an increase in the yield on investment securities and an increase in the average outstanding balance of investment securities combined with a decrease in interest expense due to a reduction in the cost of funds.

Interest income increased $1.1 million or 6% for the six months ended June 30, 2014 compared with the same period in 2013.  This increase was primarily due to an increase in the yield on investment securities and an increase in the average outstanding balance of investment securities.  The average yield on investment securities available for sale for the six months ended June 30, 2014 and 2013 was 3.56% and 2.66%, respectively.  The average yield on earning assets for the six months ended June 30, 2014 and 2013 was 4.35% and 4.06%, respectively.  During the six months ended June 30, 2014, average investment securities available for sale increased $8.3 million to $297.1 million from $288.8 million for the six months ended June 30, 2013.  During the six months ended June 30, 2014, average loans increased $4.3 million to $618.6 million from $614.3 million for the six months ended June 30, 2013.

Interest expense decreased $638,000 or 23% for the six months ended June 30, 2014 compared with the same period in 2013 primarily due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.13% for the six months ended June 30, 2014 as compared to 0.23% for the same period one year ago.  The average rate paid on certificates of deposits was 0.60% for the six months ended June 30, 2014 compared to 0.75% for the same period one year ago.  Average certificates of deposit decreased $22.8 million to $214.8 million for the six months ended June 30, 2014 from $237.6 million for the six months ended June 30, 2013.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2014 and 2013. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using an effective tax rate of 37.96% for securities that are both federal and state tax exempt and an effective tax rate of 31.96% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$618,574	14,893	4.86%	614,241	15,079	4.95%
Investments - taxable	127,983	1,549	2.44%	144,278	567	0.79%
Investments - nontaxable*	174,556	3,833	4.43%	150,499	3,342	4.48%
Other	19,359	24	0.25%	35,885	40	0.22%

Total interest-earning assets	940,472	20,299	4.35%	944,903	19,028	4.06%

Cash and due from banks	45,403			26,884
Other assets	49,579			55,406
Allowance for loan losses	(13,307)			(14,496)

Total assets	$1,022,147			1,012,697

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$389,248	251	0.13%	371,502	418	0.23%
Time deposits	214,825	637	0.60%	237,615	889	0.75%
FHLB borrowings	65,000	1,094	3.40%	70,000	1,296	3.73%
Trust preferred securities	20,619	193	1.89%	20,619	199	1.96%
Other	44,582	21	0.10%	39,371	32	0.16%

Total interest-bearing liabilities	734,274	2,196	0.60%	739,107	2,834	0.77%

Demand deposits	193,985			169,921
Other liabilities	5,185			4,611
Shareholders' equity	91,331			100,532

Total liabilities and shareholder's equity	$1,024,775			1,014,171

Net interest spread		$18,103	3.75%		16,194	3.29%

Net yield on interest-earning assets			3.88%			3.40%

Taxable equivalent adjustment
Investment securities		$1,178			1,016

Net interest income		$16,925			15,178

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $24.1 million in 2014 and $19.2 million in 2013. Tax rates of 6.00% and 6.90% were used to calculate the tax equivalent yield on these securities in 2014 and 2013, respectively.

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

	Three months ended June 30, 2014 compared to three months ended June 30, 2013			Six months ended June 30, 2014 compared to six months ended June 30, 2013
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$148	(96)	52	105	(291)	(186)
Investments - taxable	(54)	587	533	(131)	1,113	982
Investments - nontaxable	196	(42)	154	531	(40)	491
Other	(19)	3	(16)	(20)	4	(16)
Total interest income	271	452	723	485	786	1,271

Interest expense:
NOW, MMDA & savings deposits	7	(82)	(75)	16	(183)	(167)
Time deposits	(37)	(82)	(119)	(77)	(175)	(252)
FHLB borrowings	(44)	(42)	(86)	(88)	(114)	(202)
Trust preferred securities	-	(3)	(3)	-	(6)	(6)
Other	1	(5)	(4)	3	(13)	(10)
Total interest expense	(73)	(214)	(287)	(146)	(491)	(637)
Taxable equivalent net interest income	$344	666	1,010	631	1,277	1,908

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2014 was $67,000, as compared to $773,000 for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $5.2 million reduction in non-accrual loans from June 30, 2013 to June 30, 2014 and a reduction in net charge-offs of $786,000 during the three months ended June 30, 2014, as compared to the same period one year ago.

The provision for loan losses for the six months ended June 30, 2014 was a credit of $282,000, as compared to an expense of $1.8 million for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $1.7 million decrease in net charge-offs during the six months ended June 30, 2014 compared to the same period one year ago and a $5.2 million reduction in non-accrual loans from June 30, 2013 to June 30, 2014.  The credit to provision for loan losses in the six months ended June 30, 2014 resulted from, and was considered appropriate as part of, management’s assessment and estimate of the risks in the total loan portfolio and determination of the total allowance for loan losses.  The primary factors contributing to the decrease in the allowance for loan losses at June 30, 2014 to $12.7 million from $13.5 million at December 31, 2013 were the continuing positive trends in indicators of potential losses on loans, primarily non-accrual loans and the reduction in net charge-offs since 2010, as shown below:

(Dollars in thousands)
	Net charge-offs						Net charge-offs as a percent of average loans outstanding
	Six months ended June 30,		Years ended December 31,				Six months ended June 30,		Years ended December 31,
	2014	2013	2013	2012	2011	2010	2014	2013	2013	2012	2011	2010
Real estate loans
Construction and land development	$(22)	689	400	4,201	6,923	10,135	-0.04%	0.96%	0.58%	4.99%	6.40%	6.84%
Single-family residential	134	593	1,613	814	2,049	2,853	0.07%	0.30%	0.82%	0.39%	0.91%	1.15%
Single-family residential -							0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Banco de la Gente stated income	123	154	132	668	675	425	0.25%	0.30%	0.26%	1.25%	1.23%	0.98%
Commercial	(30)	225	395	563	1,247	753	-0.01%	0.12%	0.20%	0.27%	0.59%	0.43%
Multifamily and farmland	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total real estate loans	205	1,661	2,540	6,246	10,894	14,166	0.04%	0.32%	0.48%	1.12%	1.80%	2.14%
	-	-	-	-	-	-
Loans not secured by real estate
Commercial loans	167	357	458	451	193	1,668	0.25%	0.59%	0.73%	0.75%	0.34%	3.41%
Farm loans	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer loans (1)	172	203	508	408	434	524	1.78%	2.12%	5.27%	4.00%	4.05%	4.73%
All other loans	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total loans	$544	2,221	3,506	7,105	11,521	16,358	0.09%	0.37%	0.57%	1.10%	1.65%	2.16%

Provision for loan losses for the period	$(282)	1,827	2,584	4,924	12,632	16,438

Allowance for loan losses at end of period	$12,675	14,029	13,501	14,423	16,604	15,493

Total loans at end of period	$633,336	608,072	620,960	619,974	670,497	726,160

Non-accrual loans at end of period	$10,921	16,107	13,836	17,630	21,785	40,062

Allowance for loan losses as a percent of
total loans outstanding at end of period	2.00%	2.31%	2.17%	2.33%	2.48%	2.13%

Non-accrual loans as a percent of
total loans outstanding at end of period	1.72%	2.65%	2.23%	2.84%	3.25%	5.52%

(1) The loss ratio for Consumer loans is elevated because overdraft charge-offs related to DDA and NOW accounts are reported in Consumer Loan charge-offs and recoveries. The net overdraft charge-offs are not considered material and are therefore not shown separately.

  Another factor considered in taking a credit to provision expense in the six months ended June 30, 2014 was the continuing decline in the construction and land development portfolio.  This portfolio has experienced the highest percentage of loss since 2010 as shown in the table above.  The balance outstanding declined to $59.8 million at June 30, 2014 from $63.7 million at December 31, 2013, continuing the decline in this portfolio from the maximum balance of $213.7 million at December 31, 2008.   Also, the net losses in this portfolio declined to a credit in the six months ended June 30, 2014 of $22,000 as opposed to a net loss of $689,000 for the same period in 2013.

Non-Interest Income.  Total non-interest income was $3.1 million for the three months ended June 30, 2014, compared to $3.3 million for the same period one year ago.  This decrease is primarily attributable to a $352,000 decrease in gains on sale of securities and a $127,000 decrease in mortgage banking income due to a reduction in mortgage loan activity.  These decreases in non-interest income were partially offset by a $111,000 increase in service charges and fees primarily due to an increase in commercial checking service charge income and a $185,000 increase in miscellaneous non-interest income primarily due to a reduction in losses and write-downs on foreclosed properties for the three months ended June 30, 2014, as compared to the same period one year ago.

Non-interest income was $6.0 million for the six months ended June 30, 2014, compared to $6.7 million for the same period one year ago.  This decrease is primarily attributable to a $588,000 decrease in gains on sale of securities and a $407,000 decrease in mortgage banking income due to a reduction in mortgage loan activity.  These decreases in non-interest income were partially offset by a $246,000 increase in service charges and fees primarily due to an increase in commercial checking service charge income for the six months ended June 30, 2014, as compared to the same period one year ago.

Non-Interest Expense.  Total non-interest expense was $8.1 million for the three months ended June 30, 2014, compared to $8.0 million for the same period one year ago.  This increase is primarily due to a $146,000 increase in occupany expense primarily due to an increase in depreciation expense, which was due to a $145,000 increase in furniture and equipment depreciation expense during the three months ended June 30, 2014, as compared to the same period one year ago.

Non-interest expense was $16.2 million for the six months ended June 30, 2014, as compared to $15.7 million for the same period one year ago.  This increase is primarily due to a $356,000 increase in occupancy expense primarily due to an increase in depreciation expense, which was primarily due to a $257,000 increase in furniture and equipment depreciation expense during the six months ended June 30, 2014, as compared to the same period one year ago.

Income Taxes.  The Company reported income tax expense of $916,000 and $461,000 for the three months ended June 30, 2014 and 2013, respectively.  This represented an effective tax rate of 26% and 22% for the respective periods.

The Company reported income taxes of $1.8 million and $979,000 for the six months ended June 30, 2014 and 2013, respectively.  This represented an effective tax rate of 26% and 22% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $297.2 million at June 30, 2014 compared to $297.9 million at December 31, 2013.  Average investment securities available for sale for the six months ended June 30, 2014 were $295.2 million compared to $293.8 million for the year ended December 31, 2013.

Loans.  At June 30, 2014, loans were $633.3 million compared to $621.0 million at December 31, 2013.  Loans originated or renewed during the three months ended June 30, 2014, amounting to approximately $91.8 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 66% and 65% of average earning assets for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.  The Company had $2.0 million and $497,000 in mortgage loans held for sale as of June 30, 2014 and December 31, 2013, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2014, the Company had $104.7 million in residential mortgage loans, $84.0 million in home equity loans and $280.6 million in commercial mortgage loans, which include $224.7 million secured by commercial property and $55.9 million secured by residential property.   Residential mortgage loans include $56.6 million made to customers in the Company’s traditional banking offices and $48.2 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2014, the Company had $59.8 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	63	$14,078	$30
Land acquisition and development - residential purposes	273	36,028	5,186
1 to 4 family residential construction	41	6,153	-
Commercial construction	6	3,584	-
Total construction and land development	383	$59,843	$5,216

Total TDR loans amounted to $11.7 million and $21.9 million at June 30, 2014 and December 31, 2013, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $1.5 million and $335,000 in performing loans classified as TDR loans at June 30, 2014 and December 31, 2013, respectively.

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

The general allowance reflects reserves established under GAAP for collective loan impairment.  These reserves are based upon historical net charge-offs using the greater of the last two, three, four or five years’ loss experience.  This charge-off experience may be adjusted to reflect the effects of current conditions.  The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves.

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

The allowance for loan losses at June 30, 2014 was $12.7 million or 2.00% of total loans compared to $13.5 million or 2.17% of total loans at December 31, 2013.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2014 and December 31, 2013.

	Percentage of Loans
	By Risk Grade
Risk Grade	6/30/2014	12/31/2013
Risk Grade 1 (Excellent Quality)	2.17%	2.40%
Risk Grade 2 (High Quality)	20.56%	18.82%
Risk Grade 3 (Good Quality)	50.74%	49.49%
Risk Grade 4 (Management Attention)	16.75%	18.69%
Risk Grade 5 (Watch)	4.84%	5.05%
Risk Grade 6 (Substandard)	4.62%	5.25%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.01%	0.00%

At June 30, 2014, including non-accrual loans, there were six relationships exceeding $1.0 million in the Watch risk grade (which totaled $12.4 million) and four relationships exceeding $1.0 million in the Substandard risk grade (which totaled $9.8 million).

Non-performing Assets.  Non-performing assets totaled $14.8 million at June 30, 2014, or 1.42% of total assets, compared to $16.4 million at December 31, 2013, or 1.58% of total assets.  Non-accrual loans were $10.9 million at June 30, 2014 and $13.8 million at December 31, 2013.  As a percentage of total loans outstanding, non-accrual loans were 1.72% at June 30, 2014 compared to 2.23% at December 31, 2013.  Non-accrual loans include $5.2 million in construction and land development loans, $5.1 million in commercial and residential mortgage loans and $558,000 in other loans at June 30, 2014 as compared to $6.5 million in construction and land development loans, $7.0 million in commercial and residential mortgage loans and $277,000 in other loans at December 31, 2013.  The Bank had loans 90 days past due and still accruing totaling $392,000 and $882,000 as of June 30, 2014 and December 31, 2013, respectively. Other real estate totaled $3.5 million at June 30, 2014 as compared to $1.7 million at December 31, 2013.

           Deposits.  Total deposits at June 30, 2014 were $811.5 million compared to $799.4 million at December 31, 2013. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $100,000, were $699.1 million at June 30, 2014 as compared to $683.9 million at December 31, 2013.  Certificates of deposit in amounts of $100,000 or more totaled $112.2 million at June 30, 2014 as compared to $115.3 million at December 31, 2013.  At June 30, 2014, brokered deposits were $11.0 million as compared to $15.1 million at December 31, 2013. Brokered deposits outstanding as of June 30, 2014 had a weighted average rate of 0.13% with a weighted average original term of ten months as compared to brokered deposits outstanding at December 31, 2013, which had a weighted average rate of 0.14% with a weighted average original term of eight months.

Borrowed Funds. Borrowings from the FHLB totaled $65.0 million at June 30, 2014 and December 31, 2013.  The average balance of FHLB borrowings for the three months ended June 30, 2014 was $65.0 million compared to $69.7 million for the year ended December 31, 2013.  The FHLB borrowings outstanding at June 30, 2014 had interest rates ranging from 1.79% to 4.26% and maturity dates ranging from 2014 to 2019.

Securities sold under agreements to repurchase were $46.8 million at June 30, 2014 compared to $45.4 million at December 31, 2013.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the six months ended June 30, 2014 totaled $940.5 million, exceeding average rate sensitive liabilities of $734.3 million by $206.2 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2014.

Included in the rate sensitive assets are $281.2 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2014, the Company had $195.1 million in loans with interest rate floors.  The floors were in effect on $192.8 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 1.01% higher than the indexed rate on the promissory notes without interest rate floors.

            Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2014, such unfunded commitments to extend credit were $165.3 million, while commitments in the form of standby letters of credit totaled $3.5 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2014, the Company’s core deposits totaled $699.1 million, or 86% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  The Company’s policies include the ability to access wholesale funding of up to 40% of total assets.  The Company’s  wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 7.29% as of June 30, 2014.

At June 30, 2014, the Bank had a significant amount of deposits in amounts greater than $100,000.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $65.0 million at June 30, 2014 and December 31, 2013.  At June 30, 2014, the carrying value of loans pledged as collateral to the FHLB totaled $126.2 million compared to $132.9 million at December 31, 2013.  As additional collateral, the Bank has pledged securities to the FHLB.  At June 30, 2014, the market value of securities pledged to the FHLB totaled $14.7 million compared to $17.3 million at December 31, 2013.  The remaining availability under the line of credit with the FHLB was $23.4 million at June 30, 2014 compared to $21.6 million at December 31, 2013.  The Bank had no borrowings from the FRB at June 30, 2014 or December 31, 2013.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2014, the carrying value of loans pledged as collateral to the FRB totaled $313.8 million compared to $315.2 million at December 31, 2013.

The Bank also had the ability to borrow up to $54.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2014.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 35.55% at June 30, 2014 and 35.65% at December 31, 2013.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of June 30, 2014 and December 31, 2013 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2014	December 31, 2013
Contractual Cash Obligations
Long-term borrowings	$65,000	65,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,873	3,743
Total	$90,492	89,362
Other Commitments
Commitments to extend credit	$165,317	146,243
Standby letters of credit and financial guarantees written	3,509	4,361
Total	$168,826	150,604

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

Capital Resources.  Shareholders’ equity was $93.0 million, or 8.9% of total assets, as of June 30, 2014, compared to $83.7 million, or 8.1% of total assets, as of December 31, 2013.  This increase reflects an increase in retained earnings and an increase in accumulated other comprehensive income resulting from an increase in the unrealized gain on investment securities

During 2012, the Company purchased 12,530 shares of the Company’s 25,054 outstanding shares of Series A preferred stock from the UST.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,576, including $83,575 accrued and unpaid dividends on the Series A preferred stock.  The Company retired the 12,530 shares purchased.  The $834,999 difference between the $12,530,000 face value of the Series A preferred stock retired and the $11,695,001 purchase price of the Series A preferred stock retired was credited to retained earnings effective June 30, 2012.  Remaining Series A preferred shares were redeemable at any time at par.

During 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company’s common stock.  The Company repurchased the Warrant for a total price of $425,000.  The exercise price of the Warrant was $10.52 per common share and was exercisable at any time on or before December 18, 2018.  The Company is no longer accreting the discount associated with the Warrant, as the discount remaining at the time of repurchase was included in the cost of the Warrant.  As of December 31, 2013, the Company had accreted a total of $478,000 of the discount related to the Series A preferred stock.

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

Annualized return on average equity for the six months ended June 30, 2014 was 11.33% compared to 6.67% for the year ended December 31, 2013.  Total cash dividends paid on common stock were $454,000 and $337,000 for the six months ended June 30, 2014 and 2013, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2014 and December 31, 2013 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 14.80% and 14.83% at June 30, 2014 and December 31, 2013, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 16.11% and 16.14% at June 30, 2014 and December 31, 2013, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.69% and 10.08% at June 30, 2014 and December 31, 2013, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.13% and 14.43% at June 30, 2014 and December 31, 2013, respectively.  The total risk-based capital ratio for the Bank was 15.44% and 15.73% at June 30, 2014 and December 31, 2013, respectively.   The Bank’s Tier 1 leverage capital ratio was 10.20% and 9.79% at June 30, 2014 and December 31, 2013, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2014.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. The Plaintiff seeks to have the lawsuit certified as a class action.  On June 6, 2013, the Bank filed a motion for judgment on the pleadings, which was heard in the North Carolina Business Court on October 1, 2013.  On April 15, 2014, the North Carolina Business Court denied the Bank's motion for judgment on the pleadings.  The effect of the court's ruling, which is not a determination on the merits, is to allow the case to proceed to the next stages of the legal process, including discovery and determination as to whether class certification is appropriate or not.  The Bank continues to believe that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit, including the request that the lawsuit be certified as a class action.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total
				Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

April 1 - 30, 2014	551		$17.50	-	-

May 1 - 31, 2014	321		17.48	-	-

June 1 - 30, 2014	382		17.00	-	-

Total	1,254	(1)	$17.34	-

(1) The Company purchased 1,254 shares on the open market in the three months ended June 30, 2014 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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
Securities Due September 15, 2036, incorporated by reference to Exhibit (10(m)
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
period ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 8, 2014	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)