Form 10-Q
period 2014-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2014-11-07
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,617,125 shares of common stock, outstanding at October 31, 2014.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2014 (Unaudited) and
	December 31, 2013 (Audited)	3

	Consolidated Statements of Earnings for the three and nine months ended
	September 30, 2014 and 2013 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine
	months ended September 30, 2014 and 2013 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2014 and 2013 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-23

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4T.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 5.	Other Information	39
Item 6.	Exhibits	39-42
Signatures		43
Certifications		44-46

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in Peoples Bancorp of North Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Dollars in thousands)
	September 30,	December 31,
Assets	2014	2013
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$34,887	49,902
of $13,041 and $11,472, respectively
Interest-bearing deposits	50,636	26,871
Cash and cash equivalents	85,523	76,773

Investment securities available for sale	279,787	297,890
Other investments	4,706	4,990
Total securities	284,493	302,880

Mortgage loans held for sale	887	497

Loans	650,550	620,960
Less allowance for loan losses	(12,343)	(13,501)
Net loans	638,207	607,459

Premises and equipment, net	17,482	16,358
Cash surrender value of life insurance	14,020	13,706
Other real estate	1,840	1,679
Accrued interest receivable and other assets	11,483	15,332
Total assets	$1,053,935	1,034,684

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$211,832	195,265
NOW, MMDA & savings	403,240	386,893
Time, $100,000 or more	109,489	115,268
Other time	92,234	101,935
Total deposits	816,795	799,361

Securities sold under agreements to repurchase	47,020	45,396
FHLB borrowings	65,000	65,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,294	20,589
Total liabilities	957,728	950,965

Commitments
Shareholders' equity:

Common stock, no par value; authorized
20,000,000 shares; issued and outstanding
5,617,125 and 5,613,495 shares, respectively	48,170	48,133
Retained earnings	43,648	36,758
Accumulated other comprehensive income (loss)	4,389	(1,172)
Total shareholders' equity	96,207	83,719

Total liabilities and shareholders' equity	$1,053,935	1,034,684

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$7,664	7,592	22,556	22,671
Interest on due from banks	18	22	42	62
Interest on investment securities:
U.S. Government sponsored enterprises	646	307	2,298	970
States and political subdivisions	1,168	1,179	3,514	3,233
Other	87	88	294	264
Total interest income	9,583	9,188	28,704	27,200

Interest expense:
NOW, MMDA & savings deposits	124	160	375	578
Time deposits	287	396	924	1,285
FHLB borrowings	556	618	1,650	1,914
Junior subordinated debentures	98	100	291	299
Other	11	11	33	43
Total interest expense	1,076	1,285	3,273	4,119

Net interest income	8,507	7,903	25,431	23,081

Provision for loan losses	256	337	(27)	2,164

Net interest income after provision for loan losses	8,251	7,566	25,458	20,917

Non-interest income:
Service charges	1,303	1,189	3,655	3,333
Other service charges and fees	213	258	892	900
Gain on sale of securities	240	-	266	614
Mortgage banking income	256	301	548	1,000
Insurance and brokerage commissions	161	161	521	478
Gain/(loss) on sale and write-down of
other real estate	(234)	(111)	(384)	(284)
Miscellaneous	1,268	1,313	3,660	3,806
Total non-interest income	3,207	3,111	9,158	9,847

Non-interest expense:
Salaries and employee benefits	4,301	4,183	12,784	12,614
Occupancy	1,489	1,357	4,476	3,988
Other	2,751	2,349	7,471	7,004
Total non-interest expense	8,541	7,889	24,731	23,606

Earnings before income taxes	2,917	2,788	9,885	7,158

Income tax expense	475	870	2,313	1,848

Net earnings	2,442	1,918	7,572	5,310

Dividends and accretion on preferred stock	-	156	-	470

Net earnings available to common shareholders	$2,442	1,762	7,572	4,840

Basic net earnings per common share	$0.43	0.31	1.35	0.86
Diluted net earnings per common share	$0.43	0.31	1.34	0.86
Cash dividends declared per common share	$0.04	0.03	0.12	0.09

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,442	1,918	7,572	5,310

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	1,788	(2,084)	9,374	(9,881)
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(240)	-	(266)	(614)

Total other comprehensive income (loss),
before income taxes	1,548	(2,084)	9,108	(10,495)

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding gains (losses) on securities
available for sale	696	(812)	3,651	(3,849)
Reclassification adjustment for gains
on securities available for sale
included in net earnings	(93)	-	(104)	(239)

Total income tax expense (benefit) related to
other comprehensive income (loss)	603	(812)	3,547	(4,088)

Total other comprehensive income (loss),
net of tax	945	(1,272)	5,561	(6,407)

Total comprehensive income (loss)	$3,387	646	13,133	(1,097)

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$7,572	5,310
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	5,254	6,099
Provision for loan losses	(27)	2,164
Gain on sale of investment securities	(266)	(614)
Gain on sale of other real estate	(43)	(86)
Write-down of other real estate	427	370
Restricted stock expense	272	104
Change in:
Mortgage loans held for sale	(390)	4,721
Cash surrender value of life insurance	(315)	(324)
Other assets	(254)	897
Other liabilities	229	938

Net cash provided by operating activities	12,459	19,579

Cash flows from investing activities:
Purchases of investment securities available for sale	(25,439)	(89,169)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	29,263	52,666
Proceeds from sales of investment securities available for sale	20,202	17,463
FHLB stock redemption	284	384
Net change in loans	(34,213)	(1,448)
Purchases of premises and equipment	(2,927)	(1,575)
Proceeds from sales of other real estate and repossessions	3,230	4,823

Net cash used by investing activities	(9,600)	(16,856)

Cash flows from financing activities:
Net change in deposits	17,434	16,766
Net change in securities sold under agreements to repurchase	1,624	13,596
Proceeds from FHLB borrowings	-	15,000
Repayments of FHLB borrowings	-	(15,000)
Preferred stock repurchase	(12,524)	-
Proceeds from stock options exercised	38	-
Cash dividends paid on preferred stock	-	(470)
Cash dividends paid on common stock	(681)	(508)

Net cash provided by financing activities	5,891	29,384

Net change in cash and cash equivalents	8,750	32,107

Cash and cash equivalents at beginning of period	76,773	48,843

Cash and cash equivalents at end of period	$85,523	80,950

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,290	4,179
Income taxes	$1,637	1,937

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$5,561	(6,407)
Transfers of loans to other real estate and repossessions	$3,774	2,153
Financed portion of sales of other real estate	$282	525

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

In May 2014, FASB issued ASU No. 2014-09, (Topic 606):  Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance on the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive.  ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2014, FASB issued ASU No. 2014-11, (Subtopic 860-10): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  ASU No. 2014-11 makes limited amendments to the guidance in FASB Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, on accounting for certain repurchase agreements (repos). ASU No. 2014-11 (a) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (b) eliminates accounting guidance on linked repurchase financing transactions, and (c) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. ASU 2014-11 also amends FASB ASC 860 to clarify that repos and securities lending transactions that do not meet all of the derecognition criteria should be accounted for as secured borrowings.  In addition, ASU No. 2014-11 provides examples of repurchase and securities lending arrangements that illustrate whether a transferor has maintained effective control over the transferred financial assets.  ASU No. 2014-11 is effective for reporting periods beginning the first interim or annual period after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In August 2014, FASB issued ASU No. 2014-14, (Subtopic 310-40): Receivables – Troubled debt Restructurings by Creditors.  ASU No. 2014-14 provides guidance on the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure by a creditor.  ASU No. 2014-14 is effective for reporting periods beginning the first interim or annual period after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at September 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$94,571	1,591	141	96,021
U.S. Government
sponsored enterprises	27,939	185	147	27,977
State and political subdivisions	146,108	5,612	711	151,009
Corporate bonds	2,482	14	22	2,474
Trust preferred securities	750	-	-	750
Equity securities	748	808	-	1,556
Total	$272,598	8,210	1,021	279,787

(Dollars in thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$123,706	1,040	769	123,977
U.S. Government
sponsored enterprises	22,115	97	69	22,143
State and political subdivisions	148,468	1,987	5,087	145,368
Corporate bonds	3,522	11	70	3,463
Trust preferred securities	1,250	-	-	1,250
Equity securities	748	941	-	1,689
Total	$299,809	4,076	5,995	297,890

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2014 and December 31, 2013 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$11,266	14	8,126	127	19,392	141
U.S. Government
sponsored enterprises	8,113	74	3,926	73	12,039	147
State and political subdivisions	-	-	31,377	711	31,377	711
Corporate bonds	-	-	527	22	527	22
Total	$19,379	88	43,956	933	63,335	1,021

(Dollars in thousands)
	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$40,857	691	10,128	78	50,985	769
U.S. Government
sponsored enterprises	9,714	69	-	-	9,714	69
State and political subdivisions	77,187	4,863	1,824	224	79,011	5,087
Corporate bonds	1,984	16	511	54	2,495	70
Total	$129,742	5,639	12,463	356	142,205	5,995

At September 30, 2014, unrealized losses in the investment securities portfolio relating to debt securities totaled $1.0 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2014 tables above, 35 out of 175 securities issued by state and political subdivisions contained unrealized losses, 14 out of 79 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses, and one out of four securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2014, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2014
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$5,362	5,393
Due from one to five years	41,153	43,023
Due from five to ten years	113,866	116,443
Due after ten years	16,898	17,351
Mortgage-backed securities	94,571	96,021
Equity securities	748	1,556
Total	$272,598	279,787

Proceeds from sales of securities available for sale during the nine months ended September 30, 2014 were $20.2 million and resulted in gross gains of $291,000 and gross losses of $25,000.  Proceeds from sales of securities available for sale during the nine months ended September 30, 2013 were $17.5 million and resulted in gross gains of $738,000 and gross losses of $124,000.

Securities with a fair value of approximately $103.0 million and $86.0 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at September 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)
	September 30, 2014	December 31, 2013
Real estate loans
Construction and land development	$56,959	63,742
Single-family residential	202,797	195,975
Single-family residential -
Banco de la Gente stated income	47,665	49,463
Commercial	227,183	209,287
Multifamily and farmland	10,887	11,801
Total real estate loans	545,491	530,268

Loans not secured by real estate
Commercial loans	78,139	68,047
Farm loans	10	19
Consumer loans	10,210	9,593
All other loans	16,700	13,033

Total loans	650,550	620,960

Less allowance for loan losses	12,343	13,501

Total net loans	$638,207	607,459

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of September 30, 2014, construction and land development loans comprised approximately 9% of the Bank’s total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of September 30, 2014, single-family residential loans comprised approximately 39% of the Bank’s total loan portfolio, and include Banco de la Gente single-family residential stated income loans, which were approximately 7% of the Bank’s total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of September 30, 2014, commercial real estate loans comprised approximately 35% of the Bank’s total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of September 30, 2014, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2014 and December 31, 2013:

September 30, 2014
(Dollars in thousands)
	Loans 30 to 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$231	3,546	3,777	53,182	56,959	-
Single-family residential	2,663	973	3,636	199,161	202,797	120
Single-family residential -
Banco de la Gente stated income	1,155	1,006	2,161	45,504	47,665	-
Commercial	1,864	416	2,280	224,903	227,183	-
Multifamily and farmland	-	167	167	10,720	10,887	-
Total real estate loans	5,913	6,108	12,021	533,470	545,491	120

Loans not secured by real estate
Commercial loans	444	256	700	77,439	78,139	-
Farm loans	-	-	-	10	10	-
Consumer loans	148	11	159	10,051	10,210	-
All other loans	-	-	-	16,700	16,700	-
Total loans	$6,505	6,375	12,880	637,670	650,550	120

December 31, 2013
(Dollars in thousands)
	Loans 30 to 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans
Construction and land development	$3,416	5,426	8,842	54,900	63,742	-
Single-family residential	4,518	1,555	6,073	189,902	195,975	-
Single-family residential -
Banco de la Gente stated income	9,833	1,952	11,785	37,678	49,463	881
Commercial	1,643	486	2,129	207,158	209,287	-
Multifamily and farmland	177	-	177	11,624	11,801	-
Total real estate loans	19,587	9,419	29,006	501,262	530,268	881

Loans not secured by real estate
Commercial loans	424	29	453	67,594	68,047	-
Farm loans	-	-	-	19	19	-
Consumer loans	181	3	184	9,409	9,593	1
All other loans	-	-	-	13,033	13,033	-
Total loans	$20,192	9,451	29,643	591,317	620,960	882

The following table presents the Company’s non-accrual loans as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)
	September 30, 2014	December 31, 2013
Real estate loans
Construction and land development	$3,888	6,546
Single-family residential	2,325	2,980
Single-family residential -
Banco de la Gente stated income	1,955	1,990
Commercial	1,818	2,043
Multifamily and farmland	166	-
Total real estate loans	10,152	13,559

Loans not secured by real estate
Commercial loans	421	250
Consumer loans	61	27
Total	$10,634	13,836

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors including the assumptions and techniques utilized by the appraiser are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is non-collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $26.8 million, $27.6 million and $27.1 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.  Interest income recognized on accruing impaired loans was $992,000, $916,000 and $1.3 million for the nine months ended September 30, 2014, the nine months ended September 30, 2013 and the year ended December 31, 2013, respectively.  Interest income recognized on accruing impaired loans was $311,000 and $337,000 for the three months ended September 30, 2014 and 2013, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present the Company’s impaired loans as of September 30, 2014 and December 31, 2013:

September 30, 2014
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$5,704	3,808	645	4,453	40	5,990
Single-family residential	6,520	941	5,360	6,301	139	7,690
Single-family residential -
Banco de la Gente stated income	21,706	-	21,129	21,129	1,210	19,998
Commercial	4,733	2,845	1,548	4,393	192	4,445
Multifamily and farmland	166	-	166	166	1	171
Total impaired real estate loans	38,829	7,594	28,848	36,442	1,582	38,294

Loans not secured by real estate
Commercial loans	760	-	659	659	13	836
Consumer loans	311	-	307	307	5	305
Total impaired loans	$39,900	7,594	29,814	37,408	1,600	39,435

December 31, 2013
(Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans
Construction and land development	$9,861	6,293	868	7,161	53	8,289
Single-family residential	7,853	1,428	5,633	7,061	123	7,859
Single-family residential -
Banco de la Gente stated income	22,034	-	21,242	21,242	1,300	21,242
Commercial	5,079	3,045	1,489	4,534	182	4,171
Multifamily and farmland	177	-	177	177	1	184
Total impaired real estate loans	45,004	10,766	29,409	40,175	1,659	41,745

Loans not secured by real estate
Commercial loans	999	257	724	981	15	826
Consumer loans	302	264	35	299	1	247
Total impaired loans	$46,305	11,287	30,168	41,455	1,675	42,818

Changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,218	3,123	1,863	2,219	37	1,069	-	245	1,727	13,501
Charge-offs	(772)	(223)	(148)	(181)	-	(197)	-	(399)	-	(1,920)
Recoveries	389	64	17	165	-	42	-	112	-	789
Provision	239	(230)	(60)	(435)	(29)	240	-	282	(34)	(27)
Ending balance	$3,074	2,734	1,672	1,768	8	1,154	-	240	1,693	12,343

Three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,387	2,848	1,708	1,839	7	1,081	-	253	1,552	12,675
Charge-offs	(513)	(30)	(7)	(51)	-	(4)	-	(144)	-	(749)
Recoveries	107	2	-	4	-	15	-	33	-	161
Provision	93	(86)	(29)	(24)	1	62	-	98	141	256
Ending balance	$3,074	2,734	1,672	1,768	8	1,154	-	240	1,693	12,343

Allowance for loan losses at September 30, 2014:
Ending balance: individually
evaluated for impairment	$-	67	1,164	182	-	-	-	-	-	1,413
Ending balance: collectively
evaluated for impairment	3,074	2,667	508	1,586	8	1,154	-	240	1,693	10,930
Ending balance	$3,074	2,734	1,672	1,768	8	1,154	-	240	1,693	12,343

Loans at September 30, 2014:
Ending balance	$56,959	202,797	47,665	227,183	10,887	78,139	10	26,910	-	650,550

Ending balance: individually
evaluated for impairment	$3,808	2,312	19,083	3,563	-	-	-	-	-	28,766
Ending balance: collectively
evaluated for impairment	$53,151	200,485	28,582	223,620	10,887	78,139	10	26,910	-	621,784

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$4,399	3,231	1,998	2,049	28	1,088	-	245	1,385	14,423
Charge-offs	(732)	(1,204)	(252)	(327)	-	(483)	-	(485)	-	(3,483)
Recoveries	374	75	101	50	-	39	-	111	-	750
Provision	99	864	67	240	8	140	-	379	367	2,164
Ending balance	$4,140	2,966	1,914	2,012	36	784	-	250	1,752	13,854

Three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$4,725	3,304	1,924	1,858	34	822	-	229	1,133	14,029
Charge-offs	(17)	(569)	(28)	(51)	-	(101)	-	(204)	-	(970)
Recoveries	348	31	31	-	-	14	-	34	-	458
Provision	(916	200	(13)	205	2	49	-	191	619	337
Ending balance	$4,140	2,966	1,914	2,012	36	784	-	250	1,752	13,854

Allowance for loan losses at September 30, 2013:
Ending balance: individually
evaluated for impairment	$1	60	1,233	-	-	-	-	-	-	1,294
Ending balance: collectively
evaluated for impairment	4,139	2,906	681	2,012	36	784	-	250	1,752	12,560
Ending balance	$4,140	2,966	1,914	2,012	36	784	-	250	1,752	13,854

Loans at September 30, 2013:
Ending balance	$67,870	191,338	50,035	205,911	11,541	64,957	22	25,387	-	617,061

Ending balance: individually
evaluated for impairment	$6,790	3,079	19,803	3,100	-	-	-	272	-	33,044
Ending balance: collectively
evaluated for impairment	$61,080	188,259	30,232	202,811	11,541	64,957	22	25,115	-	584,017

The provision for loan losses for the three months ended September 30, 2014 was $256,000, as compared to $337,000 for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $3.5 million reduction in non-accrual loans from September 30, 2013 to September 30, 2014.

The provision for loan losses for the nine months ended September 30, 2014 was a credit of $27,000, as compared to an expense of $2.2 million for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $1.6 million decrease in net charge-offs during the nine months ended September 30, 2014 compared to the same period one year ago and a $3.5 million reduction in non-accrual loans from September 30, 2013 to September 30, 2014.  The credit to provision for loan losses in the nine months ended September 30, 2014 resulted from, and was considered appropriate as part of, management’s assessment and estimate of the risks in the total loan portfolio and determination of the total allowance for loan losses.  The primary factors contributing to the decrease in the allowance for loan losses at September 30, 2014 to $12.3 million from $13.5 million at December 31, 2013 were the continuing positive trends in indicators of potential losses on loans, primarily non-accrual loans and the reduction in net charge-offs.

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

•
Risk Grade 7 – Doubtful: Loans classified as Doubtful have all the weaknesses inherent in loans classified as Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2014 and December 31, 2013:

September 30, 2014
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	13,925	-	-	-	1,240	-	1,311	-	16,476
2- High Quality	6,926	71,916	-	37,429	251	17,708	-	3,599	1,947	139,776
3- Good Quality	23,647	74,571	21,165	145,065	6,753	46,624	10	4,598	12,558	334,991
4- Management Attention	12,867	30,167	8,134	34,165	1,026	11,442	-	576	2,195	100,572
5- Watch	6,617	6,624	6,848	6,541	2,690	388	-	42	-	29,750
6- Substandard	6,902	5,594	11,518	3,983	167	727	-	84	-	28,975
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	10	-	-	-	10
Total	$56,959	202,797	47,665	227,183	10,887	78,139	10	10,210	16,700	650,550

December 31, 2013
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$7	15,036	-	-	-	365	-	1,270	-	16,678
2- High Quality	7,852	60,882	-	33,340	715	8,442	-	3,519	2,139	116,889
3- Good Quality	22,899	73,118	22,255	123,604	7,882	44,353	19	4,061	8,565	306,756
4- Management Attention	14,464	34,090	8,369	42,914	286	13,704	-	358	2,329	116,514
5- Watch	8,163	6,806	8,113	5,190	2,741	320	-	50	-	31,383
6- Substandard	10,357	6,043	10,726	4,239	177	863	-	330	-	32,735
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	5	-	5
Total	$63,742	195,975	49,463	209,287	11,801	68,047	19	9,593	13,033	620,960

Total TDR loans amounted to $10.2 million and $21.9 million at September 30, 2014 and December 31, 2013, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $1.7 million and $335,000 in performing loans classified as TDR loans at September 30, 2014 and December 31, 2013, respectively.

The following tables present an analysis of loan modifications during the nine months ended September 30, 2014 and 2013:

Nine months ended September 30, 2014
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$291	291
Single-family residential	2	849	849
Single-family residential -
Banco de la Gente stated income	7	594	594
Total real estate TDR loans	10	1,734	1,734

Total TDR loans	10	$1,734	1,734

Nine months ended September 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	2	$825	825
Single-family residential	-	-	-
Single-family residential -
Banco de la Gente stated income	4	466	466
Total real estate TDR loans	6	1,291	1,291

Total TDR loans	6	$1,291	1,291

(4)	Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per common share” and “diluted earnings per common share” for the three and nine months ended September 30, 2014 and 2013 is as follows:

For the three months ended September 30, 2014
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$2,442	5,617,125	$0.43
Effect of dilutive securities:
Stock options	-	27,599
Diluted earnings per common share	$2,442	5,644,724	$0.43

For the nine months ended September 30, 2014
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$7,572	5,615,556	$1.35
Effect of dilutive securities:
Stock options	-	24,173
Diluted earnings per common share	$7,572	5,639,729	$1.34

For the three months ended September 30, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$1,762	5,613,495	$0.31
Effect of dilutive securities:
Stock options	-	15,180
Diluted earnings per common share	$1,762	5,628,675	$0.31

For the nine months ended September 30, 2013
	Net Earnings Available to Common Shareholders (Dollars in thousands)	Common Shares	Per Share Amount
Basic earnings per common share	$4,840	5,613,495	$0.86
Effect of dilutive securities:
Stock options	-	8,554
Diluted earnings per common share	$4,840	5,622,049	$0.86

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options and restricted stock units, were granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009 but still governs the rights and obligations of the parties for grants made thereunder.  As of September 30, 2014, there were no outstanding options under the 1999 Plan.

Under the 1999 Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  The options granted in 1999 vested over a five-year period.  Options granted subsequent to 1999 vested over a three-year period.  All options expire ten years after issuance.

In addition, under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a grant date fair value of $11.37 per share during the fourth quarter of 2008. The Company recognized compensation expense on the restricted stock units over the period of time the restrictions were in place (three years from the grant date for the grants of restricted stock units to date under the 1999 Plan).  The amount of expense recorded in each period reflected the changes in the Company’s stock price during such period.  As of September 30, 2014, there was no unrecognized compensation expense related to the 2007 and 2008 restricted stock unit grants granted under the 1999 Plan.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees.  A total of 282,635 shares are currently reserved for possible issuance under the 2009 Plan.   All stock-based rights under the 2009 Plan must be granted or awarded by May 7, 2019 (or ten years from the 2009 Plan effective date).

The Company granted 29,514 restricted stock units under the 2009 Plan at a grant date fair value of $7.90 per share during the first quarter of 2012.  5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the 2009 Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the 2009 Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company’s stock price during such period.  As of September 30, 2014, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $808,000.

The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan of $272,000 and $104,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)
	September 30, 2014
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$96,021	-	96,021	-
U.S. Government
sponsored enterprises	27,977	-	27,977	-
State and political subdivisions	151,009	-	151,009	-
Corporate bonds	2,474	-	2,474	-
Trust preferred securities	750	-	-	750
Equity securities	1,556	1,556	-	-

(Dollars in thousands)
	December 31, 2013
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$123,977	-	123,977	-
U.S. Government
sponsored enterprises	22,143	-	22,143	-
State and political subdivisions	145,368	-	145,368	-
Corporate bonds	3,463	-	3,463	-
Trust preferred securities	1,250	-	-	1,250
Equity securities	1,689	1,689	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2014.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at September 30, 2014 and December 31, 2013 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

[
(Dollars in thousands)
	Fair Value Measurements September 30, 2014	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Nine Months Ended September 30, 2014
Impaired loans	$35,808	-	-	35,808	(931)
Other real estate	1,840	-	-	1,840	(384)

(Dollars in thousands)
	Fair Value Measurements December 31, 2013	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2013
Impaired loans	$39,780	-	-	39,780	(3,207)
Other real estate	1,679	-	-	1,679	(581)

The carrying amount and estimated fair value of financial instruments at September 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,523	85,523	-	-	85,523
Investment securities available for sale	279,787	1,556	277,481	750	279,787
Other investments	4,706	-	-	4,706	4,706
Mortgage loans held for sale	887	-	-	887	887
Loans, net	638,207	-	-	641,923	641,923
Cash surrender value of life insurance	14,020	-	14,020	-	14,020

Liabilities:
Deposits	$816,795	-	815,640	-	815,640
Securities sold under agreements
to repurchase	47,020	-	47,020	-	47,020
FHLB borrowings	65,000	-	64,594	-	64,594
Junior subordinated debentures	20,619	-	20,619	-	20,619

(Dollars in thousands)		Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$76,773	76,773	-	-	76,773
Investment securities available for sale	297,890	1,689	294,951	1,250	297,890
Other investments	4,990	-	-	4,990	4,990
Mortgage loans held for sale	497	-	-	497	497
Loans, net	607,459	-	-	612,132	612,132
Cash surrender value of life insurance	13,706	-	13,706	-	13,706

Liabilities:
Deposits	$799,361	-	798,460	-	798,460
Securities sold under agreements
to repurchase	45,396	-	45,396	-	45,396
FHLB borrowings	65,000	-	65,891	-	65,891
Junior subordinated debentures	20,619	-	20,619	-	20,619

(7)	Derivative Instruments and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities
The disclosure requirements for derivatives and hedging activities have the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Risk Management Objective of Using Derivatives
The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2014 or December 31, 2013.

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

Economic conditions in 2014 continue to demonstrate signs of improvement.  While the general trends are positive, the lack of significant recoveries in the housing and job markets continue to stress various segments of our customer base and therefore limit the impact of the economic recovery to our financial condition and results of operations.  With the unemployment rate continuing to be higher than historical norms and home prices well below pre-crisis levels, the primary indicators of economic activity for our markets continue to point to challenging business conditions that slowed our return to pre-crisis levels of earnings.  This is also reflected in our local markets, as the unemployment rate in our primary markets remains above the national and state unemployment rates.   Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, managing our interest rate exposures and by actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends.

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

The UST sold all of the Company's Series A preferred stock in a public auction in June 2012.  The Company purchased 12,530 shares of the 25,054 outstanding shares of Series A preferred stock from the UST.  The shares were purchased for $933.36 per share, for a total purchase price of $11,778,576, including $83,575 accrued and unpaid dividends on the Series A preferred stock.  The Company retired the 12,530 shares purchased.  Remaining Series A preferred shares were redeemable at any time at par.  Also, during 2012, the Company completed its repurchase of the Warrant to purchase 357,234 shares of the Company’s common stock.  The Company repurchased the Warrant for a total price of $425,000.

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

Many of the Company’s assets and liabilities are recorded using various techniques that require significant judgment as to recoverability.  The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses.  The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility.  In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements.  Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques.  The Company’s internal models generally involve present value of cash flow techniques.  The various techniques are discussed in greater detail elsewhere in this management’s discussion and analysis and the Notes to the Consolidated Financial Statements.  Fair value of the Company's financial instruments is discussed in Note (6) of the Notes to Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

Results of Operations
Summary.  Net earnings were $2.4 million or $0.43 basic and diluted net earnings per share for the three months ended September 30, 2014, as compared to $1.9 million or $0.34 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, for the same period one year ago.  Net earnings available to common shareholders were $2.4 million or $0.43 basic and diluted net earnings per common share for the three months ended September 30, 2014, as compared to $1.8 million or $0.31 basic and diluted net earnings per common share for the same period one year ago.  The increase in third quarter earnings is attributable to an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, which were partially offset by an increase in non-interest expense.

The annualized return on average assets was 0.93% for the three months ended September 30, 2014, compared to 0.74% for the same period one year ago, and annualized return on average shareholders’ equity was 10.09% for the three months ended September 30, 2014, compared to 8.02% for the same period one year ago.

Year-to-date net earnings as of September 30, 2014 were $7.6 million, or $1.35 basic net earnings per share and $1.34 diluted net earnings per share, as compared to $5.3 million or $0.95 basic and diluted net earnings per share, before adjustment for preferred stock dividends and accretion, for the same period one year ago.  After adjusting for dividends and accretion on preferred stock, net earnings available to common shareholders for the nine months ended September 30, 2014 were $7.6 million or $1.35 basic net earnings per common share and $1.34 diluted net earnings per common share, as compared to $4.8 million or $0.86 basic and diluted net earnings per common share for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to an increase in net interest income and a decrease in the provision for loan losses, which were partially offset by an increase in non-interest expense and a decrease in non-interest income, as discussed below.

The annualized return on average assets was 0.98% for the nine months ended September 30, 2014, compared to 0.70% for the same period one year ago, and annualized return on average shareholders’ equity was 10.71% for the nine months ended September 30, 2014, compared to 7.11% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.5 million for the three months ended September 30, 2014, compared to $7.9 million for the same period one year ago.  This increase was primarily due to an increase in interest income resulting from an increase in the yield on investment securities and an increase in the average outstanding principal balance of loans and was augmented by a decrease in interest expense resulting primarily from a reduction in the cost of funds.

Interest income increased $395,000 or 4% for the three months ended September 30, 2014, compared to the same period one year ago.  The increase was primarily due to an increase in the yield on investment securities and an increase in the average outstanding principal balance of loans.  The average yield on investment securities available for sale for the quarters ended September 30, 2014 and 2013 was 3.44% and 2.86%, respectively.  The average yield on earning assets for the quarters ended September 30, 2014 and 2013 was 4.22% and 4.08%, respectively.  During the quarter ended September 30, 2014, average investment securities available for sale decreased $13.5 million to $283.4 million from $296.9 million for the quarter ended September 30, 2013.  During the quarter ended September 30, 2014, average loans increased $25.5 million to $638.2 million from $612.7 million for the quarter ended September 30, 2013.

Interest expense decreased $209,000 or 16% for the three months ended September 30, 2014, compared to the same period one year ago.  This decrease was the result of lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.12% for the quarter ended September 30, 2014, as compared to 0.17% for the same period one year ago.  The average rate paid on certificates of deposit was 0.56% for the quarter ended September 30, 2014, as compared to 0.69% for the same period one year ago.  During the quarter ended September 30, 2014, average certificates of deposit decreased $23.2 million to $204.1 million from $227.3 million for the quarter ended September 30, 2013.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2014 and 2013. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 37.96% for securities that are both federal and state tax exempt and an effective tax rate of 31.96% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$638,192	7,664	4.76%	612,716	7,592	4.92%
Investments - taxable	117,216	656	2.22%	134,447	296	0.87%
Investments - nontaxable*	171,467	1,829	4.23%	168,324	1,863	4.39%
Other	28,024	18	0.25%	35,641	22	0.24%

Total interest-earning assets	954,899	10,167	4.22%	951,128	9,773	4.08%

Cash and due from banks	49,541			43,281
Other assets	54,897			47,582
Allowance for loan losses	(12,658)			(13,868)

Total assets	$1,046,679			1,028,123

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$392,767	123	0.12%	380,564	160	0.17%
Time deposits	204,120	287	0.56%	227,276	396	0.69%
FHLB borrowings	65,000	556	3.39%	70,000	618	3.50%
Trust preferred securities	20,619	98	1.89%	20,619	100	1.92%
Other	48,736	12	0.10%	46,270	11	0.09%

Total interest-bearing liabilities	731,242	1,076	0.58%	744,729	1,285	0.68%

Demand deposits	215,551			184,151
Other liabilities	3,866			4,341
Shareholders' equity	96,020			94,902

Total liabilities and shareholder's equity	$1,046,679			1,028,123

Net interest spread		$9,091	3.64%		8,488	3.39%

Net yield on interest-earning assets			3.78%			3.54%

Taxable equivalent adjustment
Investment securities		$584			585

Net interest income		$8,507			7,903

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $25.2 million in 2014 and $19.9 million in 2013. Tax rates of 6.00% and 6.90% were used to calculate the tax equivalent yield on these securities in 2014 and 2013, respectively.

Year-to-date net interest income as of September 30, 2014 increased 10% to $25.4 million compared to $23.1 million for the same period one year ago.  This increase was primarily due to an increase in interest income resulting from an increase in the yield on investment securities and an increase in the average outstanding principal balance of loans and was augmented by a decrease in interest expense resulting primarily from a reduction in the cost of funds.

Interest income increased $1.5 million or 6% for the nine months ended September 30, 2014 to $28.7 million, compared to $27.2 million for the same period in 2013.  This increase was primarily due to an increase in interest income resulting from an increase in the yield on investment securities and an increase in the average outstanding principal balance of loans.  The average yield on investment securities available for sale for the nine months ended September 30, 2014 and 2013 was 3.52% and 2.73%, respectively.  The average yield on earning assets for the nine months ended September 30, 2014 and 2013 was 4.31% and 4.07%, respectively.  During the nine months ended September 30, 2014, average investment securities available for sale increased $1.0 million to $292.5 million from $291.5 million for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, average loans increased $11.5 million to $625.2 million from $613.7 million for the nine months ended September 30, 2013.

Interest expense decreased $846,000 or 21% for the nine months ended September 30, 2014, compared to the same period in 2013.  This decrease was primarily due to lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.13% for the nine months ended September 30, 2014, as compared to 0.21% for the same period one year ago.  The average rate paid on certificates of deposits was 0.58% for the nine months ended September 30, 2014, as compared to 0.73% for the same period one year ago.  Average certificates of deposit decreased $22.9 million to $211.2 million for the nine months ended September 30, 2014 from $234.1 million for the nine months ended September 30, 2013.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2014 and 2013. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 37.96% for securities that are both federal and state tax exempt and an effective tax rate of 31.96% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculations for loans in all periods reported.

	Nine months ended			Nine months ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$625,185	22,556	4.82%	613,727	22,671	4.94%
Investments - taxable	126,682	2,243	2.37%	143,062	902	0.84%
Investments - nontaxable*	171,188	5,624	4.39%	154,409	5,167	4.47%
Other	22,279	42	0.25%	35,803	62	0.23%

Total interest-earning assets	945,334	30,465	4.31%	947,001	28,802	4.07%

Cash and due from banks	46,798			32,410
Other assets	51,371			52,768
Allowance for loan losses	(13,089)			(14,284)

Total assets	$1,030,414			1,017,895

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$390,434	375	0.13%	374,556	578	0.21%
Time deposits	211,217	924	0.58%	234,131	1,285	0.73%
FHLB borrowings	65,000	1,650	3.39%	70,000	1,914	3.66%
Trust preferred securities	20,619	291	1.89%	20,619	299	1.94%
Other	45,982	33	0.10%	41,696	43	0.14%

Total interest-bearing liabilities	733,252	3,273	0.60%	741,002	4,119	0.74%

Demand deposits	201,253			174,716
Other liabilities	1,379			2,271
Shareholders' equity	94,530			99,906

Total liabilities and shareholder's equity	$1,030,414			1,017,895

Net interest spread		$27,192	3.71%		24,683	3.33%

Net yield on interest-earning assets			3.85%			3.48%

Taxable equivalent adjustment
Investment securities		$1,761			1,602

Net interest income		$25,431			23,081

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $24.5 million in 2014 and $19.5 million in 2013. Tax rates of 6.00% and 6.90% were used to calculate the tax equivalent yield on these securities in 2014 and 2013, respectively.

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

	Three months ended September 30, 2014 compared to three months ended September 30, 2013			Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$311	(239)	72	418	(533)	(115)
Investments - taxable	(67)	427	360	(197)	1,538	1,341
Investments - nontaxable	34	(68)	(34)	556	(99)	457
Other	(5)	1	(4)	(25)	5	(20)
Total interest income	273	121	394	752	911	1,663

Interest expense:
NOW, MMDA & savings deposits	4	(41)	(37)	20	(223)	(203)
Time deposits	(36)	(73)	(109)	(113)	(248)	(361)
FHLB borrowings	(43)	(19)	(62)	(132)	(132)	(264)
Trust preferred securities	-	(2)	(2)	-	(8)	(8)
Other	1	-	1	4	(14)	(10)
Total interest expense	(74)	(135)	(209)	(221)	(625)	(846)
Taxable equivalent net interest income	$347	256	603	973	1,536	2,509

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2014 was $256,000, as compared to $337,000 for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $3.5 million reduction in non-accrual loans from September 30, 2013 to September 30, 2014.

The provision for loan losses for the nine months ended September 30, 2014 was a credit of $27,000, as compared to an expense of $2.2 million for the same period one year ago.  The decrease in the provision for loan losses is primarily attributable to a $1.6 million decrease in net charge-offs during the nine months ended September 30, 2014, compared to the same period one year ago and a $3.5 million reduction in non-accrual loans from September 30, 2013 to September 30, 2014.  The credit to provision for loan losses in the nine months ended September 30, 2014 resulted from, and was considered appropriate as part of, management’s assessment and estimate of the risks in the total loan portfolio and determination of the total allowance for loan losses.  The primary factors contributing to the decrease in the allowance for loan losses at September 30, 2014 to $12.3 million from $13.5 million at December 31, 2013 were the continuing positive trends in indicators of potential losses on loans, primarily non-accrual loans and the reduction in net charge-offs since 2010, as shown below:

(Dollars in thousands)
	Net charge-offs						Net charge-offs as a percent of average loans outstanding
	Nine months ended September 30,		Years ended December 31,				Nine months ended September 30,		Years ended December 31,
	2014	2013	2013	2012	2011	2010	2014	2013	2013	2012	2011	2010
Real estate loans
Construction and land development	$383	358	400	4,201	6,923	10,135	0.65%	0.51%	0.58%	4.99%	6.40%	6.84%
Single-family residential	159	1,129	1,613	814	2,049	2,853	0.08%	0.57%	0.82%	0.39%	0.91%	1.15%
Single-family residential -
Banco de la Gente stated income	131	151	132	668	675	425	0.27%	0.29%	0.26%	1.25%	1.23%	0.98%
Commercial	16	277	395	563	1,247	753	0.01%	0.14%	0.20%	0.27%	0.59%	0.43%
Multifamily and farmland	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total real estate loans	689	1,915	2,540	6,246	10,894	14,166	0.13%	0.36%	0.48%	1.12%	1.80%	2.14%
	-	-	-	-	-	-
Loans not secured by real estate
Commercial loans	155	444	458	451	193	1,668	0.22%	0.71%	0.73%	0.75%	0.34%	3.41%
Farm loans	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer loans (1)	287	374	508	408	434	524	2.92%	3.86%	5.27%	4.00%	4.05%	4.73%
All other loans	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total loans	$1,131	2,733	3,506	7,105	11,521	16,358	0.18%	0.45%	0.57%	1.10%	1.65%	2.16%

Provision for loan losses for the period	$(27)	2,164	2,584	4,924	12,632	16,438

Allowance for loan losses at end of period	$12,343	13,854	13,501	14,423	16,604	15,493

Total loans at end of period	$650,550	617,061	620,960	619,974	670,497	726,160

Non-accrual loans at end of period	$10,634	14,144	13,836	17,630	21,785	40,062

Allowance for loan losses as a percent of
total loans outstanding at end of period	1.90%	2.25%	2.17%	2.33%	2.48%	2.13%

Non-accrual loans as a percent of
total loans outstanding at end of period	1.63%	2.29%	2.23%	2.84%	3.25%	5.52%

(1) The loss ratio for Consumer loans is elevated because overdraft charge-offs related to DDA and NOW accounts are reported in Consumer Loan charge-offs and recoveries. The net overdraft charge-offs are not considered material and are therefore not shown separately.

    Another factor considered in taking a credit to provision expense in the nine months ended September 30, 2014 was the continuing decline in the construction and land development portfolio.  This portfolio has experienced the highest percentage of loss from 2010 through 2012 as shown in the table above.  The balance outstanding declined to $57.0 million at September 30, 2014 from $63.7 million at December 31, 2013, continuing the decline in this portfolio from the maximum balance of $213.7 million at December 31, 2008.

Non-Interest Income.  Total non-interest income was $3.2 million for the three months ended September 30, 2014, compared to $3.1 million for the same period one year ago.  This increase is primarily attributable to a $240,000 increase in gains on the sale of securities, which was partially offset by a $45,000 decrease in miscellaneous non-interest income resulting primarily from a $110,000 reduction in vendor commissions for the three months ended September 30, 2014, as compared to the same period one year ago.

Non-interest income was $9.2 million for the nine months ended September 30, 2014, compared to $9.8 million for the same period one year ago.  This decrease is primarily attributable to a $348,000 decrease in gains on the sale of securities, a $452,000 decrease in mortgage banking income due to a reduction in mortgage banking activity associated with an increase in mortgage rates and a $146,000 decrease in miscellaneous non-interest income primarily due to an increase in losses and write-downs on other real estate, which were partially offset by a $314,000 increase in service charges and fees primarily due to an increase in commercial checking service charges for the nine months ended September 30, 2014, as compared to the same period one year ago.

Non-Interest Expense.  Total non-interest expense was $8.5 million for the three months ended September 30, 2014, compared to $7.9 million for the same period one year ago.  This increase in non-interest expense included: (1) a $118,000 increase in salaries and benefits expense primarily due to an increase in the number of full-time equivalent employees, (2) a $132,000 increase in occupancy expense primarily due to a $73,000 increase in furniture and equipment depreciation expense and (3) a $402,000 increase in non-interest expenses other than salary, employee benefits and occupancy expenses primarily due to a $218,000 amortization expense associated with North Carolina income tax credits purchased during the three months ended September 30, 2014, as compared to the same period one year ago.

Non-interest expense was $24.7 million for the nine months ended September 30, 2014, as compared to $23.6 million for the same period one year ago.  This increase in non-interest expense included: (1) a $170,000 increase in salaries and benefits expense primarily due to an increase in the number of full-time equivalent employees, (2) a $488,000 increase in occupancy expense primarily due to a $329,000 increase in furniture and equipment depreciation expense and (3) a $467,000 increase in non-interest expenses other than salary, employee benefits and occupancy expenses primarily due to a $218,000 amortization expense associated with North Carolina income tax credits purchased, a $67,000 increase in consulting fees and a $61,000 increase in advertising expense during the nine months ended September 30, 2014, as compared to the same period one year ago.

Income Taxes.  The Company reported income tax expense of $475,000 and $870,000 for the three months ended September 30, 2014 and 2013, respectively.  This represented an effective tax rate of 16% and 31% for the respective periods.  The lower effective tax rate for 2014 is primarily due to North Carolina income tax credits purchased during the third quarter of 2014.

The Company reported income taxes of $2.3 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.  This represented an effective tax rate of 23% and 26% for the respective periods.  The lower effective tax rate for 2014 is primarily due to North Carolina income tax credits purchased during the third quarter of 2014.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $279.8 million at September 30, 2014, compared to $297.9 million at December 31, 2013.  This decrease is primarily attributable to $19.5 million securities sold during the third quarter of 2014.  Average investment securities available for sale for the nine months ended September 30, 2014 were $292.5 million compared to $293.8 million for the year ended December 31, 2013.

Loans.  At September 30, 2014, loans were $650.6 million, compared to $621.0 million at December 31, 2013.  This increase is primarily attributable to a $17.9 million increase in commercial real estate loans and a $10.1 million increase in commercial loans not secured by real estate.  Loans originated or renewed during the nine months ended September 30, 2014, of approximately $152.3 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 66% and 65% of average earning assets for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  The Company had $887,000 and $497,000 in mortgage loans held for sale as of September 30, 2014 and December 31, 2013, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2014, the Company had $106.8 million in residential mortgage loans, $87.3 million in home equity loans and $293.1 million in commercial mortgage loans, which include $237.0 million secured by commercial property and $56.1 million secured by residential property.   Residential mortgage loans include $58.8 million made to customers in the Company’s traditional banking offices and $48.0 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2014, the Company had $57.0 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	61	$12,716	$29
Land acquisition and development - residential purposes	281	34,387	3,859
1 to 4 family residential construction	46	7,570	-
Commercial construction	6	2,286	-
Total construction and land development	394	$56,959	$3,888

Total TDR loans amounted to $10.2 million and $21.9 million at September 30, 2014 and December 31, 2013, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $1.7 million and $335,000 in performing loans classified as TDR loans at September 30, 2014 and December 31, 2013, respectively.

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

The allowance for loan losses at September 30, 2014 was $12.3 million or 1.90% of total loans, compared to $13.5 million or 2.17% of total loans at December 31, 2013.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2014 and December 31, 2013.

	Percentage of Loans
	By Risk Grade
Risk Grade	9/30/2014	12/31/2013
Risk Grade 1 (Excellent Quality)	2.15%	2.40%
Risk Grade 2 (High Quality)	21.49%	18.82%
Risk Grade 3 (Good Quality)	51.65%	49.49%
Risk Grade 4 (Management Attention)	15.40%	18.69%
Risk Grade 5 (Watch)	4.57%	5.05%
Risk Grade 6 (Substandard)	4.43%	5.25%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2014, including non-accrual loans, there were five relationships exceeding $1.0 million in the Watch risk grade (which totaled $11.5 million) and four relationships exceeding $1.0 million in the Substandard risk grade (which totaled $8.8 million).

Non-performing Assets.  Non-performing assets totaled $12.6 million at September 30, 2014 or 1.19% of total assets, compared to $16.4 million or 1.58% of total assets at December 31, 2013.  Non-accrual loans were $10.6 million at September 30, 2014 and $13.8 million at December 31, 2013.  As a percentage of total loans outstanding, non-accrual loans were 1.63% at September 30, 2014, compared to 2.23% at December 31, 2013.  Non-accrual loans include $3.9 million in construction and land development loans, $6.3 million in commercial and residential mortgage loans and $482,000 in other loans at September 30, 2014, compared to $6.5 million in construction and land development loans, $7.0 million in commercial and residential mortgage loans and $277,000 in other loans at December 31, 2013.  The Bank had loans 90 days past due and still accruing totaling $120,000 and $882,000 as of September 30, 2014 and December 31, 2013, respectively. Other real estate totaled $1.8 million at September 30, 2014, compared to $1.7 million at December 31, 2013.

           Deposits.  Total deposits at September 30, 2014 were $816.8 million compared to $799.4 million at December 31, 2013. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $100,000, were $707.2 million at September 30, 2014 as compared to $683.9 million at December 31, 2013.  Certificates of deposit in amounts of $100,000 or more totaled $109.5 million at September 30, 2014 as compared to $115.3 million at December 31, 2013.  At September 30, 2014, brokered deposits were $10.9 million as compared to $15.1 million at December 31, 2013. Brokered deposits outstanding as of September 30, 2014 had a weighted average rate of 0.12% with a weighted average original term of ten months as compared to brokered deposits outstanding at December 31, 2013, which had a weighted average rate of 0.14% with a weighted average original term of eight months.

Borrowed Funds. Borrowings from the FHLB totaled $65.0 million at September 30, 2014 and December 31, 2013.  The average balance of FHLB borrowings for the three months ended September 30, 2014 was $65.0 million, compared to $69.7 million for the year ended December 31, 2013.  The FHLB borrowings outstanding at September 30, 2014 had interest rates ranging from 1.79% to 4.26% and maturity dates ranging from 2014 to 2019.

Securities sold under agreements to repurchase were $47.0 million at September 30, 2014 compared to $45.4 million at December 31, 2013.

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

The Company manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”).  ALCO meets monthly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.  ALCO tries to minimize interest rate risk between interest-earning assets and interest-bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements.  The ability to control these fluctuations has a direct impact on the profitability of the Company.  Mangement monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the nine months ended September 30, 2014 totaled $945.3 million, exceeding average rate sensitive liabilities of $733.2 million by $212.1 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2014.

Included in the rate sensitive assets are $285.3 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2014, the Company had $195.7 million in loans with interest rate floors.  The floors were in effect on $192.7 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.97% higher than the indexed rate on the promissory notes without interest rate floors.

             Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2014, such unfunded commitments to extend credit were $168.1 million, while commitments in the form of standby letters of credit totaled $3.3 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $100,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2014, the Company’s core deposits totaled $707.2 million, or 87% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  The Company’s policies include the ability to access wholesale funding of up to 40% of total assets.  The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 7.22% as of September 30, 2014.

At September 30, 2014, the Bank had a significant amount of deposits in amounts greater than $100,000.  The cost of these deposits is more susceptible to changes in the interest rate environment than other deposits.  Access to the brokered deposit market could be restricted if the Bank were to fall below the well capitalized level.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $65.0 million at September 30, 2014 and December 31, 2013.  At September 30, 2014, the carrying value of loans pledged as collateral to the FHLB totaled $125.5 million compared to $132.9 million at December 31, 2013.  As additional collateral, the Bank has pledged securities to the FHLB.  At September 30, 2014, the market value of securities pledged to the FHLB totaled $14.6 million compared to $17.3 million at December 31, 2013.  The remaining availability under the line of credit with the FHLB was $25.4 million at September 30, 2014 compared to $21.6 million at December 31, 2013.  The Bank had no borrowings from the FRB at September 30, 2014 or December 31, 2013.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At September 30, 2014, the carrying value of loans pledged as collateral to the FRB totaled $340.4 million compared to $315.2 million at December 31, 2013.

The Bank also had the ability to borrow up to $54.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2014.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 32.46% at September 30, 2014 and 35.65% at December 31, 2013.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy is 10%.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2014 and December 31, 2013 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2014	December 31, 2013
Contractual Cash Obligations
Long-term borrowings	$65,000	65,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,780	3,743
Total	$90,399	89,362
Other Commitments
Commitments to extend credit	$168,054	146,243
Standby letters of credit and financial guarantees written	3,319	4,361
Total	$171,373	150,604

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

Capital Resources.  Shareholders’ equity was $96.2 million or 9.1% of total assets, as of September 30, 2014, compared to $83.7 million or 8.1% of total assets as of December 31, 2013.  This increase reflects an increase in retained earnings and an increase in accumulated other comprehensive income resulting from an increase in the unrealized gain on investment securities.

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

Annualized return on average equity for the nine months ended September 30, 2014 was 10.71% compared to 7.11% for the nine months ended September 30, 2013.  Total cash dividends paid on common stock were $681,000 and $505,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In September 2014, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million will be allocated to repurchase the Company’s common stock.  Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors.  The repurchase program may be suspended at any time or from time-to-time without prior notice. The Company had not repurchased any of its common stock under this program as of September 30, 2014.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 4.0% or greater.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2014 and December 31, 2013 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 15.13% and 14.83% at September 30, 2014 and December 31, 2013, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 16.43% and 16.14% at September 30, 2014 and December 31, 2013, respectively.  In addition to the Tier 1 and total risk-based capital requirements, financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.68% and 10.08% at September 30, 2014 and December 31, 2013, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.51% and 14.43% at September 30, 2014 and December 31, 2013, respectively.  The total risk-based capital ratio for the Bank was 15.80% and 15.73% at September 30, 2014 and December 31, 2013, respectively.   The Bank’s Tier 1 leverage capital ratio was 10.23% and 9.79% at September 30, 2014 and December 31, 2013, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2014.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. The Plaintiff seeks to have the lawsuit certified as a class action.  On June 6, 2013, the Bank filed a motion for judgment on the pleadings, which was heard in the North Carolina Business Court on October 1, 2013.  On April 15, 2014, the North Carolina Business Court denied the Bank's motion for judgment on the pleadings.  The effect of the court's ruling, which is not a determination on the merits, is to allow the case to proceed to the next stages of the legal process, including discovery and determination as to whether class certification is appropriate or not.  That discovery is now underway.  The Bank believes that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit, including the request that the lawsuit be certified as a class action.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Total
Number of
				Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs

July 1 - 31, 2014	569		$16.98	-	-

August 1 - 31, 2014	588		16.71	-	-

September 1 - 30, 2014	-		-	-	-

Total	1,157	(1)	$16.84	-

(1) The Company purchased 1,157 shares on the open market in the three months ended September 30, 2014 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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
period ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 7, 2014	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)