Form 10-K
period 2014-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2015-03-25
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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
to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large Accelerate Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $68,996,228 based on the closing price of such common stock on June 30, 2014, which was $16.00 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,612,588 shares of common stock, outstanding at February 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2014 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2014 Annual Meeting of Shareholders, are incorporated by reference into Part I and Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 7, 2015 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

		Notice of 2015
		Annual Meeting,
	2014 Form	Proxy Statement
	10-K	and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 12	N/A
Item 1A - Risk Factors	12 - 19	N/A
Item 1B - Unresolved Staff Comments	19	N/A
Item 2 - Properties	20	N/A
Item 3 - Legal Proceedings	20	N/A
Item 4 - Mine Safety Disclosures	21	N/A

PART II
Item 5 - Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	21 - 23	N/A
Item 6 - Selected Financial Data	23	A-3
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	24	A-4 - A-25
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	24	A-24 - A-25
Item 8 - Financial Statements and Supplementary Data	24	A-26 - A-62
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	24	N/A
Item 9A - Controls and Procedures	24	N/A
Item 9B - Other Information	25	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	25	A-63
Item 11 - Executive Compensation	25	17 - 25
Item 12 - Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	25 - 26	4 - 6
Item 13 - Certain Relationships and Related Transactions
and Director Independence	26	25 - 26
Item 14 - Principal Accountant Fees and Services	26	26 - 27

PART IV
Item 15 - Exhibits and Financial Statement Schedules	27 - 30	N/A

Signatures	31	N/A

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 21 banking offices, as of December 31, 2014, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates loan production offices in Denver and Durham, North Carolina.  At December 31, 2014, the Company had total assets of $1.0 billion, net loans of $640.8 million, deposits of $814.7 million, total securities of $285.1 million, and shareholders’ equity of $98.7 million.

The Bank operates four offices focused on the Latino population under the name Banco de la Gente (“Banco”).  These offices are operated as a division of the Bank.  Banco offers normal and customary banking services as are offered in the Bank’s other branches such as the taking of deposits and the making of loans and therefore is not considered a reportable segment of the Company.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans.  Real estate loans are predominately variable rate and fixed rate commercial property loans, which include residential development loans to commercial customers.  Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio.  The majority of the Bank’s deposit and loan customers are individuals and small to medium-sized businesses located in the Bank’s market area.  The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank’s Banco offices.  Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-25 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

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

At December 31, 2014, the Company employed 280 full-time employees and 37 part-time employees, which equated to 305 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company.  At December 31, 2014, the Bank had two subsidiaries, Peoples Investment Services, Inc. and Real Estate Advisory Services, Inc.  Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services.  Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services.  In March 2015, the Bank established a new wholly owned subsidiary, PB Real Estate Holdings, LLC, which will acquire, manage and dispose of real property, other collateral and other assets obtained in the ordinary course of collecting debts previously contracted.

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

The Company established CBRES, a wholly owned subsidiary, in 2009. CBRES serves as a “clearing-house” for appraisal services for community banks.  Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property is located.  This type of service ensures that the appraisal process remains independent from the financing process within the bank.

Market Area

The Bank’s primary market consists of the communities in an approximate 50-mile radius around its headquarters office in Newton, North Carolina.  This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County.  The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank’s primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.  The Bank has two Banco offices in Mecklenburg County, one Banco office in Union County, one Banco office in Wake County and one Banco loan production office in Durham County specifically designed to serve the growing Latino market.

Employment in the Bank’s primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities.  Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, Catawba Valley Medical Center, Merchant Distributors, Inc. (wholesale food distributor), Catawba County, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Cable Systems (manufacturer of fiber optic cable and accessories), Ethan Allen (furniture manufacturer), HSM (manufacturing) and Advance Pierre Foods (restaurants and bakeries).

Competition

The Bank has operated in the Catawba Valley region for over 100 years and is the only financial institution headquartered in Newton.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2014 comparative data, the Bank had 25.08% of the deposits in Catawba County, placing it second in deposit size among a total of 12 banks with branch offices in Catawba County; 9.98% of the deposits in Lincoln County, placing it fifth in deposit size among a total of 10 banks with branch offices in Lincoln County; and 12.87% of the deposits in Alexander County, placing it fifth in deposit size among a total of seven banks with branch offices in Alexander County.

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

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law.  The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries.  This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company, the Bank and any subsidiaries.  Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.  Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly.  The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

General.  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default.  For example, to mitigate the risk of failure, bank holding companies are required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve.  Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank and the Company.

Capital Adequacy. The Company and the Bank must comply with the Federal Reserve’s established capital adequacy standards. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier I Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier II Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.

At December 31, 2014, the Bank’s total risk-based capital ratio and its Tier I risk-based capital ratio were 16.06% and 14.78% respectively. Neither the Company nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2014, was 10.74%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier I Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier I Capital leverage ratio applicable to it.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the federal bank regulatory agencies can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Federal Deposit Insurance Act (the “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier I Risk-Based Capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be:

•
“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier I Risk-Based Capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier I Risk-Based Capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

•	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier I Risk-Based Capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier I Risk-Based Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. At December 31, 2014, the Bank was deemed to be “well capitalized.”

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized;” and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

The regulatory capital framework under which the Company and the Bank operate is changing in significant respects as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.” Prior to January 1, 2015, the Company and the Bank were governed by a set of capital rules that the Federal Reserve have had in place since 1988, with some subsequent amendments and revisions.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule, which became effective on January 1, 2015, implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the new rule applicable to the Company and the Bank are:

•
The new rule implements higher minimum capital requirements, includes a new common equity tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier I capital, additional Tier I capital, or Tier II capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (RWA) requirements are a common equity Tier I capital ratio of 4.5% and a Tier I capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier I capital to total assets) is 4.0%. The new rule maintains the general structure of the current prompt corrective action framework while incorporating these increased minimum requirements.

•
The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier I capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier I capital.

•
Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier I capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. Initially, the minimum capital conservation buffer will be 0.625%, rising to 2.5% on January 1, 2019. A banking organization that fails to satisfy the minimum capital conservation buffer requirements will be subject to increasingly stringent limits on capital distributions or discretionary bonus payments. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the well-capitalized thresholds under the prompt corrective action framework.

•
The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Dividend and Repurchase Limitations.  Federal regulations provide that the Company must obtain Federal Reserve approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

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

Deposit Insurance. The assessment paid by each Deposit Insurance Fund member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.

An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; (ii) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment and (iii) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Federal Home Loan Bank System.  The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2014, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of  “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted during January 2014.

Changes in Control.  The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve.  Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company.  Control is deemed to exist if, among other things, a person acquires 10% or more of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company.  Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended from time to time (the “Exchange Act”), or the acquiror will be the largest shareholder after the acquisition.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits imposed by North Carolina law, which are substantially the same as those applicable to national banks.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s total equity capital.  At December 31, 2014, this limit was $17.1 million.    This limit is increased by an additional 10% of the Bank’s total equity capital, or $28.6 million as of December 31, 2014, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 mandates for public companies a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (the “PCAOB”) which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. The Sarbanes-Oxley Act imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Limits on Rates Paid on Deposits and Brokered Deposits.  FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area.  Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by federal banking agencies to implement the prompt corrective action provisions discussed above.

Other.  Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

The Bank is subject to examination by the FDIC and the Commissioner.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit, equal credit and fair credit reporting laws and laws relating to branch banking.  The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

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

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.
The global, U.S. and North Carolina economies, have not fully recovered from disruptions in the capital and credit markets that first occurred during 2008. Since 2008, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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
Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although some of these regulations have been promulgated, additional regulations are expected to be issued in 2015 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

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

Increases in FDIC insurance premiums may adversely affect the Company’s net income and profitability.
The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are bank or financial institution failures that exceed the FDIC’s expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

Market developments may adversely affect our industry, business and results of operations.
Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a consequence, the Company experienced significant challenges, its credit quality deteriorated and its net income and results of operations were adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date the Company and the Bank remain “well capitalized,” we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

Loss of key personnel could adversely impact results.
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top four executives averaging over 21 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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
We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.
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
We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area.  Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2014, commercial real estate loans comprised approximately 35% of the Bank’s total loan portfolio.

•
Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2014, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

•
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2014, construction and land development loans comprised approximately 9% of the Bank’s total loan portfolio.

•
Single-family residential loans.  Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of December 31, 2014, single-family residential loans comprised approximately 39% of the Bank’s total loan portfolio, including Banco de la Gente single-family residential stated income loans which were approximately 7% of the Bank’s total loan portfolio.

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

We are subject to extensive regulation and oversight and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action.
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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital requirements will be: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.  These factors may also adversely affect the Company’s ability to raise capital in the open market if needed.  In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

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

We may need additional access to capital, which it may be unable to obtain on attractive terms or at all.
We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to it, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price negatively affected.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.            PROPERTIES

At December 31, 2014, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 21 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates loan production offices in Denver and Durham, North Carolina.  The following table sets forth certain information regarding the Bank’s properties at December 31, 2014.

Owned
Corporate Office
518 West C Street
Newton, North Carolina  28658

420 West A Street
Newton, North Carolina 28658

2619 North Main Avenue
Newton, North Carolina  28658

213 1st Street, West
Conover, North Carolina  28613

3261 East Main Street
Claremont, North Carolina  28610

6125 Highway 16 South
Denver, North Carolina  28037

5153 N.C. Highway 90E
Hiddenite, North Carolina  28636

200 Island Ford Road
Maiden, North Carolina  28650

3310 Springs Road NE
Hickory, North Carolina  28601

142 South Highway 16
Denver, North Carolina  28037

106 North Main Street
Catawba, North Carolina 28609

2050 Catawba Valley Boulevard
Hickory, North Carolina  28601

800 E. Arrowood Road
Charlotte, North Carolina  28217

1074 River Highway
Mooresville, North Carolina 28117

Leased
1333 2nd Street NE
Hickory, North Carolina  28601

1910 East Main Street
Lincolnton, North Carolina  28092

760 Highway 27 West
Lincolnton, North Carolina 28092

102 Leonard Avenue
Newton, North Carolina 28658

6350 South Boulevard
Charlotte, North Carolina 28217

4451 Central Avenue
Suite A
Charlotte, North Carolina  28205

3752/3754 Highway 16 North
Denver, North Carolina  28037

501 West Roosevelt Boulevard
Monroe, North Carolina  28110

9624-I Bailey Road
Cornelius, North Carolina  28031

4011 Capital Boulevard
Raleigh, North Carolina  27604

2000 Avondale Drive
Durham,  North Carolina  27704

ITEM 3.           LEGAL PROCEEDINGS

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. The Plaintiff seeks to have the lawsuit certified as a class action.  The Court has not acted on that request.  The Bank has filed, briefed and argued to the Court a motion for summary judgment.  The Court has not ruled on that motion.  The Bank continues to believe that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit, including the request that the lawsuit be certified as a class action.

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

As of March 13, 2015, the Company had 696 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.   The closing market price for the Company’s common stock was $18.74 on March 13, 2015.

The following table presents certain market and dividend information for the last two fiscal years.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

			Cash Dividend
2014	Low Bid	High Bid	Per Share
First Quarter	$14.18	16.40	0.04

Second Quarter	$15.30	17.50	0.04

Third Quarter	$16.00	17.01	0.04

Fourth Quarter	$16.65	18.50	0.06

			Cash Dividend
2013	Low Bid	High Bid	Per Share
First Quarter	$9.20	9.45	0.03

Second Quarter	$11.21	11.23	0.03

Third Quarter	$12.01	14.05	0.03

Fourth Quarter	$12.39	15.00	0.03

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index.  The graph was prepared by SNL Securities, L.C., Charlottesville, Virginia, using data as of December 31, 2014.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total
				Number of
				Shares	Maximum Number
				Purchased as	(or Approximate
				Part of	Dollar Value) of
	Total			Publicly	Shares that May
	Number of		Average	Announced	Yet Be Purchased
	Shares		Price Paid	Plans or	Under the Plans or
Period	Purchased		per Share	Programs (2)	Programs (3)

January 1 - 31, 2014	788	(1)	$15.40	-	$-

February 1 - 28, 2014	291	(1)	15.72	-	$-

March 1 - 31, 2014	-		-	-	$-

April 1 - 30, 2014	551	(1)	17.50	-	$-

May 1 - 31, 2014	321	(1)	17.48	-	$-

June 1 - 30, 2014	382	(1)	17.00	-	$-

July 1 - 31, 2014	569	(1)	16.98	-	$-

August 1 - 31, 2014	588	(1)	16.71	-	$-

September 1 - 30, 2014	-		-	-	$2,000,000

October 1 - 31, 2014	909	(1)	17.28	-	$2,000,000

November 1 - 30, 2014	353	(1)	18.20	-	$2,000,000

December 1 - 31, 2014	4,537	(2)	18.15	4,537	$1,917,648

Total	9,289		$17.49	4,537

(1) The Company purchased 4,752 shares on the open market in the year ended December 31, 2014 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in September 2014.

(3) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in September 2014.

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

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-24 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-26 through A-62 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

The following table presents the number of shares of Company common stock to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average price of the outstanding options, warrants and rights and the number of options, warrants and rights remaining that may be issued under the Company’s Omnibus Plan described under the section captioned “Omnibus Stock Option and Long Term Incentive Plan” contained in the Proxy Statement.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (5)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	77,365	$17.99	282,635
Equity compensation plans not approved by security holders	-	-	-
Total	77,365	$17.99	282,635

(1) Includes 24,159 restricted stock units granted on March 22, 2012 and 5,355 restricted stock units granted on July 26, 2012 under the February 19, 2009 Omnibus Stock Ownership and Long Term Incentive Plan (the "2009 Omnibus Plan"). These restricted stock grants vest five years after issuance.

(2) Includes 26,795 restricted stock units granted on May 23, 2013 under the 2009 Omnibus Plan. These restricted stock grants vest on May 23, 2017.

(3) Includes 21,056 restricted stock units granted on February 20, 2014 under the 2009 Omnibus Plan. These restricted stock grants vest on February 20, 2017.

(4) The exercise price used for the grants of restricted stock units under the 2009 Omnibus Plan is $17.99, the closing price for the Company’s stock on December 31, 2014.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13)
and incorporated herein by reference)

	(a)	Report of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2014 and 2013

	( c)	Consolidated Statements of Earnings for the Years Ended December 31, 2014, 2013 and
2012

	(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 2014, 2013 and 2012

	(e)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2014, 2013 and 2012

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013
and 2012

	(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(1)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(2)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (3)(i)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

Exhibit (3)(ii)	Amended and Restated Bylaws of the Registrant, incorporated by reference to
Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (10)(a)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10(b)	Employment Agreement between Peoples Bank and Joseph F. Beaman, Jr.
incorporated by reference to Exhibit (10)(b) to the Form 10-K filed with the
Securities and Exchange Commission on March 30, 2000

Exhibit (10)(b)(ii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(b)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(c)(iv)	Employment Agreement dated January 22, 2015 between the Registrant and
William D. Cable, Sr., incorporated by reference to Exhibit (10)(c) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(d)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(d)(iv)	Employment Agreement dated January 22, 2015 between the Registrant and
Lance A. Sellers, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(e)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(e)(i)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(f)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(f)(iv)	Employment Agreement dated January 22, 2015 between the Registrant and
A. Joseph Lampron, Jr., incorporated by reference to Exhibit (10(b) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(g)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(h)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(i)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(j)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(k)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(l)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(m)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
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
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(o)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2014 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Porter Keadle Moore, LLP

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-K Report for the annual period ended December 31, 2014, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 25, 2015
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 25, 2015
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 25, 2015
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 25, 2015
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 25, 2015
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 25, 2015
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 25, 2015
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 25, 2015
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 25, 2015
Larry E. Robinson

/s/ William Gregory Terry	Director	March 25, 2015
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 25, 2015
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 25, 2015
Benjamin I. Zachary