Form 10-Q
period 2015-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2015-05-08
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,612,588 shares of common stock, outstanding at April 30, 2015.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2015 (Unaudited) and
	December 31, 2014 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2015 and 2014 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2015 and 2014 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2015 and 2014 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-23

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4T.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 5.	Other Information	39
Item 6.	Exhibits	39-42
Signatures		43
Certifications		44-46

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ  include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in Peoples Bancorp of North Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Dollars in thousands)
	March 31,	December 31,
Assets	2015	2014
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$47,730	51,213
of $11,391 and $12,569
Interest-bearing deposits	19,783	17,885
Cash and cash equivalents	67,513	69,098

Investment securities available for sale	282,575	281,099
Other investments	3,912	4,031
Total securities	286,487	285,130

Mortgage loans held for sale	806	1,375

Loans	660,477	651,891
Less allowance for loan losses	(10,843)	(11,082)
Net loans	649,634	640,809

Premises and equipment, net	16,745	17,000
Cash surrender value of life insurance	14,229	14,125
Other real estate	3,424	2,016
Accrued interest receivable and other assets	10,617	10,941
Total assets	$1,049,455	1,040,494

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$217,603	210,758
NOW, MMDA & savings	432,541	407,504
Time, $250,000 or more	36,237	47,872
Other time	143,579	148,566
Total deposits	829,960	814,700

Securities sold under agreements to repurchase	38,702	48,430
FHLB borrowings	50,000	50,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,660	8,080
Total liabilities	947,941	941,829

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,612,588
shares at March 31, 2015 and December 31, 2014	48,088	48,088
Retained earnings	47,110	45,124
Accumulated other comprehensive income	6,316	5,453
Total shareholders' equity	101,514	98,665

Total liabilities and shareholders' equity	$1,049,455	1,040,494

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2015 and 2014

(Dollars in thousands, except per share amounts)

	2015	2014
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$7,593	7,401
Interest on due from banks	10	12
Interest on investment securities:
U.S. Government sponsored enterprises	713	847
State and political subdivisions	1,163	1,177
Other	88	108
Total interest income	9,567	9,545

Interest expense:
NOW, MMDA & savings deposits	111	126
Time deposits	247	334
FHLB borrowings	418	545
Junior subordinated debentures	97	96
Other	11	10
Total interest expense	884	1,111

Net interest income	8,683	8,434

Provision for (reduction of provision for) loan losses	173	(349)

Net interest income after provision for loan losses	8,510	8,783

Non-interest income:
Service charges	1,134	1,129
Other service charges and fees	355	419
Gain on sale of securities	-	26
Mortgage banking income	239	104
Insurance and brokerage commissions	161	198
Gain/(loss) on sale and write-down of
other real estate	87	(162)
Miscellaneous	1,269	1,127
Total non-interest income	3,245	2,841

Non-interest expense:
Salaries and employee benefits	4,801	4,276
Occupancy	1,483	1,521
Other	2,464	2,326
Total non-interest expense	8,748	8,123

Earnings before income taxes	3,007	3,501

Income tax expense	679	923

Net earnings	2,328	2,578

Basic and diluted net earnings per share	$0.41	0.46
Cash dividends declared per share	$0.06	0.04

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)	(Unaudited)

Net earnings	$2,328	2,578

Other comprehensive income:
Unrealized holding gains on securities
available for sale	1,413	3,860
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	(26)

Total other comprehensive income,
before income taxes	1,413	3,834

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	550	1,503
Reclassification adjustment for gains on sales
of securities available for sale
included in net earnings	-	(10)

Total income tax expense related to
other comprehensive income	550	1,493

Total other comprehensive income,
net of tax	863	2,341

Total comprehensive income	$3,191	4,919

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$2,328	2,578
Adjustments to reconcile net earnings to
net cash provided (used) by operating activities:
Depreciation, amortization and accretion	1,471	1,712
Provision for (reduction of provision for) loan losses	173	(349)
Gain on sale of investment securities	-	(26)
(Gain)/loss on sale of other real estate	(87)	10
Write-down of other real estate	-	152
Restricted stock expense	117	82
Change in:
Mortgage loans held for sale	569	(138)
Cash surrender value of life insurance	(104)	(103)
Other assets	(344)	(1,428)
Other liabilities	580	(9,709)

Net cash provided (used) by operating activities	4,703	(7,219)

Cash flows from investing activities:
Purchases of investment securities available for sale	(7,359)	(10,566)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	6,377	9,738
Proceeds from sales of investment securities available for sale	-	677
Purchases of FHLB stock	(6)	-
FHLB stock redemption	125	284
Net change in loans	(11,601)	500
Purchases of premises and equipment	(297)	(627)
Proceeds from sales of other real estate and repossessions	1,283	482

Net cash (used) provided by investing activities	(11,478)	488

Cash flows from financing activities:
Net change in deposits	15,260	11,174
Net change in securities sold under agreements to repurchase	(9,728)	(2,077)
Cash dividends paid on common stock	(342)	(227)

Net cash provided by financing activities	5,190	8,870

Net change in cash and cash equivalents	(1,585)	2,139

Cash and cash equivalents at beginning of period	69,098	76,773

Cash and cash equivalents at end of period	$67,513	78,912

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$904	1,267
Income taxes	$-	-

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$863	2,341
Transfers of loans to other real estate and repossessions	$2,603	2,246

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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2014) are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”).  Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2014 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2015 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU No. 2015-01 eliminates the concept of extraordinary items from GAAP.  ASU No. 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2015, FASB issued ASU No. 2015-02, (Topic 810):  Amendments to the Consolidation Analysis.  ASU No. 2015-02 provides amendments to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities.  Stakeholders expressed concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations.  ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-03, (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items.  ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-04, (Topic 715):  Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  ASU No. 2015-04 simplifies the fair value measurement of defined benefit pension plans and other retirement plans for entities with a fiscal year-end that does not coincide with a month-end.   ASU No. 2015-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-05, (Subtopic 350-40):  Customer’s Accounting for Fees Paid in a Cloud Computing Arrangements.  ASU No. 2015-05 provides guidance on a customer’s accounting for fees paid in a cloud computing arrangement, which includes software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements.  ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at March 31, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)
	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$86,230	2,331	8	88,553
U.S. Government
sponsored enterprises	36,977	526	141	37,362
State and political subdivisions	145,568	7,044	138	152,474
Corporate bonds	1,957	11	5	1,963
Trust preferred securities	750	-	-	750
Equity securities	748	725	-	1,473
Total	$272,230	10,637	292	282,575

(Dollars in thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$88,496	1,766	52	90,210
U.S. Government
sponsored enterprises	33,766	418	136	34,048
State and political subdivisions	145,938	6,534	226	152,246
Corporate bonds	2,469	16	18	2,467
Trust preferred securities	750	-	-	750
Equity securities	748	630	-	1,378
Total	$272,167	9,364	432	281,099

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2015 and December 31, 2014 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$127	-	2,954	8	3,081	8
U.S. Government
sponsored enterprises	2,549	21	9,639	120	12,188	141
State and political subdivisions	6,328	30	6,784	108	13,112	138
Corporate bonds	-	-	533	5	533	5
Total	$9,004	51	19,910	241	28,914	292

(Dollars in thousands)
	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$436	1	2,963	51	3,399	52
U.S. Government
sponsored enterprises	2,996	4	9,850	132	12,846	136
State and political subdivisions	567	1	14,998	225	15,565	226
Corporate bonds	-	-	525	18	525	18
Total	$3,999	6	28,336	426	32,335	432

At March 31, 2015, unrealized losses in the investment securities portfolio relating to debt securities totaled $292,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2015 tables above, 14 out of 173 securities issued by state and political subdivisions contained unrealized losses, seven out of 82 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses, and one out of three securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2015, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2015
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$4,399	4,412
Due from one to five years	50,121	52,794
Due from five to ten years	111,462	115,413
Due after ten years	19,270	19,930
Mortgage-backed securities	86,230	88,553
Equity securities	748	1,473
Total	$272,230	282,575

No securities available for sale were sold during the three months ended March 31, 2015.  Proceeds from sales of securities available for sale during the three months ended March 31, 2014 were $677,000 and resulted in gross gains of $26,000.

Securities with a fair value of approximately $85.9 million and $89.9 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)
	March 31, 2015	December 31, 2014
Real estate loans:
Construction and land development	$57,247	57,617
Single-family residential	207,113	206,417
Single-family residential -
Banco de la Gente stated income	46,272	47,015
Commercial	227,471	228,558
Multifamily and farmland	12,331	12,400
Total real estate loans	550,434	552,007

Loans not secured by real estate:
Commercial loans	87,055	76,262
Farm loans	5	7
Consumer loans	9,857	10,060
All other loans	13,126	13,555

Total loans	660,477	651,891

Less allowance for loan losses	10,843	11,082

Total net loans	$649,634	640,809

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union, Wake and Durham counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of March 31, 2015, construction and land development loans comprised approximately 9% of the Bank’s total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of March 31, 2015, single-family residential loans comprised approximately 38% of the Bank’s total loan portfolio, and include Banco de la Gente single-family residential stated income loans, which were approximately 7% of the Bank’s total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of March 31, 2015, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of March 31, 2015, commercial loans comprised approximately 13% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2015 and December 31, 2014:

March 31, 2015
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$62	257	319	56,928	57,247	-
Single-family residential	4,313	1,286	5,599	201,514	207,113	-
Single-family residential -
Banco de la Gente stated income	5,727	442	6,169	40,103	46,272	-
Commercial	1,875	381	2,256	225,215	227,471	-
Multifamily and farmland	-	-	-	12,331	12,331	-
Total real estate loans	11,977	2,366	14,343	536,091	550,434	-

Loans not secured by real estate:
Commercial loans	162	-	162	86,893	87,055	-
Farm loans	-	-	-	5	5	-
Consumer loans	97	9	106	9,751	9,857	-
All other loans	-	-	-	13,126	13,126	-
Total loans	$12,236	2,375	14,611	645,866	660,477	-

December 31, 2014
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$294	3,540	3,834	53,783	57,617	-
Single-family residential	5,988	268	6,256	200,161	206,417	-
Single-family residential -
Banco de la Gente stated income	8,998	610	9,608	37,407	47,015	-
Commercial	3,205	366	3,571	224,987	228,558	-
Multifamily and farmland	85	-	85	12,315	12,400	-
Total real estate loans	18,570	4,784	23,354	528,653	552,007	-

Loans not secured by real estate:
Commercial loans	241	49	290	75,972	76,262	-
Farm loans	-	-	-	7	7	-
Consumer loans	184	-	184	9,876	10,060	-
All other loans	-	-	-	13,555	13,555	-
Total loans	$18,995	4,833	23,828	628,063	651,891	-

The following table presents the Company’s non-accrual loans as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)
	March 31, 2015	December 31, 2014
Real estate loans:
Construction and land development	$565	3,854
Single-family residential	3,891	2,370
Single-family residential -
Banco de la Gente stated income	1,432	1,545
Commercial	2,755	2,598
Multifamily and farmland	99	110
Total real estate loans	8,742	10,477

Loans not secured by real estate:
Commercial loans	111	176
Consumer loans	81	75
Total	$8,934	10,728

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $25.9 million, $25.6 million and $28.8 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.  Interest income recognized on accruing impaired loans was $335,000, $356,000 and $1.3 million for the three months ended March 31, 2015, the three months ended March 31, 2014 and the year ended December 31, 2014, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present the Company’s impaired loans as of March 31, 2015 and December 31, 2014:

March 31, 2015
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$1,174	266	647	913	35	2,554
Single-family residential	9,169	2,092	6,496	8,588	170	8,246
Single-family residential -
Banco de la Gente stated income	20,886	-	20,310	20,310	1,179	19,764
Commercial	4,824	1,794	2,701	4,495	256	4,423
Multifamily and farmland	102	-	100	100	1	105
Total impaired real estate loans	36,155	4,152	30,254	34,406	1,641	35,092

Loans not secured by real estate:
Commercial loans	152	-	136	136	3	168
Consumer loans	317	-	310	310	4	312
Total impaired loans	$36,624	4,152	30,700	34,852	1,648	35,572

December 31, 2014
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$5,481	3,639	555	4,194	31	5,248
Single-family residential	6,717	933	5,540	6,473	154	7,430
Single-family residential -
Banco de la Gente stated income	21,243	-	20,649	20,649	1,191	19,964
Commercial	4,752	1,485	2,866	4,351	272	4,399
Multifamily and farmland	111	-	110	110	1	154
Total impaired real estate loans	38,304	6,057	29,720	35,777	1,649	37,195

Loans not secured by real estate:
Commercial loans	218	-	201	201	4	641
Farm loans (non RE)			-
Consumer loans	318	-	313	313	5	309
All other loans (not secured by real estate)	-	-	-	-	-	-
Total impaired loans	$38,840	6,057	30,234	36,291	1,658	38,145

Changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$2,785	2,566	1,610	1,902	7	1,098	-	233	881	11,082
Charge-offs	(88)	(291)	(42)	(2)	-	-	-	(107)	-	(530)
Recoveries	5	6	22	5	-	36	-	44	-	118
Provision	56	318	(4)	(119)	(1)	47	-	38	(162)	173
Ending balance	$2,758	2,599	1,586	1,786	6	1,181	-	208	719	10,843

Allowance for loan losses March 31, 2015:
Ending balance: individually
evaluated for impairment	$-	82	1,145	245	-	-	-	-	-	1,472
Ending balance: collectively
evaluated for impairment	2,758	2,517	441	1,541	6	1,181	-	208	719	9,371
Ending balance	$2,758	2,599	1,586	1,786	6	1,181	-	208	719	10,843

Loans March 31, 2015:
Ending balance	$57,247	207,113	46,272	227,471	12,331	87,055	5	22,983	-	660,477

Ending balance: individually
evaluated for impairment	$266	3,448	18,655	3,633	-	-	-	-	-	26,002
Ending balance: collectively
evaluated for impairment	$56,981	203,665	27,617	223,838	12,331	87,055	5	22,983	-	634,475

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$3,218	3,123	1,863	2,219	37	1,069	-	245	1,727	13,501
Charge-offs	(260)	(22)	(32)	(111)	-	(12)	-	(138)	-	(575)
Recoveries	279	9	12	60	-	5	-	36	-	401
Provision	(104)	22	(76)	28	(1)	(117)	-	87	(188)	(349)
Ending balance	$3,133	3,132	1,767	2,196	36	945	-	230	1,539	12,978

Allowance for loan losses March 31, 2014:
Ending balance: individually
evaluated for impairment	$-	68	1,187	174	-	-	-	-	-	1,429
Ending balance: collectively
evaluated for impairment	3,133	3,064	580	2,022	36	945	-	230	1,539	11,549
Ending balance	$3,133	3,132	1,767	2,196	36	945	-	230	1,539	12,978

Loans March 31, 2014:
Ending balance	$61,162	196,447	48,926	211,882	11,566	65,456	16	22,585	-	618,040

Ending balance: individually
evaluated for impairment	$5,464	3,220	19,625	3,577	-	253	-	257	-	32,396
Ending balance: collectively
evaluated for impairment	$55,698	193,227	29,301	208,305	11,566	65,203	16	22,328	-	585,644

The provision for loan losses for the three months ended March 31, 2015 was an expense of $173,000, as compared to a credit of $349,000 for the three months ended March 31, 2014.  The increase in the provision for loan losses is primarily attributable to a $42.5 million increase in loans from March 31, 2014 to March 31, 2015 and a $238,000 increase in net charge-offs during the three months ended March 31, 2015, as compared to the same period one year ago.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2015 and December 31, 2014:

March 31, 2015
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	13,705	-	-	-	1,026	-	1,245	-	15,976
2- High Quality	7,768	76,955	-	38,374	231	26,199	-	3,465	1,798	154,790
3- Good Quality	26,737	74,746	20,561	140,510	8,978	47,317	5	4,494	10,392	333,740
4- Management Attention	12,918	29,884	12,714	38,734	369	11,995	-	514	936	108,064
5- Watch	9,176	4,619	5,677	5,706	2,653	379	-	47	-	28,257
6- Substandard	648	7,204	7,320	4,147	100	139	-	92	-	19,650
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$57,247	207,113	46,272	227,471	12,331	87,055	5	9,857	13,126	660,477

December 31, 2014
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	15,099	-	-	-	924	-	1,232	-	17,255
2- High Quality	6,741	74,367	-	39,888	241	18,730	-	3,576	1,860	145,403
3- Good Quality	24,641	74,453	21,022	142,141	8,376	44,649	7	4,549	8,055	327,893
4- Management Attention	13,013	30,954	12,721	36,433	1,001	11,312	-	566	3,640	109,640
5- Watch	9,294	5,749	5,799	6,153	2,672	383	-	46	-	30,096
6- Substandard	3,928	5,795	7,473	3,943	110	264	-	87	-	21,600
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$57,617	206,417	47,015	228,558	12,400	76,262	7	10,060	13,555	651,891

Total TDR loans amounted to $5.5 million and $15.0 million at March 31, 2015 and December 31, 2014, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $146,000 and $1.4 million in performing loans classified as TDR loans at March 31, 2015 and December 31, 2014, respectively.

The following tables present an analysis of loan modifications during the three months ended March 31, 2015 and 2014:

Three months ended March 31, 2015
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$146	146
Total real estate TDR loans	1	146	146

Total TDR loans	1	$146	146

Three months ended March 31, 2014
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$316	316
Single family residential	1	737	737
Single-family residential -
Banco de la Gente stated income	6	497	497
Total real estate TDR loans	8	1,550	1,550

Total TDR loans	8	$1,550	1,550

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2015 and 2014 is as follows:

For the three months ended March 31, 2015
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount

Basic earnings per share	$2,328	5,612,588	$0.41
Effect of dilutive securities:
Stock options	-	38,470
Diluted earnings per share	$2,328	5,651,058	$0.41

For the three months ended March 31, 2014
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount

Basic earnings per share	$2,578	5,613,495	$0.46
Effect of dilutive securities:
Stock options	-	19,359
Diluted earnings per share	$2,578	5,632,854	$0.46

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options and restricted stock units, were granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009 but still governs the rights and obligations of the parties for grants made thereunder.  As of March 31, 2015, there were no outstanding options under the 1999 Plan.

Under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a grant date fair value of $11.37 per share during the fourth quarter of 2008. The Company recognized compensation expense on the restricted stock units over the period of time the restrictions were in place (three years from the grant date for the grants of restricted stock units under the 1999 Plan).  The amount of expense recorded in each period reflected the changes in the Company’s stock price during such period.  As of March 31, 2015, there was no unrecognized compensation expense related to the 2007 and 2008 restricted stock unit grants granted under the 1999 Plan.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees.  A total of 267,560 shares are currently reserved for possible issuance under the 2009 Plan.   All stock-based rights under the 2009 Plan must be granted or awarded by May 7, 2019 (or ten years from the 2009 Plan effective date).

The Company granted 29,514 restricted stock units under the 2009 Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the 2009 Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the 2009 Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company granted 15,075 restricted stock units under the 2009 Plan at a grant date fair value of $17.97 per share during the first quarter of 2015.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013 and 2015 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company’s stock price during such period.  As of March 31, 2015, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $968,000.

The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan of $117,000 and $82,000 for the three months ended March 31, 2015 and 2014, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)
	March 31, 2015
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$88,553	-	88,553	-
U.S. Government
sponsored enterprises	$37,362	-	37,362	-
State and political subdivisions	$152,474	-	152,474	-
Corporate bonds	$1,963	-	1,963	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,473	1,473	-	-

(Dollars in thousands)
	December 31, 2014
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$90,210	-	90,210	-
U.S. Government
sponsored enterprises	$34,048	-	34,048	-
State and political subdivisions	$152,246	-	152,246	-
Corporate bonds	$2,467	-	2,467	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,378	1,378	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2015.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at March 31, 2015 and December 31, 2014 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2015	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Three Months Ended March 31, 2015
Impaired loans	$33,204	-	-	33,204	(412)
Other real estate	$3,424	-	-	3,424	87

(Dollars in thousands)
	Fair Value Measurements December 31, 2014	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation	Total Gains/(Losses) for the Year Ended December 31, 2014
Impaired loans	$34,633	-	-	34,633	(1,444)
Other real estate	$2,016	-	-	2,016	(622)

The carrying amount and estimated fair value of financial instruments at March 31, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$67,513	67,513	-	-	67,513
Investment securities available for sale	$282,575	1,473	280,352	750	282,575
Other investments	$3,912	-	-	3,912	3,912
Mortgage loans held for sale	$806	-	-	806	806
Loans, net	$649,634	-	-	653,303	653,303
Cash surrender value of life insurance	$14,229	-	14,229	-	14,229

Liabilities:
Deposits	$829,960	-	-	828,245	828,245
Securities sold under agreements
to repurchase	$38,702	-	38,702	-	38,702
FHLB borrowings	$50,000	-	49,593	-	49,593
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$69,098	69,098	-	-	69,098
Investment securities available for sale	$281,099	1,378	278,971	750	281,099
Other investments	$4,031	-	-	4,031	4,031
Mortgage loans held for sale	$1,375	-	-	1,375	1,375
Loans, net	$640,809	-	-	644,708	644,708
Cash surrender value of life insurance	$14,125	-	14,125	-	14,125

Liabilities:
Deposits	$814,700	-	-	813,288	813,288
Securities sold under agreements
to repurchase	$48,430	-	48,430	-	48,430
FHLB borrowings	$50,000	-	49,598	-	49,598
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)	Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.  Management has concluded that there were no material subsequent events.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-26 through A-62 of the Company’s 2014 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2015 Annual Meeting of Shareholders.

Introduction
Management’s discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Union, Wake and Durham counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

Economic conditions in 2015 continue to demonstrate signs of improvement.  However, with the unemployment rate continuing to be higher than historical norms and home prices still well below pre-crisis levels, the primary indicators of economic activity for our markets continue to point to uncertain business conditions.

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, managing our interest rate exposures and by actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends.

Our business emphasis has been and continues to be to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. We are committed to meeting the financial needs of the communities in which we operate. The Company expects growth to be achieved in its local markets and through expansion opportunities in contiguous or nearby markets.  While the Company would be willing to consider growth by acquisition in certain circumstances, it does not consider the acquisition of another company to be necessary for its continued ability to provide a reasonable return to its shareholders.  We believe that we can be more effective in serving our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability and experience of our Bank officers and managers.

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

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2014 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2015 Annual Meeting of Shareholders.

Many of the Company’s assets and liabilities are recorded using various techniques that require significant judgment as to recoverability.  The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses.  The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility.  In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements.  Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques.  The Company’s internal models generally involve present value of cash flow techniques.  The various techniques are discussed in greater detail elsewhere in this management’s discussion and analysis and the Notes to the Consolidated Financial Statements.  Fair value of the Company’s financial instruments is discussed in Note (6) of the Notes to Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

Results of Operations
Summary.  Net earnings were $2.3 million or $0.41 basic and diluted net earnings per share for the three months ended March 31, 2015, as compared to $2.6 million or $0.46 basic and diluted net earnings per share for the same period one year ago.  The decrease in first quarter earnings is attributable to an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income and an increase in net interest income, as discussed below.

The annualized return on average assets was 0.91% for the three months ended March 31, 2015, compared to 1.03% for the same period one year ago, and annualized return on average shareholders’ equity was 9.32% for the three months ended March 31, 2015, compared to 11.92% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.7 million for the three months ended March 31, 2015, compared to $8.4 million for the same period one year ago.  The increase in net interest income was primarily due to an increase in interest income resulting from an increase in the average outstanding principal balance of loans and was augmented by a decrease in interest expense resulting from a reduction in the cost of funds and a decrease in the average outstanding balance of interest bearing liabilities

Interest income increased $22,000 for the three months ended March 31, 2015, compared to the same period one year ago.  The increase in interest income was primarily due to an increase in the average outstanding principal balance of loans, which was partially offset by a decrease in the average outstanding principal balance of available for sale securities.  During the quarter ended March 31, 2015, average loans increased $37.2 million to $654.7 million from $617.5 million for the quarter ended March 31, 2014.  During the quarter ended March 31, 2015, average investment securities available for sale decreased $26.9 million to $272.1 million from $299.0 million for the quarter ended March 31, 2014.  The average yield on loans for the quarters ended March 31, 2015 and 2014 was 4.70% and 4.86%, respectively.  The average yield on investment securities available for sale for the quarters ended March 31, 2015 and 2014 was 3.68% and 3.58%, respectively.  The average yield on earning assets for the quarters ended March 31, 2015 and 2014 was 4.34% and 4.36%, respectively.

Interest expense decreased $227,000 or 20% for the three months ended March 31, 2015, compared to the same period one year ago.  The decrease in interest expense was the result of lower cost of funds and a reduction in certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.11% for the quarter ended March 31, 2015, as compared to 0.13% for the same period one year ago.  The average rate paid on certificates of deposit was 0.54% for the quarter ended March 31, 2015, as compared to 0.62% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.50% for the quarter ended March 31, 2015, as compared to 0.61% for the same period one year ago.  During the quarter ended March 31, 2015, average certificates of deposit decreased $33.1 million to $186.3 million from $219.4 million for the quarter ended March 31, 2014.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2015 and 2014. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 37.30% for securities that are both federal and state tax exempt and an effective tax rate of 32.30% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$654,728	7,593	4.70%	$617,461	7,401	4.86%
Investments - taxable	97,143	621	2.59%	130,593	810	2.52%
Investments - nontaxable*	179,606	1,932	4.36%	173,999	1,913	4.46%
Other	16,802	10	0.24%	20,670	12	0.24%

Total interest-earning assets	948,279	10,156	4.34%	942,723	10,136	4.36%

Cash and due from banks	44,311			43,386
Other assets	54,809			46,766
Allowance for loan losses	(11,100)			(13,600)

Total assets	$1,036,299			$1,019,275

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$419,633	111	0.11%	$386,278	126	0.13%
Time deposits	186,266	247	0.54%	219,449	334	0.62%
FHLB borrowings	50,000	418	3.39%	65,000	545	3.40%
Trust preferred securities	20,619	97	1.91%	20,619	96	1.89%
Other	41,637	11	0.11%	43,555	10	0.09%

Total interest-bearing liabilities	718,155	884	0.50%	734,901	1,111	0.61%

Demand deposits	213,755			192,570
Other liabilities	4,197			5,589
Shareholders' equity	101,328			87,712

Total liabilities and shareholder's equity	$1,037,435			$1,020,772

Net interest spread		$9,272	3.84%		$9,025	3.75%

Net yield on interest-earning assets			3.97%			3.88%

Taxable equivalent adjustment
Investment securities		$589			$591

Net interest income		$8,683			$8,434

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $33.8 million in 2015 and $22.9 million in 2014. Tax rates of 5.00% and 6.00% were used to calculate the tax equivalent yield on these securities in 2015 and 2014, respectively.

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

	Three months ended March 31, 2015 compared to three months ended March 31, 2014			Three months ended March 31, 2014 compared to three months ended March 31, 2013
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$440	(248)	192	$(44)	(195)	(239)
Investments - taxable	(231)	42	(189)	(77)	527	450
Investments - nontaxable	100	(81)	19	337	(1)	336
Other	(2)	-	(2)	(1)	1	-
Total interest income	307	(287)	20	215	332	547

Interest expense:
NOW, MMDA & savings deposits	10	(25)	(15)	8	(100)	(92)
Time deposits	(47)	(40)	(87)	(40)	(93)	(133)
FHLB borrowings	(126)	(1)	(127)	(45)	(71)	(116)
Trust preferred securities	-	1	1	-	(4)	(4)
Other	-	1	1	2	(9)	(7)
Total interest expense	(163)	(64)	(227)	(75)	(277)	(352)
Net interest income	$470	(223)	247	$290	609	899

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2015 was an expense of $173,000, as compared to a credit of $349,000 for the three months ended March 31, 2014.  The increase in the provision for loan losses is primarily attributable to a $42.5 million increase in loans from March 31, 2014 to March 31, 2015 and a $238,000 increase in net charge-offs during the three months ended March 31, 2015, as compared to the same period one year ago.

Non-Interest Income.  Total non-interest income was $3.2 million for the three months ended March 31, 2015, compared to $2.8 million for the three months ended March 31, 2014.  The increase in non-interest income is primarily attributable to a $391,000 increase in miscellaneous non-interest income and a $135,000 increase in mortgage banking income.  The increase in miscellaneous non-interest income is primarily due to $87,000 in net gains on other real estate owned properties for the three months ended March 31, 2015, as compared to $162,000 in net losses and write-downs on other real estate owned properties for the three months ended March 31, 2014.

Non-Interest Expense.  Total non-interest expense was $8.7 million for the three months ended March 31, 2015, compared to $8.1 million for the three months ended March 31, 2014.  The increase in non-interest expense was primarily due to a $525,000 increase in salaries and benefits expense resulting primarily from an increase in the number of full-time equivalent employees and annual salary increases combined with a $138,000 increase in other non-interest expenses primarily due to a $49,000 increase in foreclosed property expense and a $25,000 increase in legal fees, which were partially offset by a $38,000 decrease in occupancy expense during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Income Taxes.  The Company reported income tax expense of $679,000 and $923,000 for the three months ended March 31, 2015 and 2014, respectively.  This represented an effective tax rate of 23% and 26% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $282.6 million at March 31, 2015, compared to $281.1 million at December 31, 2014.  Average investment securities available for sale for the three months ended March 31, 2015 were $272.1 million, compared to $287.4 million for the year ended December 31, 2014.

Loans.  At March 31, 2015, loans were $660.5 million, compared to $651.9 million at December 31, 2014.  The increase in loans is primarily attributable to a $10.8 million increase in commercial loans not secured by real estate.  Loans originated or renewed during the three months ended March 31, 2015, of approximately $42.8 million, were offset by paydowns and payoffs of existing loans.  Average loans represented 69% and 66% of average earning assets for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.  The Company had $806,000 and $1.4 million in mortgage loans held for sale as of March 31, 2015 and December 31, 2014, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2015, the Company had $105.7 million in residential mortgage loans, $89.7 million in home equity loans and $296.4 million in commercial mortgage loans, which include $238.2 million secured by commercial property and $58.2 million secured by residential property.   Residential mortgage loans include $59.4 million made to customers in the Company’s traditional banking offices and $46.3 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2015, the Company had $57.0 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	63	$11,827	$34
Land acquisition and development - residential purposes	262	29,531	531
1 to 4 family residential construction	54	11,430	-
Commercial construction	7	4,459	-
Total construction and land development	386	$57,247	$565

Total TDR loans amounted to $5.5 million and $15.0 million at March 31, 2015 and December 31, 2014, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $146,000 and $1.4 million in performing loans classified as TDR loans at March 31, 2015 and December 31, 2014, respectively.

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

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in estimating the allowance for loan losses.  The provision for loan losses charged or credited to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at March 31, 2015 was $10.8 million or 1.64% of total loans, compared to $11.1 million or 1.70% of total loans at December 31, 2014.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2015 and December 31, 2014.

	Percentage of Loans
	By Risk Grade
Risk Grade	3/31/2015	12/31/2014
Risk Grade 1 (Excellent Quality)	2.03%	2.18%
Risk Grade 2 (High Quality)	23.44%	22.30%
Risk Grade 3 (Good Quality)	50.69%	50.76%
Risk Grade 4 (Management Attention)	16.36%	16.54%
Risk Grade 5 (Watch)	4.28%	4.62%
Risk Grade 6 (Substandard)	2.96%	3.30%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2015, including non-accrual loans, there were six relationships exceeding $1.0 million in the Watch risk grade (which totaled $14.2 million) and one relationship exceeding $1.0 million in the Substandard risk grade (which totaled $1.3 million).  There was one relationship with loans in both the Watch and Substandard risk grades, which totaled $1.3 million for loans in both risk grades combined.

Non-performing Assets.  Non-performing assets totaled $12.4 million at March 31, 2015 or 1.18% of total assets, compared to $12.7 million or 1.22% of total assets at December 31, 2014.  Non-accrual loans were $8.9 million at March 31, 2015 and $10.7 million at December 31, 2014.  As a percentage of total loans outstanding, non-accrual loans were 1.35% at March 31, 2015, compared to 1.65% at December 31, 2014.  Non-accrual loans include $8.1 million in commercial and residential mortgage loans, $565,000 in construction and land development loans and $192,000 in other loans at March 31, 2015, compared to $6.6 million in commercial and residential mortgage loans, $3.9 million in construction and land development loans and $251,000 in other loans at December 31, 2014.  The Bank did not have any loans 90 days past due and still accruing at March 31, 2015 and December 31, 2014.  Other real estate totaled $3.4 million at March 31, 2015, compared to $2.0 million at December 31, 2014.

           Deposits.  Total deposits at March 31, 2015 were $830.0 million compared to $814.7 million at December 31, 2014. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $786.2 million at March 31, 2015 as compared to $755.8 million at December 31, 2014.  Certificates of deposit in amounts of $250,000 or more totaled $36.2 million at March 31, 2015, as compared to $47.9 million at December 31, 2014.  At March 31, 2015, brokered deposits were $7.5 million as compared to $11.1 million at December 31, 2014.  Brokered deposits outstanding as of March 31, 2015 had a weighted average rate of 0.09% with a weighted average original term of 12 months as compared to brokered deposits outstanding at December 31, 2014, which had a weighted average rate of 0.13% with a weighted average original term of 11 months.

Borrowed Funds. Borrowings from the FHLB totaled $50.0 million at March 31, 2015 and December 31, 2014.  The average balance of FHLB borrowings for the three months ended March 31, 2015 was $50.0 million, compared to $63.7 million for the year ended December 31, 2014.  The FHLB borrowings outstanding at March 31, 2015 had interest rates ranging from 1.82% to 3.67% and maturity dates in 2018.

Securities sold under agreements to repurchase were $38.7 million at March 31, 2015 compared to $48.4 million at December 31, 2014.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the three months ended March 31, 2015 totaled $948.3 million, exceeding average rate sensitive liabilities of $718.2 million by $230.1 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2015.

Included in the rate sensitive assets are $292.5 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2015, the Company had $192.6 million in loans with interest rate floors.  The floors were in effect on $190.2 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.91% higher than the indexed rate on the promissory notes without interest rate floors.

            Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2015, such unfunded commitments to extend credit were $170.9 million, while commitments in the form of standby letters of credit totaled $4.1 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2015, the Company’s core deposits totaled $786.2 million, or 95% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  The Company’s policies include the ability to access wholesale funding of up to 40% of total assets.  The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 5.52% as of March 31, 2015.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $50.0 million at March 31, 2015 and December 31, 2014.  At March 31, 2015, the carrying value of loans pledged as collateral to the FHLB totaled $122.4 million compared to $126.0 million at December 31, 2014.  The remaining availability under the line of credit with the FHLB was $25.1 million at March 31, 2015 compared to $27.7 million at December 31, 2014.  The Bank had no borrowings from the FRB at March 31, 2015 or December 31, 2014.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2015, the carrying value of loans pledged as collateral to the FRB totaled $354.6 million compared to $340.5 million at December 31, 2014.

The Bank also had the ability to borrow up to $54.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2015.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 32.05% at March 31, 2015 and 31.76% at December 31, 2014.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2015 and December 31, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of March 31, 2015 and December 31, 2014 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2015	December 31, 2014
Contractual Cash Obligations
Long-term borrowings	$50,000	50,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,436	4,585
Total	$75,055	75,204
Other Commitments
Commitments to extend credit	$170,894	168,733
Standby letters of credit and financial guarantees written	4,064	3,911
Total	$174,958	172,644

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

Capital Resources.  Shareholders’ equity was $101.5 million, or 9.7% of total assets, as of March 31, 2015, compared to $88.4 million, or 8.5% of total assets, as of March 31, 2014.  This increase is primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income resulting from an increase in the unrealized gain on investment securities.

Annualized return on average equity for the three months ended March 31, 2015 was 9.32% compared to 11.92% for the three months ended March 31, 2014.  Total cash dividends paid on common stock were $341,000 and $227,000 for the three months ended March 31, 2015 and 2014, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2014, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million will be allocated to repurchase the Company’s common stock.  Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors.  The repurchase program may be suspended at any time or from time-to-time without prior notice.  The Company has repurchased $82,000, or 4,537 shares, of its common stock under this program as of March 31, 2015.

In 2013, the Federal Reserve Board approved its final rule on the Basel III capital standards, which implement changes to the regulatory capital framework for banking organizations.  The Basel III capital standards, which became effective January 1, 2015, include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total risk based capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% (unchanged from previous rules).  An additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes beginning on January 1, 2016 at 0.625% and will be phased in through 2019 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019).  This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained earnings that could be utilized for such actions.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2015 and December 31, 2014 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 15.07% and 15.33% at March 31, 2015 and December 31, 2014, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 16.36% and 16.62% at March 31, 2015 and December 31, 2014, respectively.  The Company's common equity Tier 1 capital consists of common stock and retained earnings.  The Company's common equity Tier 1 capital ration was 12.45% and 12.62% at March 31, 2015 and December 31, 2014, respectively.   Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.12% and 10.74% at March 31, 2015 and December 31, 2014, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.60% and 14.78% at March 31, 2015 and December 31, 2014, respectively.  The total risk-based capital ratio for the Bank was 15.88% and 16.06% at March 31, 2015 and December 31, 2014, respectively.   The Bank's common equity Tier 1 capital ratio was 14.60% and 14.78% at March 31, 2015 and December 31, 2014, respectively.  The Bank’s Tier 1 leverage capital ratio was 10.75% and 10.33% at March 31, 2015 and December 31, 2014, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2015.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number of	Number (or
				Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs (2)

January 1 - 31, 2015	527		$18.97	-	$1,917,648

February 1 - 28, 2015	715		18.97	-	$1,917,648

March 1 - 31, 2015	-		-	-	$1,917,648

Total	1,242	(1)	$18.91	-

(1) The Company purchased 1,242 shares on the open market in the three months ended March 31, 2015 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in 2014.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(i)(a)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

	Exhibit (3)(i)(b)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

	Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

	Exhibit (3)(ii)	Amended and Restated Bylaws of the Registrant, incorporated by reference to
Exhibit (3)(ii) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

	Exhibit (10)(i)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(ii)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Joseph F. Beaman, Jr., incorporated by reference to Exhibit (10(b)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

	Exhibit (10)(iii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

	Exhibit (10)(iv)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(v)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(vi)	Employment agreement dated January 22, 2015 between the Registrant and
William D. Cable, Sr., incorporated by reference to Exhibit (10)(c) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

	Exhibit (10)(vii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(viii)	Employment agreement dated January 22, 2015 between the Registrant and
Lance A. Sellers, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

	Exhibit (10)(ix)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(x)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(xi)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(xii)	Employment agreement dated January 22, 2015 between the Registrant and A.
Joseph Lampron, Jr., incorporated by reference to Exhibit (10)(b) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(xiii)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(xiv)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(xv)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(xvi)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xvii)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xviii)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(xix)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
Bank National Association, as Trustee, relating to Junior Subordinated Debt
Securities Due September 15, 2036, incorporated by reference to Exhibit (10)(m)
to the Form 10-Q filed with the Securities and Exchange Commission on
November 13, 2006

Exhibit (10)(xx)	Form of Amended and Restated Director Supplemental Retirement Agreement
between Peoples Bank and Directors Robert C. Abernethy, James S. Abernethy,
Douglas S. Howard, John W. Lineberger, Jr., Gary E. Matthews, Dr. Billy L.
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(xxi)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 8, 2015	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)