Form 10-Q
period 2015-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2015-08-07
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,540,838 shares of common stock, outstanding at July 31, 2015.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December
	31, 2014 (Audited)	3

	Consolidated Statements of Earnings for the three and six months ended
	June 30, 2015 and 2014 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and six
	months ended June 30, 2015 and 2014 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30,
	2015 and 2014 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 5.	Other Information	38
Item 6.	Exhibits	38-41
Signatures		42
Certifications		43-45

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

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(Dollars in thousands)
	June 30,	December 31,
Assets	2015	2014
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$45,725	51,213
of $12,390 and $12,569
Interest-bearing deposits	9,954	17,885
Cash and cash equivalents	55,679	69,098

Investment securities available for sale	273,469	281,099
Other investments	3,911	4,031
Total securities	277,380	285,130

Mortgage loans held for sale	2,063	1,375

Loans	666,767	651,891
Less allowance for loan losses	(10,378)	(11,082)
Net loans	656,389	640,809

Premises and equipment, net	16,503	17,000
Cash surrender value of life insurance	14,333	14,125
Other real estate	3,424	2,016
Accrued interest receivable and other assets	11,440	10,941
Total assets	$1,037,211	1,040,494

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$216,475	210,758
NOW, MMDA & savings	417,026	407,504
Time, $250,000 or more	33,252	47,872
Other time	142,048	148,566
Total deposits	808,801	814,700

Securities sold under agreements to repurchase	48,285	48,430
FHLB borrowings	50,000	50,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,120	8,080
Total liabilities	936,825	941,829

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,540,838
shares at 6/30/15, and 5,612,588 shares at 12/31/14	46,748	48,088
Retained earnings	49,397	45,124
Accumulated other comprehensive income	4,241	5,453
Total shareholders' equity	100,386	98,665

Total liabilities and shareholders' equity	$1,037,211	1,040,494

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Six Months Ended June 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$7,333	7,491	14,926	14,893
Interest on due from banks	7	12	17	24
Interest on investment securities:
U.S. Government sponsored enterprises	613	804	1,326	1,651
States and political subdivisions	1,157	1,169	2,320	2,346
Other	81	100	169	207
Total interest income	9,191	9,576	18,758	19,121

Interest expense:
NOW, MMDA & savings deposits	106	125	218	251
Time deposits	226	303	474	637
FHLB borrowings	433	549	851	1,094
Junior subordinated debentures	99	97	196	193
Other	11	11	20	21
Total interest expense	875	1,085	1,759	2,196

Net interest income	8,316	8,491	16,999	16,925

Provision for (reduction of provision for) loan losses	(214)	67	(41)	(282)

Net interest income after provision for loan losses	8,530	8,424	17,040	17,207

Non-interest income:
Service charges	1,171	1,223	2,305	2,352
Other service charges and fees	190	260	545	679
Gain on sale of securities	-	-	-	26
Mortgage banking income	271	188	510	292
Insurance and brokerage commissions	203	162	365	361
Gain/(loss) on sale and write-down of
other real estate	79	12	166	(150)
Miscellaneous	1,383	1,265	2,651	2,392
Total non-interest income	3,297	3,110	6,542	5,952

Non-interest expense:
Salaries and employee benefits	4,286	4,207	9,086	8,483
Occupancy	1,482	1,466	2,966	2,988
Professional fees	276	239	506	445
Advertising and marketing	218	186	403	359
Debit card expense	246	224	482	442
FDIC insurance	172	182	348	396
Other	1,657	1,563	3,294	3,078
Total non-interest expense	8,337	8,067	17,085	16,191

Earnings before income taxes	3,490	3,467	6,497	6,968

Income tax expense	866	916	1,545	1,838

Net earnings	$2,624	2,551	4,952	5,130

Basic net earnings per share	$0.47	0.45	0.89	0.91
Diluted net earnings per share	$0.47	0.45	0.88	0.91
Cash dividends declared per share	$0.06	0.04	0.12	0.08

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,624	2,551	4,952	5,130

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities
available for sale	(3,399)	3,726	(1,985)	7,586
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	-	-	(26)

Total other comprehensive (loss) income,
before income taxes	(3,399)	3,726	(1,985)	7,560

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding (losses) gains on securities
available for sale	(1,324)	1,451	(773)	2,954
Reclassification adjustment for gains
on securities available for sale
included in net earnings	-	-	-	(10)

Total income tax expense (benefit) related to
other comprehensive income (loss)	(1,324)	1,451	(773)	2,944

Total other comprehensive (loss) income,
net of tax	(2,075)	2,275	(1,212)	4,616

Total comprehensive income	$549	4,826	3,740	9,746

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$4,952	5,130
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,000	3,258
Provision for (reduction of provision for) loan losses	(41)	(282)
Gain on sale of investment securities	-	(26)
(Gain)/loss on sale of other real estate	(183)	(2)
Write-down of other real estate	17	152
Restricted stock expense	218	167
Originations of mortgage loans held for sale	(24,478)	(17,636)
Sales of mortgage loans held for sale	23,790	16,084
Change in:
Cash surrender value of life insurance	(208)	(208)
Other assets	56	(2,274)
Other liabilities	1,040	2,877

Net cash provided by operating activities	8,163	7,240

Cash flows from investing activities:
Purchases of investment securities available for sale	(10,485)	(13,070)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	14,233	18,415
Proceeds from sales of investment securities available for sale	-	677
Purchases of FHLB stock	(5)	-
FHLB stock redemption	125	284
Net change in loans	(19,362)	(15,978)
Purchases of premises and equipment	(606)	(1,372)
Proceeds from sales of other real estate and repossessions	2,581	1,554

Net cash used by investing activities	(13,519)	(9,490)

Cash flows from financing activities:
Net change in deposits	(5,899)	12,118
Net change in securities sold under agreements to repurchase	(145)	1,368
Proceeds from FHLB borrowings	20,000	-
Repayments of FHLB borrowings	(20,000)	-
Preferred stock repurchase	-	(12,524)
Stock options exercised	-	37
Common stock repurchased	(1,340)	-
Cash dividends paid on common stock	(679)	(454)

Net cash (used) provided by financing activities	(8,063)	545

Net change in cash and cash equivalents	(13,419)	(1,705)

Cash and cash equivalents at beginning of period	69,098	76,773

Cash and cash equivalents at end of period	$55,679	75,068

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,747	2,217
Income taxes	$749	827

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(1,212)	4,616
Transfers of loans to other real estate and repossessions	$3,823	3,288
Financed portion of sales of other real estate	$-	230

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiaries, Peoples Bank (the “Bank”) and Community Bank Real Estate Solutions, LLC, along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc. ("REAS") and PB Real Estate Holdings, LLC (collectively called the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank operates four offices focused on the Latino population under the name Banco de la Gente.  These offices are operated as a division of the Bank.  Banco de la Gente offers normal and customary banking services as are offered in the Bank's other branches such as the taking of deposits and the making of loans and therefore is not considered a reportable segment of the Company.

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

Recently Issued Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU No. 2015-01 eliminates the concept of extraordinary items from GAAP.  ASU No. 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements.  ASU No. 2015-10 contains amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at June 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$80,685	1,969	9	82,645
U.S. Government
sponsored enterprises	38,934	380	143	39,171
State and political subdivisions	143,458	4,696	712	147,442
Corporate bonds	1,947	12	5	1,954
Trust preferred securities	750	-	-	750
Equity securities	748	759	-	1,507
Total	$266,522	7,816	869	273,469

(Dollars in thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$88,496	1,766	52	90,210
U.S. Government
sponsored enterprises	33,766	418	136	34,048
State and political subdivisions	145,938	6,534	226	152,246
Corporate bonds	2,469	16	18	2,467
Trust preferred securities	750	-	-	750
Equity securities	748	630	-	1,378
Total	$272,167	9,364	432	281,099

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2015 and December 31, 2014 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,705	9	-	-	4,705	9
U.S. Government
sponsored enterprises	6,462	53	9,316	90	15,778	143
State and political subdivisions	30,553	459	6,612	253	37,165	712
Corporate bonds	-	-	527	5	527	5
Total	$41,720	521	16,455	348	58,175	869

(Dollars in thousands)
	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$436	1	2,963	51	3,399	52
U.S. Government
sponsored enterprises	2,996	4	9,850	132	12,846	136
State and political subdivisions	567	1	14,998	225	15,565	226
Corporate bonds	-	-	525	18	525	18
Total	$3,999	6	28,336	426	32,335	432

At June 30, 2015, unrealized losses in the investment securities portfolio relating to debt securities totaled $869,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2015 tables above, 41 out of 173 securities issued by state and political subdivisions contained unrealized losses, nine out of 79 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses, and one out of three securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2015, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2015
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$5,058	5,073
Due from one to five years	54,229	56,563
Due from five to ten years	110,910	112,421
Due after ten years	14,892	15,260
Mortgage-backed securities	80,685	82,645
Equity securities	748	1,507
Total	$266,522	273,469

No securities available for sale were sold during the six months ended June 30, 2015.  Proceeds from sales of securities available for sale during the six months ended June 30, 2014 were $677,000 and resulted in gross gains of $26,000.

Securities with a fair value of approximately $89.9 million and $89.9 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)
	June 30, 2015	December 31, 2014
Real estate loans:
Construction and land development	$60,066	57,617
Single-family residential	208,653	206,417
Single-family residential -
Banco de la Gente stated income	45,252	47,015
Commercial	231,684	228,558
Multifamily and farmland	12,402	12,400
Total real estate loans	558,057	552,007

Loans not secured by real estate:
Commercial loans	85,124	76,262
Farm loans	4	7
Consumer loans	10,069	10,060
All other loans	13,513	13,555

Total loans	666,767	651,891

Less allowance for loan losses	10,378	11,082

Total net loans	$656,389	640,809

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union, Wake and Durham counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of June 30, 2015, construction and land development loans comprised approximately 9% of the Bank’s total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of June 30, 2015, single-family residential loans comprised approximately 38% of the Bank’s total loan portfolio, and include Banco de la Gente single-family residential stated income loans, which were approximately 7% of the Bank’s total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of June 30, 2015, commercial real estate loans comprised approximately 35% of the Bank’s total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of June 30, 2015, commercial loans comprised approximately 13% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2015 and December 31, 2014:

June 30, 2015
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$313	227	540	59,526	60,066	-
Single-family residential	1,869	641	2,510	206,143	208,653	100
Single-family residential -
Banco de la Gente stated income	999	205	1,204	44,048	45,252	-
Commercial	36	326	362	231,322	231,684	-
Multifamily and farmland	-	-	-	12,402	12,402	-
Total real estate loans	3,217	1,399	4,616	553,441	558,057	100

Loans not secured by real estate:
Commercial loans	69	5	74	85,050	85,124	-
Farm loans	-	-	-	4	4	-
Consumer loans	150	9	159	9,910	10,069	-
All other loans	-	-	-	13,513	13,513	-
Total loans	$3,436	1,413	4,849	661,918	666,767	100

December 31, 2014
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$294	3,540	3,834	53,783	57,617	-
Single-family residential	5,988	268	6,256	200,161	206,417	-
Single-family residential -
Banco de la Gente stated income	8,998	610	9,608	37,407	47,015	-
Commercial	3,205	366	3,571	224,987	228,558	-
Multifamily and farmland	85	-	85	12,315	12,400	-
Total real estate loans	18,570	4,784	23,354	528,653	552,007	-

Loans not secured by real estate:
Commercial loans	241	49	290	75,972	76,262	-
Farm loans	-	-	-	7	7	-
Consumer loans	184	-	184	9,876	10,060	-
All other loans	-	-	-	13,555	13,555	-
Total loans	$18,995	4,833	23,828	628,063	651,891	-

The following table presents the Company’s non-accrual loans as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)
	June 30, 2015	December 31, 2014
Real estate loans:
Construction and land development	$546	3,854
Single-family residential	3,171	2,370
Single-family residential -
Banco de la Gente stated income	1,062	1,545
Commercial	2,641	2,598
Multifamily and farmland	-	110
Total real estate loans	7,420	10,477

Loans not secured by real estate:
Commercial loans	109	176
Consumer loans	67	75
Total	$7,596	10,728

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $26.2 million, $25.6 million and $27.7 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.  Interest income recognized on accruing impaired loans was $662,000, $681,000 and $1.3 million for the six months ended June 30, 2015, the six months ended June 30, 2014 and the year ended December 31, 2014, respectively.  Interest income recognized on accruing impaired loans was $327,000 and $325,000 for the three months ended June 30, 2015 and 2014, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present the Company’s impaired loans as of June 30, 2015 and December 31, 2014:

June 30, 2015
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$1,083	241	627	868	44	1,992
Single-family residential	8,396	1,606	6,442	8,048	176	8,535
Single-family residential -
Banco de la Gente stated income	20,375	-	19,798	19,798	1,167	19,421
Commercial	4,797	1,753	2,626	4,379	243	4,404
Multifamily and farmland	101	-	98	98	-	103
Total impaired real estate loans	34,752	3,600	29,591	33,191	1,630	34,455

Loans not secured by real estate:
Commercial loans	159	-	133	133	2	156
Consumer loans	296	-	288	288	5	304
Total impaired loans	$35,207	3,600	30,012	33,612	1,637	34,915

December 31, 2014
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$5,481	3,639	555	4,194	31	5,248
Single-family residential	6,717	933	5,540	6,473	154	7,430
Single-family residential -
Banco de la Gente stated income	21,243	-	20,649	20,649	1,191	19,964
Commercial	4,752	1,485	2,866	4,351	272	4,399
Multifamily and farmland	111	-	110	110	1	154
Total impaired real estate loans	38,304	6,057	29,720	35,777	1,649	37,195

Loans not secured by real estate:
Commercial loans	218	-	201	201	4	641
Farm loans (non RE)			-
Consumer loans	318	-	313	313	5	309
All other loans (not secured by real estate)	-	-	-	-	-	-
Total impaired loans	$38,840	6,057	30,234	36,291	1,658	38,145

Changes in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$2,785	2,566	1,610	1,902	7	1,098	-	233	881	11,082
Charge-offs	(73)	(400)	(59)	(62)	-	(15)	-	(253)	-	(862)
Recoveries	23	10	22	10	-	53	-	81	-	199
Provision	189	280	(45)	(101)	(5)	(234)	-	170	(295)	(41)
Ending balance	$2,924	2,456	1,528	1,749	2	902	-	231	586	10,378

Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$2,758	2,599	1,586	1,786	6	1,181	-	208	719	10,843
Charge-offs	-	(109)	(17)	(59)	-	(15)	-	(132)	-	(332)
Recoveries	18	4	-	5	-	17	-	37	-	81
Provision	148	(38)	(41)	17	(4)	(281)	-	118	(133)	(214)
Ending balance	$2,924	2,456	1,528	1,749	2	902	-	231	586	10,378

Allowance for loan losses June 30, 2015:
Ending balance: individually
evaluated for impairment	$-	92	1,135	235	-	-	-	-	-	1,462
Ending balance: collectively
evaluated for impairment	2,924	2,364	393	1,514	2	902	-	231	586	8,916
Ending balance	$2,924	2,456	1,528	1,749	2	902	-	231	586	10,378

Loans June 30, 2015:
Ending balance	$60,066	208,653	45,252	231,684	12,402	85,124	4	23,582	-	666,767

Ending balance: individually
evaluated for impairment	$241	2,998	18,346	3,575	-	-	-	-	-	25,160
Ending balance: collectively
evaluated for impairment	$59,825	205,655	26,906	228,109	12,402	85,124	4	23,582	-	641,607

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,218	3,123	1,863	2,219	37	1,069	-	245	1,727	13,501
Charge-offs	(260)	(194)	(140)	(131)	-	(193)	-	(254)	-	(1,172)
Recoveries	282	60	17	161	-	26	-	82	-	628
Provision	147	(141)	(32)	(410)	(30)	179	-	180	(175)	(282)
Ending balance	$3,387	2,848	1,708	1,839	7	1,081	-	253	1,552	12,675

Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,133	3,132	1,767	2,196	36	945	-	230	1,539	12,978
Charge-offs	-	(171)	(108)	(20)	-	(181)	-	(117)	-	(597)
Recoveries	3	52	5	101	-	21	-	45	-	227
Provision	251	(165)	44	(438)	(29)	296	-	95	13	67
Ending balance	$3,387	2,848	1,708	1,839	7	1,081	-	253	1,552	12,675

Allowance for loan losses June 30, 2014:
Ending balance: individually
evaluated for impairment	$-	67	1,175	-	-	242	-	-	-	1,484
Ending balance: collectively
evaluated for impairment	3,387	2,781	533	1,839	7	839	-	253	1,552	11,191
Ending balance	$3,387	2,848	1,708	1,839	7	1,081	-	253	1,552	12,675

Loans June 30, 2014:
Ending balance	$59,843	196,192	48,165	214,378	11,821	78,056	93	24,788	-	633,336

Ending balance: individually
evaluated for impairment	$5,297	2,325	19,287	-	-	3,307	-	250	-	30,466
Ending balance: collectively
evaluated for impairment	$54,546	193,867	28,878	214,378	11,821	74,749	93	24,538	-	602,870

The provision for loan losses for the three months ended June 30, 2015 was a credit of $214,000, as compared to an expense of $67,000 for the three months ended June 30, 2014.  The decrease in the provision for loan losses is primarily attributable to a $3.3 million reduction in non-accrual loans from June 30, 2014 to June 30, 2015 and a $119,000 reduction in net charge-offs during the three months ended June 30, 2015, as compared to the same period one year ago.

The provision for loan losses for the six months ended June 30, 2015 was a credit of $41,000, as compared to a credit of $282,000 for the six months ended June 30, 2014.  The credit to the provision for loan losses for the six months ended June 30, 2015 was less than the credit to the provision for loan losses for the six months ended June 30, 2014 primarily due to a $33.5 million increase in loans from June 30, 2014 to June 30, 2015 and a $119,000 increase in net charge-offs during the six months ended June 30, 2015, as compared to the same period one year ago.  The credit to provision for loan losses in the three and six months ended June 30, 2015 resulted from, and was considered appropriate as part of, management’s assessment and estimate of the risks in the total loan portfolio and determination of the total allowance for loan losses.  The primary factors contributing to the decrease in the allowance for loan losses at June 30, 2015 to $10.4 million from $11.1 million at December 31, 2014 were the continuing positive trends in indicators of potential losses on loans, primarily non-accrual loans and the declining trend in net charge-offs.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2015 and December 31, 2014:

June 30, 2015
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	14,306	-	-	-	984	-	1,222	-	16,512
2- High Quality	9,578	80,824	-	41,564	218	26,392	-	3,698	1,741	164,015
3- Good Quality	28,682	71,510	20,081	142,618	9,096	44,283	4	4,499	9,997	330,770
4- Management Attention	12,361	30,906	12,510	37,876	358	12,839	-	540	1,775	109,165
5- Watch	8,817	4,674	5,746	5,604	2,730	473	-	42	-	28,086
6- Substandard	628	6,433	6,915	4,022	-	153	-	68	-	18,219
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$60,066	208,653	45,252	231,684	12,402	85,124	4	10,069	13,513	666,767

December 31, 2014
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	15,099	-	-	-	924	-	1,232	-	17,255
2- High Quality	6,741	74,367	-	39,888	241	18,730	-	3,576	1,860	145,403
3- Good Quality	24,641	74,453	21,022	142,141	8,376	44,649	7	4,549	8,055	327,893
4- Management Attention	13,013	30,954	12,721	36,433	1,001	11,312	-	566	3,640	109,640
5- Watch	9,294	5,749	5,799	6,153	2,672	383	-	46	-	30,096
6- Substandard	3,928	5,795	7,473	3,943	110	264	-	87	-	21,600
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$57,617	206,417	47,015	228,558	12,400	76,262	7	10,060	13,555	651,891

TDR loans modified in 2015, past due TDR loans and non-accrual TDR loans totaled $5.6 million and $15.0 million at June 30, 2015 and December 31, 2014, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $144,000 and $1.4 million in performing loans classified as TDR loans at June 30, 2015 and December 31, 2014, respectively.

The following tables present an analysis of loan modifications during the six months ended June 30, 2015 and 2014:

Six months ended June 30, 2015
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$146	144
Total real estate TDR loans	1	146	144

Total TDR loans	1	$146	144

During the six months ended June 30, 2015, one loan was modified that was considered to be a troubled debt restructuring.  The interest rate was modified on this loan.

Six months ended June 30, 2014
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Construction and land development	1	$316	316
Single-family residential	1	734	734
Single-family residential -
Banco de la Gente stated income	6	494	494
Commercial	-	-	-
Multifamily and farmland	-	-	-
Total real estate TDR loans	8	1,544	1,544
Total TDR loans	8	$1,544	1,544

During the six months ended June 30, 2015, eight loans were modified that were considered to be troubled debt restructurings.  The interest rate was modified on these loans.

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2015 and 2014 is as follows:

For the three months ended June 30, 2015
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount
Basic earnings per share	$2,624	5,574,915	$0.47
Effect of dilutive securities:
Stock options	-	44,910
Diluted earnings per share	$2,624	5,619,825	$0.47

For the six months ended June 30, 2015
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount
Basic earnings per share	$4,952	5,593,648	$0.89
Effect of dilutive securities:
Stock options	-	41,708
Diluted earnings per share	$4,952	5,635,356	$0.88

For the three months ended June 30, 2014
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount
Basic earnings per share	$2,551	5,616,008	$0.45
Effect of dilutive securities:
Stock options	-	25,471
Diluted earnings per share	$2,551	5,641,479	$0.45

For the six months ended June 30, 2014
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount
Basic earnings per share	$5,130	5,614,758	$0.91
Effect of dilutive securities:
Stock options	-	22,432
Diluted earnings per share	$5,130	5,637,190	$0.91

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the “1999 Plan”) whereby certain stock-based rights, such as stock options and restricted stock units, were granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009 but still governs the rights and obligations of the parties for grants made thereunder.  As of June 30, 2015, there were no outstanding options under the 1999 Plan.

Under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a grant date fair value of $11.37 per share during the fourth quarter of 2008. The Company recognized compensation expense on the restricted stock units over the period of time the restrictions were in place (three years from the grant date for the grants of restricted stock units under the 1999 Plan).  The amount of expense recorded in each period reflected the changes in the Company’s stock price during such period.  As of June 30, 2015, there was no unrecognized compensation expense related to the 2007 and 2008 restricted stock unit grants granted under the 1999 Plan.

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

The Company granted 29,514 restricted stock units under the 2009 Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the 2009 Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the 2009 Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company granted 15,075 restricted stock units under the 2009 Plan at a grant date fair value of $17.97 per share during the first quarter of 2015.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013 and 2015 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company’s stock price during such period.  As of June 30, 2015, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $855,000.

The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan of $218,000 and $167,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)
	June 30, 2015
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$82,645	-	82,645	-
U.S. Government
sponsored enterprises	$39,171	-	39,171	-
State and political subdivisions	$147,442	-	147,442	-
Corporate bonds	$1,954	-	1,954	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,507	1,507	-	-

(Dollars in thousands)
	December 31, 2014
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$90,210	-	90,210	-
U.S. Government
sponsored enterprises	$34,048	-	34,048	-
State and political subdivisions	$152,246	-	152,246	-
Corporate bonds	$2,467	-	2,467	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,378	1,378	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2015.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at June 30, 2015 and December 31, 2014 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2015	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Impaired loans	$31,975	-	-	31,975
Other real estate	$3,424	-	-	3,424

(Dollars in thousands)
	Fair Value Measurements December 31, 2014	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Impaired loans	$34,633	-	-	34,633
Other real estate	$2,016	-	-	2,016

The carrying amount and estimated fair value of financial instruments at June 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$55,679	55,679	-	-	55,679
Investment securities available for sale	$273,469	1,507	271,212	750	273,469
Other investments	$3,911	-	-	3,911	3,911
Mortgage loans held for sale	$2,063	-	-	2,063	2,063
Loans, net	$656,389	-	-	660,168	660,168
Cash surrender value of life insurance	$14,333	-	14,333	-	14,333

Liabilities:
Deposits	$808,801	-	-	806,938	806,938
Securities sold under agreements
to repurchase	$48,285	-	48,285	-	48,285
FHLB borrowings	$50,000	-	49,608	-	49,608
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$69,098	69,098	-	-	69,098
Investment securities available for sale	$281,099	1,378	278,971	750	281,099
Other investments	$4,031	-	-	4,031	4,031
Mortgage loans held for sale	$1,375	-	-	1,375	1,375
Loans, net	$640,809	-	-	644,708	644,708
Cash surrender value of life insurance	$14,125	-	14,125	-	14,125

Liabilities:
Deposits	$814,700	-	-	813,288	813,288
Securities sold under agreements
to repurchase	$48,430	-	48,430	-	48,430
FHLB borrowings	$50,000	-	49,598	-	49,598
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)	Subsequent Events

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

Our business emphasis has been and continues to be to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. We are committed to meeting the financial needs of the communities in which we operate. We expect growth to be achieved in our local markets and through expansion opportunities in contiguous or nearby markets.  While we would be willing to consider growth by acquisition in certain circumstances, we do not consider the acquisition of another company to be necessary for our continued ability to provide a reasonable return to our shareholders.  We believe that we can be more effective in serving our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability and experience of our Bank officers and managers.

The Federal Reserve has maintained the Federal Funds Rate at 0.25% since December 2008.  This historically low rate has had a negative impact on earnings and will continue to have a negative impact on our net interest income in future periods.  The negative impact of low interest rates has been partially offset by earnings realized on interest rate contracts utilized by the Bank.  Additional information regarding the Bank’s interest rate contracts is provided below in the section entitled “Asset Liability and Interest Rate Risk Management.”

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

Results of Operations
Summary.  Net earnings were $2.624 million or $0.47 basic and diluted net earnings per share for the three months ended June 30, 2015, as compared to $2.551 million or $0.45 basic and diluted net earnings per share for the same period one year ago.  The increase in second quarter earnings is attributable to a credit in the provision for loan losses for the three months ended June 30, 2015 compared to an expense in the provision for loan losses for the three months ended June 30, 2014 and an increase in non-interest income, which were partially offset by a decrease in net interest income and an increase in non-interest expense.

The annualized return on average assets was 1.01% for the three months ended June 30, 2015, compared to 1.00% for the same period one year ago, and annualized return on average shareholders’ equity was 10.30% for the three months ended June 30, 2015, compared to 11.08% for the same period one year ago.

Year-to-date net earnings as of June 30, 2015 were $5.0 million, or $0.89 basic net earnings per share and $0.88 diluted net earnings per share, as compared to $5.1 million, or $0.91 basic and diluted net earnings per share for the same period one year ago.  The decrease in year-to-date earnings is primarily attributable to the credit to the provision for loan losses for the six months ended June 30, 2015 being less than the credit to the provision for loan losses for the six months ended June 30, 2014 and an increase in non-interest expense, which were partially offset by an increase in non-interest income and an increase in net interest income, as discussed below.

The annualized return on average assets was 0.96% for the six months ended June 30, 2015, compared to 1.01% for the same period one year ago, and annualized return on average shareholders’ equity was 9.69% for the six months ended June 30, 2015, compared to 11.33% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company’s net earnings, was $8.3 million for the three months ended June 30, 2015, compared to $8.5 million for the three months ended June 30, 2014.  The decrease in net interest income was primarily due to a $222,000 decrease in interest income on investment securities due to a $25.7 million decrease in the average outstanding balance of available for sale securities during the three months ended June 30, 2015, as compared to the same period one year ago.

Interest income was $9.2 million for the three months ended June 30, 2015, compared to $9.6 million for the three months ended June 30, 2014.  The decrease in interest income was primarily due to a $222,000 decrease in interest income on investment securities due to a $25.7 million decrease in the average outstanding balance of available for sale securities during the three months ended June 30, 2015, as compared to the same period one year ago.  During the quarter ended June 30, 2015, average loans increased $40.0 million to $659.7 million from $619.7 million for the quarter ended June 30, 2014. During the quarter ended June 30, 2015, average investment securities available for sale decreased $25.7 million to $269.5 million from $295.2 million for the quarter ended June 30, 2014.  The average yield on loans for the quarters ended June 30, 2015 and 2014 was 4.46% and 4.85%, respectively.  The average yield on investment securities available for sale was 3.55% for the quarters ended June 30, 2015 and 2014.  The average yield on earning assets for the quarters ended June 30, 2015 and 2014 was 4.14% and 4.34%, respectively.

Interest expense was $875,000 for the three months ended June 30, 2015, compared to $1.1 million for the three months ended June 30, 2014.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.10% for the three months ended June 30, 2015, as compared to 0.13% for the same period one year ago.  The average rate paid on certificates of deposit was 0.51% for the quarter ended June 30, 2015, as compared to 0.58% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.49% for the three months ended June 30, 2015, as compared to 0.59% for the same period one year ago.  During the quarter ended June 30, 2015, average certificates of deposit decreased $33.3 million to $177.0 million from $210.3 million for the quarter ended June 30, 2014.  Average FHLB borrowings decreased $15.0 million to $50.0 million for the three months ended June 30, 2015 from $65.0 million for the three months ended June 30, 2014.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2015 and 2014. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 37.30% for securities that are both federal and state tax exempt and an effective tax rate of 32.30% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	June 30, 2015			June 30, 2014
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$659,712	7,333	4.46%	$619,675	7,491	4.85%
Investments - taxable	91,695	563	2.46%	128,907	777	2.42%
Investments - nontaxable*	182,306	1,872	4.12%	171,603	1,882	4.40%
Other	12,472	7	0.23%	18,060	12	0.27%

Total interest-earning assets	946,185	9,775	4.14%	938,245	10,162	4.34%

Non-interest earning assets:
Cash and due from banks	46,452			47,399
Allowance for loan losses	(10,827)			(13,018)
Other assets	56,089			52,362

Total assets	$1,037,899			$1,024,988

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$417,573	106	0.10%	$392,186	125	0.13%
Time deposits	176,997	226	0.51%	210,251	303	0.58%
FHLB borrowings	50,000	433	3.47%	65,000	549	3.39%
Trust preferred securities	20,619	99	1.93%	20,619	97	1.89%
Other	44,702	11	0.10%	45,597	11	0.10%

Total interest-bearing liabilities	709,891	875	0.49%	733,653	1,085	0.59%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	221,933			195,383
Other liabilities	3,938			3,564
Shareholders' equity	102,137			92,388

Total liabilities and shareholder's equity	$1,037,899			$1,024,988

Net interest spread		$8,900	3.65%		$9,077	3.75%

Net yield on interest-earning assets			3.77%			3.88%

Taxable equivalent adjustment
Investment securities		$584			$586

Net interest income		$8,316			$8,491

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $37.4 million in 2015 and $25.4 million in 2014. Tax rates of 5.00% and 6.00% were used to calculate the tax equivalent yield on these securities in 2015 and 2014, respectively.

Year-to-date net interest income as of June 30, 2015 was $17.0 million compared to $16.9 million for the same period one year ago.  The increase in net interest income was primarily due to a decrease in interest expense due to a reduction in the cost of funds and reductions in certificates of deposit and FHLB borrowings, which was partially offset by a decrease in interest income on investment securities due to a decrease in the average outstanding balance of available for sale securities during the six months ended June 30, 2015, as compared to the same period one year ago.

Interest income was $18.8 million for the six months ended June 30, 2015, compared to $19.1 million for the six months ended June 30, 2014.  The decrease in interest income was primarily due to a $389,000 decrease in interest income on investment securities due to a $26.3 million decrease in the average outstanding balance of available for sale securities during the six months ended June 30, 2015, as compared to the same period one year ago.  During the six months ended June 30, 2015, average loans increased $38.6 million to $657.2 million from $618.6 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, average investment securities available for sale decreased $26.3 million to $270.8 million from $297.1 million for the six months ended June 30, 2014.  The average yield on loans for the six months ended June 30, 2015 and 2014 was 4.58% and 4.86%, respectively.  The average yield on investment securities available for sale for the six months ended June 30, 2015 and 2014 was 3.62% and 3.56%, respectively.   The average yield on earning assets for the six months ended June 30, 2015 and 2014 was 4.24% and 4.35%, respectively.

Interest expense was $1.8 million for the six months ended June 30, 2015, compared to $2.2 million for the six months ended June 30, 2014.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.10% for the six months ended June 30, 2015 as compared to 0.13% for the same period one year ago.  The average rate paid on certificates of deposits was 0.53% for the six months ended June 30, 2015 compared to 0.60% for the same period one year ago.  Average certificates of deposit decreased $33.2 million to $181.6 million for the six months ended June 30, 2015 from $214.8 million for the six months ended June 30, 2014.  Average FHLB borrowings decreased $15.0 million to $50.0 million for the six months ended June 30, 2015 from $65.0 million for the six months ended June 30, 2014.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2015 and 2014. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 37.30% for securities that are both federal and state tax exempt and an effective tax rate of 32.30% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Six months ended			Six months ended
	June 30, 2015			June 30, 2014
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$657,234	14,926	4.58%	$618,574	14,893	4.86%
Investments - taxable	94,404	1,185	2.53%	131,494	1,587	2.43%
Investments - nontaxable*	180,963	3,804	4.24%	171,046	3,795	4.47%
Other	14,625	17	0.23%	19,359	24	0.25%

Total interest-earning assets	947,226	19,932	4.24%	940,473	20,299	4.35%

Non-interest earning assets:
Cash and due from banks	45,387			45,403
Allowance for loan losses	(10,963)			(13,307)
Other assets	55,453			49,579

Total assets	$1,037,103			$1,022,148

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$418,598	218	0.11%	$389,248	251	0.13%
Time deposits	181,606	474	0.53%	214,825	637	0.60%
FHLB borrowings	50,000	851	3.43%	65,000	1,094	3.39%
Trust preferred securities	20,619	196	1.92%	20,619	193	1.89%
Other	43,178	21	0.10%	44,582	21	0.09%

Total interest-bearing liabilities	714,001	1,760	0.50%	734,274	2,196	0.60%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	217,866			193,985
Other liabilities	2,196			2,558
Shareholders' equity	103,040			91,331

Total liabilities and shareholder's equity	$1,037,103			$1,022,148

Net interest spread		$18,172	3.74%		$18,103	3.75%

Net yield on interest-earning assets			3.87%			3.88%

Taxable equivalent adjustment
Investment securities		$1,173			$1,178

Net interest income		$16,999			$16,925

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $35.6 million in 2015 and $24.2 million in 2014. Tax rates of 5.00% and 6.00% were used to calculate the tax equivalent yield on these securities in 2015 and 2014, respectively.

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

	Three months ended June 30, 2015 compared to three months ended June 30, 2014			Six months ended June 30, 2015 compared to six months ended June 30, 2014
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$464	(622)	(158)	$904	(871)	33
Investments - taxable	(227)	13	(214)	(457)	55	(402)
Investments - nontaxable	114	(124)	(10)	214	(205)	9
Other	(4)	(1)	(5)	(6)	(1)	(7)
Total interest income	347	(734)	(387)	655	(1,022)	(367)

Interest expense:
NOW, MMDA & savings deposits	7	(26)	(19)	17	(50)	(33)
Time deposits	(46)	(31)	(77)	(92)	(71)	(163)
FHLB borrowings	(127)	11	(116)	(253)	10	(243)
Trust preferred securities	-	2	2	-	3	3
Other	-	-	-	(1)	1	0
Total interest expense	(166)	(44)	(210)	(329)	(107)	(436)
Net interest income	$513	(690)	(177)	$984	(915)	69

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2015 was a credit of $214,000, as compared to an expense of $67,000 for the three months ended June 30, 2014.  The decrease in the provision for loan losses is primarily attributable to a $3.3 million reduction in non-accrual loans from June 30, 2014 to June 30, 2015 and a $119,000 reduction in net charge-offs during the three months ended June 30, 2015, as compared to the same period one year ago.

The provision for loan losses for the six months ended June 30, 2015 was a credit of $41,000, as compared to a credit of $282,000 for the six months ended June 30, 2014.  The credit to the provision for loan losses for the six months ended June 30, 2015 was less than the credit to the provision for loan losses for the six months ended June 30, 2014 primarily due to a $33.5 million increase in loans from June 30, 2014 to June 30, 2015 and a $119,000 increase in net charge-offs during the six months ended June 30, 2015, as compared to the same period one year ago.  The credit to provision for loan losses in the three and six months ended June 30, 2015 resulted from, and was considered appropriate as part of, management’s assessment and estimate of the risks in the total loan portfolio and determination of the total allowance for loan losses.  The primary factors contributing to the decrease in the allowance for loan losses at June 30, 2015 to $10.4 million from $11.1 million at December 31, 2014 were the continuing positive trends in indicators of potential losses on loans, primarily non-accrual loans and the declining trend in net charge-offs since 2010, as shown below:

	Net charge-offs/(recoveries)							Net charge-offs/(recoveries) as a percent of average loans outstanding
	Six months ended June 30,		Years ended December 31,					Six months ended June 30,		Years ended December 31,
(Dollars in thousands)	2015	2014	2014	2013	2012	2011	2010	2015	2014	2014	2013	2012	2011	2010
Real estate loans
Construction and land development	$50	(22)	456	400	4,200	6,923	10,135	0.09%	-0.04%	0.78%	0.58%	4.99%	6.40%	6.84%
Single-family residential	390	134	237	1,613	814	2,049	2,853	0.19%	0.07%	0.12%	0.82%	0.39%	0.91%	1.21%
Single-family residential -
Banco de la Gente stated income	37	123	174	131	668	675	425	0.08%	0.25%	0.36%	0.26%	1.25%	1.23%	0.77%
Commercial	52	(30)	119	395	563	1,247	753	0.02%	-0.01%	0.05%	0.20%	0.27%	0.59%	0.35%
Multifamily and farmland	-	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total real estate loans	529	205	986	2,539	6,245	10,894	14,166	0.10%	0.04%	0.18%	0.48%	1.12%	1.80%	2.14%
	-	-	-	-	-	-	-
Loans not secured by real estate
Commercial loans	(38)	167	376	458	451	193	1,668	-0.05%	0.26%	0.53%	0.73%	0.75%	0.34%	2.61%
Farm loans	-	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer loans (1)	172	172	358	509	409	434	524	1.73%	1.81%	3.63%	5.27%	4.00%	4.05%	4.40%
All other loans	-	-	-	-	-	-	-	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total loans	$663	544	1,720	3,506	7,105	11,521	16,358	0.10%	0.09%	0.27%	0.57%	1.10%	1.65%	2.16%

Provision for loan losses for the period	$(41)	(282)	(699)	2,584	4,924	12,632	16,438

Allowance for loan losses at end of period	$10,378	12,675	11,082	13,501	14,423	16,604	15,493

Total loans at end of period	$666,767	633,336	651,891	620,960	619,974	670,497	726,160

Non-accrual loans at end of period	$7,596	10,921	10,728	13,836	17,630	21,785	40,062

Allowance for loan losses as a percent of
total loans outstanding at end of period	1.56%	2.00%	1.70%	2.17%	2.33%	2.48%	2.13%

Non-accrual loans as a percent of
total loans outstanding at end of period	1.14%	1.72%	1.65%	2.23%	2.84%	3.25%	5.52%

(1) The loss ratio for consumer loans is elevated because overdraft charge-offs related to DDA and NOW accounts are reported in consumer loan charge-offs and recoveries. The net overdraft charge-offs are not considered material and are therefore not shown separately.

Non-Interest Income.  Total non-interest income was $3.3 million for the three months ended June 30, 2015, compared to $3.1 million for the three months ended June 30, 2014.  The increase in non-interest income is primarily attributable to a $185,000 increase in miscellaneous non-interest income and a $83,000 increase in mortgage banking income.  The $185,000 increase in miscellaneous non-interest income is primarily due to a $67,000 increase in net gains on other real estate owned properties, a $41,000 increase in income from Peoples Investment Services, a $33,000 increase in income from Real Estate Advisory Services and a $26,000 increase in net appraisal management fee income from Community Bank Real Estate Solutions.

Non-interest income was $6.5 million for the six months ended June 30, 2015, compared to $6.0 million for the six months ended June 30, 2014.  The increase in non-interest income is primarily attributable to a $575,000 increase in miscellaneous non-interest income and a $218,000 increase in mortgage banking income, which were partially offset by a $181,000 decrease in service charges and fees.  The $575,000 increase in miscellaneous non-interest income is primarily due to $166,000 in net gains on other real estate owned properties for the six months ended June 30, 2015, as compared to $150,000 in net losses and write-downs on other real estate owned properties for the six months ended June 30, 2014.

Non-Interest Expense.  Total non-interest expense was $8.3 million for the three months ended June 30, 2015, compared to $8.1 million for the three months ended June 30, 2014.  The increase in non-interest expense was primarily due to a $175,000 increase in other non-interest expenses; which was primarily due to a $50,000 increase in foreclosed property expense, a $32,000 increase in marketing expense, a $23,000 increase in debit card expense and a $20,000 increase in legal fees during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Non-interest expense was $17.1 million for the six months ended June 30, 2015, as compared to $16.2 million for the six months ended June 30, 2014.  The increase in non-interest expense was primarily due to a $603,000 increase in salaries and benefits expense resulting primarily from an increase in the number of full-time equivalent employees and annual salary increases combined with a $313,000 increase in other non-interest expenses primarily due to a $99,000 increase in foreclosed property expense, a $44,000 increase in marketing expense, a $44,000 increase in legal fees and a $40,000 increase in debit card expense, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Income Taxes.  The Company reported income tax expense of $866,000 and $916,000 for the three months ended June 30, 2015 and 2014, respectively.  This represented an effective tax rate of 25% and 26% for the respective periods.

The Company reported income tax expense of $1.5 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.  This represented an effective tax rate of 24% and 26% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $273.5 million at June 30, 2015, compared to $281.1 million at December 31, 2014.  Average investment securities available for sale for the six months ended June 30, 2015 were $269.5 million, compared to $287.4 million for the year ended December 31, 2014.

Loans.  At June 30, 2015, loans were $666.8 million, compared to $651.9 million at December 31, 2014.  The increase in loans is primarily attributable to a $8.9 million increase in commercial loans not secured by real estate and a $3.1 million increase in commercial real estate loans.  Loans originated or renewed during the six months ended June 30, 2015, of approximately $80.9 million, were partially offset by paydowns and payoffs of existing loans.  Average loans represented 69% and 66% of average earning assets for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.  The Company had $2.1 million and $1.4 million in mortgage loans held for sale as of June 30, 2015 and December 31, 2014, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2015, the Company had $103.2 million in residential mortgage loans, $91.3 million in home equity loans and $302.4 million in commercial mortgage loans, which include $242.8 million secured by commercial property and $59.6 million secured by residential property.   Residential mortgage loans include $57.9 million made to customers in the Company’s traditional banking offices and $45.3 million in mortgage loans originated in the Company’s Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2015, the Company had $60.0 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	62	$11,355	$32
Land acquisition and development - residential purposes	257	28,995	514
1 to 4 family residential construction	72	14,133	-
Commercial construction	8	5,583	-
Total construction and land development	399	$60,066	$546

TDR loans modified in 2015, past due TDR loans and non-accrual TDR loans totaled $5.6 million and $15.0 million at June 30, 2015 and December 31, 2014, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $144,000 and $1.4 million in performing loans classified as TDR loans at June 30, 2015 and December 31, 2014, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at June 30, 2015 was $10.4 million or 1.56% of total loans, compared to $11.1 million or 1.70% of total loans at December 31, 2014.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2015 and December 31, 2014.

	Percentage of Loans
	By Risk Grade
Risk Grade	6/30/2015	12/31/2014
Risk Grade 1 (Excellent Quality)	1.91%	2.18%
Risk Grade 2 (High Quality)	24.60%	22.30%
Risk Grade 3 (Good Quality)	49.96%	50.76%
Risk Grade 4 (Management Attention)	16.37%	16.54%
Risk Grade 5 (Watch)	4.20%	4.62%
Risk Grade 6 (Substandard)	2.73%	3.30%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At June 30, 2015, including non-accrual loans, there were six relationships exceeding $1.0 million in the Watch risk grade (which totaled $14.0 million) and one relationship exceeding $1.0 million in the Substandard risk grade (which totaled $1.3 million).  There was one relationship with loans in both the Watch and Substandard risk grades, which totaled $1.2 million for loans in both risk grades combined.

Non-performing Assets.  Non-performing assets totaled $11.1 million at June 30, 2015 or 1.07% of total assets, compared to $12.7 million or 1.22% of total assets at December 31, 2014.  Non-accrual loans were $7.6 million at June 30, 2015 and $10.7 million at December 31, 2014.  As a percentage of total loans outstanding, non-accrual loans were 1.14% at June 30, 2015, compared to 1.65% at December 31, 2014.  Non-accrual loans include $7.0 million in commercial and residential mortgage loans, $546,000 in construction and land development loans and $177,000 in other loans at June 30, 2015, compared to $6.6 million in commercial and residential mortgage loans, $3.9 million in construction and land development loans and $251,000 in other loans at December 31, 2014.  Loans 90 days past due and still accruing amounted to $100,000 at June 30, 2015.  The Bank did not have any loans 90 days past due and still accruing at December 31, 2014.  Other real estate totaled $3.4 million at June 30, 2015, compared to $2.0 million at December 31, 2014.

           Deposits.  Total deposits at June 30, 2015 were $808.8 million compared to $814.7 million at December 31, 2014. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $768.3 million at June 30, 2015 as compared to $755.8 million at December 31, 2014.  Certificates of deposit in amounts of $250,000 or more totaled $33.3 million at June 30, 2015, as compared to $47.9 million at December 31, 2014.  At June 30, 2015, brokered deposits were $7.3 million as compared to $11.1 million at December 31, 2014.  Brokered deposits outstanding as of June 30, 2015 had a weighted average rate of 0.10% with a weighted average original term of 13 months as compared to brokered deposits outstanding at December 31, 2014, which had a weighted average rate of 0.13% with a weighted average original term of 11 months.

Borrowed Funds. Borrowings from the FHLB totaled $50.0 million at June 30, 2015 and December 31, 2014.  The average balance of FHLB borrowings for the three months ended June 30, 2015 was $50.0 million, compared to $63.7 million for the year ended December 31, 2014.  The FHLB borrowings outstanding at June 30, 2015 had interest rates ranging from 2.08% to 3.68% and maturity dates in 2018.

Securities sold under agreements to repurchase were $48.3 million at June 30, 2015 compared to $48.4 million at December 31, 2014.

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

The Company manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”).  ALCO meets quarterly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.  ALCO tries to minimize interest rate risk between interest-earning assets and interest-bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements.  The ability to control these fluctuations has a direct impact on the profitability of the Company.  Management monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the six months ended June 30, 2015 totaled $947.2 million, exceeding average rate sensitive liabilities of $714.0 million by $233.2 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2015.

Included in the rate sensitive assets are $291.3 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”).  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2015, the Company had $187.2 million in loans with interest rate floors.  The floors were in effect on $185.1 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.88% higher than the indexed rate on the promissory notes without interest rate floors.

             Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2015, such unfunded commitments to extend credit were $177.3 million, while commitments in the form of standby letters of credit totaled $4.2 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2015, the Company’s core deposits totaled $768.3 million, or 95% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  The Company’s policies include the ability to access wholesale funding of up to 40% of total assets.  The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company’s ratio of wholesale funding to total assets was 5.56% as of June 30, 2015.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $50.0 million at June 30, 2015 and December 31, 2014.  At June 30, 2015, the carrying value of loans pledged as collateral to the FHLB totaled $122.7 million compared to $126.0 million at December 31, 2014.  The remaining availability under the line of credit with the FHLB was $26.4 million at June 30, 2015 compared to $27.7 million at December 31, 2014.  The Bank had no borrowings from the FRB at June 30, 2015 or December 31, 2014.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank ownswhich are not pledged to the FHLB.  At June 30, 2015, the carrying value of loans pledged as collateral to the FRB totaled $358.8 million compared to $340.5 million at December 31, 2014.

The Bank also had the ability to borrow up to $54.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of June 30, 2015.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 29.26% at June 30, 2015 and 31.76% at December 31, 2014.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2015 and December 31, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of June 30, 2015 and December 31, 2014 are summarized in the table below.  The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2015	December 31, 2014
Contractual Cash Obligations
Long-term borrowings	$50,000	50,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,294	4,585
Total	$74,913	75,204
Other Commitments
Commitments to extend credit	$177,338	168,733
Standby letters of credit and financial guarantees written	4,150	3,911
Total	$181,488	172,644

The Company enters into derivative contracts from time to time to manage various financial risks.  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate.  Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk.  Further discussions of derivative instruments are included above in the section entitled “Asset Liability and Interest Rate Risk Management”.

Capital Resources.  Shareholders’ equity was $100.4 million, or 9.7% of total assets, as of June 30, 2015, compared to $93.0 million, or 8.9% of total assets, as of June 30, 2014.  This increase is primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income resulting from an increase in the unrealized gain on investment securities, which were partially offset by a decrease in common stock due to 71,750 shares of common stock being repurchased by the Company as of June 30, 2015 pursuant to the Company’s stock repurchase program implemented in September 2014.

Annualized return on average equity for the three months ended June 30, 2015 was 9.32% compared to 11.92% for the three months ended June 30, 2014.  Total cash dividends paid on common stock were $341,000 and $227,000 for the three months ended June 30, 2015 and 2014, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2014, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million will be allocated to repurchase the Company’s common stock.  Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors.  The repurchase program may be suspended at any time or from time-to-time without prior notice.  The Company has repurchased $1.4 million, or 71,750 shares of its common stock, under this program as of June 30, 2015.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2015 and December 31, 2014 includes $20.0 million in trust preferred securities.  The Company’s Tier 1 capital ratio was 15.03% and 15.33% at June 30, 2015 and December 31, 2014, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 16.33% and16.62 % at June 30, 2015 and December 31, 2014, respectively.  The Company’s common equity Tier 1 capital consists of common stock and retained earnings.   The Company’s common equity Tier 1 capital ratio was 12.45% and 12.62% at June 30, 2015 and December 31, 2014, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.19% and 10.74% at June 30, 2015 and December 31, 2014, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.37% and 14.78% at June 30, 2015 and December 31, 2014, respectively.  The total risk-based capital ratio for the Bank was 15.65% and 16.06% at June 30, 2015 and December 31, 2014, respectively.   The Bank’s common equity Tier 1 capital ratio was 14.37% and 14.78% at June 30, 2015 and December 31, 2014, respectively.  The Bank’s Tier 1 leverage capital ratio was 10.68% and 10.33% at June 30, 2015 and December 31, 2014, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2015.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleges (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It seeks the refund of overdraft fees, treble damages, attorneys’ fees and injunctive relief. The Plaintiff sought to have the lawsuit certified as a class action.  On June 10, 2015, the North Carolina Business Court granted summary judgment in favor of the Bank on all claims and ordered the case dismissed with prejudice.  The Plaintiff has filed a notice of appeal to the North Carolina Court of Appeals.  The Bank continues to believe that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit on appeal.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number of	Number (or
				Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs (2)

April 1 - 30, 2015	689		$18.67	-	$1,917,648

May 1 - 31, 2015	326		18.64	-	$678,654

June 1 - 30, 2015	364		18.49	-	$578,377

Total	1,379	(1)	$18.62	-

(1) The Company purchased 1,379 shares on the open market in the three months ended June 30, 2015 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in 2014.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit (3)(i)(a)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

Exhibit (3)(i)(b)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and
Exchange Commission on June 24, 2015

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (10)(i)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(ii)	Employment Letter Agreement dated December 23, 2008 between the Registrant and Joseph F. Beaman, Jr., incorporated by reference to Exhibit (10(b)(i) to the
Form 8-K filed with the Securities and Exchange Commission on December 29,
2008

Exhibit (10)(iii)	Amendment to Employment Agreement between Peoples Bank and Joseph F.
Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit
(10)(b)(ii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(iv)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(v)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(vi)	Employment agreement dated January 22, 2015 between the Registrant and
William D. Cable, Sr., incorporated by reference to Exhibit (10)(c) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(vii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(viii)	Employment agreement dated January 22, 2015 between the Registrant and
Lance A. Sellers, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(ix)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(x)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(xi)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(xii)	Employment agreement dated January 22, 2015 between the Registrant and A.
Joseph Lampron, Jr., incorporated by reference to Exhibit (10)(b) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(xiii)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(xiv)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(xv)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(xvi)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xvii)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xviii)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(xix)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
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
period ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 7, 2015	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)