Form 10-Q
period 2015-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2015-11-06
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerate Filer	Accelerated Filer	Non-Accelerated Filer

Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,515,738 shares of common stock, outstanding at October 31, 2015.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2015 (Unaudited) and
	December 31, 2014 (Audited)	3

	Consolidated Statements of Earnings for the three and nine months ended
	September 30, 2015 and 2014 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine
	months ended September 30, 2015 and 2014 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine
	months ended September 30, 2015 and 2014 (Unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2015 and 2014 (Unaudited)	7-8

Item 2.	Notes to Consolidated Financial Statements (Unaudited)	9-25

Item 3.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26-39

Item 4T.	Quantitative and Qualitative Disclosures About Market Risk	40

	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 5.	Other Information	42
Item 6.	Exhibits	43-45
Signatures		46
Certifications		47-49

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like "expect," "anticipate," "estimate," and "believe," variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ  include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in Peoples Bancorp of North Carolina, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(Dollars in thousands)
	September 30,	December 31,
Assets	2015	2014
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$39,681	51,213
of $13,301 at 9/30/15 and $12,569 at 12/31/14
Interest-bearing deposits	4,944	17,885
Cash and cash equivalents	44,625	69,098

Investment securities available for sale	268,821	281,099
Other investments	3,912	4,031
Total securities	272,733	285,130

Mortgage loans held for sale	1,679	1,375

Loans	684,800	651,891
Less allowance for loan losses	(10,420)	(11,082)
Net loans	674,380	640,809

Premises and equipment, net	16,831	17,000
Cash surrender value of life insurance	14,440	14,125
Other real estate	2,349	2,016
Accrued interest receivable and other assets	10,158	10,941
Total assets	$1,037,195	1,040,494

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$217,517	210,758
NOW, MMDA & savings	423,917	407,504
Time, $250,000 or more	31,036	47,872
Other time	134,091	148,566
Total deposits	806,561	814,700

Securities sold under agreements to repurchase	47,240	48,430
FHLB borrowings	50,000	50,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,868	8,080
Total liabilities	934,288	941,829

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,528,538
shares at 9/30/15, and 5,612,588 shares at 12/31/14	46,512	48,088
Retained earnings	51,442	45,124
Accumulated other comprehensive income	4,953	5,453
Total shareholders' equity	102,907	98,665

Total liabilities and shareholders' equity	$1,037,195	1,040,494

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$8,089	7,664	23,015	22,556
Interest on due from banks	4	18	21	42
Interest on investment securities:
U.S. Government sponsored enterprises	633	646	1,959	2,298
States and political subdivisions	1,145	1,168	3,465	3,514
Other	76	87	245	294
Total interest income	9,947	9,583	28,705	28,704

Interest expense:
NOW, MMDA & savings deposits	106	124	324	375
Time deposits	211	287	685	924
FHLB borrowings	443	556	1,294	1,650
Junior subordinated debentures	101	98	297	291
Other	13	11	34	33
Total interest expense	874	1,076	2,634	3,273

Net interest income	9,073	8,507	26,071	25,431

Provision for (reduction of provision for) loan losses	235	256	193	(27)

Net interest income after provision for loan losses	8,838	8,251	25,878	25,458

Non-interest income:
Service charges	1,193	1,303	3,498	3,655
Other service charges and fees	173	213	718	892
Gain on sale of securities	-	240	-	266
Mortgage banking income	300	256	810	548
Insurance and brokerage commissions	179	161	544	521
Gain/(loss) on sale and write-down of
other real estate	80	(234)	246	(384)
Miscellaneous	1,341	1,268	3,992	3,660
Total non-interest income	3,266	3,207	9,808	9,158

Non-interest expense:
Salaries and employee benefits	4,596	4,301	13,683	12,784
Occupancy	1,611	1,489	4,577	4,476
Professional fees	163	378	590	824
Advertising and marketing	172	196	576	555
Debit card expense	256	225	737	667
FDIC insurance	162	169	510	565
Other	1,709	1,783	5,081	4,860
Total non-interest expense	8,669	8,541	25,754	24,731

Earnings before income taxes	3,435	2,917	9,932	9,885

Income tax expense	942	475	2,487	2,313

Net earnings	$2,493	2,442	7,445	7,572

Basic net earnings per share	$0.45	0.43	1.34	1.35
Diluted net earnings per share	$0.45	0.43	1.32	1.34
Cash dividends declared per share	$0.08	0.04	0.20	0.12

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,493	2,442	7,445	7,572

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities
available for sale	1,167	1,788	(819)	9,374
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	(240)	-	(266)

Total other comprehensive (loss) income,
before income taxes	1,167	1,548	(819)	9,108

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding (losses) gains on securities
available for sale	455	696	(319)	3,651
Reclassification adjustment for gains
on securities available for sale
included in net earnings	-	(93)	-	(104)

Total income tax expense (benefit) related to
other comprehensive income (loss)	455	603	(319)	3,547

Total other comprehensive (loss) income,
net of tax	712	945	(500)	5,561

Total comprehensive income	$3,205	3,387	6,945	13,133

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, December 31, 2014	5,612,588	$48,088	45,124	5,453	98,665

Common stock repurchase	(84,050)	(1,576)	-	-	(1,576)
Cash dividends declared on
common stock	-	-	(1,127)	-	(1,127)
Net earnings	-	-	7,445	-	7,445
Change in accumulated other
comprehensive loss, net of tax	-	-	-	(500)	(500)
Balance, September 30, 2015	5,528,538	$46,512	51,442	4,953	102,907

Balance, December 31, 2013	5,613,495	$48,133	36,758	(1,172)	83,719

Cash dividends declared on
common stock	-	-	(682)	-	(682)
Stock options exercised	3,630	37	-	-	37
Net earnings	-	-	7,572	-	7,572
Change in accumulated other
comprehensive income, net of tax	-	-	-	5,561	5,561
Balance, September 30, 2014	5,617,125	$48,170	43,648	4,389	96,207

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$7,445	7,572
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	4,523	5,254
Reduction of provision for loan losses	193	(27)
Deferred income taxes	100	-
Gain on sale of investment securities	-	(266)
Gain on sale of other real estate	(275)	(43)
Write-down of other real estate	29	427
Restricted stock expense	282	272
Originations of mortgage loans held for sale	(38,140)	(28,382)
Sales of mortgage loans held for sale	37,836	27,992
Change in:
Cash surrender value of life insurance	(315)	(315)
Other assets	792	(252)
Other liabilities	1,788	229

Net cash provided by operating activities	14,258	12,461

Cash flows from investing activities:
Purchases of investment securities available for sale	(13,579)	(25,439)
Proceeds from calls, maturities and paydowns of investment securities
available for sale	17,984	29,263
Proceeds from sales of investment securities available for sale	4,250	20,202
Purchases of FHLB stock	(5)	-
FHLB stock redemption	125	284
Net change in loans	(38,098)	(34,213)
Purchases of premises and equipment	(1,549)	(2,927)
Proceeds from sales of other real estate and repossessions	4,173	3,230

Net cash used by investing activities	(26,699)	(9,600)

Cash flows from financing activities:
Net change in deposits	(8,139)	17,434
Net change in securities sold under agreements to repurchase	(1,190)	1,624
Proceeds from FHLB borrowings	20,000	-
Repayments of FHLB borrowings	(20,000)	-
Preferred stock repurchase	-	(12,524)
Stock options exercised	-	37
Common stock repurchased	(1,576)	-
Cash dividends paid on common stock	(1,127)	(682)

Net cash (used) provided by financing activities	(12,032)	5,889

Net change in cash and cash equivalents	(24,473)	8,750

Cash and cash equivalents at beginning of period	69,098	76,773

Cash and cash equivalents at end of period	$44,625	85,523

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,624	3,290
Income taxes	$1,514	1,637

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(500)	5,561
Transfers of loans to other real estate and repossessions	$4,274	3,774
Financed portion of sales of other real estate	$60	282

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiaries, Peoples Bank (the "Bank") and Community Bank Real Estate Solutions, LLC, along with the Bank's wholly owned subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc. ("REAS") and PB Real Estate Holdings, LLC (collectively called the "Company").  All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank operates four offices focused on the Latino population under the name Banco de la Gente.  These offices are operated as a division of the Bank.  Banco de la Gente offers normal and customary banking services as are offered in the Bank's other branches such as the taking of deposits and the making of loans and therefore is not considered a reportable segment of the Company.

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2014) are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP").  Actual results could differ from those estimates.

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition.  Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2014 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2015 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU No. 2015-01 eliminates the concept of extraordinary items from GAAP.  ASU No. 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In February 2015, FASB issued ASU No. 2015-02, (Topic 810):  Amendments to the Consolidation Analysis.  ASU No. 2015-02 provides amendments to respond to stakeholders' concerns about the current accounting for consolidation of certain legal entities.  Stakeholders expressed concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations.  ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements.  ASU No. 2015-10 contains amendments to clarify the Accounting Standards Codification ("ASC"), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at September 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)
	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$75,386	2,098	18	77,466
U.S. Government
sponsored enterprises	38,793	505	129	39,169
State and political subdivisions	143,094	5,566	338	148,322
Corporate bonds	1,937	4	1	1,940
Trust preferred securities	750	-	-	750
Equity securities	748	426	-	1,174
Total	$260,708	8,599	486	268,821

(Dollars in thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$88,496	1,766	52	90,210
U.S. Government
sponsored enterprises	33,766	418	136	34,048
State and political subdivisions	145,938	6,534	226	152,246
Corporate bonds	2,469	16	18	2,467
Trust preferred securities	750	-	-	750
Equity securities	748	630	-	1,378
Total	$272,167	9,364	432	281,099

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2015 and December 31, 2014 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,278	18	-	-	2,278	18
U.S. Government
sponsored enterprises	2,319	20	9,064	109	11,383	129
State and political subdivisions	15,762	170	6,668	168	22,430	338
Corporate bonds	-	-	526	1	526	1
Total	$20,359	208	16,258	278	36,617	486

(Dollars in thousands)
	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$436	1	2,963	51	3,399	52
U.S. Government
sponsored enterprises	2,996	4	9,850	132	12,846	136
State and political subdivisions	567	1	14,998	225	15,565	226
Corporate bonds	-	-	525	18	525	18
Total	$3,999	6	28,336	426	32,335	432

At September 30, 2015, unrealized losses in the investment securities portfolio relating to debt securities totaled $486,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2015 tables above, 26 out of 173 securities issued by state and political subdivisions contained unrealized losses, seven out of 79 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses, and one out of three securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2015
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$4,431	4,440
Due from one to five years	57,499	60,100
Due from five to ten years	107,022	109,524
Due after ten years	15,622	16,117
Mortgage-backed securities	75,386	77,466
Equity securities	748	1,174
Total	$260,708	268,821

No securities available for sale were sold during the nine months ended September 30, 2015.  Proceeds from sales of securities available for sale during the nine months ended September 30, 2014 totaled $20.2 million and resulted in gross gains of $291,000 and gross losses of $25,000.

Securities with a fair value of approximately $88.9 million and $89.9 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)
	September 30, 2015	December 31, 2014
Real estate loans:
Construction and land development	$61,748	57,617
Single-family residential	218,365	206,417
Single-family residential -
Banco de la Gente stated income	44,433	47,015
Commercial	234,003	228,558
Multifamily and farmland	14,003	12,400
Total real estate loans	572,552	552,007

Loans not secured by real estate:
Commercial loans	88,931	76,262
Farm loans	3	7
Consumer loans	10,047	10,060
All other loans	13,267	13,555

Total loans	684,800	651,891

Less allowance for loan losses	10,420	11,082

Total net loans	$674,380	640,809

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union, Wake and Durham counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank's loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of September 30, 2015, construction and land development loans comprised approximately 9% of the Bank's total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of September 30, 2015, single-family residential loans comprised approximately 38% of the Bank's total loan portfolio, and include Banco de la Gente single-family residential stated income loans, which were approximately 6% of the Bank's total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of September 30, 2015, commercial real estate loans comprised approximately 34% of the Bank's total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower's business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of September 30, 2015, commercial loans comprised approximately 13% of the Bank's total loan portfolio.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2015 and December 31, 2014:

September 30, 2015
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$383	273	656	61,092	61,748	197
Single-family residential	1,779	1,463	3,242	215,123	218,365	-
Single-family residential -
Banco de la Gente stated income	1,588	246	1,834	42,599	44,433	-
Commercial	602	142	744	233,259	234,003	-
Multifamily and farmland	117	-	117	13,886	14,003	-
Total real estate loans	4,469	2,124	6,593	565,959	572,552	197

Loans not secured by real estate:
Commercial loans	323	29	352	88,579	88,931	29
Farm loans	-	-	-	3	3	-
Consumer loans	204	18	222	9,825	10,047	-
All other loans	-	-	-	13,267	13,267	-
Total loans	$4,996	2,171	7,167	677,633	684,800	226

December 31, 2014
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$294	3,540	3,834	53,783	57,617	-
Single-family residential	5,988	268	6,256	200,161	206,417	-
Single-family residential -
Banco de la Gente stated income	8,998	610	9,608	37,407	47,015	-
Commercial	3,205	366	3,571	224,987	228,558	-
Multifamily and farmland	85	-	85	12,315	12,400	-
Total real estate loans	18,570	4,784	23,354	528,653	552,007	-

Loans not secured by real estate:
Commercial loans	241	49	290	75,972	76,262	-
Farm loans	-	-	-	7	7	-
Consumer loans	184	-	184	9,876	10,060	-
All other loans	-	-	-	13,555	13,555	-
Total loans	$18,995	4,833	23,828	628,063	651,891	-

The following table presents non-accrual loans as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)
	September 30, 2015	December 31, 2014
Real estate loans:
Construction and land development	$209	3,854
Single-family residential	3,335	2,370
Single-family residential -
Banco de la Gente stated income	1,955	1,545
Commercial	2,598	2,598
Multifamily and farmland	-	110
Total real estate loans	8,097	10,477

Loans not secured by real estate:
Commercial loans	102	176
Consumer loans	67	75
Total	$8,266	10,728

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank's impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank's troubled debt restructured ("TDR") loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $25.5 million, $25.6 million and $26.8 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.  Interest income recognized on accruing impaired loans was $968,000, $992,000 and $1.3 million for the nine months ended September 30, 2015, the nine months ended September 30, 2014 and the year ended December 31, 2014, respectively.  Interest income recognized on accruing impaired loans was $286,000 and $311,000 for the three months ended September 30, 2015 and 2014, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present impaired loans as of September 30, 2015 and December 31, 2014:

September 30, 2015
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$643	241	289	530	19	1,638
Single-family residential	8,828	1,496	7,287	8,783	201	9,483
Single-family residential -
Banco de la Gente stated income	20,375	-	19,572	19,572	1,155	19,114
Commercial	4,556	-	4,172	4,172	234	4,948
Multifamily and farmland	96	-	93	93	-	100
Total impaired real estate loans	34,498	1,737	31,413	33,150	1,609	35,283

Loans not secured by real estate:
Commercial loans	180	-	154	154	3	149
Consumer loans	286	-	280	280	5	298
Total impaired loans	$34,964	1,737	31,847	33,584	1,617	35,730

December 31, 2014
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$5,481	3,639	555	4,194	31	5,248
Single-family residential	6,717	933	5,540	6,473	154	7,430
Single-family residential -
Banco de la Gente stated income	21,243	-	20,649	20,649	1,191	19,964
Commercial	4,752	1,485	2,866	4,351	272	4,399
Multifamily and farmland	111	-	110	110	1	154
Total impaired real estate loans	38,304	6,057	29,720	35,777	1,649	37,195

Loans not secured by real estate:
Commercial loans	218	-	201	201	4	641
Consumer loans	318	-	313	313	5	309
All other loans (not secured by real estate)	-	-	-	-	-	-
Total impaired loans	$38,840	6,057	30,234	36,291	1,658	38,145

Changes in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,785	2,566	1,610	1,902	7	1,098	-	233	881	11,082
Charge-offs	(198)	(447)	(59)	(62)	-	(16)	-	(394)	-	(1,176)
Recoveries	43	30	22	15	-	96	-	115	-	321
Provision	119	676	(113)	75	(2)	(297)	-	258	(523)	193
Ending balance	$2,749	2,825	1,460	1,930	5	881	-	212	358	10,420

Three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,924	2,456	1,528	1,749	2	902	-	231	586	10,378
Charge-offs	(110)	(48)	-	-	-	(1)	-	(156)	-	(315)
Recoveries	20	21	-	5	-	43	-	33	-	122
Provision	(85)	396	(68)	176	3	(63)	-	104	(228)	235
Ending balance	$2,749	2,825	1,460	1,930	5	881	-	212	358	10,420

Allowance for loan losses September 30, 2015:
Ending balance: individually
evaluated for impairment	$-	96	1,128	227	-	-	-	-	-	1,451
Ending balance: collectively
evaluated for impairment	2,749	2,729	332	1,703	5	881	-	212	358	8,969
Ending balance	$2,749	2,825	1,460	1,930	5	881	-	212	358	10,420

Loans September 30, 2015:
Ending balance	$61,748	218,365	44,433	234,003	14,003	88,931	3	23,314	-	684,800

Ending balance: individually
evaluated for impairment	$241	2,944	18,193	3,525	-	-	-	-	-	24,903
Ending balance: collectively
evaluated for impairment	$61,507	215,421	26,240	230,478	14,003	88,931	3	23,314	-	659,897

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,218	3,123	1,863	2,219	37	1,069	-	245	1,727	13,501
Charge-offs	(772)	(223)	(148)	(181)	-	(197)	-	(399)	-	(1,920)
Recoveries	389	64	17	165	-	42	-	112	-	789
Provision	239	(230)	(60)	(435)	(29)	240	-	282	(34)	(27)
Ending balance	$3,074	2,734	1,672	1,768	8	1,154	-	240	1,693	12,343

Three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,387	2,848	1,708	1,839	7	1,081	-	253	1,552	12,675
Charge-offs	(513)	(30)	(7)	(51)	-	(4)	-	(144)	-	(749)
Recoveries	107	2	-	4	-	15	-	33	-	161
Provision	93	(86)	(29)	(24)	1	62	-	98	141	256
Ending balance	$3,074	2,734	1,672	1,768	8	1,154	-	240	1,693	12,343

Allowance for loan losses at September 30, 2014:
Ending balance: individually
evaluated for impairment	$-	67	1,164	182	-	-	-	-	-	1,413
Ending balance: collectively
evaluated for impairment	3,074	2,667	508	1,586	8	1,154	-	240	1,693	10,930
Ending balance	$3,074	2,734	1,672	1,768	8	1,154	-	240	1,693	12,343

Loans at September 30, 2014:
Ending balance	$56,959	202,797	47,665	227,183	10,887	78,139	10	26,910	-	650,550

Ending balance: individually
evaluated for impairment	$3,808	2,312	19,083	3,563	-	-	-	-	-	28,766
Ending balance: collectively
evaluated for impairment	$53,151	200,485	28,582	223,620	10,887	78,139	10	26,910	-	621,784

The provision for loan losses for the three months ended September 30, 2015 was $235,000, as compared to $256,000 for the three months ended September 30, 2014.  The decrease in the provision for loan losses is primarily attributable to a $2.4 million reduction in non-accrual loans from September 30, 2014 to September 30, 2015 and a $395,000 reduction in net charge-offs during the three months ended September 30, 2015, as compared to the same period one year ago.

The provision for loan losses for the nine months ended September 30, 2015 was an expense of $193,000, as compared to a credit of $27,000 for the nine months ended September 30, 2014.  The increase in the provision for loan losses is primarily attributable to a $34.2 million increase in loans from September 30, 2014 to September 30, 2015.

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

•
Risk Grade 2 – High Quality: Loans are of good quality with risk levels well within the Company's range of acceptability.  The organization or individual is established with a history of successful performance though somewhat susceptible to economic changes.

•
Risk Grade 3 – Good Quality: Loans of average quality with risk levels within the Company's range of acceptability but higher than normal. This may be a new organization or an existing organization in a transitional phase (e.g. expansion, acquisition, market change).

•
Risk Grade 4 – Management Attention: These loans have higher risk and servicing needs but still are acceptable. Evidence of marginal performance or deteriorating trends is observed.  These are not problem credits presently, but may be in the future if the borrower is unable to change its present course.

•
Risk Grade 5 – Watch: These loans are currently performing satisfactorily, but there has been some recent past due history on repayment and there are potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Company's position at some future date.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2015 and December 31, 2014:

September 30, 2015
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	13,031	-	-	-	645	-	1,224	-	14,900
2- High Quality	8,448	84,774	-	41,529	174	26,079	-	3,608	1,723	166,335
3- Good Quality	32,941	79,052	19,547	149,064	10,766	56,106	3	4,490	9,783	361,752
4- Management Attention	11,751	29,762	15,353	34,261	347	5,577	-	594	1,761	99,406
5- Watch	8,240	5,499	3,474	5,180	2,716	349	-	65	-	25,523
6- Substandard	368	6,247	6,059	3,969	-	175	-	62	-	16,880
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$61,748	218,365	44,433	234,003	14,003	88,931	3	10,047	13,267	684,800

December 31, 2014
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	15,099	-	-	-	924	-	1,232	-	17,255
2- High Quality	6,741	74,367	-	39,888	241	18,730	-	3,576	1,860	145,403
3- Good Quality	24,641	74,453	21,022	142,141	8,376	44,649	7	4,549	8,055	327,893
4- Management Attention	13,013	30,954	12,721	36,433	1,001	11,312	-	566	3,640	109,640
5- Watch	9,294	5,749	5,799	6,153	2,672	383	-	46	-	30,096
6- Substandard	3,928	5,795	7,473	3,943	110	264	-	87	-	21,600
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$57,617	206,417	47,015	228,558	12,400	76,262	7	10,060	13,555	651,891

TDR loans modified in 2015, past due TDR loans and non-accrual TDR loans totaled $5.9 million and $15.0 million at September 30, 2015 and December 31, 2014, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $142,000 and $1.4 million in performing loans classified as TDR loans at September 30, 2015 and December 31, 2014, respectively.

The following tables present an analysis of loan modifications during the nine months ended September 30, 2015 and 2014:

Nine months ended September 30, 2015
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$146	142
Total real estate TDR loans	1	146	142

Total TDR loans	1	$146	142

During the nine months ended September 30, 2015, one loan was modified that was considered to be a new TDR loan.   The interest rate was modified on this TDR loan.

There were no loans modified as TDR that defaulted during the nine or three months ended September 30, 2015 and 2014, which were within twelve months of their modification date.  Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

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

During the nine months ended September 30, 2014, ten loans were modified that were considered to be new TDR loans.   The interest rate was modified on these TDR loans.

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three and nine months ended September 30, 2015 and 2014 is as follows:

For the three months ended September 30, 2015
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount
Basic earnings per share	$2,493	5,534,581	$0.45
Effect of dilutive securities:
Restricted stock units	-	52,861
Diluted earnings per share	$2,493	5,587,442	$0.45

For the nine months ended September 30, 2015
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount
Basic earnings per share	$7,445	5,573,743	$1.34
Effect of dilutive securities:
Restricted stock units	-	45,466
Diluted earnings per share	$7,445	5,619,209	$1.32

For the three months ended September 30, 2014
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount
Basic earnings per share	$2,442	5,617,125	$0.43
Effect of dilutive securities:
Restricted stock units	-	27,599
Diluted earnings per share	$2,442	5,644,724	$0.43

For the nine months ended September 30, 2014
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount
Basic earnings per share	$7,572	5,615,556	$1.35
Effect of dilutive securities:
Restricted stock units	-	24,173
Diluted earnings per share	$7,572	5,639,729	$1.34

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan (the "1999 Plan") whereby certain stock-based rights, such as stock options and restricted stock units, were granted to eligible directors and employees.  The 1999 Plan expired on May 13, 2009 but still governs the rights and obligations of the parties for grants made thereunder.  As of September 30, 2015, there were no outstanding options under the 1999 Plan.

Under the 1999 Plan, the Company granted 3,000 restricted stock units in 2007 at a grant date fair value of $17.40 per share. The Company granted 1,750 restricted stock units at a grant date fair value of $12.80 per share during the third quarter of 2008 and 2,000 restricted stock units at a grant date fair value of $11.37 per share during the fourth quarter of 2008. The Company recognized compensation expense on the restricted stock units over the period of time the restrictions were in place (three years from the grant date for the grants of restricted stock units under the 1999 Plan).  The amount of expense recorded in each period reflected the changes in the Company's stock price during such period.  As of September 30, 2015, there was no unrecognized compensation expense related to the 2007 and 2008 restricted stock unit grants granted under the 1999 Plan.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the "2009 Plan") whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees.  A total of 267,560 shares are currently reserved for possible issuance under the 2009 Plan.   All stock-based rights under the 2009 Plan must be granted or awarded by May 7, 2019 (or ten years from the 2009 Plan effective date).

The Company granted 29,514 restricted stock units under the 2009 Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury ("UST") in conjunction with the Company's participation in the Capital Purchase Program ("CPP") under the Troubled Asset Relief Program ("TARP").  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the 2009 Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the 2009 Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company granted 15,075 restricted stock units under the 2009 Plan at a grant date fair value of $17.97 per share during the first quarter of 2015.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013 and 2015 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company's stock price during such period.  As of September 30, 2015, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $715,000.

The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan of $282,000 and $272,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Investment Securities Available for Sale
Fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available.  If quoted prices are not available, fair value is determined using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities.  Fair values for investment securities with quoted market prices are reported in the Level 1 fair value category.  Fair value measurements obtained from independent pricing services are reported in the Level 2 fair value category. All other fair value measurements are reported in the Level 3 fair value category.

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

Junior Subordinated Debentures
Because the Company's junior subordinated debentures were issued at a floating rate, the carrying amount is a reasonable estimate of fair value.  Junior subordinated debentures are reported in the Level 2 fair value category.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)
	September 30, 2015
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$77,466	-	77,466	-
U.S. Government
sponsored enterprises	$39,169	-	39,169	-
State and political subdivisions	$148,322	-	148,322	-
Corporate bonds	$1,940	-	1,940	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,174	1,174	-	-

(Dollars in thousands)
	December 31, 2014
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$90,210	-	90,210	-
U.S. Government
sponsored enterprises	$34,048	-	34,048	-
State and political subdivisions	$152,246	-	152,246	-
Corporate bonds	$2,467	-	2,467	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,378	1,378	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2015.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for impaired loans and other real estate on a non-recurring basis at September 30, 2015 and December 31, 2014 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management's knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2015	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Impaired loans	$31,967	-	-	31,967
Other real estate	$2,349	-	-	2,349

(Dollars in thousands)
	Fair Value Measurements December 31, 2014	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Impaired loans	$34,633	-	-	34,633
Other real estate	$2,016	-	-	2,016

The carrying amount and estimated fair value of financial instruments at September 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$44,625	44,625	-	-	44,625
Investment securities available for sale	$268,821	1,174	266,897	750	268,821
Other investments	$3,912	-	-	3,912	3,912
Mortgage loans held for sale	$1,679	-	-	1,679	1,679
Loans, net	$674,380	-	-	678,436	678,436
Cash surrender value of life insurance	$14,440	-	14,440	-	14,440

Liabilities:
Deposits	$806,561	-	-	804,236	804,236
Securities sold under agreements
to repurchase	$47,240	-	47,240	-	47,240
FHLB borrowings	$50,000	-	49,572	-	49,572
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$69,098	69,098	-	-	69,098
Investment securities available for sale	$281,099	1,378	278,971	750	281,099
Other investments	$4,031	-	-	4,031	4,031
Mortgage loans held for sale	$1,375	-	-	1,375	1,375
Loans, net	$640,809	-	-	644,708	644,708
Cash surrender value of life insurance	$14,125	-	14,125	-	14,125

Liabilities:
Deposits	$814,700	-	-	813,288	813,288
Securities sold under agreements
to repurchase	$48,430	-	48,430	-	48,430
FHLB borrowings	$50,000	-	49,598	-	49,598
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)	Regulatory Matters

On August 31, 2015, the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Office of the Commissioner of Banks ("Commissioner") issued a Consent Order (the "Order") in connection with compliance by the Bank with the Bank Secrecy Act and its implementing regulations (collectively, the "BSA").  The Order was issued pursuant to the consent of the Bank.  In consenting to the issuance of the Order, the Bank did not admit or deny any unsafe or unsound banking practices or violations of law or regulation.

The Order requires the Bank to take certain affirmative actions to comply with its obligations under the BSA, including, without limitation, strengthening its Board of Directors' oversight of BSA activities; reviewing, enhancing, adopting and implementing a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported.

Prior to implementation, certain of the actions described above are subject to review by and approval or non-objection from the FDIC and the Commissioner.  The Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the Commissioner.

The Bank continues to make progress in addressing the issues identified in the Order and expects that it will be able to undertake and implement all required actions within the time period specified in the Order.  The Bank will incur additional non-interest expenses associated with the implementation of corrective actions; however, these expenses are not expected to have a material impact on the results of operations or financial position of the Bank or the Company.  Operating under a consent order will limit the Bank and Company's ability to participate in acquisitions, to open new branches, and to allocate funds to its stock repurchase plan until such time as the consent order has been modified, terminated, suspended or set aside by the FDIC and the Commissioner.

(8)	Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.  Management has concluded that there were no material subsequent events.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company's Consolidated Financial Statements and Notes thereto on pages A-26 through A-62 of the Company's 2014 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2015 Annual Meeting of Shareholders.

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Union, Wake and Durham counties, operating under the banking laws of North Carolina and the rules and regulations of the FDIC.

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

The Federal Reserve has maintained the Federal Funds Rate at 0.25% since December 2008.  This historically low rate has had a negative impact on earnings and will continue to have a negative impact on our net interest income in future periods.  The negative impact of low interest rates has been partially offset by earnings realized on interest rate contracts utilized by the Bank.  Additional information regarding the Bank's interest rate contracts is provided below in the section entitled "Asset Liability and Interest Rate Risk Management."

Summary of Significant Accounting Policies
The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition.  Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2014 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2015 Annual Meeting of Shareholders.

Many of the Company's assets and liabilities are recorded using various techniques that require significant judgment as to recoverability.  The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses.  The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility.  In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements.  Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques.  The Company's internal models generally involve present value of cash flow techniques.  The various techniques are discussed in greater detail elsewhere in this management's discussion and analysis and the Notes to the Consolidated Financial Statements.  Fair value of the Company's financial instruments is discussed in Note (6) of the Notes to Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

Results of Operations
Summary.  Net earnings were $2.5 million or $0.45 basic and diluted net earnings per share for the three months ended September 30, 2015, as compared to $2.4 million or $0.43 basic and diluted net earnings per share for the same period one year ago.  The increase in third quarter earnings is attributable to an increase in net interest income, which was partially offset by an increase in non-interest expense, as discussed below.

The annualized return on average assets was 0.95% for the three months ended September 30, 2015, compared to 0.93% for the same period one year ago, and annualized return on average shareholders' equity was 9.57% for the three months ended September 30, 2015, compared to 10.09% for the same period one year ago.

Year-to-date net earnings as of September 30, 2015 were $7.4 million, or $1.34 basic net earnings per share and $1.32 diluted net earnings per share, as compared to $7.6 million, or $1.35 basic net earnings per share and $1.34 diluted net earnings per share for the same period one year ago.  The decrease in year-to-date earnings is primarily attributable to an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income and an increase in net interest income, as discussed below.

The annualized return on average assets was 0.96% for the nine months ended September 30, 2015, compared to 0.98% for the same period one year ago, and annualized return on average shareholders' equity was 9.48% for the nine months ended September 30, 2015, compared to 10.71% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $9.1 million for the three months ended September 30, 2015, compared to $8.5 million for the three months ended September 30, 2014.  The increase in net interest income was primarily due to a $364,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a $202,000 decrease in interest expense primarily due to a decrease in the average outstanding balances of FHLB borrowings and time deposits during the three months ended September 30, 2015, as compared to the same period one year ago.

Interest income was $9.9 million for the three months ended September 30, 2015, compared to $9.6 million for the three months ended September 30, 2014.  The increase in interest income was primarily due to a $425,000 increase in interest income on loans due to a $37.9 million increase in the average outstanding balance of loans during the three months ended September 30, 2015, as compared to the same period one year ago.  During the quarter ended September 30, 2015, average loans increased $37.9 million to $676.1 million from $638.2 million for the quarter ended September 30, 2014. During the quarter ended September 30, 2015, average investment securities available for sale decreased $19.0 million to $264.4 million from $283.4 million for the quarter ended September 30, 2014.  The average yield on loans for the quarters ended September 30, 2015 and 2014 was 4.75% and 4.76%, respectively.  The average yield on investment securities available for sale was 3.63% and 3.44% for the quarters ended September 30, 2015 and 2014, respectively.  The average yield on earning assets for the quarters ended September 30, 2015 and 2014 was 4.39% and 4.22%, respectively.

Interest expense was $874,000 for the three months ended September 30, 2015, compared to $1.1 million for the three months ended September 30, 2014.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.10% for the three months ended September 30, 2015, as compared to 0.12% for the same period one year ago.  The average rate paid on certificates of deposit was 0.49% for the quarter ended September 30, 2015, as compared to 0.56% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.49% for the three months ended September 30, 2015, as compared to 0.58% for the same period one year ago.  During the quarter ended September 30, 2015, average certificates of deposit decreased $34.0 million to $170.1 million from $204.1 million for the quarter ended September 30, 2014.  Average FHLB borrowings decreased $15.0 million to $50.0 million for the three months ended September 30, 2015 from $65.0 million for the three months ended September 30, 2014.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2015 and 2014. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 37.30% for securities that are both federal and state tax exempt and an effective tax rate of 32.30% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$676,049	8,089	4.75%	$638,192	7,664	4.76%
Investments - taxable	86,274	516	2.37%	117,216	656	2.22%
Investments - nontaxable*	182,628	1,919	4.17%	171,467	1,829	4.23%
Other	6,892	4	0.23%	28,024	18	0.25%

Total interest-earning assets	951,843	10,528	4.39%	954,899	10,167	4.22%

Non-interest earning assets:
Cash and due from banks	40,657			49,541
Allowance for loan losses	(10,381)			(12,658)
Other assets	54,439			54,897

Total assets	$1,036,558			$1,046,679

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$412,976	106	0.10%	$392,767	123	0.12%
Time deposits	170,148	211	0.49%	204,120	287	0.56%
FHLB borrowings	50,000	443	3.52%	65,000	556	3.39%
Trust preferred securities	20,619	102	1.96%	20,619	98	1.89%
Other	49,425	12	0.10%	48,736	12	0.10%

Total interest-bearing liabilities	703,168	874	0.49%	731,242	1,076	0.58%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	227,658			215,551
Other liabilities	2,332			3,866
Shareholders' equity	103,400			96,020

Total liabilities and shareholder's equity	$1,036,558			$1,046,679

Net interest spread		$9,654	3.90%		9,091	3.64%

Net yield on interest-earning assets			4.02%			3.78%

Taxable equivalent adjustment
Investment securities		$581			584

Net interest income		$9,073			8,507

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $39.3 million in 2015 and $25.2 million in 2014. Tax rates of 5.00% and 6.00% were used to calculate the tax equivalent yield on these securities in 2015 and 2014, respectively.

Year-to-date net interest income as of September 30, 2015 was $26.1 million compared to $25.4 million for the same period one year ago.  The increase in net interest income was primarily due to a $459,000 increase in loan interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a $639,000 decrease in interest expense primarily due to a decrease in the average outstanding balance of FHLB borrowings and time deposits, which were partially offset by a $437,000 decrease in interest income on investment securities due to a decrease in the average outstanding balance of available for sale securities during the nine months ended September 30, 2015, as compared to the same period one year ago.

Interest income was $28.7 million for the nine months ended September 30, 2015 and 2014.  Interest income on loans increased $459,000 primarily due to a $38.4 million increase in the average outstanding balance of loans during the nine months ended September 30, 2015, as compared to the same period one year ago.  Interest income on investment securities decreased $437,000 primarily due to a $23.8 million decrease in the average outstanding balance of available for sale securities during the nine months ended September 30, 2015, as compared to the same period one year ago.  During the nine months ended September 30, 2015, average loans increased $38.4 million to $663.6 million from $625.2 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, average investment securities available for sale decreased $23.8 million to $268.6 million from $292.5 million for the nine months ended September 30, 2014.  The average yield on loans for the nine months ended September 30, 2015 and 2014 was 4.64% and 4.82%, respectively.  The average yield on investment securities available for sale for the nine months ended September 30, 2015 and 2014 was 3.62% and 3.52%, respectively.   The average yield on earning assets for the nine months ended September 30, 2015 and 2014 was 4.29% and 4.31%, respectively.

Interest expense was $2.6 million for the nine months ended September 30, 2015, compared to $3.3 million for the nine months ended September 30, 2014.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.10% for the nine months ended September 30, 2015 as compared to 0.13% for the same period one year ago.  The average rate paid on certificates of deposits was 0.52% for the nine months ended September 30, 2015 compared to 0.58% for the same period one year ago.  Average certificates of deposit decreased $33.5 million to $177.7 million for the nine months ended September 30, 2015 from $211.2 million for the nine months ended September 30, 2014.  Average FHLB borrowings decreased $15.0 million to $50.0 million for the nine months ended September 30, 2015 from $65.0 million for the nine months ended September 30, 2014.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2015 and 2014. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 37.30% for securities that are both federal and state tax exempt and an effective tax rate of 32.30% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Nine months ended			Nine months ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$663,574	23,015	4.64%	$625,185	22,556	4.82%
Investments - taxable	91,664	1,701	2.48%	126,682	2,243	2.37%
Investments - nontaxable*	181,524	5,723	4.22%	171,188	5,624	4.39%
Other	12,020	21	0.23%	22,279	42	0.25%

Total interest-earning assets	948,782	30,460	4.29%	945,334	30,465	4.31%

Non-interest earning assets:
Cash and due from banks	43,793			46,798
Allowance for loan losses	(10,767)			(13,089)
Other assets	55,104			51,371

Total assets	$1,036,912			$1,030,414

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$416,703	324	0.10%	$390,434	375	0.13%
Time deposits	177,745	685	0.52%	211,217	924	0.58%
FHLB borrowings	50,000	1,294	3.46%	65,000	1,650	3.39%
Trust preferred securities	20,619	297	1.93%	20,619	291	1.89%
Other	45,283	34	0.10%	45,982	33	0.10%

Total interest-bearing liabilities	710,350	2,634	0.50%	733,252	3,273	0.60%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	221,166			201,253
Other liabilities	427			1,379
Shareholders' equity	104,969			94,530

Total liabilities and shareholder's equity	$1,036,912			$1,030,414

Net interest spread		$27,826	3.79%		$27,192	3.71%

Net yield on interest-earning assets			3.92%			3.85%

Taxable equivalent adjustment
Investment securities		$1,755			$1,761

Net interest income		$26,071			$25,431

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $36.9 million in 2015 and $24.5 million in 2014. Tax rates of 5.00% and 6.00% were used to calculate the tax equivalent yield on these securities in 2015 and 2014, respectively.

Changes in interest income and interest expense can result from variances in both volume and rates.  The following table presents the impact on the Company's tax equivalent net interest income resulting from changes in average balances and average rates for the periods indicated.  The changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Three months ended September 30, 2015 compared to three months ended September 30, 2014			Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$453	(28)	425	$1,358	(899)	459
Investments - taxable	(179)	39	(140)	(635)	93	(542)
Investments - nontaxable	118	(28)	90	332	(233)	99
Other	(13)	(1)	(14)	(18)	(3)	(21)
Total interest income	379	(18)	361	1,037	(1,042)	(5)

Interest expense:
NOW, MMDA & savings deposits	6	(23)	(17)	23	(74)	(51)
Time deposits	(46)	(30)	(76)	(138)	(101)	(239)
FHLB borrowings	(131)	18	(113)	(384)	28	(356)
Trust preferred securities	-	4	4	-	6	6
Other	-	-	-	-	1	1
Total interest expense	(171)	(31)	(202)	(499)	(140)	(639)
Net interest income	$550	13	563	$1,536	(902)	634

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2015 was $235,000, as compared to $256,000 for the three months ended September 30, 2014.  The decrease in the provision for loan losses is primarily attributable to a $2.4 million reduction in non-accrual loans from September 30, 2014 to September 30, 2015 and a $395,000 reduction in net charge-offs during the three months ended September 30, 2015, as compared to the same period one year ago.

The provision for loan losses for the nine months ended September 30, 2015 was an expense of $193,000, as compared to a credit of $27,000 for the nine months ended September 30, 2014.  The increase in the provision for loan losses is primarily attributable to a $34.2 million increase in loans from September 30, 2014 to September 30, 2015.

Non-Interest Income.  Total non-interest income was $3.3 million for the three months ended September 30, 2015, compared to $3.2 million for the three months ended September 30, 2014.  The increase in non-interest income is primarily due to $46,000 in net gains on other real estate owned properties for the three months ended September 30, 2015, as compared to $276,000 in net losses and write-downs on other real estate owned properties for the three months ended September 30, 2014, which was partially offset by a $240,000 decrease in gain on sale of securities and a $150,000 decrease in service charges and fees.

Non-interest income was $9.8 million for the nine months ended September 30, 2015, compared to $9.2 million for the nine months ended September 30, 2014.  The increase in non-interest income is primarily due to $246,000 in net gains on other real estate owned properties for the nine months ended September 30, 2015, as compared to $384,000 in net losses and write-downs on other real estate owned properties for the nine months ended September 30, 2014 and a $262,000 increase in mortgage banking income, which were partially offset by a $331,000 decrease in service charges and fees.

Non-Interest Expense.  Total non-interest expense was $8.7 million for the three months ended September 30, 2015, compared to $8.5 million for the three months ended September 30, 2014.  The increase in non-interest expense was primarily due to a $295,000 increase in salaries and benefits expense resulting primarily from an increase in the number of full-time equivalent employees and annual salary increases and a $122,000 increase in occupancy expense, which were partially offset by a $74,000 decrease in other non-interest expense during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The decrease in other non-interest expenses is primarily due to a $218,000 amortization expense incurred during the three months ended September 30, 2014 that was associated with North Carolina income tax credits purchased in 2014.

Non-interest expense was $25.8 million for the nine months ended September 30, 2015, as compared to $24.7 million for the nine months ended September 30, 2014.  The increase in non-interest expense was primarily due to a $899,000 increase in salaries and benefits expense resulting primarily from an increase in the number of full-time equivalent employees and annual salary increases, a $101,000 increase in occupancy expense and a $23,000 increase in other non-interest expenses during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Income Taxes.  The Company reported income tax expense of $942,000 and $475,000 for the three months ended September 30, 2015 and 2014, respectively.  This represented an effective tax rate of 27% and 16% for the respective periods.  The lower effective tax rate for 2014 is primarily due to North Carolina income tax credits purchased during the third quarter of 2014.

The Company reported income tax expense of $2.5 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively.  This represented an effective tax rate of 25% and 23% for the respective periods.  The lower effective tax rate for 2014 is primarily due to North Carolina income tax credits purchased during the third quarter of 2014.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $268.8 million at September 30, 2015, compared to $281.1 million at December 31, 2014.  Average investment securities available for sale for the nine months ended September 30, 2015 were $268.6 million, compared to $287.4 million for the year ended December 31, 2014.

Loans.  At September 30, 2015, loans were $684.8 million, compared to $651.9 million at December 31, 2014.  The increase in loans is primarily attributable to a $12.7 million increase in commercial loans not secured by real estate, a $9.4 million increase in residential mortgage loans and a $3.1 million increase in commercial real estate loans.  Loans originated or renewed during the nine months ended September 30, 2015, of approximately $134.7 million, were partially offset by paydowns and payoffs of existing loans.  Average loans represented 70% and 66% of average earning assets for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.  The Company had $1.7 million and $1.4 million in mortgage loans held for sale as of September 30, 2015 and December 31, 2014, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2015, the Company had $104.2 million in residential mortgage loans, $92.9 million in home equity loans and $313.2 million in commercial mortgage loans, which include $248.0 million secured by commercial property and $65.2 million secured by residential property.   Residential mortgage loans include $59.8 million made to customers in the Company's traditional banking offices and $44.4 million in mortgage loans originated in the Company's Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2015, the Company had $61.7 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	65	$11,831	$31
Land acquisition and development - residential purposes	249	28,085	178
1 to 4 family residential construction	86	16,095	-
Commercial construction	7	5,737	-
Total construction and land development	407	$61,748	$209

TDR loans modified in 2015, past due TDR loans and non-accrual TDR loans totaled $5.9 million and $15.0 million at September 30, 2015 and December 31, 2014, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $142,000 and $1.4 million in performing loans classified as TDR loans at September 30, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses.  The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.  The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses.  In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

•	the Bank's loan loss experience;
•	the amount of past due and non-performing loans;
•	specific known risks;
•	the status and amount of other past due and non-performing assets;
•	underlying estimated values of collateral securing loans;
•	current and anticipated economic conditions; and
•	other factors which management believes affect the allowance for potential credit losses.

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank's originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan's performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank's Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party credit review firm (as described below), regulatory examiners and the Bank's Credit Administration. Any issues regarding the risk assessments are addressed by the Bank's senior credit administrators and factored into management's decision to originate or renew the loan. The Bank's Board of Directors reviews, on a monthly basis, an analysis of the Bank's reserves relative to the range of reserves estimated by the Bank's Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates loan relationships greater than $1.0 million, excluding loans in default, and loans in process of litigation or liquidation.  The third party's evaluation and report is shared with management and the Bank's Board of Directors.

Management considers certain commercial loans with weak credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk.

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in estimating the allowance for loan losses.  The provision for loan losses charged or credited to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management's assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves.  After a loan has been identified as impaired, management measures impairment.  When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management's current evaluation of the Bank's loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

The general allowance reflects reserves established under GAAP for collective loan impairment.  These reserves are based upon historical net charge-offs using the greater of the last two, three, four or five years' loss experience.  This charge-off experience may be adjusted to reflect the effects of current conditions.  The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves.

The unallocated allowance is determined through management's assessment of probable losses that are in the portfolio but are not adequately captured by the other two components of the allowance, including consideration of current economic and business conditions and regulatory requirements. The unallocated allowance also reflects management's acknowledgement of the imprecision and subjectivity that underlie the modeling of credit risk.  Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the unallocated portion may fluctuate from period to period based on management's evaluation of the factors affecting the assumptions used in calculating the allowance.

Effective December 31, 2012, stated income mortgage loans from the Banco de la Gente division of the Bank were analyzed separately from other single family residential loans in the Bank's loan portfolio.  These loans are first mortgage loans made to the Latino market, primarily in Mecklenburg and surrounding counties.  These loans are non-traditional mortgages in that the customer normally did not have a credit history, so all credit information was accumulated by the loan officers.  These loans were made as stated income loans rather than full documentation loans because the customer may not have had complete documentation on the income supporting the loan.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations.  Management believes it has established the allowance for credit losses pursuant to GAAP, and has taken into account the views of its regulators and the current economic environment.  Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of the date of the financial statements.  Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company.

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at September 30, 2015 was $10.4 million or 1.52% of total loans, compared to $11.1 million or 1.70% of total loans at December 31, 2014.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2015 and December 31, 2014.

	Percentage of Loans
	By Risk Grade
Risk Grade	9/30/2015	12/31/2014
Risk Grade 1 (Excellent Quality)	1.72%	2.18%
Risk Grade 2 (High Quality)	24.29%	22.30%
Risk Grade 3 (Good Quality)	53.05%	50.76%
Risk Grade 4 (Management Attention)	14.52%	16.54%
Risk Grade 5 (Watch)	3.71%	4.62%
Risk Grade 6 (Substandard)	2.47%	3.30%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2015, including non-accrual loans, there were six relationships exceeding $1.0 million in the Watch risk grade (which totaled $13.1 million) and one relationship exceeding $1.0 million in the Substandard risk grade (which totaled $1.3 million).  There was one relationship with loans in both the Watch and Substandard risk grades, which totaled $1.2 million for loans in both risk grades combined.

Non-performing Assets.  Non-performing assets totaled $10.8 million at September 30, 2015 or 1.05% of total assets, compared to $12.7 million or 1.22% of total assets at December 31, 2014.  Non-accrual loans were $8.3 million at September 30, 2015 and $10.7 million at December 31, 2014.  As a percentage of total loans outstanding, non-accrual loans were 1.21% at September 30, 2015, compared to 1.65% at December 31, 2014.  Non-accrual loans include $7.9 million in commercial and residential mortgage loans, $209,000 in construction and land development loans and $169,000 in other loans at September 30, 2015, compared to $6.6 million in commercial and residential mortgage loans, $3.9 million in construction and land development loans and $251,000 in other loans at December 31, 2014.  Loans 90 days past due and still accruing amounted to $226,000 at September 30, 2015.  The Bank did not have any loans 90 days past due and still accruing at December 31, 2014.  Other real estate totaled $2.3 million at September 30, 2015, compared to $2.0 million at December 31, 2014.

            Deposits.  Total deposits at September 30, 2015 were $806.6 million compared to $814.7 million at December 31, 2014. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $771.4 million at September 30, 2015 as compared to $755.8 million at December 31, 2014.  Certificates of deposit in amounts of $250,000 or more totaled $31.0 million at September 30, 2015, as compared to $47.9 million at December 31, 2014.  At September 30, 2015, brokered deposits were $4.1 million as compared to $11.1 million at December 31, 2014.  Brokered deposits outstanding as of September 30, 2015 had a weighted average rate of 0.10% with a weighted average original term of 13 months as compared to brokered deposits outstanding at December 31, 2014, which had a weighted average rate of 0.13% with a weighted average original term of 11 months.

Borrowed Funds. Borrowings from the FHLB totaled $50.0 million at September 30, 2015 and December 31, 2014.  The average balance of FHLB borrowings for the three months ended September 30, 2015 was $50.0 million, compared to $63.7 million for the year ended December 31, 2014.  The FHLB borrowings outstanding at September 30, 2015 had interest rates ranging from 2.11% to 3.70% and maturity dates in 2018.

Securities sold under agreements to repurchase were $47.2 million at September 30, 2015 compared to $48.4 million at December 31, 2014.

Junior Subordinated Debentures (related to Trust Preferred Securities).  In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II ("PEBK Trust II"), which issued $20.0 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures.  All of the common securities of PEBK Trust II are owned by the Company.  The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points.  The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay in December 2006 the trust preferred securities issued in December 2001 by PEBK Capital Trust, a wholly owned Delaware statutory trust of the Company, and for general purposes.  The debentures represent the sole asset of PEBK Trust II.  PEBK Trust II is not included in the Consolidated Financial Statements.

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

Asset Liability and Interest Rate Risk Management.  The objective of the Company's Asset Liability and Interest Rate Risk strategies is to identify and manage the sensitivity of net interest income to changing interest rates and to minimize the interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities.  This is to be done in conjunction with the need to maintain adequate liquidity and the overall goal of maximizing net interest income.

The Company manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee ("ALCO").  ALCO meets quarterly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.  ALCO tries to minimize interest rate risk between interest-earning assets and interest-bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements.  The ability to control these fluctuations has a direct impact on the profitability of the Company.  Management monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

The Company's rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the nine months ended September 30, 2015 totaled $948.8 million, exceeding average rate sensitive liabilities of $710.4 million by $238.4 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2015.

Included in the rate sensitive assets are $297.4 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee ("FOMC").  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2015, the Company had $189.1 million in loans with interest rate floors.  The floors were in effect on $187.2 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.84% higher than the indexed rate on the promissory notes without interest rate floors.

            Liquidity. The objectives of the Company's liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2015, such unfunded commitments to extend credit were $180.1 million, while commitments in the form of standby letters of credit totaled $3.8 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company's liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2015, the Company's core deposits totaled $771.4 million, or 96% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank ("FRB") on a short-term basis.  The Company's policies include the ability to access wholesale funding of up to 40% of total assets.  The Company's wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company's ratio of wholesale funding to total assets was 5.23% as of September 30, 2015.

The Bank has a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $50.0 million at September 30, 2015 and December 31, 2014.  At September 30, 2015, the carrying value of loans pledged as collateral to the FHLB totaled $123.6 million compared to $126.0 million at December 31, 2014.  The remaining availability under the line of credit with the FHLB was $28.8 million at September 30, 2015 compared to $27.7 million at December 31, 2014.  The Bank had no borrowings from the FRB at September 30, 2015 or December 31, 2014.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At September 30, 2015, the carrying value of loans pledged as collateral to the FRB totaled $365.9 million compared to $340.5 million at December 31, 2014.

The Bank also had the ability to borrow up to $59.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2015.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 28.36% at September 30, 2015 and 31.76% at December 31, 2014.  The minimum required liquidity ratio as defined in the Bank's Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2015 and December 31, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company's contractual obligations and other commitments as of September 30, 2015 and December 31, 2014 are summarized in the table below.  The Company's contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2015	December 31, 2014
Contractual Cash Obligations
Long-term borrowings	$50,000	50,000
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,140	4,585
Total	$74,759	75,204
Other Commitments
Commitments to extend credit	$180,121	168,733
Standby letters of credit and financial guarantees written	3,835	3,911
Total	$183,956	172,644

The Company enters into derivative contracts from time to time to manage various financial risks.  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate.  Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk.  Further discussions of derivative instruments are included above in the section entitled "Asset Liability and Interest Rate Risk Management".

Capital Resources.  Shareholders' equity was $102.9 million, or 9.9% of total assets, as of September 30, 2015, compared to $96.2 million, or 9.1% of total assets, as of September 30, 2014.  This increase is primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income resulting from an increase in the unrealized gain on investment securities, which were partially offset by a decrease in common stock due to 88,587 shares of common stock having been repurchased by the Company as of September 30, 2015 pursuant to the Company's stock repurchase program implemented in September 2014.

Annualized return on average equity for the three months ended September 30, 2015 was 9.57% compared to 10.09% for the three months ended September 30, 2014.  Total cash dividends paid on common stock were $448,000 and $227,000 for the three months ended September 30, 2015 and 2014, respectively.

Annualized return on average equity for the nine months ended September 30, 2015 was 9.48% compared to 10.71% for the nine months ended September 30, 2014.  Total cash dividends paid on common stock were $1.1 million and $682,000 for the nine months ended September 30, 2015 and 2014, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2014, the Company's Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million will be allocated to repurchase the Company's common stock.  Any purchases under the Company's stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of any repurchase of shares will be determined by the Company's management, based on its evaluation of market conditions and other factors.  The repurchase program may be suspended at any time or from time-to-time without prior notice.  The Company has repurchased $1.7 million, or 88,587 shares of its common stock, under this program as of September 30, 2015.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2015 and December 31, 2014 includes $20.0 million in trust preferred securities.  The Company's Tier 1 capital ratio was 15.11% and 15.33% at September 30, 2015 and December 31, 2014, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company's total risk-based capital ratio was 16.39% and16.62% at September 30, 2015 and December 31, 2014, respectively.  The Company's common equity Tier 1 capital consists of common stock and retained earnings.   The Company's common equity Tier 1 capital ratio was 12.55% and 12.62% at September 30, 2015 and December 31, 2014, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company's Tier 1 leverage capital ratio was 11.38% and 10.74% at September 30, 2015 and December 31, 2014, respectively.

The Bank's Tier 1 risk-based capital ratio was 14.53% and 14.78% at September 30, 2015 and December 31, 2014, respectively.  The total risk-based capital ratio for the Bank was 15.79% and 16.06% at September 30, 2015 and December 31, 2014, respectively.   The Bank's common equity Tier 1 capital ratio was 14.53% and 14.78% at September 30, 2015 and December 31, 2014, respectively.  The Bank's Tier 1 leverage capital ratio was 10.90% and 10.33% at September 30, 2015 and December 31, 2014, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2015.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina.  The complaint alleged (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees.  It seeks the refund of overdraft fees, treble damages, attorneys' fees and injunctive relief.  The Plaintiff sought to have the lawsuit certified as a class action.  On June 10, 2015, the North Carolina Business Court granted summary judgment in favor of the Bank on all claims and ordered the case dismissed with prejudice. The Plaintiff has appealed to the North Carolina Court of Appeals.  Given the current briefing schedule, the Bank does not expect a decision to be given before the second quarter of 2016.  The Bank continues to believe that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit on appeal.

The discussion of the Consent Order issued by the FDIC and the Commissioner on August 31, 2015 as set forth in Note (7) of the Consolidated Financial Statements included in Item 1 hereof is incorporated herein by reference.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number of	Number (or
				Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs (2)

July 1 - 31, 2015	1,060		$18.42	-	$578,377

August 1 - 31, 2015	312		18.98	-	$341,915

September 1 - 30, 2015	-		-	-	$341,915

Total	1,372	(1)	$18.55	-

(1) The Company purchased 1,372 shares on the open market in the three months ended September 30, 2015 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in 2014.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(i)(a)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

	Exhibit (3)(i)(b)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

	Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

	Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and
Exchange Commission on June 24, 2015

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

	Exhibit (10)(i)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(ii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(iv)	Employment agreement dated January 22, 2015 between the Registrant and
William D. Cable, Sr., incorporated by reference to Exhibit (10)(c) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

	Exhibit (10)(v)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(vi)	Employment agreement dated January 22, 2015 between the Registrant and
Lance A. Sellers, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

	Exhibit (10)(vii)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30,2000

	Exhibit (10)(viii)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(ix)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(x)	Employment agreement dated January 22, 2015 between the Registrant and A.
Joseph Lampron, Jr., incorporated by reference to Exhibit (10)(b) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(xi)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(xii)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(xiii)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(xiv)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xv)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xvi)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(xvii)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
Bank National Association, as Trustee, relating to Junior Subordinated Debt
Securities Due September 15, 2036, incorporated by reference to Exhibit (10)(m)
to the Form 10-Q filed with the Securities and Exchange Commission on
November 13, 2006

Exhibit (10)(xviii)	Form of Amended and Restated Director Supplemental Retirement Agreement
between Peoples Bank and Directors Robert C. Abernethy, James S. Abernethy,
Douglas S. Howard, John W. Lineberger, Jr., Gary E. Matthews, Dr. Billy L.
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(xix)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 6, 2015	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)