Form 10-K
period 2015-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2016-03-14
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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
Common Stock, no par value
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes		No	X
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
Large Accelerated Filer	Accelerated Filer	X	Non-Accelerated Filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	No	X
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $78,498,822 based on the closing price of such common stock on June 30, 2015, which was $18.34 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,510,538 shares of common stock, outstanding at February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2015 (the "Annual Report"), which will be included as Appendix A to the Proxy Statement for the 2016 Annual Meeting of Shareholders, are incorporated by reference into Part II and included as Exhibit 13 to the Form 10-K.

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 5, 2016 (the "Proxy Statement"), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC
FORM 10-K CROSS REFERENCE INDEX
	2015 Form 10-K	Notice of 2016 Annual Meeting, Proxy Statement and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 11	N/A
Item 1A - Risk Factors	11 - 19	N/A
Item 1B - Unresolved Staff Comments	19	N/A
Item 2 - Properties	20	N/A
Item 3 - Legal Proceedings	20 - 21	N/A
Item 4 - Mine Safety Disclosures	21	N/A

PART II
Item 5 - Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	21 - 24	N/A
Item 6 - Selected Financial Data	24	A-3
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	25	A-4 - A-23
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	25	A-22 - A-23
Item 8 - Financial Statements and Supplementary Data	25	A-24 - A-64
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	25	N/A
Item 9A - Controls and Procedures	25 - 26	N/A
Item 9B - Other Information	26	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	26	A-65
Item 11 - Executive Compensation	26	14 - 25
Item 12 - Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	26 - 27	5 - 7
Item 13 - Certain Relationships and Related Transactions
and Director Independence	27	11 and 27
Item 14 - Principal Accountant Fees and Services	27	30 - 31

PART IV
Item 15 - Exhibits and Financial Statement Schedules	28 - 31	N/A

Signatures	32	N/A

PART I

ITEM 1.         BUSINESS

General

Peoples Bancorp of North Carolina, Inc. (the "Company"), was formed in 1999 to serve as the holding company for Peoples Bank (the "Bank").  The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA").  The Company's principal source of income is dividends declared and paid by the Bank on its capital stock, if any.  The Company has no operations and conducts no business of its own other than owning the Bank and Community Bank Real Estate Solutions, LLC ("CBRES").  Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 20 banking offices, as of December 31, 2015 located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates loan production offices in Denver, Durham and Winston-Salem, North Carolina.  At December 31, 2015, the Company had total assets of $1.0 billion, net loans of $679.5 million, deposits of $832.2 million, total securities of $272.2 million, and shareholders' equity of $104.9 million.

The Bank operates four banking offices focused on the Latino population under the name Banco de la Gente ("Banco").  These offices are operated as a division of the Bank.  Banco offers normal and customary banking services as are offered in the Bank's other branches such as the taking of deposits and the making of loans and therefore is not considered a reportable segment of the Company.   The Bank operates one Banco loan production office in Durham County and one Banco loan production office in Forsyth County specifically designed to serve the growing Latino market.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans.  Real estate loans are predominately variable rate and fixed rate commercial property loans, which include residential development loans to commercial customers.  Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio.  The majority of the Bank's deposit and loan customers are individuals and small to medium-sized businesses located in the Bank's market area.  The Bank's loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank's Banco offices.  Additional discussion of the Bank's loan portfolio and sources of funds for loans can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-4 through A-23 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Commissioner of Banks (the "Commissioner").

The Company's fiscal year ends December 31.  This Form 10-K is also being used as the Bank's Annual Disclosure Statement under FDIC Regulations.  This Form 10-K has not been reviewed, or confirmed for accuracy or relevance by the FDIC.

At December 31, 2015, the Company employed 284 full-time employees and 40 part-time employees, which equated to 309 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company.  At December 31, 2015, the Bank had three subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc. and PB Real Estate Holdings, LLC.  Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank's customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services.  Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services.  PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and other assets obtained in the ordinary course of collecting debts previously contracted.

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

The Company established CBRES, a wholly owned subsidiary, in 2009. CBRES serves as a "clearing-house" for appraisal services for community banks.  Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property is located.  This type of service ensures that the appraisal process remains independent from the financing process within the Bank.

Market Area

The Bank's primary market consists of the communities in an approximate 50-mile radius around its headquarters office in Newton, North Carolina.  This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County.  The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.  The Bank has two Banco offices in Mecklenburg County, one Banco office in Union County, one Banco office in Wake County, one Banco loan production office in Durham County and one Banco loan production office in Forsyth County specifically designed to serve the growing Latino market.

Employment in the Bank's primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities.  Catawba County's largest employers include Catawba County Schools, Frye Regional Medical Center, Catawba Valley Medical Center, Merchant Distributors, Inc. (wholesale food distributor), Catawba County, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Optical Communications (manufacturer of fiber optic cable and accessories), Ethan Allen (furniture manufacturer), HSM (manufacturing) and Advance Pierre Foods (restaurants and bakeries).

Competition

The Bank has operated in the Catawba Valley region for over 100 years and is the only financial institution headquartered in Newton.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2015 comparative data, the Bank had 23.97% of the deposits in Catawba County, placing it second in deposit size among a total of 12 banks with branch offices in Catawba County; 9.69% of the deposits in Lincoln County, placing it fifth in deposit size among a total of 10 banks with branch offices in Lincoln County; and 13.35% of the deposits in Alexander County, placing it fifth in deposit size among a total of six banks with branch offices in Alexander County.

The Bank also faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.  The Bank's core deposit base has grown principally due to economic growth in the Bank's market area coupled with the implementation of new and competitive deposit products. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

General.  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default.  For example, to mitigate the risk of failure, bank holding companies are required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all  capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve.  Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross‑guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds.  The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of the Company's ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina.  Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called "golden parachute" payments. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank and the Company.

Capital Adequacy.   At December 31, 2015, the Bank exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 11.03%, common equity Tier 1 risk-based capital ratio of 14.85%, Tier 1 risk-based capital ratio of 14.85% and total risk-based capital ratio of 16.11%.  At December 31, 2015, the Company also exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 11.44%, common equity Tier 1 risk-based capital ratio of 12.79%, Tier 1 risk-based capital ratio of 15.37% and total risk-based capital ratio of 16.63%.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule, which became effective on January 1, 2015, implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  The final rule:

•
established a new minimum common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5% and increased the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%, while maintaining the minimum total risk-based capital ratio of 8.0% and the minimum Tier 1 leverage capital ratio of 4.0%;

•	revised the rules for calculating risk-weighted assets to enhance their risk sensitivity;
•	phased out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital;
•
added a requirement to maintain a minimum conservation buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%; and

•
changed the definitions of capital categories for insured depository institutions for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions.  Under these revised definitions, to be considered well-capitalized, an insured depository institution must have a Tier 1 leverage capital ratio of at least 5.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a total risk-based capital ratio of at least 10.0%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and the Company on January 1, 2015. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The final rule established common equity Tier 1 capital as a new capital component. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the final rule, retained earnings, accumulated other comprehensive income/loss and common equity Tier 1 minority interest. As a result, Tier 1 capital has two components: common equity Tier 1 capital and additional Tier 1 capital. The final rule also revised the eligibility criteria for inclusion in additional Tier 1 and Tier 2 capital. As a result of these changes, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, are excluded as a component of Tier 1 capital for institutions of our size.

The final rule further require that certain items be deducted from common equity Tier 1 capital, including (1) goodwill and other intangible assets, other than mortgage servicing rights, net of deferred tax liabilities ("DTLs"); (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs; (3) after-tax gain-on-sale associated with a securitization exposure; and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs. In addition, banking organizations must deduct from common equity Tier 1 capital the amount of certain assets, including mortgage servicing assets, that exceed certain thresholds. The final rule also allows all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available for sale debt securities in regulatory capital, as under prior capital rules.

The final rule provides that the failure to maintain the minimum conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization's conservation buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers. If the conservation buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions), or eligible retained income. If the conservation buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of eligible retained income, and if the conservation buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of eligible retained income. The preceding thresholds for the conservation buffer and related restrictions represent the fully phased in rules effective no later than January 1, 2019. Such thresholds will be phased in incrementally throughout the phase in period, with the lowest thresholds having become effective January 1, 2016.

Dividend and Repurchase Limitations.  Federal regulations provide that the Company must obtain Federal Reserve approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for a "well capitalized" bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

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

Deposit Insurance. The assessment paid by each Deposit Insurance Fund member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.

An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; (ii) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment and (iii) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Federal Home Loan Bank System.  The Federal Home Loan Bank ("FHLB") system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank's total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2015, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of  "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination, which was conducted during January 2014.

Changes in Control.  The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve.  Similarly, Federal Reserve approval (or, in certain cases, non‑objection) must be obtained prior to any person acquiring control of the Company.  Control is deemed to exist if, among other things, a person acquires 25% or more of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company.  Control is presumed to exist if a person acquires 10% or more of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended from time to time (the "Exchange Act"), or the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law.  The Company has registered its common stock with the Securities and Exchange Commission ("SEC") pursuant to Section 12(g) of the Exchange Act.  As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

Loans to One Borrower.  The Bank is subject to the loans-to-one-borrower limits imposed by North Carolina law, which are substantially the same as those applicable to national banks.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank's total equity capital.  At December 31, 2015, this limit was $18.1 million.    This limit is increased by an additional 10% of the Bank's total equity capital, or $30.1 million as of December 31, 2015, for loans and extensions of credit that are fully secured by readily marketable collateral.

Gramm-Leach-Bliley Act.  The federal Gramm-Leach-Bliley Act (the "GLB Act") dramatically changed various federal laws governing the banking, securities and insurance industries.  The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited.  In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors, which were more able to expand their service and products than smaller, community-oriented financial institutions, such as the Bank.

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "Patriot Act") was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001.  The Patriot Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts.  The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Interstate Banking and Branching.  The BHCA was amended by the Interstate Banking Act.  The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.  State law prohibiting interstate banking or discriminating against out-of-state banks is preempted.  States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act.  The Interstate Banking Act, as amended by the Dodd-Frank Act, establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a breach or 10% or more of the deposits nationwide.  States have the authority to waive the 30% deposit cap.  State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 mandates for public companies a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (the "PCAOB") which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. The Sarbanes-Oxley Act imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Limits on Rates Paid on Deposits and Brokered Deposits.  FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area.  Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. Definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by federal banking agencies to implement the prompt corrective action provisions discussed above.

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

Consent Order

On August 31, 2015, the FDIC and the Commissioner issued a Consent Order (the "Order") in connection with compliance by the Bank with the Bank Secrecy Act and its implementing regulations (collectively, the "BSA").  The Order was issued pursuant to the consent of the Bank.  In consenting to the issuance of the Order, the Bank did not admit or deny any unsafe or unsound banking practices or violations of law or regulation.

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

Available Information

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.peoplesbanknc.com as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are also available on its internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. Any materials that the Company files with the SEC may be read and/or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC's website at www.sec.gov.

Additionally, the Company's corporate governance policies, including the charters of the Audit and Enterprise Risk, Compensation, and Governance Committees, Code of Business Conduct and Ethics and the Code of Business Conduct and Ethics may also be found the Company's website (www.peoplesbanknc.com). A written copy of the foregoing corporate governance policies is available upon written request to the Company.

ITEM 1A.        RISK FACTORS

The following are potential risks that management considers material and that could affect the future operating results and financial condition of the Bank and the Company.  The risks are not listed in any particular order of importance, and there is the potential that there are other risks that have either not been identified or that management believed to be immaterial but which could in fact adversely affect the operating results and financial condition of the Bank and the Company.

If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of the Company's common stock could decline significantly, and you could lose all or part of your investment.

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
Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although some of these regulations have been promulgated, additional regulations are expected to be issued in 2016 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

Certain provisions of the Dodd-Frank Act are having an effect on us. For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. It also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to quantify what specific impact the Dodd-Frank Act and related regulations have had on the Company to date and what impact yet to be written regulations will have on us in the future. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Increases in FDIC insurance premiums may adversely affect the Company's net income and profitability.
The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are bank or financial institution failures that exceed the FDIC's expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company's earnings and financial condition.

Market developments may adversely affect our industry, business and results of operations.
Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a consequence, the Company experienced significant challenges, its credit quality deteriorated and its net income and results of operations were adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date the Company and the Bank remain "well capitalized," we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

Loss of key personnel could adversely impact results.
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top three executives averaging over 17 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

A significant amount of the Bank's business is concentrated in lending which is secured by property located in the Catawba Valley and surrounding areas.
In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the Bank is required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, the Bank's earnings and capital could be adversely affected.

Additionally, with most of the Bank's loans concentrated in the Catawba Valley and surrounding areas, a decline in local economic conditions could adversely affect the values of the Bank's real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on the Bank's earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Our allowance for loan losses may be insufficient and could therefore reduce earnings.
The risk of credit losses on loans varies with, among other things, general economic conditions, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Management believes it has established the allowance in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank's earnings and capital could be significantly and adversely affected.  For further discussion related to our process for determining the appropriate level of the allowance for loan losses, see "Allowance for Loan Losses" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results and Operation" of the Annual Report, which is included in this Form 10-K as Exhibit (13).

Changes in interest rates affect profitability and assets.
Changes in prevailing interest rates may hurt the Bank's business. The Bank derives its income primarily from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more the Bank earns. When market rates of interest change, the interest the Bank receives on its assets and the interest the Bank pays on its liabilities will fluctuate. This can cause decreases in the "spread" and can adversely affect the Bank's income. Changes in market interest rates could reduce the value of the Bank's financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money the Bank lends. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. If the Bank is unsuccessful in managing the effects of changes in interest rates, the financial condition and results of operations could suffer.

We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented within "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Annual Report which is included in this Form 10-K as Exhibit (13).

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

Changes in technology may impact the Bank's business.
The Bank uses various technologies in its business and the banking industry is undergoing rapid technological changes.  The effective use of technology increases efficiency and enables financial institutions to reduce costs.  The Bank's future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in the Bank's operations.  The Bank's competitors may have substantially greater resources to invest in technological improvements.

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

From time to time the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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
We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area.  Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2015, commercial real estate loans comprised approximately 33% of the Bank's total loan portfolio.

•
Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower's business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2015, commercial loans comprised approximately 13% of the Bank's total loan portfolio.

•
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2015, construction and land development loans comprised approximately 10% of the Bank's total loan portfolio.

•
Single-family residential loans.  Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of December 31, 2015, single-family residential loans comprised approximately 38% of the Bank's total loan portfolio, including Banco de la Gente single-family residential stated income loans which were approximately 6% of the Bank's total loan portfolio.

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

We are subject to extensive regulation and oversight, and depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action.
We are subject to extensive regulation and supervision, including examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon conclusion of their examination or otherwise, violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors' resolutions, memoranda of understanding, consent orders, civil money penalties and termination of deposit insurance and bank closure. Enforcement actions may be taken regardless of the capital levels of the institution, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions, paying dividends or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations and/or damage our reputation. In addition, compliance with any such action could distract management's attention from normal operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital.

The Bank may not be able to satisfy the conditions and obligations of the Order.
As discussed in Part I of this Form 10-K, the Order requires the Bank to take certain affirmative actions to comply with its obligations under the BSA, including, without limitation, strengthening its Board of Directors' oversight of BSA activities; reviewing, enhancing, adopting and implementing a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported.

Prior to implementation, certain of the actions described above are subject to review by and approval or non-objection from the FDIC and Commissioner.  The Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and Commissioner.

Although the Bank has begun implementing corrective actions and expects that it will be able to undertake and implement all other required actions within the time periods specified in the Order, failure to comply with the Order could result in enforcement actions by the FDIC and/or the Commissioner that could result in monetary penalties and that could otherwise have a materially adverse effect upon the Company and the Bank's assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

Our ability to participate in acquisitions, open new branches and repurchase Company stock is limited by the Order.
As discussed above, the Bank is subject to certain conditions and obligations of the Order.  Operating under the Order will limit our ability to participate in acquisitions, to open new branches, and to allocate funds to our stock repurchase plan until such time as the Order has been modified, terminated, suspended or set aside by the FDIC and the Commissioner.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
 In July 2013, the Federal Reserve and the FDIC approved new rules that will substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes "capital" for purposes of calculating those ratios.  The new minimum capital requirements will be: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
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

The trading history of our common stock has been characterized by relatively low trading volume. The value of a shareholder's investment may be subject to sudden decreases due to the volatility of the price of our common stock, which trades on the NASDAQ Global Market.

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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.  These factors may also adversely affect the Company's ability to raise capital in the open market if needed.  In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

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

Our common stock is not FDIC insured.
 The Company's common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal.  Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, holders of our common stock may lose some or all of their investment.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.              PROPERTIES

At December 31, 2015, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 20 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates loan production offices in Denver, Durham and Winston-Salem, North Carolina.  The following table sets forth certain information regarding the Bank's properties at December 31, 2015.

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

760 Highway 27 West
Lincolnton, North Carolina 28092

102 Leonard Avenue
Newton, North Carolina 28658

6350 South Boulevard
Charlotte, North Carolina 28217

4451 Central Avenue
Suite A
Charlotte, North Carolina  28205

3752/3754 Highway 16 North
Denver, North Carolina  28037

501 West Roosevelt Boulevard
Monroe, North Carolina  28110

9624-I Bailey Road
Cornelius, North Carolina  28031

3023-10 Capital Boulevard
Raleigh, North Carolina  27604

2000 Avondale Drive
Durham,  North Carolina  27704

3015 Waughtown Street
Winston-Salem,  North Carolina  27107

ITEM 3.           LEGAL PROCEEDINGS

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina.  The complaint alleged (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees.  It seeks the refund of overdraft fees, treble damages, attorneys' fees and injunctive relief.  The Plaintiff sought to have the lawsuit certified as a class action.  On June 10, 2015, the North Carolina Business Court granted summary judgment in favor of the Bank on all claims and ordered the case dismissed with prejudice.  The Plaintiff appealed to the North Carolina Court of Appeals.  Oral argument was held in the Court of Appeals on February 25, 2016.  Ordinarily that court issues its opinions within ninety days of oral argument, but some cases take longer and there is no way to accurately predict a date of decision.  The Bank continues to believe that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit on appeal.

The discussion of the Order issued by the FDIC and the Commissioner in connection with compliance by the Bank with the BSA and its implementing regulations on August 31, 2015 as set forth in Note (12) of the Consolidated Financial Statements included in Item 1 hereof is incorporated herein by reference.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the NASDAQ Global Market, under the symbol "PEBK."  Market makers for the Company's shares include Raymond James Financial, Inc. and Hovde Group, LLC.

Although the payment of dividends by the Company is subject to certain requirements and limitations of North Carolina corporate law, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  However, the ability of the Company to pay dividends and repurchase shares may be dependent upon, among other things, the Company's receipt of dividends from the Bank.  The Bank's ability to pay dividends is limited.  North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amount of dividends they are permitted to pay.   Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law.   Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations).   Based on its current financial condition, the Bank does not expect that this provision will have any impact on the Bank's ability to pay dividends.  See Supervision and Regulation under Item 1 Business.

As of March 10, 2016, the Company had 683 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.   The closing market price for the Company's common stock was $18.55 on March 10, 2016.

The following table presents certain market and dividend information for the last two fiscal years.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

			Cash Dividend
2015	Low Bid	High Bid	Per Share
First Quarter	$17.50	18.99	0.06

Second Quarter	$17.95	18.80	0.06

Third Quarter	$16.03	19.48	0.08

Fourth Quarter	$17.24	19.45	0.08

			Cash Dividend
2014	Low Bid	High Bid	Per Share
First Quarter	$14.18	16.40	0.04

Second Quarter	$15.30	17.50	0.04

Third Quarter	$16.00	17.01	0.04

Fourth Quarter	$16.65	18.50	0.06

STOCK PERFORMANCE GRAPH

The following graph compares the Company's cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index.  The graph was prepared by SNL Securities, L.C., Charlottesville, Virginia, using data as of December 31, 2015.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2015	527		$18.97	-	$1,917,648

February 1 - 28, 2015	715		18.87	-	$1,917,648

March 1 - 31, 2015	-		-	-	$1,917,648

April 1 - 30, 2015	689		18.67	-	$1,917,648

May 1 - 31, 2015	66,682		18.67	66,356	$678,642

June 1 - 30, 2015	5,758		18.58	5,394	$578,365

July 1 - 31, 2015	1,060		18.42	-	$578,365

August 1 - 31, 2015	12,612		19.22	12,300	$341,903

September 1 - 30, 2015	-		-	-	$341,915

October 1 - 31, 2015	13,936		18.79	12,800	$101,389

November 1 - 30, 2015	5,200		19.24	5,200	$1,338

December 1 - 31, 2015	369		19.42	-	$1,338

Total	107,548	(1)	$18.78	102,050

(1) The Company purchased 5,498 shares on the open market in the year ended December 31, 2015 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in September 2014.

(3) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in September 2014.

ITEM 6.          SELECTED FINANCIAL DATA

The information required by this Item is set forth in the section captioned "Selected Financial Data" on page A-3 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).  The section captioned "Selected Financial Data" on page A-3 of the Annual Report is incorporated herein by reference.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-4 through A-23 of the Annual Report, which section is included in this Form 10-K as Exhibit (13).   The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-4 through A-23 of the Annual Report is incorporated herein by reference.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on page A-22 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).  The section captioned "Quantitative and Qualitative Disclosures About Market Risk" on page A-22 of the Annual Report is incorporated herein by reference.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-24 through A-64 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).  The consolidated financial statements of the Company and supplementary data set forth on pages A-24 through A-64 of the Annual Report are incorporated herein by reference.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) promulgated under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the  Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management including the Chief Executive Officer and the Chief Financial Officer of the Company as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Controls over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Elliott Davis Decosimo, PLLC, an independent, registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2015, and audited the Company's effectiveness of internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in Item 8 hereof.

ITEM 9B.           OTHER INFORMATION

None

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the sections captioned "Director Nominees", "Executive Officers of the Company ", "Security Ownership Of Certain Beneficial Owners and Management, "Section 16(a) Beneficial Ownership Reporting Compliance", "Code of Business Conduct and Ethics", "Board Committees – Governance Committee" and "Board Committees – Audit and Enterprise Risk Committee" contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned "Compensation Discussion and Analysis", "Summary Compensation Table", "Grants of Plan-Based Awards", "Outstanding Equity Awards at Fiscal Year End", "Option Exercises and Stock Vested", "Pension Benefits", "Nonqualified Deferred Compensation", "Employment Agreements", "Potential Payments upon Termination or Change in Control", "Omnibus Stock Option and Long Term Incentive Plan", "Director Compensation", "Compensation Committee – Compensation Committee Interlocks and Insider Participation" and  "Compensation Committee – Compensation Committee Report" contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by the Item see the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement, which section is incorporated herein by reference.

The following table presents the number of shares of Company common stock to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average price of the outstanding options, warrants and rights and the number of options, warrants and rights remaining that may be issued under the Company's Omnibus Plan described under the section captioned "Omnibus Stock Option and Long Term Incentive Plan" contained in the Proxy Statement.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3), (4)	Weighted-average exercise price of outstanding options, warrants and rights (5)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (6)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	92,440	$19.34	267,560
Equity compensation plans not approved by security holders	-	-	-
Total	92,440	$19.34	267,560

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

(4) Includes 15,075 restricted stock units granted on February 19, 2015 under the 2009 Omnibus Plan. These restricted stock grants vest on February 19, 2019.

(5) The exercise price used for the grants of restricted stock units under the 2009 Omnibus Plan is $19.34, the closing price for the Company's stock on December 31, 2015.

(6) Reflects shares currently reserved for possible issuance under the 2009 Omnibus Plan.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the sections captioned "Indebtedness of and Transactions with Management and Directors" and "Board Leadership Structure and Risk Oversight" contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm" contained in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

	(a)	Reports of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2015 and 2014

	(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2015, 2014 and 2013

	(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

	(e)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2015, 2014 and 2013

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

	(g)	Notes to Consolidated Financial Statements

15(a)(2)	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)(3)	Exhibits

Exhibit (3)(i)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(ii)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (3)(iii)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

Exhibit (3)(iv)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and
Exchange Commission on June 24, 2015

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (10)(i)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(ii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(iv)	Employment agreement dated January 22, 2015 between the Registrant and
William D. Cable, Sr., incorporated by reference to Exhibit (10)(c) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(v)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(vi)	Employment agreement dated January 22, 2015 between the Registrant and
Lance A. Sellers, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(vii)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(viii)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(ix)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(x)	Employment agreement dated January 22, 2015 between the Registrant and A.
Joseph Lampron, Jr., incorporated by reference to Exhibit (10)(b) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(xi)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(xii)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(xiii)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(xiv)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xv)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xvi)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(xvii)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
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
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(xix)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2015 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (16)	Letter from Porter Keadle Moore, LLC, regarding change in certifying accountant, dated June 23, 2015, which is incorporated by reference to
Exhibit 16.1 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 23, 2015

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)(i)	Consent of Elliott Davis Decosimo, PLLC

Exhibit (23)(ii)	Consent of Porter Keadle Moore, LLC

Exhibit (31)(i)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(ii)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-K Report for the annual period ended December 31, 2015, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

	By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 14, 2016
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 14, 2016
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 14, 2016
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 14, 2016
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 14, 2016
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 14, 2016
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 14, 2016
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 14, 2016
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 14, 2016
Larry E. Robinson

/s/ William Gregory Terry	Director	March 14, 2016
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 14, 2016
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 14, 2016
Benjamin I. Zachary