Form 10-Q
period 2016-04-26
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2016-05-09
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large Accelerate Filer	Accelerated Filer	X	Non-Accelerated Filer

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,510,538 shares of common stock, outstanding at April 30, 2016.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2016 (Unaudited) and
	December 31, 2015 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2016 and 2015 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2016 and 2015 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders' Equity for the three
	months ended March 31, 2016 and 2015 (Unaudited)	6

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2016 and 2015 (Unaudited)	7-8

Item 2.	Notes to Consolidated Financial Statements (Unaudited)	9-23

Item 3.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24-33

Item 4T.	Quantitative and Qualitative Disclosures About Market Risk	34

	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	37
Item 5.	Other Information	37
Item 6.	Exhibits	37-39
Signatures		40
Certifications		41-43

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like "expect," "anticipate," "estimate," and "believe," variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ  include, but are not limited to, (1) competition in the markets served by Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in Peoples Bancorp of North Carolina, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.

PART I.                          FINANCIAL INFORMATION

Item 1.                              Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(Dollars in thousands)
	March 31,	December 31,
Assets	2016	2015
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$45,566	29,194
of $15,589 and $14,587
Interest-bearing deposits	30,826	10,569
Cash and cash equivalents	76,392	39,763

Investment securities available for sale	264,092	268,530
Other investments	3,633	3,636
Total securities	267,725	272,166

Mortgage loans held for sale	996	4,149

Loans	693,033	689,091
Less allowance for loan losses	(9,116)	(9,589)
Net loans	683,917	679,502

Premises and equipment, net	16,408	16,976
Cash surrender value of life insurance	14,652	14,546
Other real estate	85	739
Accrued interest receivable and other assets	10,169	10,640
Total assets	$1,070,344	1,038,481

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$246,677	244,231
NOW, MMDA & savings	452,158	431,052
Time, $250,000 or more	26,352	26,891
Other time	127,930	130,001
Total deposits	853,117	832,175

Securities sold under agreements to repurchase	36,056	27,874
FHLB borrowings	43,500	43,500
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,292	9,449
Total liabilities	962,584	933,617

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,510,538
shares at March 31, 2016 and December 31, 2015	46,171	46,171
Retained earnings	55,189	53,183
Accumulated other comprehensive income	6,400	5,510
Total shareholders' equity	107,760	104,864

Total liabilities and shareholders' equity	$1,070,344	1,038,481

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2016 and 2015

(Dollars in thousands, except per share amounts)

	2016	2015
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$8,023	7,593
Interest on due from banks	17	10
Interest on investment securities:
U.S. Government sponsored enterprises	658	713
State and political subdivisions	1,127	1,163
Other	80	88
Total interest income	9,905	9,567

Interest expense:
NOW, MMDA & savings deposits	120	111
Time deposits	162	247
FHLB borrowings	406	418
Junior subordinated debentures	113	97
Other	8	11
Total interest expense	809	884

Net interest income	9,096	8,683

Provision for (reduction of provision for) loan losses	(216)	173

Net interest income after provision for loan losses	9,312	8,510

Non-interest income:
Service charges	1,041	1,134
Other service charges and fees	334	355
Mortgage banking income	369	239
Insurance and brokerage commissions	158	161
Gain/(loss) on sale and write-down of
other real estate	77	87
Miscellaneous	1,345	1,269
Total non-interest income	3,324	3,245

Non-interest expense:
Salaries and employee benefits	4,581	4,801
Occupancy	1,754	1,483
Professional fees	935	256
Advertising	162	186
Debit card expense	266	235
FDIC Insurance	171	177
Other	1,623	1,610
Total non-interest expense	9,492	8,748

Earnings before income taxes	3,144	3,007

Income tax expense	691	679

Net earnings	$2,453	2,328

Basic net earnings per share	$0.45	0.41
Diluted net earnings per share	$0.44	0.41
Cash dividends declared per share	$0.08	0.06

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)	(Unaudited)

Net earnings	$2,453	2,328

Other comprehensive income:
Unrealized holding gains on securities
available for sale	1,472	1,413

Total other comprehensive income,
before income taxes	1,472	1,413

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	582	550

Total income tax expense related to
other comprehensive income	582	550

Total other comprehensive income,
net of tax	890	863

Total comprehensive income	$3,343	3,191

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, December 31, 2015	5,510,538	$46,171	53,183	5,510	104,864

Cash dividends declared on
common stock	-	-	(447)	-	(447)
Net earnings	-	-	2,453	-	2,453
Change in accumulated other
comprehensive loss, net of tax	-	-	-	890	890
Balance, March 31, 2016	5,510,538	$46,171	55,189	6,400	107,760

Balance, December 31, 2014	5,612,588	$48,088	45,124	5,453	98,665

Cash dividends declared on
common stock	-	-	(342)	-	(342)
Net earnings	-	-	2,328	-	2,328
Change in accumulated other
comprehensive income, net of tax	-	-	-	863	863
Balance, March 31, 2015	5,612,588	$48,088	47,110	6,316	101,514

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$2,453	2,328
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,475	1,471
(Reduction)/Provision for loan losses	(216)	173
Deferred income taxes	(547)	-
Gain on sale of other real estate	(79)	(87)
Write-down of other real estate	2	-
Restricted stock expense	70	117
Change in:
Mortgage loans held for sale	3,153	569
Cash surrender value of life insurance	(106)	(104)
Other assets	435	(344)
Other liabilities	(227)	580

Net cash provided by operating activities	6,413	4,703

Cash flows from investing activities:
Purchases of investment securities available for sale	(94)	(7,359)
Proceeds from sales, calls and maturities of investment securities
available for sale	40	505
Proceeds from paydowns of investment securities available for sale	5,130	5,872
Purchases of FHLB stock	-	(6)
FHLB stock redemption	2	125
Net change in loans	(4,254)	(11,601)
Purchases of premises and equipment	(71)	(297)
Proceeds from sale of other real estate and repossessions	786	1,283

Net cash provided (used) by investing activities	1,539	(11,478)

Cash flows from financing activities:
Net change in deposits	20,942	15,260
Net change in securities sold under agreement to repurchase	8,182	(9,728)
Cash dividends paid on common stock	(447)	(342)

Net cash provided by financing activities	28,677	5,190

Net change in cash and cash equivalents	36,629	(1,585)

Cash and cash equivalents at beginning of period	39,763	69,098

Cash and cash equivalents at end of period	$76,392	67,513

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$809	904
Income taxes	$397	-

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$890	863
Transfers of loans to other real estate and repossessions	$55	2,603

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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2015) are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP").  Actual results could differ from those estimates.

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition.  Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2015 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 5, 2016 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  ASU No. 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In February 2016, FASB issued ASU No. 2016-02, (Topic 842):  Leases.  ASU No. 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU No. 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In March 2016, FASB issued ASU No. 2016-07, (Topic 323):  Simplifying the Transition to the Equity Method of Accounting.  ASU No. 2016-07 eliminates the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence.  ASU No. 2016-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In March 2016, FASB issued ASU No. 2016-08, (Topic 606):  Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).  ASU No. 2016-08 addresses how an entity should assess whether it is the principal or the agent in contracts that include three or more parties.  ASU No. 2016-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In March 2016, FASB issued ASU No. 2016-09, (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  ASU No. 2016-09 was issued in an effort to improve the accounting for employee share-based payments.  ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In April 2016, FASB issued ASU No. 2016-10, (Topic 606):  Identifying Performance Obligations and Licensing. ASU No. 2016-10 clarifies guidance on the recognition of revenue from contracts with customers.  ASU No. 2016-10 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at March 31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)
	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$72,066	1,836	23	73,879
U.S. Government
sponsored enterprises	37,021	622	126	37,517
State and political subdivisions	141,091	7,688	14	148,765
Corporate bonds	1,918	11	18	1,911
Trust preferred securities	750	-	-	750
Equity securities	748	522	-	1,270
Total	$253,594	10,679	181	264,092

(Dollars in thousands)
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$76,406	1,526	45	77,887
U.S. Government
sponsored enterprises	38,173	399	155	38,417
State and political subdivisions	141,500	6,817	72	148,245
Corporate bonds	1,928	-	22	1,906
Trust preferred securities	750	-	-	750
Equity securities	748	577	-	1,325
Total	$259,505	9,319	294	268,530

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2016 and December 31, 2015 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,277	23	-	-	4,277	23
U.S. Government
sponsored enterprises	-	-	10,684	126	10,684	126
State and political subdivisions	3,749	14	596	-	4,345	14
Corporate bonds	982	18	-	-	982	18
Total	$9,008	55	11,280	126	20,288	181

(Dollars in thousands)
	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$7,891	45	-	-	7,891	45
U.S. Government
sponsored enterprises	3,074	13	10,828	142	13,902	155
State and political subdivisions	2,198	4	3,930	68	6,128	72
Corporate bonds	1,500	22	-	-	1,500	22
Total	$14,663	84	14,758	210	29,421	294

At March 31, 2016, unrealized losses in the investment securities portfolio relating to debt securities totaled $181,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2016 tables above, five out of 174 securities issued by state and political subdivisions contained unrealized losses, seven out of 78 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses, and one out of three securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2016
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$5,360	5,414
Due from one to five years	73,089	69,928
Due from five to ten years	87,563	98,330
Due after ten years	14,768	15,271
Mortgage-backed securities	72,066	73,879
Equity securities	748	1,270
Total	$253,594	264,092

No securities available for sale were sold during the three months ended March 31, 2016 and 2015.

Securities with a fair value of approximately $88.0 million and $91.0 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)
	March 31, 2016	December 31, 2015
Real estate loans:
Construction and land development	$63,973	65,791
Single-family residential	223,104	220,690
Single-family residential -
Banco de la Gente stated income	42,951	43,733
Commercial	228,166	228,526
Multifamily and farmland	18,122	18,080
Total real estate loans	576,316	576,820

Loans not secured by real estate:
Commercial loans	91,784	91,010
Farm loans	2	3
Consumer loans	9,705	10,027
All other loans	15,226	11,231

Total loans	693,033	689,091

Less allowance for loan losses	9,116	9,589

Total net loans	$683,917	679,502

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union, Wake, Durham and Forsyth counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank's loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of March 31, 2016, construction and land development loans comprised approximately 9% of the Bank's total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of March 31, 2016, single-family residential loans comprised approximately 38% of the Bank's total loan portfolio, and include Banco's single-family residential stated income loans, which were approximately 6% of the Bank's total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of March 31, 2016, commercial real estate loans comprised approximately 33% of the Bank's total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower's business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of March 31, 2016, commercial loans comprised approximately 13% of the Bank's total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2016 and December 31, 2015:

March 31, 2016
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$76	17	93	63,880	63,973	-
Single-family residential	2,964	1,101	4,065	219,039	223,104	-
Single-family residential -
Banco de la Gente stated income	6,416	315	6,731	36,220	42,951	127
Commercial	860	1,824	2,684	225,482	228,166	-
Multifamily and farmland	-	-	-	18,122	18,122	-
Total real estate loans	10,316	3,257	13,573	562,743	576,316	127

Loans not secured by real estate:
Commercial loans	74	23	97	91,687	91,784	-
Farm loans	-	-	-	2	2	-
Consumer loans	83	7	90	9,615	9,705	-
All other loans	16	-	16	15,210	15,226	-
Total loans	$10,489	3,287	13,776	679,257	693,033	127

December 31, 2015
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$330	17	347	65,444	65,791	-
Single-family residential	2,822	1,385	4,207	216,483	220,690	-
Single-family residential -
Banco de la Gente stated income	7,021	114	7,135	36,598	43,733	-
Commercial	2,619	157	2,776	225,750	228,526	-
Multifamily and farmland	-	-	-	18,080	18,080	-
Total real estate loans	12,792	1,673	14,465	562,355	576,820	-

Loans not secured by real estate:
Commercial loans	185	40	225	90,785	91,010	17
Farm loans	-	-	-	3	3	-
Consumer loans	136	8	144	9,883	10,027	-
All other loans	-	-	-	11,231	11,231	-
Total loans	$13,113	1,721	14,834	674,257	689,091	17

The following table presents non-accrual loans as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)
	March 31, 2016	December 31, 2015
Real estate loans:
Construction and land development	$149	146
Single-family residential	3,540	4,023
Single-family residential -
Banco de la Gente stated income	1,007	1,106
Commercial	3,431	2,992
Multifamily and farmland	-	-
Total real estate loans	8,127	8,267

Loans not secured by real estate:
Commercial loans	102	113
Consumer loans	39	52
Total	$8,268	8,432

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank's impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank's troubled debt restructured ("TDR") loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $24.8 million, $25.0 million and $25.9 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.  Interest income recognized on accruing impaired loans was $314,000, $335,000 and $1.3 million for the three months ended March 31, 2016, the three months ended March 31, 2015 and the year ended December 31, 2015, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present impaired loans as of March 31, 2016 and December 31, 2015:

March 31, 2016
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$497	-	433	433	22	459
Single-family residential	8,097	1,479	6,206	7,685	179	11,287
Single-family residential -
Banco de la Gente stated income	19,621	-	19,061	19,061	1,304	17,951
Commercial	5,984	4,720	604	5,324	4	6,739
Multifamily and farmland	78	-	78	78	-	80
Total impaired real estate loans	34,277	6,199	26,382	32,581	1,509	36,516

Loans not secured by real estate:
Commercial loans	179	-	148	148	2	129
Consumer loans	245	-	238	238	4	245
Total impaired loans	$34,701	6,199	26,768	32,967	1,515	36,890

December 31, 2015
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$643	216	226	442	12	705
Single-family residential	8,828	1,489	6,805	8,294	189	10,852
Single-family residential -
Banco de la Gente stated income	20,375	-	19,215	19,215	1,143	18,414
Commercial	4,556	-	4,893	4,893	179	5,497
Multifamily and farmland	96	-	83	83	-	93
Total impaired real estate loans	34,498	1,705	31,222	32,927	1,523	35,561

Loans not secured by real estate:
Commercial loans	180	-	161	161	3	132
Consumer loans	286	-	260	260	4	283
Total impaired loans	$34,964	1,705	31,643	33,348	1,530	35,976

Changes in the allowance for loan losses for the three months ended March 31, 2016 and 2015 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$2,185	2,534	1,460	1,917	-	842	-	172	479	9,589
Charge-offs	-	(59)	-	(106)	-	(29)	-	(128)	-	(322)
Recoveries	3	8	-	5	-	6	-	43	-	65
Provision	(344)	(8)	(37)	(28)	-	(9)	-	103	107	(216)
Ending balance	$1,844	2,475	1,423	1,788	-	810	-	190	586	9,116

Allowance for loan losses March 31, 2016:
Ending balance: individually
evaluated for impairment	$-	95	1,107	170	-	-	-	-	-	1,372
Ending balance: collectively
evaluated for impairment	1,844	2,380	316	1,618	-	810	-	190	586	7,744
Ending balance	$1,844	2,475	1,423	1,788	-	810	-	190	586	9,116

Loans March 31, 2016:
Ending balance	$63,973	223,104	42,951	228,166	18,122	91,784	2	24,931	-	693,033

Ending balance: individually
evaluated for impairment	$-	2,612	17,711	4,890	-	-	-	-	-	25,213
Ending balance: collectively
evaluated for impairment	$63,973	220,492	25,240	223,276	18,122	91,784	2	24,931	-	667,820

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$2,785	2,566	1,610	1,902	7	1,098	-	233	881	11,082
Charge-offs	(88)	(291)	(42)	(2)	-	-	-	(107)	-	(530)
Recoveries	5	6	22	5	-	36	-	44	-	118
Provision	56	318	(4)	(119)	(1)	47	-	38	(162)	173
Ending balance	$2,758	2,599	1,586	1,786	6	1,181	-	208	719	10,843

Allowance for loan losses March 31, 2015:
Ending balance: individually
evaluated for impairment	$-	82	1,145	245	-	-	-	-	-	1,472
Ending balance: collectively
evaluated for impairment	2,758	2,517	441	1,541	6	1,181	-	208	719	9,371
Ending balance	$2,758	2,599	1,586	1,786	6	1,181	-	208	719	10,843

Loans March 31, 2015:
Ending balance	$57,247	207,113	46,272	227,471	12,331	87,055	5	22,983	-	660,477

Ending balance: individually
evaluated for impairment	$266	3,448	18,655	3,633	-	-	-	-	-	26,002
Ending balance: collectively
evaluated for impairment	$56,981	203,665	27,617	223,838	12,331	87,055	5	22,983	-	634,475

The provision for loan losses for the three months ended March 31, 2016 was a credit of $216,000, as compared to an expense of $173,000 for the three months ended March 31, 2015.  The decrease in the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the FASB Accounting Standards Codification ("ASC") 450-20 reserve as the elevated level of loan losses incurred in 2011 and 2012 are no longer included in the historical loss calculations.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2016 and December 31, 2015:

March 31, 2016
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	11,461	-	-	-	655	-	1,128	50	13,294
2- High Quality	9,033	88,332	-	39,327	2,971	28,890	-	3,431	2,836	174,820
3- Good Quality	35,088	85,158	18,719	151,666	11,232	56,311	2	4,495	10,546	373,217
4- Management Attention	12,766	28,689	16,057	28,887	1,251	5,506	-	564	1,794	95,514
5- Watch	6,792	3,520	2,849	3,506	2,668	254	-	32	-	19,621
6- Substandard	294	5,944	5,326	4,780	-	168	-	54	-	16,566
7- Doubtful	-	-	-	-	-	-	-	1	-	1
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$63,973	223,104	42,951	228,166	18,122	91,784	2	9,705	15,226	693,033

December 31, 2015
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	15,189	-	-	-	700	-	1,091	-	16,980
2- High Quality	10,144	86,061	-	38,647	2,998	24,955	-	3,647	1,665	168,117
3- Good Quality	35,535	78,843	19,223	148,805	12,058	58,936	3	4,571	7,828	365,802
4- Management Attention	12,544	30,259	15,029	31,824	335	5,905	-	620	1,738	98,254
5- Watch	7,265	4,322	3,308	4,561	2,689	332	-	43	-	22,520
6- Substandard	303	6,016	6,173	4,689	-	182	-	55	-	17,418
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$65,791	220,690	43,733	228,526	18,080	91,010	3	10,027	11,231	689,091

TDR loans modified in 2016, past due TDR loans and non-accrual TDR loans totaled $7.8 million and $8.8 million at March 31, 2016 and December 31, 2015, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at March 31, 2016.  There were $354,000 performing loans classified as TDR loans at December 31, 2015.

There were no TDR modifications during the three months ended March 31, 2016.

The following table presents an analysis of loan modifications during the three months ended March 31, 2015:

Three months ended March 31, 2015
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$146	146
Total real estate TDR loans	1	146	146

Total TDR loans	1	$146	146

During the three months ended March 31, 2015, one loan was modified that was considered to be a new TDR loan.   The interest rate was modified on this TDR loan.

There were no loans modified as TDR that defaulted during the three months ended March 31, 2016 and 2015, which were within twelve months of their modification date.  Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months ended March 31, 2016 and 2015 is as follows:

For the three months ended March 31, 2016
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount

Basic earnings per share	$2,453	5,510,538	$0.45
Effect of dilutive securities:
Restricted stock units	-	62,599
Diluted earnings per share	$2,453	5,573,137	$0.44

For the three months ended March 31, 2015
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount

Basic earnings per share	$2,328	5,612,588	$0.41
Effect of dilutive securities:
Restricted stock units	-	38,470
Diluted earnings per share	$2,328	5,651,058	$0.41

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the "Plan") whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees.  A total of 262,520 shares are currently reserved for possible issuance under the Plan.   All stock-based rights under the Plan must be granted or awarded by May 7, 2019 (or ten years from the Plan effective date).

The Company granted 29,514 restricted stock units under the Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury ("UST") in conjunction with the Company's participation in the Capital Purchase Program ("CPP") under the Troubled Asset Relief Program ("TARP").  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company granted 15,075 restricted stock units under the Plan at a grant date fair value of $17.97 per share during the first quarter of 2015.  The Company granted 5,040 restricted stock units under the Plan at a grant date fair value of $18.60 per share during the first quarter of 2016.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015 and 2016 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company's stock price during such period.  As of March 31, 2016, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $634,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $70,000 and $117,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)
	March 31, 2016
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$73,879	-	73,879	-
U.S. Government
sponsored enterprises	$37,517	-	37,517	-
State and political subdivisions	$148,765	-	148,765	-
Corporate bonds	$1,911	-	1,911	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,270	1,270	-	-

(Dollars in thousands)
	December 31, 2015
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$77,887	-	77,887	-
U.S. Government
sponsored enterprises	$38,417	-	38,417	-
State and political subdivisions	$148,245	-	148,245	-
Corporate bonds	$1,906	-	1,906	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,325	1,325	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2016.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at March 31, 2016 and December 31, 2015 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management's knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2016	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$996	-	-	996
Impaired loans	$31,452	-	-	31,452
Other real estate	$85	-	-	85

(Dollars in thousands)
	Fair Value Measurements December 31, 2015	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$4,149	-	-	4,149
Impaired loans	$31,818	-	-	31,818
Other real estate	$739	-	-	739

(Dollars in thousands)
	Fair Value March 31, 2016	Fair Value December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$996	4,149	Rate lock commitment	N/A	N/A
Impaired loans	$31,452	31,818	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$85	739	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,392	76,392	-	-	76,392
Investment securities available for sale	$264,092	1,270	262,072	750	264,092
Other investments	$3,633	-	-	3,633	3,633
Mortgage loans held for sale	$996	-	-	996	996
Loans, net	$683,917	-	-	687,280	687,280
Cash surrender value of life insurance	$14,652	-	14,652	-	14,652

Liabilities:
Deposits	$853,117	-	-	847,928	847,928
Securities sold under agreements
to repurchase	$36,056	-	36,056	-	36,056
FHLB borrowings	$43,500	-	43,076	-	43,076
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$39,763	39,763	-	-	39,763
Investment securities available for sale	$268,530	1,325	266,455	750	268,530
Other investments	$3,636	-	-	3,636	3,636
Mortgage loans held for sale	$4,149	-	-	4,149	4,149
Loans, net	$679,502	-	-	683,540	683,540
Cash surrender value of life insurance	$14,546	-	14,546	-	14,546

Liabilities:
Deposits	$832,175	-	-	827,874	827,874
Securities sold under agreements
to repurchase	$27,874	-	27,874	-	27,874
FHLB borrowings	$43,500	-	43,144	-	43,144
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)	Regulatory Matters

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

The Bank continues to make progress in addressing the issues identified in the Order and expects that it will be able to undertake and implement all required actions within the time period specified in the Order.  The Bank has incurred and will continue to incur additional non-interest expenses associated with the implementation of corrective actions; however, these expenses are not expected to have a significant impact on the results of operations or financial position of the Company.  Operating under the Order will limit the Bank's and the Company's ability to participate in acquisitions, to open new branches, and to allocate funds to its stock repurchase plan until such time as the Order has been modified, terminated, suspended or set aside by the FDIC and the Commissioner.

(8)	Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.  Management has concluded that there were no material subsequent events.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company's Consolidated Financial Statements and Notes thereto on pages A-24 through A-64 of the Company's 2015 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 5, 2016 Annual Meeting of Shareholders.

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Union, Wake, Durham and Forsyth counties, operating under the banking laws of North Carolina and the rules and regulations of the FDIC.

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

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), inflation, interest rates, market and monetary fluctuations.  Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.  Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that (1) local employers may be required to eliminate employment positions of individual borrowers, and (2) small businesses and commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating the allowance for loan losses and changes in these economic factors could result in increases or decreases to the provision for loan losses.

Current economic conditions, while not as robust as those experienced in the pre-crisis period from 2004 to 2007, have stabilized such that businesses in our market area are growing and investing again.  The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity, however, continues to limit the level of activity in our markets.

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate to 0.50% on December 16, 2015.  This continued period of very low interest rates has presented a challenge to the Company to maintain its net interest margin as loan rates have continued to fall, primarily because of competition for credit worthy customers.  The cost of deposits has also fallen and has gotten to the point that there is little room left to reduce this cost.  While the December 2015 0.25% Fed Funds rate increase will be helpful, the negative impact of such low interest rates will remain until the Fed Funds rate increases to a level approaching historical norms.

Summary of Significant Accounting Policies
The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition.  Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2015 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 5, 2016 Annual Meeting of Shareholders.

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

Results of Operations
Summary.  Net earnings were $2.5 million or $0.45 basic net earnings per share and $0.44 diluted net earnings per share for the three months ended March 31, 2016, as compared to $2.3 million or $0.41 basic and diluted net earnings per share for the same period one year ago. The increase in first quarter earnings is attributable to an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, which were partially offset by an increase in non-interest expense, as discussed below.

The annualized return on average assets was 0.94% for the three months ended March 31, 2016, compared to 0.91% for the same period one year ago, and annualized return on average shareholders' equity was 9.13% for the three months ended March 31, 2016, compared to 9.32% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $9.1 million for the three months ended March 31, 2016, compared to $8.7 million for the three months ended March 31, 2015.  The increase in net interest income was primarily due to a $338,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans, and a $75,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of time deposits and FHLB borrowings during the three months ended March 31, 2016, as compared to the same period one year ago.

Interest income was $9.9 million for the three months ended March 31, 2016, compared to $9.6 million for the three months ended March 31, 2015.  The increase in interest income was primarily due to a $430,000 increase in interest income on loans primarily due to a $37.1 million increase in the average outstanding balance of loans during the three months ended March 31, 2016, as compared to the same period one year ago.  During the quarter ended March 31, 2016, average loans increased $37.1 million to $691.8 million from $654.7 million for the quarter ended March 31, 2015.  During the quarter ended March 31, 2016, average investment securities available for sale decreased $15.2 million to $256.9 million from $272.1 million for the quarter ended March 31, 2015.  The average yield on loans for the quarters ended March 31, 2016 and 2015 was 4.66% and 4.70%, respectively.  The average yield on investment securities available for sale was 3.73% and 3.68% for the quarters ended March 31, 2016 and 2015, respectively.  The average yield on earning assets for the quarters ended March 31, 2016 and 2015 was 4.35% and 4.34%, respectively.

Interest expense was $809,000 for the three months ended March 31, 2016, compared to $884,000 for the three months ended March 31, 2015.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.11% for the three months ended March 31, 2016 and 2015.  The average rate paid on certificates of deposit was 0.42% for the quarter ended March 31, 2016, as compared to 0.54% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.47% for the three months ended March 31, 2016, as compared to 0.50% for the same period one year ago.  During the quarter ended March 31, 2016, average certificates of deposit decreased $31.9 million to $154.4 million from $186.3 million for the quarter ended March 31, 2015.  Average FHLB borrowings decreased $6.1 million to $43.9 million for the three months ended March 31, 2016 from $50.0 million for the three months ended March 31, 2015.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2016 and 2015. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 36.64% for securities that are both federal and state tax exempt and an effective tax rate of 32.64% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$691,834	8,023	4.66%	$654,728	7,593	4.70%
Investments - taxable	82,077	545	2.67%	97,143	621	2.59%
Investments - nontaxable*	179,124	1,893	4.25%	179,606	1,932	4.36%
Other	14,910	17	0.49%	16,802	10	0.24%

Total interest-earning assets	967,945	10,478	4.35%	948,279	10,156	4.34%

Non-interest earning assets:
Cash and due from banks	34,503			44,311
Allowance for loan losses	(9,611)			(11,100)
Other assets	54,176			54,809

Total assets	$1,047,013			$1,036,299

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$435,501	120	0.11%	$419,633	111	0.11%
Time deposits	154,357	162	0.42%	186,266	247	0.54%
FHLB borrowings	43,940	406	3.72%	50,000	418	3.39%
Trust preferred securities	20,619	113	2.20%	20,619	97	1.91%
Other	33,136	8	0.10%	41,637	11	0.11%

Total interest-bearing liabilities	687,553	809	0.47%	718,155	884	0.50%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	249,128			213,755
Other liabilities	2,294			3,061
Shareholders' equity	108,038			101,328

Total liabilities and shareholder's equity	$1,047,013			$1,036,299

Net interest spread		$9,669	3.88%		9,272	3.84%

Net yield on interest-earning assets			4.02%			3.97%

Taxable equivalent adjustment
Investment securities		$573			589

Net interest income		$9,096			8,683

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $37.8 million in 2016 and $33.8 million in 2015. Tax rates of 4.00% and 5.00% were used to calculate the tax equivalent yield on these securities in 2016 and 2015, respectively.

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

	Three months ended March 31, 2016 compared to three months ended March 31, 2015			Three months ended March 31, 2015 compared to three months ended March 31, 2014
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$430	-	430	$440	(248)	192
Investments - taxable	(98)	22	(76)	(231)	42	(189)
Investments - nontaxable	(5)	(35)	(40)	100	(81)	19
Other	(2)	10	8	(2)	-	(2)
Total interest income	325	(3)	322	307	(287)	20

Interest expense:
NOW, MMDA & savings deposits	5	4	9	10	(25)	(15)
Time deposits	(38)	(47)	(85)	(47)	(40)	(87)
FHLB borrowings	(53)	41	(12)	(126)	(1)	(127)
Trust preferred securities	-	16	16	-	1	1
Other	(3)	-	(3)	-	1	1
Total interest expense	(89)	14	(75)	(163)	(64)	(227)
Net interest income	$414	(17)	397	$470	(223)	247

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2016 was a credit of $216,000, as compared to an expense of $173,000 for the three months ended March 31, 2015.  The decrease in the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2011 and 2012 are no longer included in the historical loss calculations.

Non-Interest Income.  Total non-interest income was $3.3 million for the three months ended March 31, 2016, compared to $3.2 million for the three months ended March 31, 2015.  The increase in non-interest income is primarily attributable to a $130,000 increase in mortgage banking income and a $66,000 increase in miscellaneous non-interest income, which were partially offset by a $114,000 decrease in services charges and fees.

Non-Interest Expense.  Total non-interest expense was $9.5 million for the three months ended March 31, 2016, compared to $8.7 million for the three months ended March 31, 2015.  The increase in non-interest expense was primarily due to a $693,000 increase in other non-interest expense and a $271,000 increase in occupancy expense, which were partially offset by a $220,000 decrease in salaries and benefits expense during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.  The increase in other non-interest expense is primarily due to a $718,000 increase in consulting fees due to expenses associated with the Order issued in August 2015.  The Bank continues to make progress in addressing the issues identified in the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order.

Income Taxes.  The Company reported income tax expense of $691,000 and $679,000 for the three months ended March 31, 2016 and 2015, respectively.  This represented an effective tax rate of 22% and 23% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $264.1 million at March 31, 2016, compared to $268.5 million at December 31, 2015.  Average investment securities available for sale for the three months ended March 31, 2016 were $256.9 million, compared to $266.8 million for the year ended December 31, 2015.

Loans.  At March 31, 2016, loans were $693.0 million, compared to $689.1 million at December 31, 2015.  Average loans represented 70% and 66% of average earning assets for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.  The Company had $996,000 and $4.1 million in mortgage loans held for sale as of March 31, 2016 and December 31, 2015, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2016, the Company had $104.9 million in residential mortgage loans, $93.8 million in home equity loans and $311.5 million in commercial mortgage loans, which include $244.9 million secured by commercial property and $66.6 million secured by residential property.   Residential mortgage loans include $61.9 million made to customers in the Company's traditional banking offices and $43.0 million in mortgage loans originated in the Company's Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2016, the Company had $64.0 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	60	$10,752	$-
Land acquisition and development - residential purposes	237	25,934	149
1 to 4 family residential construction	85	18,881	-
Commercial construction	16	8,406	-
Total construction and land development	398	$63,973	$149

TDR loans modified in 2016, past due TDR loans and non-accrual TDR loans totaled $7.8 million and $8.8 million at March 31, 2016 and December 31, 2015, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at March 31, 2016.  There were $354,000 performing loans classified as TDR loans at December 31, 2015.

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

Effective December 31, 2012, stated income mortgage loans from the Banco division of the Bank were analyzed separately from other single family residential loans in the Bank's loan portfolio.  These loans are first mortgage loans made to the Latino market, primarily in Mecklenburg and surrounding counties.  These loans are non-traditional mortgages in that the customer normally did not have a credit history, so all credit information was accumulated by the loan officers.  These loans were made as stated income loans rather than full documentation loans because the customer may not have had complete documentation on the income supporting the loan.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at March 31, 2016 was $9.1 million or 1.32% of total loans, compared to $9.6 million or 1.39% of total loans at December 31, 2015.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2016 and December 31, 2015.

	Percentage of Loans
	By Risk Grade
Risk Grade	3/31/2016	12/31/2015
Risk Grade 1 (Excellent Quality)	1.56%	1.66%
Risk Grade 2 (High Quality)	25.23%	24.40%
Risk Grade 3 (Good Quality)	53.92%	53.64%
Risk Grade 4 (Management Attention)	13.78%	14.26%
Risk Grade 5 (Watch)	2.82%	3.26%
Risk Grade 6 (Substandard)	2.39%	2.53%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2016, including non-accrual loans, there were five relationships exceeding $1.0 million in the Watch risk grade (which totaled $9.4 million) and one relationship exceeding $1.0 million in the Substandard risk grade (which totaled $1.3 million).  There were two relationships with loans in both the Watch and Substandard risk grades, which exceeded $1.0 million for loans in both risk grades combined.

Non-performing Assets.  Non-performing assets totaled $8.5 million at March 31, 2016 or 0.79% of total assets, compared to $9.2 million or 0.88% of total assets at December 31, 2015.  Non-accrual loans were $8.3 million at March 31, 2016 and $8.4 million at December 31, 2015.  As a percentage of total loans outstanding, non-accrual loans were 1.19% at March 31, 2016, compared to 1.22% at December 31, 2015.  Non-accrual loans include $8.0 million in commercial and residential mortgage loans, $149,000 in construction and land development loans and $141,000 in other loans at March 31, 2016, compared to $8.1 million in commercial and residential mortgage loans, $146,000 in construction and land development loans and $165,000 in other loans at December 31, 2015.  Loans 90 days past due and still accruing amounted to $127,000 at March 31, 2016, compared to $17,000 at December 31, 2015.  Other real estate totaled $85,000 at March 31, 2016, compared to $739,000 at December 31, 2015.

            Deposits.  Total deposits at March 31, 2016 were $853.1 million compared to $832.2 million at December 31, 2015. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $821.6 million at March 31, 2016 as compared to $801.2 million at December 31, 2015.  Certificates of deposit in amounts of $250,000 or more totaled $26.4 million at March 31, 2016, as compared to $26.9 million at December 31, 2015.  At March 31, 2016, brokered deposits were $5.2 million as compared to $4.3 million at December 31, 2015.  Brokered deposits outstanding as of March 31, 2016 had a weighted average rate of 0.06% with a weighted average original term of 14 months as compared to brokered deposits outstanding at December 31, 2015, which had a weighted average rate of 0.10% with a weighted average original term of 14 months.

Borrowed Funds. Borrowings from the FHLB totaled $43.5 million at March 31, 2016 and December 31, 2015.  The average balance of FHLB borrowings for the three months ended March 31, 2016 was $43.3 million, compared to $49.8 million for the year ended December 31, 2015.  The FHLB borrowings outstanding at March 31, 2016 had interest rates ranging from 2.42% to 4.03% and all mature in 2018.

Securities sold under agreements to repurchase were $36.1 million at March 31, 2016 compared to $27.9 million at December 31, 2015.

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

The Company's rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the three months ended March 31, 2016 totaled $967.9 million, exceeding average rate sensitive liabilities of $687.6 million by $280.3 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2016.

Included in the rate sensitive assets are $299.3 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee ("FOMC").  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2016, the Company had $190.2 million in loans with interest rate floors.  The floors were in effect on $139.3 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.79% higher than the indexed rate on the promissory notes without interest rate floors.

            Liquidity. The objectives of the Company's liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2016, such unfunded commitments to extend credit were $186.8 million, while commitments in the form of standby letters of credit totaled $4.0 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company's liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2016, the Company's core deposits totaled $821.6 million, or 96% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank ("FRB") on a short-term basis.  The Company's policies include the ability to access wholesale funding of up to 40% of total assets.  The Company's wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company's ratio of wholesale funding to total assets was 4.58% as of March 31, 2016.

The Bank has a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $43.5 million at March 31, 2016 and December 31, 2015.  At March 31, 2016, the carrying value of loans pledged as collateral to the FHLB totaled $125.0 million compared to $124.8 million at December 31, 2015.  The remaining availability under the line of credit with the FHLB was $38.0 million at March 31, 2016 compared to $38.5 million at December 31, 2015.  The Bank had no borrowings from the FRB at March 31, 2016 or December 31, 2015.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2016, the carrying value of loans pledged as collateral to the FRB totaled $360.9 million compared to $365.9 million at December 31, 2015.

The Bank also had the ability to borrow up to $59.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2016.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 29.23% at March 31, 2016 and 26.10% at December 31, 2015.  The minimum required liquidity ratio as defined in the Bank's Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2016 and December 31, 2015.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company's contractual obligations and other commitments as of March 31, 2016 and December 31, 2015 are summarized in the table below.  The Company's contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2016	December 31, 2015
Contractual Cash Obligations
Long-term borrowings	$43,500	43,500
Junior subordinated debentures	20,619	20,619
Operating lease obligations	4,009	4,175
Total	$68,128	68,294
Other Commitments
Commitments to extend credit	$186,846	189,351
Standby letters of credit and financial guarantees written	3,990	3,872
Total	$190,836	193,223

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

Capital Resources.  Shareholders' equity was $107.8 million, or 10.1% of total assets, as of March 31, 2016, compared to $101.5 million, or 9.7% of total assets, as of March 31, 2015.  The increase in shareholders' equity is primarily due to an increase in retained earnings due to net income.

Annualized return on average equity for the three months ended March 31, 2016 was 9.13% compared to 9.32% for the three months ended March 31, 2015.  Total cash dividends paid on common stock were $447,000 and $342,000 for the three months ended March 31, 2016 and 2015, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2014, the Company's Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million will be allocated to repurchase the Company's common stock.  Any purchases under the Company's stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of any repurchase of shares will be determined by the Company's management, based on its evaluation of market conditions and other factors.  The repurchase program may be suspended at any time or from time-to-time without prior notice.  The Company has repurchased approximately $2.0 million, or 106,587 shares of its common stock, under this program as of March 31, 2016.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2016 and December 31, 2015 includes $20.0 million in trust preferred securities.  The Company's Tier 1 capital ratio was 15.23% and 15.37% at March 31, 2016 and December 31, 2015, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company's total risk-based capital ratio was 16.40% and16.63% at March 31, 2016 and December 31, 2015, respectively.  The Company's common equity Tier 1 capital consists of common stock and retained earnings.   The Company's common equity Tier 1 capital ratio was 12.72% and 12.79% at March 31, 2016 and December 31, 2015, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company's Tier 1 leverage capital ratio was 11.59% and 11.44% at March 31, 2016 and December 31, 2015, respectively.

The Bank's Tier 1 risk-based capital ratio was 14.43% and 14.85% at March 31, 2016 and December 31, 2015, respectively.  The total risk-based capital ratio for the Bank was 15.59% and 16.11% at March 31, 2016 and December 31, 2015, respectively.   The Bank's common equity Tier 1 capital ratio was 14.43% and 14.85% at March 31, 2016 and December 31, 2015, respectively.  The Bank's Tier 1 leverage capital ratio was 10.94% and 11.03% at March 31, 2016 and December 31, 2015, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2016.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There are no material changes from the Quantitative and Qualitative Disclosures About Market Risk as previously disclosed in the Company's Form 10-K in response to Item 3 to Form 10-K, filed with Securities and Exchange Commission on March 14, 2016.

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

PART II.                          OTHER INFORMATION

Item 1.                               Legal Proceedings

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina.  The complaint alleged (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees.  It seeks the refund of overdraft fees, treble damages, attorneys' fees and injunctive relief.  The Plaintiff sought to have the lawsuit certified as a class action.  On June 10, 2015, the North Carolina Business Court granted summary judgment in favor of the Bank on all claims and ordered the case dismissed with prejudice.  The Plaintiff appealed to the North Carolina Court of Appeals which, on May 3, 2016, in an unanimous opinion, affirmed the dismissal of the lawsuit by the Business Court.  The Plaintiff has until June 7, 2016 to seek review of the ruling by the Court of Appeals.  The Bank continues to believe that the allegations in the complaint are without merit and intends to vigorously defend the lawsuit if appealed.

The discussion of the Order issued by the FDIC and the Commissioner in connection with compliance by the Bank with the BSA and its implementing regulations on August 31, 2015 as set forth in Note (7) of the Consolidated Financial Statements included in Item 1 hereof is incorporated herein by reference.

Item 1A.                          Risk Factors

There are no material changes from the Risk Factors as previously disclosed in the Company's Form 10-K in response to Item 1A. Part I to Form 10-K, filed with Securities and Exchange Commission on March 14, 2016.

Item 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number of	Number (or
				Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs (2)	or Programs (3)

January 1 - 31, 2016	792		$19.22	-	$1,338

February 1 - 29, 2016	710		18.79	-	$1,338

March 1 - 31, 2016	-		-	-	$1,338

Total	1,502	(1)	$19.01	-

(1) The Company purchased 1,502 shares on the open market in the three months ended March 31, 2016 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in 2014.

(3) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in 2014.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

	Exhibit (3)(i)(a)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

	Exhibit (3)(i)(b)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

	Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

	Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and
Exchange Commission on June 24, 2015

	Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

	Exhibit (10)(i)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(ii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(iv)	Employment agreement dated January 22, 2015 between the Registrant and
William D. Cable, Sr., incorporated by reference to Exhibit (10)(c) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

	Exhibit (10)(v)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

	Exhibit (10)(vi)	Employment agreement dated January 22, 2015 between the Registrant and
Lance A. Sellers, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

	Exhibit (10)(vii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(viii)	Employment agreement dated January 22, 2015 between the Registrant and A.
Joseph Lampron, Jr., incorporated by reference to Exhibit (10)(b) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(ix)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(x)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(xi)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(xii)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xiii)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xiv)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(xv)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
Bank National Association, as Trustee, relating to Junior Subordinated Debt
Securities Due September 15, 2036, incorporated by reference to Exhibit (10)(m)
to the Form 10-Q filed with the Securities and Exchange Commission on
November 13, 2006

Exhibit (10)(xvi)	Form of Amended and Restated Director Supplemental Retirement Agreement
between Peoples Bank and Directors Robert C. Abernethy, James S. Abernethy,
Douglas S. Howard, John W. Lineberger, Jr., Gary E. Matthews, Dr. Billy L.
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(xvii)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 9, 2016	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)