Form 10-Q
period 2016-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2016-08-05
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large Accelerate Filer	Accelerated Filer	X	Non-Accelerated Filer

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,510,538 shares of common stock, outstanding at July 31, 2016.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2016 (Unaudited) and December
	31, 2015 (Audited)	3

	Consolidated Statements of Earnings for the three and six months ended
	June 30, 2016 and 2015 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and six
	months ended June 30, 2016 and 2015 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders' Equity for the six	6
	months ended June 30, 2016 and 2015 (Unaudited)

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2016 and 2015 (Unaudited)	7-8

Item 2.	Notes to Consolidated Financial Statements (Unaudited)	9-24

Item 3.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	25-38

Item 4T.	Quantitative and Qualitative Disclosures About Market Risk	39

	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities	42
Item 5.	Other Information	42
Item 6.	Exhibits	42-44
Signatures		45
Certifications		46-48

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

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(Dollars in thousands)
	June 30,	December 31,
Assets	2016	2015
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$47,524	29,194
of $14,288 at 6/30/16 and $14,587 at 12/31/15
Interest-bearing deposits	17,150	10,569
Cash and cash equivalents	64,674	39,763

Investment securities available for sale	265,114	268,530
Other investments	3,634	3,636
Total securities	268,748	272,166

Mortgage loans held for sale	3,024	4,149

Loans	702,031	689,091
Less allowance for loan losses	(8,540)	(9,589)
Net loans	693,491	679,502

Premises and equipment, net	16,209	16,976
Cash surrender value of life insurance	14,753	14,546
Other real estate	235	739
Accrued interest receivable and other assets	9,215	10,640
Total assets	$1,070,349	1,038,481

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$238,542	244,231
NOW, MMDA & savings	452,247	431,052
Time, $250,000 or more	25,675	26,891
Other time	124,936	130,001
Total deposits	841,400	832,175

Securities sold under agreements to repurchase	42,715	27,874
FHLB borrowings	43,500	43,500
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	10,331	9,449
Total liabilities	958,565	933,617

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,510,538
shares at June 30, 2016 and December 31, 2015	46,171	46,171
Retained earnings	57,594	53,183
Accumulated other comprehensive income	8,019	5,510
Total shareholders' equity	111,784	104,864

Total liabilities and shareholders' equity	$1,070,349	1,038,481

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Six Months Ended June 30, 2016 and 2015

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$7,973	7,333	15,996	14,926
Interest on due from banks	18	7	35	17
Interest on investment securities:
U.S. Government sponsored enterprises	649	613	1,307	1,326
State and political subdivisions	1,118	1,157	2,245	2,320
Other	57	81	137	169
Total interest income	9,815	9,191	19,720	18,758

Interest expense:
NOW, MMDA & savings deposits	121	106	241	218
Time deposits	148	226	310	474
FHLB borrowings	416	433	822	851
Junior subordinated debentures	118	99	231	196
Other	10	11	18	20
Total interest expense	813	875	1,622	1,759

Net interest income	9,002	8,316	18,098	16,999

Provision for (reduction of provision for) loan losses	(531)	(214)	(748)	(41)

Net interest income after provision for loan losses	9,533	8,530	18,846	17,040

Non-interest income:
Service charges	1,087	1,171	2,128	2,305
Other service charges and fees	202	190	536	545
Gain on sale of securities	324	-	324	-
Mortgage banking income	292	271	661	510
Insurance and brokerage commissions	156	203	314	365
Gain/(loss) on sale and write-down of
other real estate	3	79	80	166
Miscellaneous	1,508	1,383	2,853	2,651
Total non-interest income	3,572	3,297	6,896	6,542

Non-interest expense:
Salaries and employee benefits	4,704	4,286	9,285	9,086
Occupancy	1,734	1,482	3,488	2,966
Professional fees	239	301	1,174	556
Advertising	148	218	310	403
Debit card expense	333	246	599	482
FDIC Insurance	164	172	335	348
Other	1,787	1,632	3,410	3,244
Total non-interest expense	9,109	8,337	18,601	17,085

Earnings before income taxes	3,996	3,490	7,141	6,497

Income tax expense	1,032	866	1,723	1,545

Net earnings	$2,964	2,624	5,418	4,952

Basic net earnings per share	$0.54	0.47	0.98	0.89
Diluted net earnings per share	$0.53	0.47	0.97	0.88
Cash dividends declared per share	$0.10	0.06	0.18	0.12

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,964	2,624	5,418	4,952

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities
available for sale	2,844	(3,399)	4,273	(1,985)
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(324)	-	(324)	-

Total other comprehensive (loss) income,
before income taxes	2,520	(3,399)	3,949	(1,985)

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding (losses) gains on securities
available for sale	1,026	(1,324)	1,565	(773)
Reclassification adjustment for gains
on securities available for sale
included in net earnings	(126)	-	(126)	-

Total income tax expense (benefit) related to
other comprehensive income (loss)	900	(1,324)	1,439	(773)

Total other comprehensive (loss) income,
net of tax	1,620	(2,075)	2,509	(1,212)

Total comprehensive income	$4,584	549	7,928	3,740

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance, December 31, 2015	5,510,538	$46,171	53,183	5,510	104,864

Cash dividends declared on
common stock	-	-	(1,007)	-	(1,007)
Net earnings	-	-	5,418	-	5,418
Change in accumulated other
comprehensive income, net of tax	-	-	-	2,509	2,509
Balance, June 30, 2016	5,510,538	$46,171	57,594	8,019	111,784

Balance, December 31, 2014	5,612,588	$48,088	45,124	5,453	98,665

Common stock repurchase	(71,750)	(1,340)	-	-	(1,340)
Cash dividends declared on
common stock	-	-	(679)	-	(679)
Net earnings	-	-	4,952	-	4,952
Change in accumulated other
comprehensive loss, net of tax	-	-	-	(1,212)	(1,212)
Balance, June 30, 2015	5,540,838	$46,748	49,397	4,241	100,386

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$5,418	4,952
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,862	3,000
(Reduction)/Provision for loan losses	(748)	(41)
Deferred income taxes	(532)	-
Gain on sale of investment securities	(324)	-
Gain on sale of other real estate	(83)	(183)
Write-down of other real estate	3	17
Restricted stock expense	252	218
Change in:
Mortgage loans held for sale	1,125	(688)
Cash surrender value of life insurance	(207)	(208)
Other assets	518	56
Other liabilities	630	1,040

Net cash provided by operating activities	8,914	8,163

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,686)	(10,485)
Proceeds from sales, calls and maturities of investment securities
available for sale	2,774	2,250
Proceeds from paydowns of investment securities available for sale	9,949	11,983
Purchases of FHLB stock	-	(5)
FHLB stock redemption	2	125
Net change in loans	(13,512)	(19,362)
Purchases of premises and equipment	(444)	(606)
Proceeds from sale of other real estate and repossessions	855	2,581

Net cash provided (used) by investing activities	(7,062)	(13,519)

Cash flows from financing activities:
Net change in deposits	9,225	(5,899)
Net change in securities sold under agreement to repurchase	14,841	(145)
Proceeds from FHLB borrowings	-	20,000
Repayments of FHLB borrowings	-	(20,000)
Common stock repurchased	-	(1,340)
Cash dividends paid on common stock	(1,007)	(679)

Net cash provided (used) by financing activities	23,059	(8,063)

Net change in cash and cash equivalents	24,911	(13,419)

Cash and cash equivalents at beginning of period	39,763	69,098

Cash and cash equivalents at end of period	$64,674	55,679

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,608	1,747
Income taxes	$2,851	749

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$2,509	(1,212)
Transfers of loans to other real estate and repossessions	$271	3,823

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

In May 2016, FASB issued ASU No. 2016-12, (Topic 606):  Narrow-Scope Improvements and Practical Expedients.  ASU No. 2016-12 amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification ("ASC") to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition.  ASU No. 2016-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In June 2016, FASB issued ASU No. 2016-13, (Topic 326):  Measurement of Credit Losses on Financial Instruments.  ASU No. 2016-13 provides guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU No. 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations, financial position and disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at June 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)
	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$70,509	2,269	-	72,778
U.S. Government
sponsored enterprises	39,913	790	218	40,485
State and political subdivisions	139,193	9,925	2	149,116
Corporate bonds	1,511	8	3	1,516
Trust preferred securities	750	-	-	750
Equity securities	264	205	-	469
Total	$252,140	13,197	223	265,114

(Dollars in thousands)
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$76,406	1,526	45	77,887
U.S. Government
sponsored enterprises	38,173	399	155	38,417
State and political subdivisions	141,500	6,817	72	148,245
Corporate bonds	1,928	-	22	1,906
Trust preferred securities	750	-	-	750
Equity securities	748	577	-	1,325
Total	$259,505	9,319	294	268,530

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2016 and December 31, 2015 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government
sponsored enterprises	$7,709	65	10,218	153	17,927	218
State and political subdivisions	-	-	593	2	593	2
Corporate bonds	997	3	-	-	997	3
Total	$8,706	68	10,811	155	19,517	223

(Dollars in thousands)
	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$7,891	45	-	-	7,891	45
U.S. Government
sponsored enterprises	3,074	13	10,828	142	13,902	155
State and political subdivisions	2,198	4	3,930	68	6,128	72
Corporate bonds	1,500	22	-	-	1,500	22
Total	$14,663	84	14,758	210	29,421	294

At June 30, 2016, unrealized losses in the investment securities portfolio relating to debt securities totaled $223,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2016 tables above, one out of 170 securities issued by state and political subdivisions contained unrealized losses, nine out of 77 securities issued by U.S. Government sponsored enterprises contained unrealized losses, and one out of two securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2016
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$5,196	5,218
Due from one to five years	73,590	78,304
Due from five to ten years	88,245	93,409
Due after ten years	14,336	14,936
Mortgage-backed securities	70,509	72,778
Equity securities	264	469
Total	$252,140	265,114

Proceeds from sales of securities available for sale during the six months ended June 30, 2016 were $804,000 and resulted in gross gains of $324,000.  No securities available for sale were sold during the six months ended June 30, 2015.

Securities with a fair value of approximately $83.1 million and $91.0 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at June 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)
	June 30, 2016	December 31, 2015
Real estate loans:
Construction and land development	$60,075	65,791
Single-family residential	229,586	220,690
Single-family residential -
Banco de la Gente stated income	41,910	43,733
Commercial	232,035	228,526
Multifamily and farmland	18,688	18,080
Total real estate loans	582,294	576,820

Loans not secured by real estate:
Commercial loans	91,347	91,010
Farm loans	1	3
Consumer loans	9,776	10,027
All other loans	18,613	11,231

Total loans	702,031	689,091

Less allowance for loan losses	8,540	9,589

Total net loans	$693,491	679,502

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union, Wake, Durham and Forsyth counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank's loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of June 30, 2016, construction and land development loans comprised approximately 9% of the Bank's total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of June 30, 2016, single-family residential loans comprised approximately 39% of the Bank's total loan portfolio, and include Banco's single-family residential stated income loans, which were approximately 6% of the Bank's total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of June 30, 2016, commercial real estate loans comprised approximately 33% of the Bank's total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower's business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of June 30, 2016, commercial loans comprised approximately 13% of the Bank's total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2016 and December 31, 2015:

June 30,2016
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$215	28	243	59,832	60,075	-
Single-family residential	1,934	465	2,399	227,187	229,586	-
Single-family residential -
Banco de la Gente stated income	1,582	173	1,755	40,155	41,910	-
Commercial	1,061	824	1,885	230,150	232,035	-
Multifamily and farmland	-	-	-	18,688	18,688	-
Total real estate loans	4,792	1,490	6,282	576,012	582,294	-

Loans not secured by real estate:
Commercial loans	63	21	84	91,263	91,347	-
Farm loans	-	-	-	1	1	-
Consumer loans	87	7	94	9,682	9,776	-
All other loans	-	-	-	18,613	18,613	-
Total loans	$4,942	1,518	6,460	695,571	702,031	-

December 31, 2015
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$330	17	347	65,444	65,791	-
Single-family residential	2,822	1,385	4,207	216,483	220,690	-
Single-family residential -
Banco de la Gente stated income	7,021	114	7,135	36,598	43,733	-
Commercial	2,619	157	2,776	225,750	228,526	-
Multifamily and farmland	-	-	-	18,080	18,080	-
Total real estate loans	12,792	1,673	14,465	562,355	576,820	-

Loans not secured by real estate:
Commercial loans	185	40	225	90,785	91,010	17
Farm loans	-	-	-	3	3	-
Consumer loans	136	8	144	9,883	10,027	-
All other loans	-	-	-	11,231	11,231	-
Total loans	$13,113	1,721	14,834	674,257	689,091	17

The following table presents non-accrual loans as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)
	June 30, 2016	December 31, 2015
Real estate loans:
Construction and land development	$36	146
Single-family residential	3,055	4,023
Single-family residential -
Banco de la Gente stated income	265	1,106
Commercial	2,445	2,992
Multifamily and farmland	-	-
Total real estate loans	5,801	8,267

Loans not secured by real estate:
Commercial loans	140	113
Consumer loans	44	52
Total	$5,985	8,432

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank's impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank's troubled debt restructured ("TDR") loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $23.7 million, $25.0 million and $26.2 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.  Interest income recognized on accruing impaired loans was $596,000, $662,000 and $1.3 million for the six months ended June 30, 2016, the six months ended June 30, 2015 and the year ended December 31, 2015, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present impaired loans as of June 30, 2016 and December 31, 2015:

June 30, 2016
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$341	-	295	295	14	405
Single-family residential	5,886	888	4,682	5,570	149	9,769
Single-family residential -
Banco de la Gente stated income	19,470	-	18,886	18,886	1,117	17,875
Commercial	4,641	1,746	2,582	4,328	182	5,978
Multifamily and farmland	78	-	78	78	-	79
Total impaired real estate loans	30,416	2,634	26,523	29,157	1,462	34,106

Loans not secured by real estate:
Commercial loans	192	-	160	160	2	139
Consumer loans	240	-	231	231	4	241
Total impaired loans	$30,848	2,634	26,914	29,548	1,468	34,486

December 31, 2015
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans
Real estate loans:
Construction and land development	$643	216	226	442	12	705
Single-family residential	8,828	1,489	6,805	8,294	189	10,852
Single-family residential -
Banco de la Gente stated income	20,375	-	19,215	19,215	1,143	18,414
Commercial	4,556	-	4,893	4,893	179	5,497
Multifamily and farmland	96	-	83	83	-	93
Total impaired real estate loans	34,498	1,705	31,222	32,927	1,523	35,561

Loans not secured by real estate:
Commercial loans	180	-	161	161	3	132
Consumer loans	286	-	260	260	4	283
Total impaired loans	$34,964	1,705	31,643	33,348	1,530	35,976

Changes in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2016:
Allowance for loan losses:
Beginning balance	$2,185	2,534	1,460	1,917	-	842	-	172	479	9,589
Charge-offs	-	(123)	-	(106)	-	(39)	-	(240)	-	(508)
Recoveries	6	13	-	11	-	105	-	72	-	207
Provision	(609)	(191)	(106)	(172)	46	(105)	-	230	159	(748)
Ending balance	$1,582	2,233	1,354	1,650	46	803	-	234	638	8,540

Three months ended June 30, 2016:
Allowance for loan losses:
Beginning balance	$1,844	2,475	1,423	1,788	-	810	-	190	586	9,116
Charge-offs	-	(64)	-	-	-	(10)	-	(112)	-	(186)
Recoveries	3	5	-	6	-	99	-	28	-	141
Provision	(265)	(183)	(69)	(144)	46	(96)	-	128	52	(531)
Ending balance	$1,582	2,233	1,354	1,650	46	803	-	234	638	8,540

Allowance for loan losses at June 30, 2016:
Ending balance: individually
evaluated for impairment	$-	94	1,092	177	-	-	-	-	-	1,363
Ending balance: collectively
evaluated for impairment	1,582	2,139	262	1,473	46	803	-	234	638	7,177
Ending balance	$1,582	2,233	1,354	1,650	46	803	-	234	638	8,540

Loans at June 30, 2016:
Ending balance	$60,075	229,586	41,910	232,035	18,688	91,347	1	28,389	-	702,031

Ending balance: individually
evaluated for impairment	$-	1,116	17,430	4,716	-	-	-	-	-	23,262
Ending balance: collectively
evaluated for impairment	$60,075	228,470	24,480	227,319	18,688	91,347	1	28,389	-	678,769

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$2,785	2,566	1,610	1,902	7	1,098	-	233	881	11,082
Charge-offs	(73)	(400)	(59)	(62)	-	(15)	-	(253)	-	(862)
Recoveries	23	10	22	10	-	53	-	81	-	199
Provision	189	280	(45)	(101)	(5)	(234)	-	170	(295)	(41)
Ending balance	$2,924	2,456	1,528	1,749	2	902	-	231	586	10,378

Three months ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$2,758	2,599	1,586	1,786	6	1,181	-	208	719	10,843
Charge-offs	-	(109)	(17)	(59)	-	(15)	-	(132)	-	(332)
Recoveries	18	4	-	5	-	17	-	37	-	81
Provision	148	(38)	(41)	17	(4)	(281)	-	118	(133)	(214)
Ending balance	$2,924	2,456	1,528	1,749	2	902	-	231	586	10,378

Allowance for loan losses at June 30, 2015:
Ending balance: individually
evaluated for impairment	$-	92	1,135	235	-	-	-	-	-	1,462
Ending balance: collectively
evaluated for impairment	2,924	2,364	393	1,514	2	902	-	231	586	8,916
Ending balance	$2,924	2,456	1,528	1,749	2	902	-	231	586	10,378

Loans at June 30, 2015:
Ending balance	$60,066	208,653	45,252	231,684	12,402	85,124	4	23,582	-	666,767

Ending balance: individually
evaluated for impairment	$241	2,998	18,346	3,575	-	-	-	-	-	25,160
Ending balance: collectively
evaluated for impairment	$59,825	205,655	26,906	228,109	12,402	85,124	4	23,582	-	641,607

The provision for loan losses for the three months ended June 30, 2016 was a credit of $531,000, as compared to a credit of $214,000 for the three months ended June 30, 2015.  The increase in the credit to the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2011 and 2012 are no longer included in the historical loss calculations.

The provision for loan losses for the six months ended June 30, 2016 was a credit of $748,000, as compared to a credit of $41,000 for the six months ended June 30, 2015.  The increase in the credit to the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2011 and 2012 are no longer included in the historical loss calculations.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2016 and December 31, 2015:

June 30, 2016
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	13,196	-	-	-	492	-	1,028	50	14,766
2- High Quality	7,507	93,770	-	39,397	2,942	27,341	-	3,327	2,799	177,083
3- Good Quality	32,970	86,587	17,597	158,036	11,873	57,190	1	4,677	13,982	382,913
4- Management Attention	12,456	27,771	16,258	27,113	1,221	5,870	-	647	1,782	93,118
5- Watch	6,911	3,436	2,828	3,708	2,652	252	-	41	-	19,828
6- Substandard	231	4,826	5,227	3,781	-	202	-	56	-	14,323
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$60,075	229,586	41,910	232,035	18,688	91,347	1	9,776	18,613	702,031

December 31, 2015
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	15,189	-	-	-	700	-	1,091	-	16,980
2- High Quality	10,144	86,061	-	38,647	2,998	24,955	-	3,647	1,665	168,117
3- Good Quality	35,535	78,843	19,223	148,805	12,058	58,936	3	4,571	7,828	365,802
4- Management Attention	12,544	30,259	15,029	31,824	335	5,905	-	620	1,738	98,254
5- Watch	7,265	4,322	3,308	4,561	2,689	332	-	43	-	22,520
6- Substandard	303	6,016	6,173	4,689	-	182	-	55	-	17,418
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$65,791	220,690	43,733	228,526	18,080	91,010	3	10,027	11,231	689,091

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.7 million and $8.8 million at June 30, 2016 and December 31, 2015, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at June 30, 2016.  There were $354,000 performing loans classified as TDR loans at December 31, 2015.

There were no TDR modifications during the six months ended June 30, 2016.

The following table presents an analysis of loan modifications during the six months ended June 30, 2015:

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

There were no loans modified as TDR that defaulted during the three months ended June 30, 2016 and 2015, which were within 12 months of their modification date.  Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three and six months ended June 30, 2016 and 2015 is as follows:

For the three months ended June 30, 2016
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount

Basic earnings per share	$2,964	5,510,538	$0.54
Effect of dilutive securities:
Restricted stock units	-	67,660
Diluted earnings per share	$2,964	5,578,198	$0.53

For the six months ended June 30, 2016
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount

Basic earnings per share	$5,418	5,510,538	$0.98
Effect of dilutive securities:
Restricted stock units	-	65,129
Diluted earnings per share	$5,418	5,575,667	$0.97

For the three months ended June 30, 2015
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount

Basic earnings per share	$2,624	5,574,915	$0.47
Effect of dilutive securities:
Restricted stock units	-	44,910
Diluted earnings per share	$2,624	5,619,825	$0.47

For the six months ended June 30, 2015
	Net Earnings (Dollars in thousands)	Shares	Per Share Amount

Basic earnings per share	$4,952	5,593,648	$0.89
Effect of dilutive securities:
Restricted stock units	-	41,708
Diluted earnings per share	$4,952	5,635,356	$0.88

(5)	Stock-Based Compensation

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

The Company granted 29,514 restricted stock units under the Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury ("UST") in conjunction with the Company's participation in the Capital Purchase Program ("CPP") under the Troubled Asset Relief Program ("TARP").  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company granted 15,075 restricted stock units under the Plan at a grant date fair value of $17.97 per share during the first quarter of 2015.  The Company granted 5,040 restricted stock units under the Plan at a grant date fair value of $18.60 per share during the first quarter of 2016.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015 and 2016 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company's stock price during such period.  As of June 30, 2016, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $549,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $252,000 and $218,000 for the six months ended June 30, 2016 and 2015, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)
	June 30, 2016
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$72,778	-	72,778	-
U.S. Government
sponsored enterprises	$40,485	-	40,485	-
State and political subdivisions	$149,116	-	149,116	-
Corporate bonds	$1,516	-	1,516	-
Trust preferred securities	$750	-	-	750
Equity securities	$469	469	-	-

(Dollars in thousands)
	December 31, 2015
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$77,887	-	77,887	-
U.S. Government
sponsored enterprises	$38,417	-	38,417	-
State and political subdivisions	$148,245	-	148,245	-
Corporate bonds	$1,906	-	1,906	-
Trust preferred securities	$750	-	-	750
Equity securities	$1,325	1,325	-	-

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2016.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at June 30, 2016 and December 31, 2015 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management's knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2016	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$3,024	-	-	3,024
Impaired loans	$28,080	-	-	28,080
Other real estate	$235	-	-	235

(Dollars in thousands)
	Fair Value Measurements December 31, 2015	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$4,149	-	-	4,149
Impaired loans	$31,818	-	-	31,818
Other real estate	$739	-	-	739

(Dollars in thousands)
	Fair Value June 30, 2016	Fair Value December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$3,024	4,149	Rate lock commitment	N/A	N/A
Impaired loans	$28,080	31,818	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$235	739	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$64,674	64,674	-	-	64,674
Investment securities available for sale	$265,114	469	263,895	750	265,114
Other investments	$3,634	-	-	3,634	3,634
Mortgage loans held for sale	$3,024	-	-	3,024	3,024
Loans, net	$693,491	-	-	696,822	696,822
Cash surrender value of life insurance	$14,753	-	14,753	-	14,753

Liabilities:
Deposits	$841,400	-	-	836,283	836,283
Securities sold under agreements
to repurchase	$42,715	-	42,715	-	42,715
FHLB borrowings	$43,500	-	43,110	-	43,110
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$39,763	39,763	-	-	39,763
Investment securities available for sale	$268,530	1,325	266,455	750	268,530
Other investments	$3,636	-	-	3,636	3,636
Mortgage loans held for sale	$4,149	-	-	4,149	4,149
Loans, net	$679,502	-	-	683,540	683,540
Cash surrender value of life insurance	$14,546	-	14,546	-	14,546

Liabilities:
Deposits	$832,175	-	-	827,874	827,874
Securities sold under agreements
to repurchase	$27,874	-	27,874	-	27,874
FHLB borrowings	$43,500	-	43,144	-	43,144
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)	Regulatory Matters

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

Prior to implementation, certain of the actions described above are subject to review by, and approval or non-objection from, the FDIC and the Commissioner.  The Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the Commissioner.

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

Results of Operations
Summary.  Net earnings were $3.0 million or $0.54 basic net earnings per share and $0.53 diluted net earnings per share for the three months ended June 30, 2016, as compared to $2.6 million or $0.47 basic and diluted net earnings per share for the same period one year ago.  The increase in second quarter earnings is primarily attributable to an increase in net interest income, an increase in the credit to the provision for loan losses and an increase in non-interest income, which were partially offset by an increase in non-interest expense, as discussed below.

The annualized return on average assets was 1.13% for the three months ended June 30, 2016, compared to 1.01% for the same period one year ago, and annualized return on average shareholders' equity was 10.73% for the three months ended June 30, 2016, compared to 10.30% for the same period one year ago.

Year-to-date net earnings as of  June 30, 2016 were $5.4 million or $0.98 basic net earnings per share and $0.97 diluted net earnings per share, as compared to $5.0 million or $0.89 basic net earnings per share and $0.88 diluted net earnings per share for the same period one year ago.  The increase in year-to-date earnings is primarily attributable to an increase in net interest income, an increase in the credit to the provision for loan losses and an increase in non-interest income, which were partially offset by an increase in non-interest expense, as discussed below.

The annualized return on average assets was 1.03% for the six months ended June 30, 2016, compared to 0.96% for the same period one year ago, and annualized return on average shareholders' equity was 9.81% for the six months ended June 30, 2016, compared to 9.69% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $9.0 million for the three months ended June 30, 2016, compared to $8.3 million for the three months ended June 30, 2015.  The increase in net interest income was primarily due to a $626,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans, and a $62,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of time deposits and FHLB borrowings during the three months ended June 30, 2016, as compared to the same period one year ago.

Interest income was $9.8 million for the three months ended June 30, 2016, compared to $9.2 million for the three months ended June 30, 2015.  The increase in interest income was primarily due to a $640,000 increase in interest income on loans primarily due to a $33.5 million increase in the average outstanding balance of loans during the three months ended June 30, 2016, as compared to the same period one year ago.  During the quarter ended June 30, 2016, average loans increased $33.5 million to $693.2 million from $659.7 million for the quarter ended June 30, 2015.  During the quarter ended June 30, 2016, average investment securities available for sale decreased $16.3 million to $253.2 million from $269.5 million for the quarter ended June 30, 2015.  The average yield on loans for the quarters ended June 30, 2016 and 2015 was 4.63% and 4.46%, respectively.  The average yield on investment securities available for sale was 3.72% and 3.55% for the quarters ended June 30, 2016 and 2015, respectively.  The average yield on earning assets for the quarters ended June 30, 2016 and 2015 was 4.32% and 4.14%, respectively.

Interest expense was $813,000 for the three months ended June 30, 2016, compared to $875,000 for the three months ended June 30, 2015.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.11% for the three months ended June 30, 2016, as compared to 0.10% for the same period one year ago.  The average rate paid on certificates of deposit was 0.39% for the quarter ended June 30, 2016, as compared to 0.51% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.47% for the three months ended June 30, 2016, as compared to 0.49% for the same period one year ago.  During the quarter ended June 30, 2016, average certificates of deposit decreased $25.1 million to $151.9 million from $177.0 million for the quarter ended June 30, 2015.  Average FHLB borrowings decreased $6.5 million to $43.5 million for the three months ended June 30, 2016 from $50.0 million for the three months ended June 30, 2015.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2016 and 2015. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 36.64% for securities that are both federal and state tax exempt and an effective tax rate of 32.64% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$693,238	7,973	4.63%	$659,712	7,333	4.46%
Investments - taxable	78,333	485	2.49%	91,695	563	2.46%
Investments - nontaxable*	179,145	1,910	4.29%	182,306	1,872	4.12%
Other	15,130	18	0.48%	12,472	7	0.23%

Total interest-earning assets	965,846	10,386	4.32%	946,185	9,775	4.14%

Non-interest earning assets:
Cash and due from banks	47,337			46,452
Allowance for loan losses	(9,222)			(10,827)
Other assets	55,589			56,089

Total assets	$1,059,550			$1,037,899

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$434,846	122	0.11%	$417,573	106	0.10%
Time deposits	151,901	148	0.39%	176,997	226	0.51%
FHLB borrowings	43,500	415	3.84%	50,000	433	3.47%
Trust preferred securities	20,619	118	2.30%	20,619	99	1.93%
Other	39,389	10	0.10%	44,702	11	0.10%

Total interest-bearing liabilities	690,255	813	0.47%	709,891	875	0.49%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	257,622			221,933
Other liabilities	543			3,938
Shareholders' equity	111,130			102,137

Total liabilities and shareholder's equity	$1,059,550			$1,037,899

Net interest spread		$9,573	3.85%		8,900	3.69%

Net yield on interest-earning assets			3.99%			3.77%

Taxable equivalent adjustment
Investment securities		$569			584

Net interest income		$9,004			8,316

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $39.1 million in 2016 and $37.4 million in 2015. Tax rates of 4.00% and 5.00% were used to calculate the tax equivalent yield on these securities in 2016 and 2015, respectively.

Year-to-date net interest income as of June 30, 2016 was $18.1 million compared to $17.0 million for the same period one year ago.  The increase in net interest income was primarily due to a $962,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans, and a $137,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of time deposits and FHLB borrowings during the six months ended June 30, 2016, as compared to the same period one year ago.

Interest income was $19.7 million for the six months ended June 30, 2016 compared to $18.8 million for the same period one year ago.  Interest income on loans increased by $1.1 million primarily due to a $35.3 million increase in the average outstanding balance of loans during the six months ended June 30, 2016, as compared to the same period one year ago.  Interest income on investment securities decreased $126,000 primarily due to a $15.7 million decrease in the average outstanding balance of available for sale securities during the six months ended June 30, 2016, as compared to the same period one year ago.  During the six months ended June 30, 2016, average loans increased $35.3 million to $692.5 million from $657.2 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, average investment securities available for sale decreased $15.7 million to $255.1 million from $270.8 million for the six months ended June 30, 2015.  The average yield on loans for the six months ended June 30, 2016 and 2015 was 4.64% and 4.58%, respectively.  The average yield on earning assets for the six months ended June 30, 2016 and 2015 was 4.34% and 4.24%, respectively.

Interest expense was $1.6 million for the six months ended June 30, 2016, compared to $1.8 million for the six months ended June 30, 2015.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.11% for the six months ended June 30, 2016 and 2015.  The average rate paid on certificates of deposits was 0.41% for the six months ended June 30, 2016 compared to 0.53% for the same period one year ago.  Average certificates of deposit decreased $28.5 million to $153.1 million for the six months ended June 30, 2016 from $181.6 million for the six months ended June 30, 2015.  Average FHLB borrowings decreased $6.3 million to $43.7 million for the six months ended June 30, 2016 from $50.0 million for the six months ended June 30, 2015.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2016 and 2015. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 36.64% for securities that are both federal and state tax exempt and an effective tax rate of 32.64% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Six months ended			Six months ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$692,536	15,996	4.64%	$657,234	14,926	4.58%
Investments - taxable	80,205	1,030	2.58%	94,404	1,185	2.53%
Investments - nontaxable*	179,134	3,802	4.27%	180,963	3,804	4.24%
Other	15,020	36	0.48%	14,625	17	0.23%

Total interest-earning assets	966,895	20,864	4.34%	947,226	19,932	4.24%

Non-interest earning assets:
Cash and due from banks	40,920			45,387
Allowance for loan losses	(9,416)			(10,963)
Other assets	54,883			55,453

Total assets	$1,053,282			$1,037,103

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$435,173	241	0.11%	$418,598	218	0.11%
Time deposits	153,129	310	0.41%	181,606	474	0.53%
FHLB borrowings	43,720	822	3.78%	50,000	851	3.43%
Trust preferred securities	20,619	231	2.25%	20,619	196	1.92%
Other	36,263	18	0.10%	43,178	20	0.09%

Total interest-bearing liabilities	688,904	1,622	0.47%	714,001	1,759	0.50%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	253,375			217,866
Other liabilities	(63)			2,196
Shareholders' equity	111,066			103,040

Total liabilities and shareholder's equity	$1,053,282			$1,037,103

Net interest spread		$19,242	3.87%		18,173	3.75%

Net yield on interest-earning assets			4.00%			3.87%

Taxable equivalent adjustment
Investment securities		$1,144			1,174

Net interest income		$18,098			16,999

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $38.5 million in 2016 and $35.6 million in 2015. Tax rates of 4.00% and 5.00% were used to calculate the tax equivalent yield on these securities in 2016 and 2015, respectively.

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

	Three months ended June 30, 2016 compared to three months ended June 30, 2015			Six months ended June 30, 2016 compared to six months ended June 30, 2015
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$379	261	640	$808	262	1,070
Investments - taxable	(82)	4	(78)	(180)	25	(155)
Investments - nontaxable	(33)	71	38	(39)	37	(2)
Other	2	9	11	-	19	19
Total interest income	266	345	611	589	343	932

Interest expense:
NOW, MMDA & savings deposits	5	11	16	9	14	23
Time deposits	(28)	(50)	(78)	(66)	(98)	(164)
FHLB borrowings	(59)	41	(18)	(112)	83	(29)
Trust preferred securities	-	19	19	-	35	35
Other	(1)	-	(1)	(2)	-	(2)
Total interest expense	(83)	21	(62)	(171)	34	(137)
Net interest income	$349	324	673	$760	309	1,069

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2016 was a credit of $531,000, as compared to a credit of $214,000 for the three months ended June 30, 2015.  The increase in the credit to the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2011 and 2012 are no longer included in the historical loss calculations.

The provision for loan losses for the six months ended June 30, 2016 was a credit of $748,000, as compared to a credit of $41,000 for the six months ended June 30, 2015.  The increase in the credit to the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2011 and 2012 are no longer included in the historical loss calculations.

Non-Interest Income.  Total non-interest income was $3.6 million for the three months ended June 30, 2016, compared to $3.3 million for the three months ended June 30, 2015.  The increase in non-interest income is primarily attributable to $324,000 in gains on the sale of securities during the second quarter of 2016, compared to none for the same period in 2015.

Non-interest income was $6.9 million for the six months ended June 30, 2016, compared to $6.5 million for the six months ended June 30, 2015.  The increase in non-interest income is primarily attributable to $324,000 in gains on the sale of securities during the second quarter of 2016 and a $151,000 increase in mortgage banking income during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Non-Interest Expense.  Total non-interest expense was $9.1 million for the three months ended June 30, 2016, compared to $8.3 million for the three months ended June 30, 2015.  The increase in non-interest expense was primarily due to a $418,000 increase in salaries and benefits expense resulting primarily from an increase in the number of full-time equivalent employees and annual salary increases combined with a $252,000 increase in occupancy expense and a $155,000 increase in other non-interest expenses during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.  The increase in the number of full-time equivalent employees is primarily due to additional staffing to address the issues identified in the Order and additional mortgage loan originators and processers due to an increase in mortgage loan volume.  The increase in occupancy expense is primarily due to costs associated with network and deposit platform upgrades.  As a result of the dismissal of the lawsuit discussed in Part II, Item 1 - Legal Proceedings herein, the Company was able to recognize, during second quarter 2016, the reimbursement of $277,000 in legal fees from the Company's insurance carrier.

Non-interest expense was $18.6 million for the six months ended June 30, 2016, as compared to $17.1 million for the six months ended June 30, 2015.  The increase in non-interest expense was primarily due to a $618,000 increase in professional fees, a $522,000 increase in occupancy expense, and a $199,000 increase in salaries and benefits expense during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.  The increase in professional fees is primarily due to a $1.0 million increase in consulting fees due to expenses associated with the Order issued in August 2015.  The Bank continues to make progress in addressing the issues identified in the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order.

Income Taxes.  The Company reported income tax expense of $1.0 million and $866,000 for the three months ended June 30, 2016 and 2015, respectively.  This represented an effective tax rate of 26% and 25% for the respective periods.

The Company reported income tax expense of $1.7 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.  This represented an effective tax rate of 24% for the six months ended June 30, 2016 and 2015.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $265.1 million at June 30, 2016, compared to $268.5 million at December 31, 2015.  Average investment securities available for sale for the six months ended June 30, 2016 were $255.1 million, compared to $266.8 million for the year ended December 31, 2015.

Loans.  At June 30, 2016, loans were $702.0 million, compared to $689.1 million at December 31, 2015.  Average loans represented 72% and 66% of average earning assets for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.  The Company had $3.0 million and $4.1 million in mortgage loans held for sale as of June 30, 2016 and December 31, 2015, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2016, the Company had $108.8 million in residential mortgage loans, $96.5 million in home equity loans and $316.0 million in commercial mortgage loans, which include $250.7 million secured by commercial property and $65.3 million secured by residential property.   Residential mortgage loans include $66.9 million made to customers in the Company's traditional banking offices and $41.9 million in mortgage loans originated in the Company's Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2016, the Company had $60.1 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	62	$10,504	$-
Land acquisition and development - residential purposes	232	25,647	36
1 to 4 family residential construction	81	14,682	-
Commercial construction	16	9,242	-
Total construction and land development	391	$60,075	$36

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.7 million and $8.8 million at June 30, 2016 and December 31, 2015, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at June 30, 2016.  There were $354,000 performing loans classified as TDR loans at December 31, 2015.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at June 30, 2016 was $8.5 million or 1.22% of total loans, compared to $9.6 million or 1.39% of total loans at December 31, 2015.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2016 and December 31, 2015.

	Percentage of Loans
	By Risk Grade
Risk Grade	6/30/2016	12/31/2015
Risk Grade 1 (Excellent Quality)	1.49%	1.66%
Risk Grade 2 (High Quality)	25.22%	24.40%
Risk Grade 3 (Good Quality)	54.87%	53.64%
Risk Grade 4 (Management Attention)	13.26%	14.26%
Risk Grade 5 (Watch)	2.81%	3.26%
Risk Grade 6 (Substandard)	2.04%	2.53%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At June 30, 2016, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $7.5 million) and one relationship exceeding $1.0 million in the Substandard risk grade (which totaled $1.3 million).  There was one relationship with loans in both the Watch and Substandard risk grades, which exceeded $1.0 million for loans in both risk grades combined.

Non-performing Assets.  Non-performing assets totaled $6.2 million at June 30, 2016 or 0.58% of total assets, compared to $9.2 million or 0.88% of total assets at December 31, 2015.  Non-accrual loans were $6.0 million at June 30, 2016 and $8.4 million at December 31, 2015.  As a percentage of total loans outstanding, non-accrual loans were 0.85% at June 30, 2016, compared to 1.22% at December 31, 2015.  Non-accrual loans include $5.8 million in commercial and residential mortgage loans, $36,000 in construction and land development loans and $184,000 in other loans at June 30, 2016, compared to $8.1 million in commercial and residential mortgage loans, $146,000 in construction and land development loans and $165,000 in other loans at December 31, 2015.  The Bank had no loans 90 days past due and still accruing at June 30, 2016.  The Bank had loans 90 days past due and still accruing totaling $17,000 at December 31, 2015.  Other real estate totaled $235,000 at June 30, 2016, compared to $739,000 at December 31, 2015.

 Deposits.  Total deposits at June 30, 2016 were $841.4 million compared to $832.2 million at December 31, 2015. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $810.5 million at June 30, 2016 as compared to $801.2 million at December 31, 2015.  Certificates of deposit in amounts of $250,000 or more totaled $25.7 million at June 30, 2016, as compared to $26.9 million at December 31, 2015.  At June 30, 2016, brokered deposits were $5.2 million as compared to $4.3 million at December 31, 2015.  Brokered deposits outstanding as of June 30, 2016 had a weighted average rate of 0.06% with a weighted average original term of 17 months as compared to brokered deposits outstanding at December 31, 2015, which had a weighted average rate of 0.10% with a weighted average original term of 14 months.

Borrowed Funds. Borrowings from the FHLB totaled $43.5 million at June 30, 2016 and December 31, 2015.  The average balance of FHLB borrowings for the six months ended June 30, 2016 was $43.7 million, compared to $49.8 million for the year ended December 31, 2015.  The FHLB borrowings outstanding at June 30, 2016 had interest rates ranging from 2.43% to 4.04% and all mature in 2018.

Securities sold under agreements to repurchase were $42.7 million at June 30, 2016 compared to $27.9 million at December 31, 2015.

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

The Company's rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the six months ended June 30, 2016 totaled $965.8 million, exceeding average rate sensitive liabilities of $690.3 million by $275.5 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2016.

Included in the rate sensitive assets are $293.1 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee ("FOMC").  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2016, the Company had $186.4 million in loans with interest rate floors.  The floors were in effect on $134.8 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.79% higher than the indexed rate on the promissory notes without interest rate floors.

 Liquidity. The objectives of the Company's liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2016, such unfunded commitments to extend credit were $185.7 million, while commitments in the form of standby letters of credit totaled $3.9 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company's liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2016, the Company's core deposits totaled $810.5 million, or 96% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank ("FRB") on a short-term basis.  The Company's policies include the ability to access wholesale funding of up to 40% of total assets.  The Company's wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company's ratio of wholesale funding to total assets was 4.57% as of June 30, 2016.

The Bank has a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $43.5 million at June 30, 2016 and December 31, 2015.  At June 30, 2016, the carrying value of loans pledged as collateral to the FHLB totaled $130.9 million compared to $124.8 million at December 31, 2015.  The remaining availability under the line of credit with the FHLB was $42.6 million at June 30, 2016 compared to $38.5 million at December 31, 2015.  The Bank had no borrowings from the FRB at June 30, 2016 or December 31, 2015.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2016, the carrying value of loans pledged as collateral to the FRB totaled $361.0 million compared to $365.9 million at December 31, 2015.

The Bank also had the ability to borrow up to $59.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2016.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 28.70% at June 30, 2016 and 26.10% at December 31, 2015.  The minimum required liquidity ratio as defined in the Bank's Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2016 and December 31, 2015.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company's contractual obligations and other commitments as of June 30, 2016 and December 31, 2015 are summarized in the table below.  The Company's contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2016	December 31, 2015
Contractual Cash Obligations
Long-term borrowings	$43,500	43,500
Junior subordinated debentures	20,619	20,619
Operating lease obligations	3,844	4,175
Total	$67,963	68,294
Other Commitments
Commitments to extend credit	$185,745	189,351
Standby letters of credit and financial guarantees written	3,924	3,872
Total	$189,669	193,223

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

Capital Resources.  Shareholders' equity was $111.8 million, or 10.4% of total assets, as of June 30, 2016, compared to $100.4 million, or 9.7% of total assets, as of June 30, 2015.  The increase in shareholders' equity is primarily due to an increase in retained earnings due to net income and an increase in accumulated other comprehensive income resulting from an increase in the unrealized gain on investment securities.

Annualized return on average equity for the six months ended June 30, 2016 was 9.81% compared to 9.69% for the six months ended June 30, 2015.  Total cash dividends paid on common stock were $1.0 million and $679,000 for the six months ended June 30, 2016 and 2015, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2014, the Company's Board of Directors authorized a stock repurchase program ("the 2014 Stock Repurchase Program"), pursuant to which up to $2 million was allocated to repurchase the Company's common stock.  All purchases under the 2014 Stock Repurchase Program were made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of the repurchase of shares was determined by the Company's management, based on its evaluation of market conditions and other factors.  The Company has repurchased approximately $2.0 million, or 106,587 shares of its common stock, under the 2014 Stock Repurchase Program as of June 30, 2016.

In the second quarter of 2016, the Company's Board of Directors authorized a stock repurchase program ("the 2016 Stock Repurchase Program"), pursuant to which up to $2 million will be allocated to repurchase the Company's common stock.  All purchases under the 2016 Stock Repurchase Program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of the repurchase of shares will be determined by the Company's management, based on its evaluation of market conditions and other factors.  The 2016 Stock Repurchase Program may be suspended at any time or from time-to-time without prior notice.  The Company has not repurchased any shares of its common stock under the 2016 Stock Repurchase Program as of June 30, 2016.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2016 and December 31, 2015 includes $20.0 million in trust preferred securities.  The Company's Tier 1 capital ratio was 15.38% and 15.37% at June 30, 2016 and December 31, 2015, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company's total risk-based capital ratio was 16.45% and16.63% at June 30, 2016 and December 31, 2015, respectively.  The Company's common equity Tier 1 capital consists of common stock and retained earnings.   The Company's common equity Tier 1 capital ratio was 12.89% and 12.79% at June 30, 2016 and December 31, 2015, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company's Tier 1 leverage capital ratio was 11.68% and 11.44% at June 30, 2016 and December 31, 2015, respectively.

The Bank's Tier 1 risk-based capital ratio was 14.66% and 14.85% at June 30, 2016 and December 31, 2015, respectively.  The total risk-based capital ratio for the Bank was 15.73% and 16.11% at June 30, 2016 and December 31, 2015, respectively.   The Bank's common equity Tier 1 capital ratio was 14.66% and 14.85% at June 30, 2016 and December 31, 2015, respectively.  The Bank's Tier 1 leverage capital ratio was 11.10% and 11.03% at June 30, 2016 and December 31, 2015, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2016.

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

On April 2, 2013, the Bank received notice that a lawsuit was filed against it in the General Court of Justice, Superior Court Division, Lincoln County, North Carolina. The complaint alleged (i) breach of contract and the covenants of good faith and fair dealing by the Bank, (ii) conversion, (iii) unjust enrichment and (iv) violations of the North Carolina Unfair and Deceptive Trade Practices Act in its assessment and collection of overdraft fees. It sought the refund of overdraft fees, treble damages, attorneys' fees and injunctive relief. The Plaintiff sought to have the lawsuit certified as a class action.  On June 10, 2015, the North Carolina Business Court granted summary judgment in favor of the Bank on all claims and ordered the case dismissed with prejudice.  The Plaintiff appealed to the North Carolina Court of Appeals which, on May 3, 2016, in a unanimous opinion, affirmed the dismissal of the lawsuit by the North Carolina Business Court.  On June 16, 2016, the North Carolina Business Court entered an order dissolving the appellate stay, effectively ending the suit against the Bank.

The discussion of the Order issued by the FDIC and the Commissioner in connection with compliance by the Bank with the BSA and its implementing regulations on August 31, 2015 as set forth in Note (7) of the Consolidated Financial Statements included in Item 1 hereof is incorporated herein by reference.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2016	-		$-	-	$2,000,000

May 1 - 31, 2016	1,298		19.35	-	$2,000,000

June 1 - 30, 2016	497		19.45	-	$2,000,000

Total	1,795	(1)	$19.38	-

(1) The Company purchased 1,795 shares on the open market in the three months ended June 30, 2016 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in 2016.

(3) Reflects dollar value of shares that may yet be purchased under the Stock Repurchase Plan authorized by the Company's Board of Directors in 2016.

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
period ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 5, 2016	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2016	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)