Form 10-Q
period 2016-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2016-11-04
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large Accelerate Filer	Accelerated Filer	X	Non-Accelerated Filer

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,417,800 shares of common stock, outstanding at October 31, 2016.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2016 (Unaudited) and
	December 31, 2015 (Audited)	3

	Consolidated Statements of Earnings for the three and nine months ended
	September 30, 2016 and 2015 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine
	months ended September 30, 2016 and 2015 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine
	months ended September 30, 2016 and 2015 (Unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2016 and 2015 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-25

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4T.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 5.	Other Information	42
Item 6.	Exhibits	42-44
Signatures		45
Certifications		46-48

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

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

(Dollars in thousands)
	September 30,	December 31,
Assets	2016	2015
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$47,653	29,194
of $15,715 at 9/30/16 and $14,587 at 12/31/15
Interest-bearing deposits	35,191	10,569
Cash and cash equivalents	82,844	39,763

Investment securities available for sale	262,423	268,530
Other investments	3,634	3,636
Total securities	266,057	272,166

Mortgage loans held for sale	2,776	4,149

Loans	713,019	689,091
Less allowance for loan losses	(8,045)	(9,589)
Net loans	704,974	679,502

Premises and equipment, net	16,553	16,976
Cash surrender value of life insurance	14,853	14,546
Other real estate	26	739
Accrued interest receivable and other assets	9,525	10,640
Total assets	$1,097,608	1,038,481

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$253,134	244,231
NOW, MMDA & savings	460,767	431,052
Time, $250,000 or more	26,627	26,891
Other time	121,419	130,001
Total deposits	861,947	832,175

Securities sold under agreements to repurchase	50,920	27,874
FHLB borrowings	43,500	43,500
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,974	9,449
Total liabilities	986,960	933,617

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,417,800 shares
at September 30, 2016 and 5,510,538 shares at December 31, 2015	44,188	46,171
Retained earnings	59,502	53,183
Accumulated other comprehensive income	6,958	5,510
Total shareholders' equity	110,648	104,864

Total liabilities and shareholders' equity	$1,097,608	1,038,481

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$8,188	8,089	24,185	23,015
Interest on due from banks	32	4	67	21
Interest on investment securities:
U.S. Government sponsored enterprises	603	633	1,910	1,959
State and political subdivisions	1,105	1,145	3,350	3,465
Other	54	76	191	245
Total interest income	9,982	9,947	29,703	28,705

Interest expense:
NOW, MMDA & savings deposits	126	106	367	324
Time deposits	142	211	452	685
FHLB borrowings	426	443	1,248	1,294
Junior subordinated debentures	122	101	353	297
Other	12	13	30	34
Total interest expense	828	874	2,450	2,634

Net interest income	9,154	9,073	27,253	26,071

Provision for (reduction of provision for) loan losses	(360)	235	(1,108)	193

Net interest income after provision for loan losses	9,514	8,838	28,361	25,878

Non-interest income:
Service charges	1,163	1,193	3,291	3,498
Other service charges and fees	210	173	746	718
Gain on sale of securities	-	-	324	-
Mortgage banking income	426	300	1,088	810
Insurance and brokerage commissions	163	179	476	544
Gain/(loss) on sale and write-down of
other real estate	(16)	80	64	246
Miscellaneous	1,468	1,341	4,320	3,992
Total non-interest income	3,414	3,266	10,309	9,808

Non-interest expense:
Salaries and employee benefits	4,829	4,596	14,114	13,683
Occupancy	1,755	1,611	5,243	4,577
Professional fees	429	163	1,603	590
Advertising	313	172	623	576
Debit card expense	271	256	870	737
FDIC Insurance	71	162	406	510
Other	1,930	1,709	5,339	5,081
Total non-interest expense	9,598	8,669	28,198	25,754

Earnings before income taxes	3,330	3,435	10,472	9,932

Income tax expense	872	942	2,597	2,487

Net earnings	$2,458	2,493	7,875	7,445

Basic net earnings per share	$0.45	0.45	1.43	1.34
Diluted net earnings per share	$0.44	0.45	1.42	1.32
Cash dividends declared per share	$0.10	0.08	0.28	0.20

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,458	2,493	7,875	7,445

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities
available for sale	(1,676)	1,167	2,597	(819)
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	-	(324)	-

Total other comprehensive (loss) income,
before income taxes	(1,676)	1,167	2,273	(819)

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding (losses) gains on securities
available for sale	(614)	455	951	(319)
Reclassification adjustment for gains
on securities available for sale
included in net earnings	-	-	(126)	-

Total income tax expense (benefit) related to
other comprehensive income (loss)	(614)	455	825	(319)

Total other comprehensive (loss) income,
net of tax	(1,062)	712	1,448	(500)

Total comprehensive income	$1,396	3,205	9,323	6,945

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2015	5,510,538	$46,171	53,183	5,510	104,864

Common stock repurchase	(92,738)	(1,983)	-	-	(1,983)
Cash dividends declared on
common stock	-	-	(1,556)	-	(1,556)
Net earnings	-	-	7,875	-	7,875
Change in accumulated other
comprehensive income, net of tax	-	-	-	1,448	1,448
Balance, September 30, 2016	5,417,800	$44,188	59,502	6,958	110,648

Balance, December 31, 2014	5,612,588	$48,088	45,124	5,453	98,665

Common stock repurchase	(84,050)	(1,576)	-	-	(1,576)
Cash dividends declared on
common stock	-	-	(1,127)	-	(1,127)
Net earnings	-	-	7,445	-	7,445
Change in accumulated other
comprehensive loss, net of tax	-	-	-	(500)	(500)
Balance, September 30, 2015	5,528,538	$46,512	51,442	4,953	102,907

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$7,875	7,445
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	4,181	4,523
(Reduction)/Provision for loan losses	(1,108)	193
Deferred income taxes	(607)	100
Gain on sale of investment securities	(324)	-
Gain on sale of other real estate	(81)	(275)
Write-down of other real estate	17	29
Restricted stock expense	476	282
Origination of mortgage loans held for sale	(50,813)	(38,139)
Proceeds from sales of mortgage loans held for sale	52,186	37,835
Change in:
Cash surrender value of life insurance	(307)	(315)
Other assets	897	792
Other liabilities	49	1,788

Net cash provided by operating activities	12,441	14,258

Cash flows from investing activities:
Purchases of investment securities available for sale	(12,642)	(13,579)
Proceeds from sales, calls and maturities of investment securities
available for sale	2,899	17,984
Proceeds from paydowns of investment securities available for sale	15,946	4,250
Purchases of FHLB stock	-	(5)
FHLB stock redemption	2	125
Net change in loans	(24,639)	(38,098)
Purchases of premises and equipment	(1,257)	(1,549)
Proceeds from sale of other real estate and repossessions	1,052	4,173

Net cash used by investing activities	(18,639)	(26,699)

Cash flows from financing activities:
Net change in deposits	29,772	(8,139)
Net change in securities sold under agreement to repurchase	23,046	(1,190)
Proceeds from FHLB borrowings	-	20,000
Repayments of FHLB borrowings	-	(20,000)
Common stock repurchased	(1,983)	(1,576)
Cash dividends paid on common stock	(1,556)	(1,127)

Net cash provided (used) by financing activities	49,279	(12,032)

Net change in cash and cash equivalents	43,081	(24,473)

Cash and cash equivalents at beginning of period	39,763	69,098

Cash and cash equivalents at end of period	$82,844	44,625

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,425	2,624
Income taxes	$3,180	1,514

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$1,448	(500)
Transfers of loans to other real estate and repossessions	$275	4,274
Financed portion of sales of other real estate	$-	60

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank (the "Bank"), along with the Bank's wholly owned subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc. ("REAS") Community Bank Real Estate Solutions, LLC ("CBRES") and PB Real Estate Holdings, LLC (collectively called the "Company").  All significant intercompany balances and transactions have been eliminated in consolidation.  CBRES was moved from a wholly owned subsidiary of Peoples Bancorp of North Carolina, Inc. to a wholly owned subsidiary of the Bank effective August 31, 2016.

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

In August 2016, FASB issued ASU No. 2016-15, (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  ASU No. 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows.  ASU No. 2016-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at September 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)
	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$71,359	2,083	49	73,393
U.S. Government
sponsored enterprises	38,575	743	240	39,078
State and political subdivisions	138,672	8,481	11	147,142
Corporate bonds	1,505	20	-	1,525
Trust preferred securities	750	-	-	750
Equity securities	264	271	-	535
Total	$251,125	11,598	300	262,423

(Dollars in thousands)
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$76,406	1,526	45	77,887
U.S. Government
sponsored enterprises	38,173	399	155	38,417
State and political subdivisions	141,500	6,817	72	148,245
Corporate bonds	1,928	-	22	1,906
Trust preferred securities	750	-	-	750
Equity securities	748	577	-	1,325
Total	$259,505	9,319	294	268,530

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2016 and December 31, 2015 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,795	49	-	-	5,795	49
U.S. Government
sponsored enterprises	7,517	66	9,685	174	17,202	240
State and political subdivisions	426	1	582	10	1,008	11
Total	$13,738	116	10,267	184	24,005	300

(Dollars in thousands)
	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$7,891	45	-	-	7,891	45
U.S. Government
sponsored enterprises	3,074	13	10,828	142	13,902	155
State and political subdivisions	2,198	4	3,930	68	6,128	72
Corporate bonds	1,500	22	-	-	1,500	22
Total	$14,663	84	14,758	210	29,421	294

At September 30, 2016, unrealized losses in the investment securities portfolio relating to debt securities totaled $300,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2016 tables above, two out of 170 securities issued by state and political subdivisions contained unrealized losses, 10 out of 82 securities issued by U.S. Government sponsored enterprises contained unrealized losses, and no securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2016, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2016
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$8,444	8,500
Due from one to five years	76,972	81,294
Due from five to ten years	83,725	87,937
Due after ten years	10,361	10,764
Mortgage-backed securities	71,359	73,393
Equity securities	264	535
Total	$251,125	262,423

Proceeds from sales of securities available for sale during the nine months ended September 30, 2016 were $804,000 and resulted in gross gains of $324,000.  No securities available for sale were sold during the three months ended September 30, 2016, or the three and nine months ended September 30, 2015.

Securities with a fair value of approximately $85.2 million and $91.0 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at September 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)
	September 30, 2016	December 31, 2015
Real estate loans:
Construction and land development	$59,456	65,791
Single-family residential	231,958	220,690
Single-family residential -
Banco de la Gente stated income	40,934	43,733
Commercial	240,150	228,526
Multifamily and farmland	18,727	18,080
Total real estate loans	591,225	576,820

Loans not secured by real estate:
Commercial loans	94,790	91,010
Farm loans	-	3
Consumer loans	10,036	10,027
All other loans	16,968	11,231

Total loans	713,019	689,091

Less allowance for loan losses	8,045	9,589

Total net loans	$704,974	679,502

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Union, Wake, Durham and Forsyth counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank's loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of September 30, 2016, construction and land development loans comprised approximately 8% of the Bank's total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of September 30, 2016, single-family residential loans comprised approximately 38% of the Bank's total loan portfolio, and include Banco's single-family residential stated income loans, which were approximately 6% of the Bank's total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of September 30, 2016, commercial real estate loans comprised approximately 34% of the Bank's total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower's business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of September 30, 2016, commercial loans comprised approximately 13% of the Bank's total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2016 and December 31, 2015:

September 30, 2016
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$18	13	31	59,425	59,456	-
Single-family residential	1,344	310	1,654	230,304	231,958	-
Single-family residential -
Banco de la Gente stated income	1,588	257	1,845	39,089	40,934	-
Commercial	58	-	58	240,092	240,150	-
Multifamily and farmland	-	-	-	18,727	18,727	-
Total real estate loans	3,008	580	3,588	587,637	591,225	-

Loans not secured by real estate:
Commercial loans	85	-	85	94,705	94,790	-
Farm loans	-	-	-	-	-	-
Consumer loans	95	7	102	9,934	10,036	-
All other loans	-	-	-	16,968	16,968	-
Total loans	$3,188	587	3,775	709,244	713,019	-

December 31, 2015
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$330	17	347	65,444	65,791	-
Single-family residential	2,822	1,385	4,207	216,483	220,690	-
Single-family residential -
Banco de la Gente stated income	7,021	114	7,135	36,598	43,733	-
Commercial	2,619	157	2,776	225,750	228,526	-
Multifamily and farmland	-	-	-	18,080	18,080	-
Total real estate loans	12,792	1,673	14,465	562,355	576,820	-

Loans not secured by real estate:
Commercial loans	185	40	225	90,785	91,010	17
Farm loans	-	-	-	3	3	-
Consumer loans	136	8	144	9,883	10,027	-
All other loans	-	-	-	11,231	11,231	-
Total loans	$13,113	1,721	14,834	674,257	689,091	17

The following table presents non-accrual loans as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)
	September 30, 2016	December 31, 2015
Real estate loans:
Construction and land development	$31	146
Single-family residential	1,797	4,023
Single-family residential -
Banco de la Gente stated income	1,251	1,106
Commercial	1,571	2,992
Multifamily and farmland	-	-
Total real estate loans	4,650	8,267

Loans not secured by real estate:
Commercial loans	66	113
Consumer loans	41	52
Total	$4,757	8,432

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank's impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank's troubled debt restructured ("TDR") loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $22.9 million, $25.0 million and $25.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.  Interest income recognized on accruing impaired loans was $871,000, $968,000 and $1.3 million for the nine months ended September 30, 2016, the nine months ended September 30, 2015 and the year ended December 31, 2015, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present impaired loans as of September 30, 2016 and December 31, 2015:

September 30, 2016
(Dollars in thousands)
						Nine months ended		Three months ended
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	Interest Income Recognized	Average Outstanding Impaired Loans	Interest Income Recognized
Real estate loans:
Construction and land development	$292	-	288	288	13	375	10	369	3
Single-family residential	5,731	878	4,473	5,351	46	8,921	122	6,556	40
Single-family residential -
Banco de la Gente stated income	18,603	-	18,094	18,094	1,188	17,673	657	17,395	207
Commercial	3,775	1,221	2,222	3,443	174	5,376	73	4,013	24
Multifamily and farmland	78	-	78	78	-	79	3	78	-
Total impaired real estate loans	28,479	2,099	25,155	27,254	1,421	32,424	865	28,411	274

Loans not secured by real estate:
Commercial loans	74	-	73	73	1	123	-	116	-
Consumer loans	226	-	219	219	4	235	6	225	2
Total impaired loans	$28,779	2,099	25,447	27,546	1,426	32,782	871	28,752	276

December 31, 2015
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$643	216	226	442	12	705	18
Single-family residential	8,828	1,489	6,805	8,294	189	10,852	224
Single-family residential -
Banco de la Gente stated income	20,375	-	19,215	19,215	1,143	18,414	921
Commercial	4,556	-	4,893	4,893	179	5,497	89
Multifamily and farmland	96	-	83	83	-	93	6
Total impaired real estate loans	34,498	1,705	31,222	32,927	1,523	35,561	1,258

Loans not secured by real estate:
Commercial loans	180	-	161	161	3	132	5
Consumer loans	286	-	260	260	4	283	11
Total impaired loans	$34,964	1,705	31,643	33,348	1,530	35,976	1,274

Changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2016:
Allowance for loan losses:
Beginning balance	$2,185	2,534	1,460	1,917	-	842	-	172	479	9,589
Charge-offs	-	(158)	-	(106)	-	(129)	-	(361)	-	(754)
Recoveries	8	18	-	15	-	165	-	112	-	318
Provision	(808)	(388)	(60)	(250)	47	(118)	-	291	178	(1,108)
Ending balance	$1,385	2,006	1,400	1,576	47	760	-	214	657	8,045

Three months ended September 30, 2016:
Allowance for loan losses:
Beginning balance	$1,582	2,233	1,354	1,650	46	803	-	234	638	8,540
Charge-offs	-	(35)	-	-	-	(89)	-	(122)	-	(246)
Recoveries	2	6	-	5	-	60	-	38	-	111
Provision	(199)	(198)	46	(79)	1	(14)	-	64	19	(360)
Ending balance	$1,385	2,006	1,400	1,576	47	760	-	214	657	8,045

Allowance for loan losses at September 30, 2016:
Ending balance: individually
evaluated for impairment	$-	-	1,164	167	-	-	-	-	-	1,331
Ending balance: collectively
evaluated for impairment	1,385	2,006	236	1,409	47	760	-	214	657	6,714
Ending balance	$1,385	2,006	1,400	1,576	47	760	-	214	657	8,045

Loans at September 30, 2016:
Ending balance	$59,456	231,958	40,934	240,150	18,727	94,790	-	27,004	-	713,019

Ending balance: individually
evaluated for impairment	$-	1,019	16,890	3,586	-	-	-	-	-	21,495
Ending balance: collectively
evaluated for impairment	$59,456	230,939	24,044	236,564	18,727	94,790	-	27,004	-	691,524

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$2,785	2,566	1,610	1,902	7	1,098	-	233	881	11,082
Charge-offs	(198)	(447)	(59)	(62)	-	(16)	-	(394)	-	(1,176)
Recoveries	43	30	22	15	-	96	-	115	-	321
Provision	119	676	(113)	75	(2)	(297)	-	258	(523)	193
Ending balance	$2,749	2,825	1,460	1,930	5	881	-	212	358	10,420

Three months ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$2,924	2,456	1,528	1,749	2	902	-	231	586	10,378
Charge-offs	(110)	(48)	-	-	-	(1)	-	(156)	-	(315)
Recoveries	20	21	-	5	-	43	-	33	-	122
Provision	(85)	396	(68)	176	3	(63)	-	104	(228)	235
Ending balance	$2,749	2,825	1,460	1,930	5	881	-	212	358	10,420

Allowance for loan losses September 30, 2015:
Ending balance: individually
evaluated for impairment	$-	96	1,128	227	-	-	-	-	-	1,451
Ending balance: collectively
evaluated for impairment	2,749	2,729	332	1,703	5	881	-	212	358	8,969
Ending balance	$2,749	2,825	1,460	1,930	5	881	-	212	358	10,420

Loans September 30, 2015:
Ending balance	$61,748	218,365	44,433	234,003	14,003	88,931	3	23,314	-	684,800

Ending balance: individually
evaluated for impairment	$241	2,944	18,193	3,525	-	-	-	-	-	24,903
Ending balance: collectively
evaluated for impairment	$61,507	215,421	26,240	230,478	14,003	88,931	3	23,314	-	659,897

The provision for loan losses for the three months ended September 30, 2016 was a credit of $360,000, as compared to an expense of $235,000 for the three months ended September 30, 2015.  The decrease in the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2010 and 2011 are no longer included in the historical loss calculations.

The provision for loan losses for the nine months ended September 30, 2016 was a credit of $1.1 million, as compared to an expense of $193,000 for the nine months ended September 30, 2015.  The decrease in the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2010 and 2011 are no longer included in the historical loss calculations.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2016 and December 31, 2015:

September 30, 2016
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	12,340	-	-	-	546	-	1,069	50	14,005
2- High Quality	8,012	103,847	-	39,701	2,915	28,510	-	3,399	2,580	188,964
3- Good Quality	32,958	81,307	17,136	166,724	12,150	59,125	-	4,838	12,565	386,803
4- Management Attention	11,406	25,846	15,811	27,507	1,187	6,248	-	632	1,773	90,410
5- Watch	6,858	3,854	2,807	3,321	2,475	250	-	43	-	19,608
6- Substandard	222	4,764	5,180	2,897	-	111	-	54	-	13,228
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	1	-	1
Total	$59,456	231,958	40,934	240,150	18,727	94,790	-	10,036	16,968	713,019

December 31, 2015
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	15,189	-	-	-	700	-	1,091	-	16,980
2- High Quality	10,144	86,061	-	38,647	2,998	24,955	-	3,647	1,665	168,117
3- Good Quality	35,535	78,843	19,223	148,805	12,058	58,936	3	4,571	7,828	365,802
4- Management Attention	12,544	30,259	15,029	31,824	335	5,905	-	620	1,738	98,254
5- Watch	7,265	4,322	3,308	4,561	2,689	332	-	43	-	22,520
6- Substandard	303	6,016	6,173	4,689	-	182	-	55	-	17,418
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$65,791	220,690	43,733	228,526	18,080	91,010	3	10,027	11,231	689,091

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.3 million and $8.8 million at September 30, 2016 and December 31, 2015, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $41,000 and $354,000 in performing loans classified as TDR loans at September 30, 2016 and December 31, 2015, respectively.

The following table presents an analysis of TDR loan modifications during the three and nine months ended September 30, 2016.

Three and nine months ended September 30, 2016
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$41	41
Total real estate TDR loans	1	41	41

Total TDR loans	1	$41	41

During the three and nine months ended September 30, 2016, one loan was modified that was considered to be a new TDR loan.   The interest rate was modified on this TDR loan.

There were no TDR modifications during the three months ended September 30, 2015.  The following table presents an analysis of TDR loan modifications during the nine months ended September 30, 2015.

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

There were no loans modified as TDR that defaulted during the three and nine months ended September 30, 2016 and 2015, which were within 12 months of their modification date.  Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three and nine months ended September 30, 2016 and 2015 is as follows:

For the three months ended September 30, 2016
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount

Basic earnings per share	$2,458	5,470,826	$0.45
Effect of dilutive securities:
Restricted stock units	-	74,042
Diluted earnings per share	$2,458	5,544,868	$0.44

For the nine months ended September 30, 2016
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount

Basic earnings per share	$7,875	5,497,204	$1.43
Effect of dilutive securities:
Restricted stock units	-	68,122
Diluted earnings per share	$7,875	5,565,326	$1.42

For the three months ended September 30, 2015
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,493	5,534,581	$0.45
Effect of dilutive securities:
Restricted stock units	-	52,861
Diluted earnings per share	$2,493	5,587,442	$0.45

For the nine months ended September 30, 2015
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$7,445	5,573,743	$1.34
Effect of dilutive securities:
Restricted stock units	-	45,466
Diluted earnings per share	$7,445	5,619,209	$1.32

(5)	Stock-Based Compensation

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

The Company granted 29,514 restricted stock units under the Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury ("UST") in conjunction with the Company's participation in the Capital Purchase Program ("CPP") under the Troubled Asset Relief Program ("TARP").  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company granted 15,075 restricted stock units under the Plan at a grant date fair value of $17.97 per share during the first quarter of 2015.  The Company granted 5,040 restricted stock units under the Plan at a grant date fair value of $18.60 per share during the first quarter of 2016.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015 and 2016 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company's stock price during such period.  As of September 30, 2016, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $460,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $476,000 and $282,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)
	September 30, 2016
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$73,393	-	73,393	-
U.S. Government
sponsored enterprises	39,078	-	39,078	-
State and political subdivisions	147,142	-	147,142	-
Corporate bonds	1,525	-	1,525	-
Trust preferred securities	750	-	-	750
Equity securities	535	535	-	-
Total	$262,423	535	261,138	750

(Dollars in thousands)
	December 31, 2015
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$77,887	-	77,887	-
U.S. Government
sponsored enterprises	38,417	-	38,417	-
State and political subdivisions	148,245	-	148,245	-
Corporate bonds	1,906	-	1,906	-
Trust preferred securities	750	-	-	750
Equity securities	1,325	1,325	-	-
Total	$268,530	1,325	266,455	750

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2016.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$750

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at September 30, 2016 and December 31, 2015 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management's knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2016	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$2,776	-	-	2,776
Impaired loans	$26,120	-	-	26,120
Other real estate	$26	-	-	26

(Dollars in thousands)
	Fair Value Measurements December 31, 2015	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$4,149	-	-	4,149
Impaired loans	$31,818	-	-	31,818
Other real estate	$739	-	-	739

(Dollars in thousands)
	Fair Value September 30, 2016	Fair Value December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$2,776	4,149	Rate lock commitment	N/A	N/A
Impaired loans	$26,120	31,818	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$26	739	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at September 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$82,844	82,844	-	-	82,844
Investment securities available for sale	$262,423	535	261,138	750	262,423
Other investments	$3,634	-	-	3,634	3,634
Mortgage loans held for sale	$2,776	-	-	2,776	2,776
Loans, net	$704,974	-	-	698,402	698,402
Cash surrender value of life insurance	$14,853	-	14,853	-	14,853

Liabilities:
Deposits	$861,947	-	-	855,156	855,156
Securities sold under agreements
to repurchase	$50,920	-	50,920	-	50,920
FHLB borrowings	$43,500	-	40,560	-	40,560
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$39,763	39,763	-	-	39,763
Investment securities available for sale	$268,530	1,325	266,455	750	268,530
Other investments	$3,636	-	-	3,636	3,636
Mortgage loans held for sale	$4,149	-	-	4,149	4,149
Loans, net	$679,502	-	-	683,540	683,540
Cash surrender value of life insurance	$14,546	-	14,546	-	14,546

Liabilities:
Deposits	$832,175	-	-	827,874	827,874
Securities sold under agreements
to repurchase	$27,874	-	27,874	-	27,874
FHLB borrowings	$43,500	-	43,144	-	43,144
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)	Regulatory Matters

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate to 0.50% on December 16, 2015.  This continued period of very low interest rates has presented a challenge to the Company to maintain its net interest margin as loan rates have continued to fall, primarily because of competition for credit worthy customers.  The cost of deposits has also fallen and has gotten to the point that there is little room left to reduce this cost.  While the December 2015 0.25% Fed Funds rate increase is helpful, the negative impact of such low interest rates will remain until the Fed Funds rate increases to a level approaching historical norms.

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

Results of Operations
Summary.  Net earnings were $2.5 million or $0.45 basic net earnings per share and $0.44 diluted net earnings per share for the three months ended September 30, 2016, as compared to $2.5 million or $0.45 basic and diluted net earnings per share for the same period one year ago.  The $35,000 decrease in third quarter net earnings is primarily attributable to an increase in non-interest expense, which was partially offset by an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, as discussed below.

The annualized return on average assets was 0.90% for the three months ended September 30, 2016, compared to 0.95% for the same period one year ago, and annualized return on average shareholders' equity was 8.68% for the three months ended September 30, 2016, compared to 9.57% for the same period one year ago.

Year-to-date net earnings as of  September 30, 2016 were $7.9 million or $1.43 basic net earnings per share and $1.42 diluted net earnings per share, as compared to $7.4 million or $1.34 basic net earnings per share and $1.32 diluted net earnings per share for the same period one year ago.  The increase in year-to-date net earnings is primarily attributable to an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, which were partially offset by an increase in non-interest expense, as discussed below.

The annualized return on average assets was 0.99% for the nine months ended September 30, 2016, compared to 0.96% for the same period one year ago, and annualized return on average shareholders' equity was 9.29% for the nine months ended September 30, 2016, compared to 9.48% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $9.2 million for the three months ended September 30, 2016, compared to $9.1 million for the three months ended September 30, 2015.  The increase in net interest income was primarily due to a $35,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.25% increase in the prime rate in December 2015, combined with a $46,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balance of time deposits and FHLB borrowings during the three months ended September 30, 2016, as compared to the same period one year ago.

Interest income was $10.0 million for the three months ended September 30, 2016, compared to $9.9 million for the three months ended September 30, 2015.  The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the quarter ended September 30, 2016, average loans increased $33.7 million to $709.7 million from $676.0 million for the quarter ended September 30, 2015.  During the quarter ended September 30, 2016, average investment securities available for sale decreased $12.1 million to $252.3 million from $264.4 million for the quarter ended September 30, 2015.  The average yield on loans for the quarters ended September 30, 2016 and 2015 was 4.59% and 4.75%, respectively.  The average yield on investment securities available for sale was 3.63% for the quarters ended September 30, 2016 and 2015.  The average yield on earning assets for the quarters ended September 30, 2016 and 2015 was 4.23% and 4.39%, respectively.

Interest expense was $828,000 for the three months ended September 30, 2016, compared to $874,000 for the three months ended September 30, 2015.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.11% for the three months ended September 30, 2016, as compared to 0.10% for the same period one year ago.  The average rate paid on certificates of deposit was 0.38% for the quarter ended September 30, 2016, as compared to 0.49% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.46% for the three months ended September 30, 2016, as compared to 0.49% for the same period one year ago.  During the quarter ended September 30, 2016, average certificates of deposit decreased $20.2 million to $149.9 million from $170.1 million for the quarter ended September 30, 2015.  Average FHLB borrowings decreased $6.5 million to $43.5 million for the three months ended September 30, 2016 from $50.0 million for the three months ended September 30, 2015.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2016 and 2015. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 36.64% for securities that are both federal and state tax exempt and an effective tax rate of 32.64% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$709,742	8,189	4.59%	$676,049	8,089	4.75%
Investments - taxable	78,033	454	2.31%	86,274	516	2.37%
Investments - nontaxable*	178,500	1,869	4.17%	182,628	1,919	4.17%
Other	26,327	32	0.48%	6,892	4	0.23%

Total interest-earning assets	992,602	10,544	4.23%	951,843	10,528	4.39%

Non-interest earning assets:
Cash and due from banks	47,263			40,657
Allowance for loan losses	(8,603)			(10,381)
Other assets	55,894			54,439

Total assets	$1,087,156			$1,036,558

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$453,008	126	0.11%	$412,976	106	0.10%
Time deposits	149,914	142	0.38%	170,148	211	0.49%
FHLB borrowings	43,500	426	3.90%	50,000	443	3.52%
Trust preferred securities	20,619	122	2.35%	20,619	102	1.96%
Other	47,217	12	0.10%	49,425	12	0.10%

Total interest-bearing liabilities	714,258	828	0.46%	703,168	874	0.49%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	257,707			227,658
Other liabilities	2,610			2,332
Shareholders' equity	112,581			103,400

Total liabilities and shareholder's equity	$1,087,156			$1,036,558

Net interest spread		$9,716	3.77%		9,654	3.90%

Net yield on interest-earning assets			3.89%			4.02%

Taxable equivalent adjustment
Investment securities		$562			581

Net interest income		$9,154			9,073

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $39.5 million in 2016 and $39.3 million in 2015. Tax rates of 4.00% and 5.00% were used to calculate the tax equivalent yield on these securities in 2016 and 2015, respectively.

Year-to-date net interest income as of September 30, 2016 was $27.3 million compared to $26.1 million for same period one year ago.  The increase in net interest income was primarily due to a $998,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans combined with a $184,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balance of time deposits and FHLB borrowings during the nine months ended September 30, 2016, as compared to the same period one year ago.

Interest income was $29.7 million for the nine months ended September 30, 2016 compared to $28.7 million for the same period one year ago.  Interest income on loans increased by $1.2 million primarily due to a $34.7 million increase in the average outstanding balance of loans during the nine months ended September 30, 2016, as compared to the same period one year ago.  Interest income on investment securities decreased $218,000 primarily due to a $14.5 million decrease in the average outstanding balance of available for sale securities during the nine months ended September 30, 2016, as compared to the same period one year ago.  During the nine months ended September 30, 2016, the average outstanding balance of loans increased $34.7 million to $698.3 million from $663.6 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, average investment securities available for sale decreased $14.5 million to $254.1 million from $268.6 million for the nine months ended September 30, 2015.  The average yield on loans for the nine months ended September 30, 2016 and 2015 was 4.63% and 4.64%, respectively.  The average yield on earning assets for the nine months ended September 30, 2016 and 2015 was 4.30% and 4.29%, respectively.

Interest expense was $2.5 million for the nine months ended September 30, 2016, compared to $2.6 million for the nine months ended September 30, 2015.  The decrease in interest expense was the result of lower cost of funds and reductions in certificates of deposit and FHLB borrowings.  The average rate paid on interest-bearing checking and savings accounts was 0.11% for the nine months ended September 30, 2016, as compared to 0.10% for the same period one year ago.  The average rate paid on certificates of deposits was 0.40% for the nine months ended September 30, 2016 compared to 0.52% for the same period one year ago.  Average certificates of deposit decreased $25.7 million to $152.0 million for the nine months ended September 30, 2016 from $177.7 million for the nine months ended September 30, 2015.  Average FHLB borrowings decreased $6.4 million to $43.6 million for the nine months ended September 30, 2016 from $50.0 million for the nine months ended September 30, 2015.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2016 and 2015. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 36.64% for securities that are both federal and state tax exempt and an effective tax rate of 32.64% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Nine months ended			Nine months ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$698,313	24,185	4.63%	$663,574	23,015	4.64%
Investments - taxable	79,476	1,485	2.50%	91,664	1,701	2.48%
Investments - nontaxable*	178,921	5,671	4.23%	181,524	5,723	4.22%
Other	18,816	67	0.48%	12,020	21	0.23%

Total interest-earning assets	975,526	31,408	4.30%	948,782	30,460	4.29%

Non-interest earning assets:
Cash and due from banks	43,050			43,793
Allowance for loan losses	(9,144)			(10,767)
Other assets	55,223			55,104

Total assets	$1,064,655			$1,036,912

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$441,161	367	0.11%	$416,703	324	0.10%
Time deposits	152,050	452	0.40%	177,745	685	0.52%
FHLB borrowings	43,646	1,248	3.82%	50,000	1,294	3.46%
Trust preferred securities	20,619	353	2.29%	20,619	297	1.93%
Other	39,941	30	0.10%	45,283	34	0.10%

Total interest-bearing liabilities	697,417	2,450	0.47%	710,350	2,634	0.50%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	254,829			221,166
Other liabilities	(798)			427
Shareholders' equity	113,207			104,969

Total liabilities and shareholder's equity	$1,064,655			$1,036,912

Net interest spread		$28,958	3.83%		27,826	3.79%

Net yield on interest-earning assets			3.97%			3.92%

Taxable equivalent adjustment
Investment securities		$1,705			1,755

Net interest income		$27,253			26,071

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $38.8 million in 2016 and $36.9 million in 2015. Tax rates of 4.00% and 5.00% were used to calculate the tax equivalent yield on these securities in 2016 and 2015, respectively.

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

	Three months ended September 30, 2016 compared to three months ended September 30, 2015			Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$396	(296)	100	$1,204	(34)	1,170
Investments - taxable	(49)	(13)	(62)	(227)	11	(216)
Investments - nontaxable	(43)	(7)	(50)	(82)	30	(52)
Other	17	11	28	18	28	46
Total interest income	321	(305)	16	913	35	948

Interest expense:
NOW, MMDA & savings deposits	11	9	20	20	23	43
Time deposits	(22)	(47)	(69)	(88)	(145)	(233)
FHLB borrowings	(61)	44	(17)	(173)	127	(46)
Trust preferred securities	-	20	20	-	56	56
Other	-	-	-	(4)	-	(4)
Total interest expense	(72)	26	(46)	(245)	61	(184)
Net interest income	$393	(331)	62	$1,158	(26)	1,132

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2016 was a credit of $360,000, as compared to an expense of $235,000 for the three months ended September 30, 2015.  The decrease in the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2010 and 2011 are no longer included in the historical loss calculations.

The provision for loan losses for the nine months ended September 30, 2016 was a credit of $1.1 million, as compared to an expense of $193,000 for the nine months ended September 30, 2015.  The decrease in the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2010 and 2011 are no longer included in the historical loss calculations.

Non-Interest Income.  Total non-interest income was $3.4 million for the three months ended September 30, 2016, compared to $3.3 million for the three months ended September 30, 2015.  The increase in non-interest income is primarily attributable to a $126,000 increase in mortgage banking income during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Non-interest income was $10.3 million for the nine months ended September 30, 2016, compared to $9.8 million for the nine months ended September 30, 2015.  The increase in non-interest income is primarily attributable to $324,000 in gains on the sale of securities and a $278,000 increase in mortgage banking income during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Non-Interest Expense.  Total non-interest expense was $9.6 million for the three months ended September 30, 2016, compared to $8.7 million for the three months ended September 30, 2015.  The increase in non-interest expense was primarily due to a $266,000 increase in professional fees, a $221,000 increase in other non-interest expense, a $233,000 increase in salaries and benefits expense, and a $144,000 increase in occupancy expense during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.  The increase in professional fees is primarily due to a $173,000 increase in consulting fees.

Non-interest expense was $28.2 million for the nine months ended September 30, 2016, as compared to $25.8 million for the nine months ended September 30, 2015.  The increase in non-interest expense was primarily due to a $1.0 million increase in professional fees, a $666,000 increase in occupancy expense, and a $431,000 increase in salaries and benefits expense during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.  The increase in professional fees is primarily due to a $1.2 million increase in consulting fees due to expenses associated with the Order issued in August 2015.  The Bank continues to make progress in addressing the issues identified in the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order.

Income Taxes.  The Company reported income tax expense of $872,000 and $942,000 for the three months ended September 30, 2016 and 2015, respectively.  This represented an effective tax rate of 26% and 27% for the respective periods.

The Company reported income tax expense of $2.6 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively.  This represented an effective tax rate of 25% for the nine months ended September 30, 2016 and 2015.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $262.4 million at September 30, 2016, compared to $268.5 million at December 31, 2015.  Average investment securities available for sale for the nine months ended September 30, 2016 were $254.1 million, compared to $266.8 million for the year ended December 31, 2015.

Loans.  At September 30, 2016, loans were $713.0 million, compared to $689.1 million at December 31, 2015.  Average loans represented 72% and 66% of average earning assets for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.  The Company had $2.8 million and $4.1 million in mortgage loans held for sale as of September 30, 2016 and December 31, 2015, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2016, the Company had $111.3 million in residential mortgage loans, $98.6 million in home equity loans and $320.1 million in commercial mortgage loans, which include $258.2 million secured by commercial property and $61.9 million secured by residential property.   Residential mortgage loans include $70.3 million made to customers in the Company's traditional banking offices and $41.0 million in mortgage loans originated in the Company's Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2016, the Company had $59.5 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	58	$9,786	$-
Land acquisition and development - residential purposes	227	24,767	31
1 to 4 family residential construction	82	15,055	-
Commercial construction	20	9,848	-
Total construction and land development	387	$59,456	$31

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.3 million and $8.8 million at September 30, 2016 and December 31, 2015, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were $41,000 and $354,000 in performing loans classified as TDR loans at September 30, 2016 and December 31, 2015, respectively

Allowance for Loan Losses.  The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.  The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses.  In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at September 30, 2016 was $8.0 million or 1.13% of total loans, compared to $9.6 million or 1.39% of total loans at December 31, 2015.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2016 and December 31, 2015.

	Percentage of Loans
	By Risk Grade
Risk Grade	9/30/2016	12/31/2015
Risk Grade 1 (Excellent Quality)	1.38%	1.66%
Risk Grade 2 (High Quality)	26.50%	24.40%
Risk Grade 3 (Good Quality)	54.53%	53.64%
Risk Grade 4 (Management Attention)	12.68%	14.26%
Risk Grade 5 (Watch)	2.74%	3.26%
Risk Grade 6 (Substandard)	1.86%	2.53%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2016, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $6.9 million) and one relationship exceeding $1.0 million in the Substandard risk grade (which totaled $1.3 million).  There was one relationship with loans in both the Watch and Substandard risk grades, which exceeded $1.0 million for loans in both risk grades combined.

Non-performing Assets.  Non-performing assets totaled $4.8 million at September 30, 2016 or 0.44% of total assets, compared to $9.2 million or 0.88% of total assets at December 31, 2015.  Non-accrual loans were $4.8 million at September 30, 2016 and $8.4 million at December 31, 2015.  As a percentage of total loans outstanding, non-accrual loans were 0.67% at September 30, 2016, compared to 1.22% at December 31, 2015.  Non-accrual loans include $4.6 million in commercial and residential mortgage loans, $31,000 in construction and land development loans and $107,000 in other loans at September 30, 2016, compared to $8.1 million in commercial and residential mortgage loans, $146,000 in construction and land development loans and $165,000 in other loans at December 31, 2015.  The Bank had no loans 90 days past due and still accruing at September 30, 2016.  The Bank had loans 90 days past due and still accruing totaling $17,000 at December 31, 2015. Other real estate totaled $26,000 at September 30, 2016, compared to $739,000 at December 31, 2015.

 Deposits.  Total deposits at September 30, 2016 were $861.9 million compared to $832.2 million at December 31, 2015. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $828.1 million at September 30, 2016 as compared to $801.2 million at December 31, 2015.  Certificates of deposit in amounts of $250,000 or more totaled $26.6 million at September 30, 2016, as compared to $26.9 million at December 31, 2015.  At September 30, 2016, brokered deposits were $7.2 million as compared to $4.3 million at December 31, 2015.  Brokered deposits outstanding as of September 30, 2016 had a weighted average rate of 0.06% with a weighted average original term of 23 months as compared to brokered deposits outstanding at December 31, 2015, which had a weighted average rate of 0.10% with a weighted average original term of 14 months.

Borrowed Funds. Borrowings from the FHLB totaled $43.5 million at September 30, 2016 and December 31, 2015.  The average balance of FHLB borrowings for the nine months ended September 30, 2016 was $43.6 million, compared to $49.8 million for the year ended December 31, 2015.  The FHLB borrowings outstanding at September 30, 2016 had interest rates ranging from 2.59% to 4.18% and all mature in 2018.

Securities sold under agreements to repurchase were $50.9 million at September 30, 2016 compared to $27.9 million at December 31, 2015.

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

The Company's rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the nine months ended September 30, 2016 totaled $975.5 million, exceeding average rate sensitive liabilities of $697.4 million by $278.1 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2016.

Included in the rate sensitive assets are $286.4 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee ("FOMC").  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At September 30, 2016, the Company had $180.1 million in loans with interest rate floors.  The floors were in effect on $132.0 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.77% higher than the indexed rate on the promissory notes without interest rate floors.

Liquidity. The objectives of the Company's liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2016, such unfunded commitments to extend credit were $189.6 million, while commitments in the form of standby letters of credit totaled $3.8 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company's liability mix and the result of on-going consumer and commercial banking relationships.  As of September 30, 2016, the Company's core deposits totaled $828.1 million, or 96% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank ("FRB") on a short-term basis.  The Company's policies include the ability to access wholesale funding of up to 40% of total assets.  The Company's wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company's ratio of wholesale funding to total assets was 4.62% as of September 30, 2016.

The Bank has a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $43.5 million at September 30, 2016 and December 31, 2015.  At September 30, 2016, the carrying value of loans pledged as collateral to the FHLB totaled $128.5 million compared to $124.8 million at December 31, 2015.  The remaining availability under the line of credit with the FHLB was $42.5 million at September 30, 2016 compared to $38.5 million at December 31, 2015.  The Bank had no borrowings from the FRB at September 30, 2016 or December 31, 2015.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At September 30, 2016, the carrying value of loans pledged as collateral to the FRB totaled $374.0 million compared to $365.9 million at December 31, 2015.

The Bank also had the ability to borrow up to $59.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2016.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 29.27% at September 30, 2016 and 26.10% at December 31, 2015.  The minimum required liquidity ratio as defined in the Bank's Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2016 and December 31, 2015.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company's contractual obligations and other commitments as of September 30, 2016 and December 31, 2015 are summarized in the table below.  The Company's contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2016	December 31, 2015
Contractual Cash Obligations
Long-term borrowings	$43,500	43,500
Junior subordinated debentures	20,619	20,619
Operating lease obligations	3,677	4,175
Total	$67,796	68,294
Other Commitments
Commitments to extend credit	$189,606	189,351
Standby letters of credit and financial guarantees written	3,843	3,872
Total	$193,449	193,223

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

Capital Resources.  Shareholders' equity was $110.6 million, or 10.1% of total assets, as of September 30, 2016, compared to $102.2 million, or 9.9% of total assets, as of September 30, 2015.  The increase in shareholders' equity is primarily due to an increase in retained earnings due to net income and an increase in accumulated other comprehensive income resulting from an increase in the unrealized gain on investment securities.

Annualized return on average equity for the nine months ended September 30, 2016 was 9.29% compared to 9.48% for the nine months ended September 30, 2015.  Total cash dividends paid on common stock were $1.6 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2014, the Company's Board of Directors authorized a stock repurchase program ("the 2014 Stock Repurchase Program"), pursuant to which up to $2 million was allocated to repurchase the Company's common stock.  All purchases under the 2014 Stock Repurchase Program were made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of the repurchase of shares was determined by the Company's management, based on its evaluation of market conditions and other factors.  The Company has repurchased approximately $2.0 million, or 106,587 shares of its common stock, under the 2014 Stock Repurchase Program as of September 30, 2016.

In the second quarter of 2016, the Company's Board of Directors authorized a stock repurchase program ("the 2016 Stock Repurchase Program"), pursuant to which up to $2 million will be allocated to repurchase the Company's common stock.  Any purchases under the 2016 Stock Repurchase Program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of any repurchase of shares will be determined by the Company's management, based on its evaluation of market conditions and other factors.  The 2016 Stock Repurchase Program may be suspended at any time or from time-to-time without prior notice.  The Company has repurchased approximately $2.0 million, or 92,738 shares of its common stock, under the 2016 Stock Repurchase Program as of September 30, 2016.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at September 30, 2016 and December 31, 2015 includes $20.0 million in trust preferred securities.  The Company's Tier 1 capital ratio was 15.05% and 15.37% at September 30, 2016 and December 31, 2015, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company's total risk-based capital ratio was 16.04% and16.63% at September 30, 2016 and December 31, 2015, respectively.  The Company's common equity Tier 1 capital consists of common stock and retained earnings.   The Company's common equity Tier 1 capital ratio was 12.62% and 12.79% at September 30, 2016 and December 31, 2015, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company's Tier 1 leverage capital ratio was 11.38% and 11.44% at September 30, 2016 and December 31, 2015, respectively.

The Bank's Tier 1 risk-based capital ratio was 14.67% and 14.85% at September 30, 2016 and December 31, 2015, respectively.  The total risk-based capital ratio for the Bank was 15.65% and 16.11% at September 30, 2016 and December 31, 2015, respectively.   The Bank's common equity Tier 1 capital ratio was 14.67% and 14.85% at September 30, 2016 and December 31, 2015, respectively.  The Bank's Tier 1 leverage capital ratio was 11.04% and 11.03% at September 30, 2016 and December 31, 2015, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at September 30, 2016.

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

The discussion of the Order issued by the FDIC and the Commissioner in conjunction with compliance by the Bank with the BSA and its implementing regulations on August 31, 2015 as set forth in Note (7) of the Consolidated Financial Statements included in Item 1 hereof is incorporated by reference.

Item 1A.	Risk Factors

There are no material changes from the Risk Factors as previously disclosed in the Company's Form 10-K in response to Item 1A. Part I to Form 10-K, filed with the Securities and Exchange Commission on March 14, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number of	Number (or
				Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs (2)	or Programs (3)

July 1 - 31, 2016	1,171		$20.60	-	$2,000,000

August 1 - 31, 2016	48,738		21.03	48,738	$975,018

September 1 - 30, 2016	44,394		21.79	44,000	$16,180

Total	94,303	(1)	$20.60	92,738

(1) The Company purchased 1,565 shares on the open market in the three months ended September 30, 2016 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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
period ended September 30, 2016 formatted in XBRL: (i) the Condensed
Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of
Income, (iii) the Condensed Consolidated Statements of Changes in
Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash
Flows, and (v) the Notes to the Condensed Consolidated Financial Statements,
tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 4, 2016	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2016	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)