Form 10-K
period 2016-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2017-03-16
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference inPart III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $83,741,340 based on the closing price of such common stock on June 30, 2016, which was $19.61 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,426,188 shares of common stock, outstanding at February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2016 (the "Annual Report"), which will be included as Appendix A to the Proxy Statement for the 2017 Annual Meeting of Shareholders, are incorporated by reference into Part II and included as Exhibit 13 to this Form 10-K.

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 4, 2017 (the "Proxy Statement"), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

		Notice of 2017
		Annual Meeting,
	2016 Form	Proxy Statement
	10-K	and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 11	N/A
Item 1A - Risk Factors	11 - 19	N/A
Item 1B - Unresolved Staff Comments	19	N/A
Item 2 - Properties	20	N/A
Item 3 - Legal Proceedings	20	N/A
Item 4 - Mine Safety Disclosures	20	N/A

PART II
Item 5 - Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	21 - 23	N/A
Item 6 - Selected Financial Data	23	A-3
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	24	A-4 - A-23
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	24	A-22 - A-23
Item 8 - Financial Statements and Supplementary Data	24	A-24 - A-67
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	24	N/A
Item 9A - Controls and Procedures	24 - 25	N/A
Item 9B - Other Information	25	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	25	A-68
Item 11 - Executive Compensation	25	14 - 24
Item 12 - Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	25 - 26	5 - 7
Item 13 - Certain Relationships and Related Transactions
and Director Independence	26	11 and 26
Item 14 - Principal Accountant Fees and Services	26	30 - 31

PART IV
Item 15 - Exhibits and Financial Statement Schedules	27 - 30	N/A

Signatures	31	N/A

PART I

ITEM 1.                 BUSINESS

General

Peoples Bancorp of North Carolina, Inc. ("Bancorp"), was formed in 1999 to serve as the holding company for Peoples Bank (the "Bank").  Bancorp is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA").  Bancorp's principal source of income is dividends declared and paid by the Bank on its capital stock, if any.  Bancorp has no operations and conducts no business of its own other than owning the Bank.  Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.  Bancorp and its wholly owned subsidiary, the Bank, along with the Bank's wholly owned subsidiaries are collectively called the "Company".

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 20 banking offices, as of December 31, 2016, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates loan production offices in Denver, Durham and Winston-Salem, North Carolina.  At December 31, 2016, the Company had total assets of $1.1 billion, net loans of $716.3 million, deposits of $892.9 million, total securities of $252.6 million, and shareholders' equity of $107.4 million.

The Bank operates four banking offices focused on the Latino population under the name Banco de la Gente ("Banco").  These offices are operated as a division of the Bank.  Banco offers normal and customary banking services as are offered in the Bank's other branches such as the taking of deposits and the making of loans and therefore is not considered a reportable segment of the Company.   The Bank operates one Banco loan production office in Durham County, North Carolina and one Banco loan production office in Forsyth County, North Carolina specifically designed to serve the growing Latino market.

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

At December 31, 2016, the Company employed 294 full-time employees and 37 part-time employees, which equated to 318 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company.  At December 31, 2016, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC ("CBRES") and PB Real Estate Holdings, LLC.  Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank's customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services.  Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services.  CBRES serves as a "clearing-house" for appraisal services for community banks.  Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property to be appraised is located.  This type of service ensures that the appraisal process remains independent from the financing process within the Bank.  PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and other assets obtained in the ordinary course of collecting debts previously contracted.

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

Market Area

The Bank's primary market consists of the communities in an approximate 50-mile radius around its headquarters office in Newton, North Carolina.  This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County, North Carolina.  The Bank is located only 40 miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.  The Bank has two Banco offices in Mecklenburg County, one Banco office in Union County, one Banco office in Wake County, one Banco loan production office in Durham County and one Banco loan production office in Forsyth County specifically designed to serve the growing Latino market.

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

Competition

The Bank has operated in the Catawba Valley region of North Carolina for over 100 years and is the only financial institution headquartered in Newton, North Carolina.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2016 comparative data, the Bank had 23.29% of the deposits in Catawba County, placing it second in deposit size among a total of 12 banks with branch offices in Catawba County; 8.99% of the deposits in Lincoln County, placing it fifth in deposit size among a total of ten banks with branch offices in Lincoln County; and 12.41% of the deposits in Alexander County, placing it fifth in deposit size among a total of six banks with branch offices in Alexander County.

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

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law.  The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and their subsidiaries.  This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company, the Bank and their subsidiaries.  Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.  Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly.  The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

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

Capital Adequacy.   At December 31, 2016, the Bank exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 10.88%, common equity Tier 1 risk-based capital ratio of 14.85%, Tier 1 risk-based capital ratio of 14.85% and total risk-based capital ratio of 15.78%.  At December 31, 2016, the Company also exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 11.19%, common equity Tier 1 risk-based capital ratio of 12.75%, Tier 1 risk-based capital ratio of 15.20% and total risk-based capital ratio of 16.12%.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and the Company on January 1, 2015. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and increased to 1.25% on January 1, 2017, and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

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

The final rule further requires that certain items be deducted from common equity Tier 1 capital, including (1) goodwill and other intangible assets, other than mortgage servicing rights, net of deferred tax liabilities ("DTLs"); (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs; (3) after-tax gain-on-sale associated with a securitization exposure; and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs. In addition, banking organizations must deduct from common equity Tier 1 capital the amount of certain assets, including mortgage servicing assets, that exceed certain thresholds. The final rule also allows all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available for sale debt securities in regulatory capital, as under prior capital rules.

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

The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from five to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; (ii) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment and (iii) for institutions not well rated and well capitalized, an increase not to exceed ten basis points for brokered deposits in excess of ten percent of domestic deposits.

Federal Home Loan Bank System.  The Federal Home Loan Bank ("FHLB") system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank's total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement.  On December 31, 2016, the Bank was in compliance with this requirement.

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

Loans to One Borrower.  The Bank is subject to the loans-to-one-borrower limits imposed by North Carolina law, which are substantially the same as those applicable to national banks.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank's total equity capital.  At December 31, 2016, this limit was $19.4 million.    This limit is increased by an additional 10% of the Bank's total equity capital, or $32.3 million as of December 31, 2016, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Additionally, the Company's corporate governance policies, including the charters of the Audit and Enterprise Risk, Compensation, and Governance Committees, and the Code of Business Conduct and Ethics may also be found the Company's website (www.peoplesbanknc.com). A written copy of the foregoing corporate governance policies is available upon written request to the Company.

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
The global, U.S. and North Carolina economies, have not fully recovered from disruptions in the capital and credit markets that first occurred during 2008.  From 2008 to 2013, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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
Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although some of these regulations have been promulgated, additional regulations are expected to be issued in 2017 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "Bureau") with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. It also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

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
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management.  The Bank has benefited from consistency within its senior management team, with its top three executives averaging over 18 years of service with the Bank.  The Company has entered into employment contracts with each of these top management officials.  Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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
We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area.  Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2016, commercial real estate loans comprised approximately 34% of the Bank's total loan portfolio.

•
Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower's business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2016, commercial loans comprised approximately 12% of the Bank's total loan portfolio.

•
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2016, construction and land development loans comprised approximately 9% of the Bank's total loan portfolio.

•
Single-family residential loans.  Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of December 31, 2016, single-family residential loans comprised approximately 39% of the Bank's total loan portfolio, including Banco de la Gente single-family residential stated income loans which were approximately 6% of the Bank's total loan portfolio.

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
As discussed in Part I, Item I of this Form 10-K, the Order requires the Bank to take certain affirmative actions to comply with its obligations under the BSA, including, without limitation, strengthening its Board of Directors' oversight of BSA activities; reviewing, enhancing, adopting and implementing a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported.

Although the Bank continues to make progress in addressing the issues identified in the Order and expects that it will be able to undertake and implement all other required actions within the time periods specified in the Order, failure to comply with the Order could result in enforcement actions by the FDIC and/or the Commissioner that could result in monetary penalties and that could otherwise have a materially adverse effect upon the Company and the Bank's assets, business, cash flows, financial condition, liquidity, prospects and/or results of operations.

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
 In July 2013, the Federal Reserve and the FDIC approved new rules that substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes "capital" for purposes of calculating those ratios.  The new minimum capital requirements are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

At December 31, 2016, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 20 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Monroe, Cornelius, Mooresville and Raleigh, North Carolina.  The Bank also operates loan production offices in Denver, Durham and Winston-Salem, North Carolina.  The following table sets forth certain information regarding the Bank's properties at December 31, 2016.

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

As of March 9, 2017, the Company had 672 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.   The closing market price for the Company's common stock was $29.94 on March 9, 2017.

The following table presents certain market and dividend information for the last two fiscal years.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

			Cash Dividend
2016	Low Bid	High Bid	Per Share
First Quarter	$18.28	19.35	0.08

Second Quarter	$18.41	19.85	0.10

Third Quarter	$19.26	22.77	0.10

Fourth Quarter	$19.80	26.90	0.10

			Cash Dividend
2015	Low Bid	High Bid	Per Share
First Quarter	$17.50	18.99	0.06

Second Quarter	$17.95	18.80	0.06

Third Quarter	$16.03	19.48	0.08

Fourth Quarter	$17.24	19.45	0.08

STOCK PERFORMANCE GRAPH

The following graph compares the Company's cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index.  The graph was prepared by SNL Financial, an offering of S&P Global Market Intelligence, using data as of December 31, 2016.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2016	792		$19.22	-	$1,338

February 1 - 29, 2016	710		18.79	-	$1,338

March 1 - 31, 2016	-		-	-	$1,338

April 1 - 30, 2016	-		-	-	$2,000,000

May 1 - 31, 2016	1,298		19.35	-	$2,000,000

June 1 - 30, 2016	497		19.45	-	$2,000,000

July 1 - 31, 2016	1,171		20.60	-	$2,000,000

August 1 - 31, 2016	48,738		21.03	48,738	$975,018

September 1 - 30, 2016	44,394		21.79	44,000	$16,180

October 1 - 31, 2016	1,144		20.99	-	$16,180

November 1 - 30, 2016	422		22.90	-	$16,180

December 1 - 31, 2016	-		-	-	$16,180

Total	99,166	(1)	$20.74	92,738

(1) The Company purchased 6,428 shares on the open market in the year ended December 31, 2016 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the 2016 Stock Repurchase Plan authorized by the Company's Board of Directors in 2016.

(3) Reflects dollar value of shares that may yet be purchased under the 2014 Stock Repurchase Plan authorized by the Company's Board of Directors in 2014 and the 2016 Stock Repurchase Plan authorized by the Company's Board of Directors in 2016.

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

The consolidated financial statements of the Company and supplementary data are set forth on pages A-24 through A-67 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13).  The consolidated financial statements of the Company and supplementary data set forth on pages A-24 through A-67 of the Annual Report are incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

 Elliott Davis Decosimo, PLLC, an independent, registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2016, and audited the Company's effectiveness of internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in Item 8 hereof.

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

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3), (4), (5)	Weighted-average exercise price of outstanding options, warrants and rights (6)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (7)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	97,480	$25.07	262,520
Equity compensation plans not approved by security holders	-	-	-
Total	97,480	$25.07	262,520

(1) Includes 24,159 restricted stock units granted on March 22, 2012 and 5,355 restricted stock units granted on July 26, 2012 under the February 19, 2009 Omnibus Stock Ownership and Long Term Incentive Plan (the "Omnibus Plan"). These restricted stock grants vest five years after issuance.

(2) Includes 26,795 restricted stock units granted on May 23, 2013 under the Omnibus Plan. These restricted stock grants vest on May 23, 2017.

(3) Includes 21,056 restricted stock units granted on February 20, 2014 under the Omnibus Plan. These restricted stock grants vest on February 20, 2017.

(4) Includes 15,075 restricted stock units granted on February 19, 2015 under the Omnibus Plan. These restricted stock grants vest on February 19, 2019.

(5) Includes 5,040 restricted stock units granted on February 18, 2016 under the Omnibus Plan. These restricted stock grants vest on February 20, 2020.

(6) The exercise price used for the grants of restricted stock units under the Omnibus Plan is $25.07, the closing price for the Company's stock on December 31, 2016.

(7) Reflects shares currently reserved for possible issuance under the Omnibus Plan.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1).	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

	(a)	Reports of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2016 and 2015

	( c)	Consolidated Statements of Earnings for the Years Ended December 31, 2016, 2015 and 2014

	(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014

	(e)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2016, 2015 and 2014

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

	(g)	Notes to Consolidated Financial Statements

15(a)(2).	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)(3).	Exhibits

Exhibit (3)(i)	Articles of Amendment dated December 19, 2008, regarding the Series A
Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(ii)	Articles of Amendment dated February 26, 2010, incorporated by reference to
Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange
Commission on March 25, 2010

Exhibit (3)(iii)	Articles of Incorporation of the Registrant, incorporated by reference to
Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange
Commission on September 2, 1999

Exhibit (3)(iv)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and
Exchange Commission on June 24, 2015

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form
8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (10)(i)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(ii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(iii)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(iv)	Employment agreement dated January 22, 2015 between the Registrant and
William D. Cable, Sr., incorporated by reference to Exhibit (10)(c) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(v)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(vi)	Employment agreement dated January 22, 2015 between the Registrant and
Lance A. Sellers, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(vii)	Peoples Bancorp of North Carolina, Inc. Omnibus Stock Ownership and Long
Term Incentive Plan incorporated by reference to Exhibit (10)(f) to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000

Exhibit (10)(viii)	Amendment No. 1 to the Peoples Bancorp of North Carolina, Inc. Omnibus Stock
Ownership and Long Term Incentive Plan incorporated by reference to Exhibit
(10)(e)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 15, 2007

Exhibit (10)(ix)	Amended and Restated Executive Salary Continuation Agreement between
Peoples Bank and A. Joseph Lampron, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(f)(iii) to the Form 8-K filed with the Securities and
Exchange Commission on December 29, 2008

Exhibit (10)(x)	Employment Agreement dated January 22, 2015 between the Registrant and A.
Joseph Lampron, Jr., incorporated by reference to Exhibit (10)(b) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015

Exhibit (10)(xi)	Peoples Bank Directors' and Officers' Deferral Plan, incorporated by reference to Exhibit (10)(h) to the Form 10-K filed with the Securities and Exchange
Commission on March 28, 2002

Exhibit (10)(xii)	Rabbi Trust for the Peoples Bank Directors' and Officers' Deferral Plan,
incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 28, 2002

Exhibit (10)(xiii)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit (10)(i) to the Form 10-K filed with the
Securities and Exchange Commission on March 27, 2003

Exhibit (10)(xiv)	Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp.,
incorporated by reference to Exhibit (10)(j) to the Form 10-Q filed with the
Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xv)	Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of
June 28, 2006, incorporated by reference to Exhibit (10)(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xvi)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit (10)(l) to the Form 10-Q filed with the Securities and
Exchange Commission on November 13, 2006

Exhibit (10)(xvii)	Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle
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
Price, Jr., Larry E. Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr. and
Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form
8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(xix)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and
Exchange Commission on March 20, 2009

Exhibit (11)	Statement regarding computation of per share earnings

Exhibit (12)	Statement regarding computation of ratios

Exhibit (13)	2016 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (14)	Code of Business Conduct and Ethics of Peoples Bancorp of North Carolina,
Inc., incorporated by reference to Exhibit (14) to the Form 10-K filed with the
Securities and Exchange Commission on March 25, 2005

Exhibit (16)	Letter from Porter Keadle Moore, LLC, regarding change in certifying accountant, dated June 23, 2015, which is incorporated by reference to Exhibit 16.1 of the
Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 23, 2015.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)(i)	Consent of Elliott Davis Decosimo, PLLC

Exhibit (23)(ii)	Consent of Porter Keadle Moore, LLC

Exhibit (31)(i)	Certification of principal executive officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (31)(ii)	Certification of principal financial officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company's 10-K Report for the annual period ended December 31, 2016, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 16, 2017
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 16, 2017
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 16, 2017
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 16, 2017
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 16, 2017
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 16, 2017
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 16, 2017
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 16, 2017
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 16, 2017
Larry E. Robinson

/s/ William Gregory Terry	Director	March 16, 2017
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 16, 2017
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 16, 2017
Benjamin I. Zachary