Form 10-Q
period 2017-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2017-05-05
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large Accelerate Filer	Accelerated Filer	X	Non-Accelerated Filer

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,437,740 shares of common stock, outstanding at April 30, 2017.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2017 (Unaudited) and
	December 31, 2016 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March
	31, 2017 and 2016 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months
	ended March 31, 2017 and 2016 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders' Equity for the three
	months ended March 31, 2017 and 2016 (Unaudited)	6

	Consolidated Statements of Cash Flows for the three months ended March
	31, 2017 and 2016 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-23

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 5.	Other Information	36
Item 6.	Exhibits	36-38
Signatures		39
Certifications		40-42

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared.  These statements can be identified by the use of words like "expect," "anticipate," "estimate," and "believe," variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ  include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(Dollars in thousands)
	March 31,	December 31,
Assets	2017	2016
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$55,491	53,613
of $7,145 at 3/31/17 and $6,075 at 12/31/16
Interest-bearing deposits	31,959	16,481
Cash and cash equivalents	87,450	70,094

Investment securities available for sale	244,863	249,946
Other investments	2,679	2,635
Total securities	247,542	252,581

Mortgage loans held for sale	1,340	5,709

Loans	735,861	723,811
Less allowance for loan losses	(7,263)	(7,550)
Net loans	728,598	716,261

Premises and equipment, net	18,597	16,452
Cash surrender value of life insurance	15,251	14,952
Other real estate	-	283
Accrued interest receivable and other assets	11,496	11,659
Total assets	$1,110,274	1,087,991

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$275,369	271,851
NOW, MMDA & savings	494,273	477,054
Time, $250,000 or more	24,262	26,771
Other time	114,510	117,242
Total deposits	908,414	892,918

Securities sold under agreements to repurchase	42,163	36,434
FHLB borrowings	20,000	20,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	8,941	10,592
Total liabilities	1,000,137	980,563

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,437,740 shares
at March 31, 2017 and 5,417,800 shares at December 31, 2016	44,745	44,187
Retained earnings	61,801	60,254
Accumulated other comprehensive income	3,591	2,987
Total shareholders' equity	110,137	107,428

Total liabilities and shareholders' equity	$1,110,274	1,087,991

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2017 and 2016

(Dollars in thousands, except per share amounts)

	2017	2016
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$8,280	8,023
Interest on due from banks	30	17
Interest on investment securities:
U.S. Government sponsored enterprises	604	658
State and political subdivisions	1,084	1,127
Other	66	80
Total interest income	10,064	9,905

Interest expense:
NOW, MMDA & savings deposits	132	120
Time deposits	128	162
FHLB borrowings	192	406
Junior subordinated debentures	135	113
Other	11	8
Total interest expense	598	809

Net interest income	9,466	9,096

Provision for (reduction of provision for) loan losses	(236)	(216)

Net interest income after provision for loan losses	9,702	9,312

Non-interest income:
Service charges	1,106	1,041
Other service charges and fees	155	334
Mortgage banking income	346	369
Insurance and brokerage commissions	168	158
Gain/(loss) on sale and write-down of
other real estate	(283)	77
Miscellaneous	1,384	1,345
Total non-interest income	2,876	3,324

Non-interest expense:
Salaries and employee benefits	5,234	4,581
Occupancy	1,613	1,754
Professional fees	249	935
Advertising	246	162
Debit card expense	306	266
FDIC Insurance	86	171
Other	2,061	1,623
Total non-interest expense	9,795	9,492

Earnings before income taxes	2,783	3,144

Income tax expense	578	691

Net earnings	$2,205	2,453

Basic net earnings per share	$0.41	0.45
Diluted net earnings per share	$0.40	0.44
Cash dividends declared per share	$0.12	0.08

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)	(Unaudited)

Net earnings	$2,205	2,453

Other comprehensive income:
Unrealized holding gains on securities
available for sale	586	1,472

Total other comprehensive income,
before income taxes	586	1,472

Income tax (benefit) expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	(18)	582

Total income tax (benefit) expense related to
other comprehensive income	(18)	582

Total other comprehensive income,
net of tax	604	890

Total comprehensive income	$2,809	3,343

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2017 and 2016

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2016	5,417,800	$44,187	60,254	2,987	107,428

Cash dividends declared on
common stock	-	-	(658)	-	(658)
Restricted stock units exercised	19,940	558	-	-	558
Net earnings	-	-	2,205	-	2,205
Change in accumulated other
comprehensive income, net of tax	-	-	-	604	604
Balance, March 31, 2017	5,437,740	$44,745	61,801	3,591	110,137

Balance, December 31, 2015	5,510,538	$46,171	53,183	5,510	104,864

Cash dividends declared on
common stock	-	-	(447)	-	(447)
Net earnings	-	-	2,453	-	2,453
Change in accumulated other
comprehensive loss, net of tax	-	-	-	890	890
Balance, March 31, 2016	5,510,538	$46,171	55,189	6,400	107,760

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$2,205	2,453
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,228	1,475
(Reduction)/Provision for loan losses	(236)	(216)
Deferred income taxes	(1,122)	(547)
Gain on sale of other real estate	-	(79)
Write-down of other real estate	283	2
Loss on sale of premises and equipment	33	-
Restricted stock expense	430	70
Proceeds from sales of mortgage loans held for sale	18,376	16,607
Origination of mortgage loans held for sale	(14,007)	(13,454)
Change in:
Cash surrender value of life insurance	(299)	(106)
Other assets	1,302	435
Other liabilities	(1,523)	(227)

Net cash provided by operating activities	6,670	6,413

Cash flows from investing activities:
Purchases of investment securities available for sale	(3,071)	(94)
Proceeds from sales, calls and maturities of investment securities
available for sale	2,830	40
Proceeds from paydowns of investment securities available for sale	5,152	5,130
Purchases of FHLB stock	(44)	-
FHLB stock redemption	-	2
Net change in loans	(12,101)	(4,254)
Purchases of premises and equipment	(2,647)	(71)
Proceeds from sale of other real estate and repossessions	-	786

Net cash provided (used) by investing activities	(9,881)	1,539

Cash flows from financing activities:
Net change in deposits	15,496	20,942
Net change in securities sold under agreement to repurchase	5,729	8,182
Proceeds from Fed Funds purchased	-	8,985
Repayments of Fed Funds purchased	-	(8,995)
Cash dividends paid on common stock	(658)	(447)

Net cash provided by financing activities	20,567	28,667

Net change in cash and cash equivalents	17,356	36,619

Cash and cash equivalents at beginning of period	70,094	39,763

Cash and cash equivalents at end of period	$87,450	76,382

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2017 and 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$297	809
Income taxes	$-	397

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$604	890
Issuance of accrued restricted stock units	$(558)	-
Transfers of loans to other real estate and repossessions	$-	55

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank (the "Bank"), along with the Bank's wholly owned subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc. ("REAS"), Community Bank Real Estate Solutions, LLC ("CBRES") and PB Real Estate Holdings, LLC (collectively called the "Company").  All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank operates three banking offices focused on the Latino population that were formerly operated as a division of the Bank under the name Banco de la Gente ("Banco").  These offices are now branded as Bank branches and considered a separate market territory of the Bank as they offer normal and customary banking services as are offered in the Bank's other branches such as the taking of deposits and the making of loans.

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2016) are unaudited.  In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP").  Actual results could differ from those estimates.

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition.  Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2016 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2017 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, (Topic 805):  Clarifying the Definition of a Business.  ASU No. 2017-01 adds guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In January 2017, FASB issued ASU No. 2017-04, (Topic 350):  Simplifying the Test for Goodwill Impairment.  ASU No. 2017-04 provides guidance to simplify the accounting related to goodwill impairment. ASU No. 2017-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In February 2017, FASB issued ASU No. 2017-05, (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  ASU No. 2017-05 clarifies the scope of established guidance on nonfinancial asset derecognition (issued as part of the new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers), as well as the accounting for partial sales of nonfinancial assets.  ASU No. 2017-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at March 31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)
	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$62,488	1,157	321	63,324
U.S. Government
sponsored enterprises	39,888	273	262	39,899
State and political subdivisions	135,128	4,826	101	139,854
Corporate bonds	1,500	36	-	1,536
Trust preferred securities	250	-	-	250
Total	$239,254	6,292	684	244,863

(Dollars in thousands)
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$66,654	1,221	290	67,585
U.S. Government
sponsored enterprises	38,188	308	274	38,222
State and political subdivisions	137,832	4,176	152	141,856
Corporate bonds	1,500	33	-	1,533
Trust preferred securities	750	-	-	750
Total	$244,924	5,738	716	249,946

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2017 and December 31, 2016 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$16,534	321	-	-	16,534	321
U.S. Government
sponsored enterprises	5,832	28	13,286	234	19,118	262
State and political subdivisions	7,101	74	562	27	7,663	101
Total	$29,467	423	13,848	261	43,315	684

(Dollars in thousands)
	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$15,594	290	-	-	15,594	290
U.S. Government
sponsored enterprises	10,120	94	9,562	180	19,682	274
State and political subdivisions	10,441	123	561	29	11,002	152
Total	$36,155	507	10,123	209	46,278	716

At March 31, 2017, unrealized losses in the investment securities portfolio relating to debt securities totaled $684,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2017 tables above, 12 out of 163 securities issued by state and political subdivisions contained unrealized losses, 18 out of 78 securities issued by U.S. Government sponsored enterprises contained unrealized losses, and no securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2017
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$12,140	12,273
Due from one to five years	89,495	92,754
Due from five to ten years	64,550	65,871
Due after ten years	10,331	10,391
Mortgage-backed securities	62,488	63,324
Equity securities	250	250
Total	$239,254	244,863

No securities available for sale were sold during the three months ended March 31, 2017 and 2016.

Securities with a fair value of approximately $91.1 million and $95.6 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at March 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)
	March 31, 2017	December 31, 2016
Real estate loans:
Construction and land development	$65,438	61,749
Single-family residential	239,322	240,700
Single-family residential -
Banco de la Gente stated income	39,230	40,189
Commercial	247,940	247,521
Multifamily and farmland	29,078	21,047
Total real estate loans	621,008	611,206

Loans not secured by real estate:
Commercial loans	90,923	87,596
Farm loans	897	-
Consumer loans	9,634	9,832
All other loans	13,399	15,177

Total loans	735,861	723,811

Less allowance for loan losses	7,263	7,550

Total net loans	$728,598	716,261

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg and Wake counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank's loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of March 31, 2017, construction and land development loans comprised approximately 9% of the Bank's total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of March 31, 2017, single-family residential loans comprised approximately 38% of the Bank's total loan portfolio, and include Banco's single-family residential stated income loans, which were approximately 5% of the Bank's total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of March 31, 2017, commercial real estate loans comprised approximately 34% of the Bank's total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower's business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of March 31, 2017, commercial loans comprised approximately 12% of the Bank's total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2017 and December 31, 2016:

March 31, 2017
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$176	9	185	65,253	65,438	-
Single-family residential	2,859	119	2,978	236,344	239,322	-
Single-family residential -
Banco de la Gente stated income	4,688	54	4,742	34,488	39,230	-
Commercial	1,710	122	1,832	246,108	247,940	-
Multifamily and farmland	99	78	177	28,901	29,078	-
Total real estate loans	9,532	382	9,914	611,094	621,008	-

Loans not secured by real estate:
Commercial loans	333	-	333	90,590	90,923	-
Farm loans	-	-	-	897	897	-
Consumer loans	51	8	59	9,575	9,634	-
All other loans	-	-	-	13,399	13,399	-
Total loans	$9,916	390	10,306	725,555	735,861	-

December 31, 2016
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	10	10	61,739	61,749	-
Single-family residential	4,890	80	4,970	235,730	240,700	-
Single-family residential -
Banco de la Gente stated income	5,250	249	5,499	34,690	40,189	-
Commercial	342	126	468	247,053	247,521	-
Multifamily and farmland	471	-	471	20,576	21,047	-
Total real estate loans	10,953	465	11,418	599,788	611,206	-

Loans not secured by real estate:
Commercial loans	273	-	273	87,323	87,596	-
Farm loans	-	-	-	-	-	-
Consumer loans	68	6	74	9,758	9,832	-
All other loans	3	-	3	15,174	15,177	-
Total loans	$11,297	471	11,768	712,043	723,811	-

The following table presents non-accrual loans as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)
	March 31, 2017	December 31, 2016
Real estate loans:
Construction and land development	$20	22
Single-family residential	1,492	1,662
Single-family residential -
Banco de la Gente stated income	1,405	1,340
Commercial	562	669
Multifamily and farmland	78	78
Total real estate loans	3,557	3,771

Loans not secured by real estate:
Commercial loans	-	21
Consumer loans	27	33
Total	$3,584	3,825

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank's impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank's troubled debt restructured ("TDR") loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $26.1 million, $23.5 million and $24.8 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.  Interest income recognized on accruing impaired loans was $372,000, $314,000 and $1.2 million for the three months ended March 31, 2017, the three months ended March 31, 2016 and the year ended December 31, 2016, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following tables present impaired loans as of March 31, 2017 and December 31, 2016:

March 31, 2017
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$270	-	265	265	9	272	4
Single-family residential	4,950	698	3,912	4,610	43	5,444	69
Single-family residential -
Banco de la Gente stated income	18,206	-	17,639	17,639	1,140	17,187	237
Commercial	3,617	1,269	2,081	3,350	68	3,572	59
Multifamily and farmland	78	-	78	78	-	78	-
Total impaired real estate loans	27,121	1,967	23,975	25,942	1,260	26,553	369

Loans not secured by real estate:
Commercial loans	5	-	5	5	-	16	-
Consumer loans	200	-	192	192	3	229	3
Total impaired loans	$27,326	1,967	24,172	26,139	1,263	26,798	372

December 31, 2016
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$282	-	278	278	11	330	13
Single-family residential	5,354	703	4,323	5,026	47	7,247	164
Single-family residential -
Banco de la Gente stated income	18,611	-	18,074	18,074	1,182	17,673	861
Commercial	3,750	1,299	2,197	3,496	166	4,657	152
Multifamily and farmland	78	-	78	78	-	78	-
Total impaired real estate loans	28,075	2,002	24,950	26,952	1,406	29,985	1,190

Loans not secured by real estate:
Commercial loans	27	-	27	27	-	95	-
Consumer loans	211	-	202	202	3	222	8
Total impaired loans	$28,313	2,002	25,179	27,181	1,409	30,302	1,198

Changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2017
Allowance for loan losses:
Beginning balance	$1,152	2,126	1,377	1,593	52	675	-	204	371	7,550
Charge-offs	-	(20)	-	-	-	(2)	-	(109)	-	(131)
Recoveries	8	7	-	7	-	8	-	50	-	80
Provision	(191)	(110)	(49)	55	21	(53)	-	33	58	(236)
Ending balance	$969	2,003	1,328	1,655	73	628	-	178	429	7,263

Allowance for loan losses March 31, 2017
Ending balance: individually
evaluated for impairment	$-	-	1,120	62	-	-	-	-	-	1,182
Ending balance: collectively
evaluated for impairment	969	2,003	208	1,593	73	628	-	178	429	6,081
Ending balance	$969	2,003	1,328	1,655	73	628	-	178	429	7,263

Loans March 31, 2017:
Ending balance	$65,438	239,322	39,230	247,940	29,078	90,923	897	23,033	-	735,861

Ending balance: individually
evaluated for impairment	$-	1,630	16,303	2,736	-	-	-	-	-	20,669
Ending balance: collectively
evaluated for impairment	$65,438	237,692	22,927	245,204	29,078	90,923	897	23,033	-	715,192

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$2,185	2,534	1,460	1,917	-	842	-	172	479	9,589
Charge-offs	-	(59)	-	(106)	-	(29)	-	(128)	-	(322)
Recoveries	3	8	-	5	-	6	-	43	-	65
Provision	(344)	(8)	(37)	(28)	-	(9)	-	103	107	(216)
Ending balance	$1,844	2,475	1,423	1,788	-	810	-	190	586	9,116

Allowance for loan losses March 31, 2016:
Ending balance: individually
evaluated for impairment	$-	95	1,107	170	-	-	-	-	-	1,372
Ending balance: collectively
evaluated for impairment	1,844	2,380	316	1,618	-	810	-	190	586	7,744
Ending balance	$1,844	2,475	1,423	1,788	-	810	-	190	586	9,116

Loans March 31, 2016:
Ending balance	$63,973	223,104	42,951	228,166	18,122	91,784	2	24,931	-	693,033

Ending balance: individually
evaluated for impairment	$-	2,612	17,711	4,890	-	-	-	-	-	25,213
Ending balance: collectively
evaluated for impairment	$63,973	220,492	25,240	223,276	18,122	91,784	2	24,931	-	667,820

The provision for loan losses for the three months ended March 31, 2017 was a credit of $236,000, as compared to a credit of $216,000 for the three months ended March 31, 2016.  The increase in the credit to the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2011 and 2012 are no longer included in the historical loss calculations.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2017 and December 31, 2016:

March 31, 2017
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	10,648	-	-	-	462	-	941	-	12,051
2- High Quality	10,141	110,210	-	40,047	2,853	20,133	-	3,210	1,197	187,791
3- Good Quality	37,888	85,707	16,331	179,746	22,628	64,341	853	4,807	10,473	422,774
4- Management Attention	10,203	24,524	15,458	21,720	2,334	5,446	44	604	1,729	82,062
5- Watch	6,909	4,912	3,728	5,817	1,185	505	-	24	-	23,080
6- Substandard	297	3,321	3,713	610	78	36	-	44	-	8,099
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$65,438	239,322	39,230	247,940	29,078	90,923	897	9,634	13,399	735,861

December 31, 2016
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	14,996	-	-	-	541	-	959	-	16,496
2- High Quality	9,784	109,809	-	39,769	2,884	26,006	-	3,335	2,507	194,094
3- Good Quality	33,633	82,147	16,703	176,109	14,529	55,155	-	4,842	10,921	394,039
4- Management Attention	10,892	25,219	15,580	24,753	2,355	5,586	-	619	1,749	86,753
5- Watch	7,229	4,682	3,943	4,906	1,201	246	-	31	-	22,238
6- Substandard	211	3,847	3,963	1,984	78	62	-	42	-	10,187
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$61,749	240,700	40,189	247,521	21,047	87,596	-	9,832	15,177	723,811

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.7 million and $5.9 million at March 31, 2017 and December 31, 2016, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at March 31, 2017.  There was $81,000 in performing loans classified as TDR loans at December 31, 2016.

There were no new TDR modifications during the three months ended March 31, 2017 and 2016.

There were no loans modified as TDR that defaulted during the three months ended March 31, 2017 and 2016, which were within 12 months of their modification date.  Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months ended March 31, 2017 and 2016 is as follows:

For the three months ended March 31, 2017
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,205	5,427,278	$0.41
Effect of dilutive securities:
Restricted stock units	-	83,764
Diluted earnings per share	$2,205	5,511,042	$0.40

For the three months ended March 31, 2016
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,453	5,510,538	$0.45
Effect of dilutive securities:
Restricted stock units	-	62,599
Diluted earnings per share	$2,453	5,573,137	$0.44

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the "Plan") whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees.  A total of 258,780 shares are currently reserved for possible issuance under the Plan.   All stock-based rights under the Plan must be granted or awarded by May 7, 2019 (or ten years from the Plan effective date).

The Company granted 29,514 restricted stock units under the Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury ("UST") in conjunction with the Company's participation in the Capital Purchase Program ("CPP") under the Troubled Asset Relief Program ("TARP").  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company granted 15,075 restricted stock units under the Plan at a grant date fair value of $17.97 per share during the first quarter of 2015.  The Company granted 5,040 restricted stock units under the Plan at a grant date fair value of $18.60 per share during the first quarter of 2016.  The Company granted 3,740 restricted stock units under the Plan at a grant date fair value of $27.50 per share during the first quarter of 2017.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016 and 2017 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company's stock price during such period.  As of March 31, 2017, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $444,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $430,000 and $70,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)
	March 31, 2017
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$63,324	-	63,324	-
U.S. Government
sponsored enterprises	$39,899	-	39,899	-
State and political subdivisions	$139,854	-	139,854	-
Corporate bonds	$1,536	-	1,536	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2016
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$67,585	-	67,585	-
U.S. Government
sponsored enterprises	$38,222	-	38,222	-
State and political subdivisions	$141,856	-	141,856	-
Corporate bonds	$1,533	-	1,533	-
Trust preferred securities	$750	-	-	750

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2017.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	(500)
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at March 31, 2017 and December 31, 2016 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management's knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2017	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$1,340	-	-	1,340
Impaired loans	$24,876	-	-	24,876
Other real estate	$-	-	-	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2016	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$5,709	-	-	5,709
Impaired loans	$25,772	-	-	25,931
Other real estate	$283	-	-	283

(Dollars in thousands)
	Fair Value March 31, 2017	Fair Value December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$1,340	5,709	Rate lock commitment	N/A	N/A
Impaired loans	$24,876	25,772	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$-	283	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$87,450	87,450	-	-	87,450
Investment securities available for sale	$244,863	-	244,613	250	244,863
Other investments	$2,679	-	-	2,679	2,679
Mortgage loans held for sale	$1,340	-	-	1,340	1,340
Loans, net	$728,598	-	-	740,158	740,158
Cash surrender value of life insurance	$15,251	-	15,251	-	15,251

Liabilities:
Deposits	$908,414	-	-	898,994	898,994
Securities sold under agreements
to repurchase	$42,163	-	42,163	-	42,163
FHLB borrowings	$20,000	-	19,919	-	19,919
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$70,094	70,094	-	-	70,094
Investment securities available for sale	$249,946	-	249,196	750	249,946
Other investments	$2,635	-	-	2,635	2,635
Mortgage loans held for sale	$5,709	-	-	5,709	5,709
Loans, net	$716,261	-	-	720,675	720,675
Cash surrender value of life insurance	$14,952	-	14,952	-	14,952

Liabilities:
Deposits	$892,918	-	-	884,510	884,510
Securities sold under agreements
to repurchase	$36,434	-	36,434	-	36,434
FHLB borrowings	$20,000	-	18,864	-	18,864
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)	Regulatory Matters

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company's Consolidated Financial Statements and Notes thereto on pages A-24 through A-67 of the Company's 2016 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2017 Annual Meeting of Shareholders.

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell and Wake counties, operating under the banking laws of North Carolina and the rules and regulations of the FDIC.

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate to 0.50% on December 16, 2015, 0.75% on December 14, 2016 and 1.00% on March 15, 2017.  This continued period of historically low interest rates has presented a challenge to the Company to maintain its net interest margin as loan rates fell and remained low, primarily because of competition for credit worthy customers.  The cost of deposits has also fallen but has reached the point where there is little room left to reduce this cost.  While the 0.25% Fed Funds rate increases in December 2015, December 2016 and March 2017 will be helpful, the negative impact of such low interest rates will remain until the Fed Funds rate increases to levels approaching historical norms.

Summary of Significant Accounting Policies
The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition.  Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A more complete description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2016 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2017 Annual Meeting of Shareholders.

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

Results of Operations
Summary.  Net earnings were $2.2 million or $0.41 basic net earnings per share and $0.40 diluted net earnings per share for the three months ended March 31, 2017, as compared to $2.5 million or $0.45 basic net earnings per share and $0.44 diluted net earnings per share for the same period one year ago.  The decrease in first quarter net earnings is primarily attributable to a decrease in non-interest income and an increase in non-interest expense, which were partially offset by an increase in net interest income and an increase in the credit to the provision for loan losses, as discussed below.

The annualized return on average assets was 0.82% for the three months ended March 31, 2017, compared to 0.94% for the same period one year ago, and annualized return on average shareholders' equity was 8.25% for the three months ended March 31, 2017, compared to 9.13% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $9.5 million for the three months ended March 31, 2017, compared to $9.1 million for the three months ended March 31, 2016.  The increase in net interest income was primarily due to a $159,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.25% increase in the prime rate in December 2016, combined with a $211,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balance of FHLB borrowings during the three months ended March 31, 2017, as compared to the same period one year ago.

Interest income was $10.1 million for the three months ended March 31, 2017, compared to $9.9 million for the three months ended March 31, 2016.  The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities.  During the quarter ended March 31, 2017, average loans increased $37.7 million to $729.5 million from $691.8 million for the quarter ended March 31, 2016.  During the quarter ended March 31, 2017, average investment securities available for sale decreased $16.1 million to $240.8 million from $256.9 million for the quarter ended March 31, 2016.  The average yield on loans for the quarters ended March 31, 2017 and 2016 was 4.60% and 4.66%, respectively.  The average yield on investment securities available for sale was 3.75% and 3.73% for the quarters ended March 31, 2017 and 2016, respectively.  The average yield on earning assets was 4.35% for the quarters ended March 31, 2017 and 2016.

  Interest expense was $598,000 for the three months ended March 31, 2017, compared to $809,000 for the three months ended March 31, 2016.  The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.11% for the three months ended March 31, 2017 and 2016.  The average rate paid on certificates of deposit was 0.37% for the quarter ended March 31, 2017, as compared to 0.42% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.34% for the three months ended March 31, 2017, as compared to 0.47% for the same period one year ago.  During the quarter ended March 31, 2017, average certificates of deposit decreased $13.5 million to $140.9 million from $154.4 million for the quarter ended March 31, 2016.  Average FHLB borrowings decreased $23.9 million to $20.0 million for the three months ended March 31, 2017 from $43.9 million for the three months ended March 31, 2016.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2017 and 2016. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$729,475	8,281	4.60%	$691,834	8,023	4.66%
Investments - taxable	69,666	439	2.56%	82,077	545	2.67%
Investments - nontaxable*	174,387	1,868	4.34%	179,124	1,893	4.25%
Other	15,336	30	0.79%	14,910	17	0.46%

Total interest-earning assets	988,864	10,618	4.35%	967,945	10,478	4.35%

Non-interest earning assets:
Cash and due from banks	43,050			34,503
Allowance for loan losses	(7,626)			(9,611)
Other assets	62,181			54,176

Total assets	$1,086,469			$1,047,013

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$480,964	132	0.11%	$435,501	120	0.11%
Time deposits	140,927	128	0.37%	154,357	162	0.42%
FHLB borrowings	20,000	192	3.89%	43,940	406	3.72%
Trust preferred securities	20,619	135	2.66%	20,619	113	2.20%
Other	42,384	11	0.11%	33,136	8	0.10%

Total interest-bearing liabilities	704,894	598	0.34%	687,553	809	0.47%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	268,511			249,128
Other liabilities	4,679			2,294
Shareholders' equity	108,385			108,038

Total liabilities and shareholder's equity	$1,086,469			$1,047,013

Net interest spread		$10,020	4.02%		9,669	3.88%

Net yield on interest-earning assets			4.11%			4.02%

Taxable equivalent adjustment
Investment securities		$554			573

Net interest income		$9,466			9,096

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $38.3 million in 2017 and $37.8 million in 2016. Tax rates of 3.00% and 4.00% were used to calculate the tax equivalent yield on these securities in 2017 and 2016, respectively.

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

	Three months ended March 31, 2017 compared to three months ended March 31, 2016			Three months ended March 31, 2016 compared to three months ended March 31, 2015
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$432	(174)	258	$430	-	430
Investments - taxable	(80)	(26)	(106)	(98)	22	(76)
Investments - nontaxable	(51)	26	(25)	(5)	(35)	(40)
Other	1	12	13	(2)	10	8
Total interest income	302	(162)	140	325	(3)	322

Interest expense:
NOW, MMDA & savings deposits	12	-	12	5	4	9
Time deposits	(13)	(21)	(34)	(38)	(47)	(85)
FHLB borrowings	(225)	11	(214)	(53)	41	(12)
Trust preferred securities	-	22	22	-	16	16
Other	3	-	3	(3)	-	(3)
Total interest expense	(223)	12	(211)	(89)	14	(75)
Net interest income	$525	(174)	351	$414	(17)	397

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2017 was a credit of $236,000, as compared to a credit of $216,000 for the three months ended March 31, 2016.  The increase in the credit to the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses resulting from lower historical loss rates used to calculate the ASC 450-20 reserve as the elevated level of loan losses incurred in 2011 and 2012 are no longer included in the historical loss calculations.

Non-Interest Income.  Total non-interest income was $2.9 million for the three months ended March 31, 2017, compared to $3.3 million for the three months ended March 31, 2016.  The decrease in non-interest income is primarily attributable to a $360,000 increase in net losses on other real estate owned properties and a $114,000 decrease in service charges and fees during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Non-Interest Expense.  Total non-interest expense was $9.8 million for the three months ended March 31, 2017, compared to $9.5 million for the three months ended March 31, 2016.  The increase in non-interest expense was primarily due to a $653,000 increase in salaries and benefits expense and a $438,000 increase in other non-interest expense, which were partially offset by a $686,000 decrease in professional fees, and a $141,000 decrease in occupancy expense during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  The increase in salaries and benefits expense is primarily due to an increase in the number of full-time equivalent employees and annual salary increases combined with an increase in expense associated with restricted stock units issued to officers due to an increase in the Company's stock price from $25.07 at December 31, 2016 to $29.70 at March 31, 2017.  The increase in other non-interest expense is primarily due to increases in telecommunications expense, expense associated with restricted stock units issued to directors, deposit program expense and fraud/forgery expense.  The decrease in professional fees is primarily due to a decrease in consulting fees associated with the Order issued in August 2015.

Income Taxes.  The Company reported income tax expense of $578,000 and $691,000 for the three months ended March 31, 2017 and 2016, respectively.  This represented an effective tax rate of 21% and 22% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $244.9 million at March 31, 2017, compared to $249.9 million at December 31, 2016.  Average investment securities available for sale for the three months ended March 31, 2017 were $240.8 million, compared to $252.7 million for the year ended December 31, 2016.

Loans.  At March 31, 2017, loans were $735.9 million, compared to $723.8 million at December 31, 2016.  Average loans represented 74% and 71% of average earning assets for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.  The Company had $1.3 million and $5.7 million in mortgage loans held for sale as of March 31, 2017 and December 31, 2016, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2017, the Company had $116.7 million in residential mortgage loans, $98.6 million in home equity loans and $353.9 million in commercial mortgage loans, which include $277.0 million secured by commercial property and $76.9 million secured by residential property.   Residential mortgage loans include $77.5 million made to customers in the Company's traditional banking offices and $39.2 million in mortgage loans originated in the Company's Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2017, the Company had $65.4 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	53	$9,122	$-
Land acquisition and development - residential purposes	212	25,245	20
1 to 4 family residential construction	108	19,891	-
Commercial construction	19	11,180	-
Total construction and land development	392	$65,438	$20

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.7 million and $5.9 million at March 31, 2017 and December 31, 2016, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at March 31, 2017.  There was $81,000 in performing loans classified as TDR loans at December 31, 2016.

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

Effective December 31, 2012, stated income mortgage loans from the former Banco division of the Bank were analyzed separately from other single family residential loans in the Bank's loan portfolio.  These loans are first mortgage loans made to the Latino market, primarily in Mecklenburg, North Carolina and surrounding counties.  These loans are non-traditional mortgages in that the customer normally did not have a credit history, so all credit information was accumulated by the loan officers.  These loans were made as stated income loans rather than full documentation loans because the customer may not have had complete documentation on the income supporting the loan.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at March 31, 2017 was $7.3 million or 0.99% of total loans, compared to $7.6 million or 1.04% of total loans at December 31, 2016.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2017 and December 31, 2016.

	Percentage of Loans
	By Risk Grade
Risk Grade	3/31/2017	12/31/2016
Risk Grade 1 (Excellent Quality)	1.64%	2.28%
Risk Grade 2 (High Quality)	25.52%	26.82%
Risk Grade 3 (Good Quality)	57.45%	54.44%
Risk Grade 4 (Management Attention)	11.15%	11.99%
Risk Grade 5 (Watch)	3.14%	3.07%
Risk Grade 6 (Substandard)	1.10%	1.41%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2017, including non-accrual loans, there were five relationships exceeding $1.0 million in the Watch risk grade (which totaled $8.4 million) and no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets.  Non-performing assets totaled $3.6 million at March 31, 2017 or 0.32% of total assets, compared to $4.1 million or 0.38% of total assets at December 31, 2016.  Non-accrual loans were $3.6 million at March 31, 2017 and $3.8 million at December 31, 2016.  As a percentage of total loans outstanding, non-accrual loans were 0.49% at March 31, 2017, compared to 0.53% at December 31, 2016.  Non-accrual loans include $3.5 million in commercial and residential mortgage loans, $20,000 in construction and land development loans and $28,000 in other loans at March 31, 2017, compared to $3.7 million in commercial and residential mortgage loans, $22,000 in construction and land development loans and $54,000 in other loans at December 31, 2016.  The Bank had no loans 90 days past due and still accruing at March 31, 2017 and December 31, 2016.  The Bank had no other real estate owned at March 31, 2017.  Other real estate totaled $283,000 at December 31, 2016.

 Deposits.  Total deposits at March 31, 2017 were $908.4 million compared to $892.9 million at December 31, 2016. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $883.4 million at March 31, 2017 as compared to $865.4 million at December 31, 2016.  Certificates of deposit in amounts of $250,000 or more totaled $24.3 million at March 31, 2017, as compared to $26.8 million at December 31, 2016.  At March 31, 2017, brokered deposits were $5.6 million as compared to $7.2 million at December 31, 2016.  Brokered deposits outstanding as of March 31, 2017 had a weighted average rate of 0.07% with a weighted average original term of 27 months as compared to brokered deposits outstanding at December 31, 2016, which had a weighted average rate of 0.05% with a weighted average original term of 23 months.

Borrowed Funds. Borrowings from the FHLB totaled $20.0 million at March 31, 2017 and December 31, 2016.  The average balance of FHLB borrowings for the three months ended March 31, 2017 was $20.0 million, compared to $42.9 million for the year ended December 31, 2016.  The FHLB borrowings outstanding at March 31, 2017 had interest rates ranging from 2.84% to 4.26% and all mature in 2018.

Securities sold under agreements to repurchase were $42.2 million at March 31, 2017 compared to $36.4 million at December 31, 2016.

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

The Company's rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the three months ended March 31, 2017 totaled $988.9 million, exceeding average rate sensitive liabilities of $704.9 million by $284.0 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of March 31, 2017.

Included in the rate sensitive assets are $284.9 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee ("FOMC").  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At March 31, 2017, the Company had $178.8 million in loans with interest rate floors.  The floors were in effect on $54.8 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.74% higher than the indexed rate on the promissory notes without interest rate floors.

 Liquidity. The objectives of the Company's liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of March 31, 2017, such unfunded commitments to extend credit were $195.9 million, while commitments in the form of standby letters of credit totaled $3.7 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company's liability mix and the result of on-going consumer and commercial banking relationships.  As of March 31, 2017, the Company's core deposits totaled $883.4 million, or 97% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank ("FRB") on a short-term basis.  The Company's policies include the ability to access wholesale funding of up to 40% of total assets.  The Company's wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company's ratio of wholesale funding to total assets was 2.31% as of March 31, 2017.

The Bank has a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $20.0 million at March 31, 2017 and December 31, 2016.  At March 31, 2017, the carrying value of loans pledged as collateral to the FHLB totaled $130.0 million compared to $128.3 million at December 31, 2016.  The remaining availability under the line of credit with the FHLB was $67.1 million at March 31, 2017 compared to $66.8 million at December 31, 2016.  The Bank had no borrowings from the FRB at March 31, 2017 or December 31, 2016.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At March 31, 2017, the carrying value of loans pledged as collateral to the FRB totaled $382.2 million compared to $374.5 million at December 31, 2016.

The Bank also had the ability to borrow up to $59.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2017.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 27.14% at March 31, 2017 and 24.78% at December 31, 2016.  The minimum required liquidity ratio as defined in the Bank's Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2017 and December 31, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company's contractual obligations and other commitments as of March 31, 2017 and December 31, 2016 are summarized in the table below.  The Company's contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2017	December 31, 2016
Contractual Cash Obligations
Long-term borrowings	$20,000	20,000
Junior subordinated debentures	20,619	20,619
Corporate Center renovation	1,399	2,170
Operating lease obligations	4,582	4,648
Total	$46,600	47,437
Other Commitments
Commitments to extend credit	$195,902	195,528
Standby letters of credit and financial guarantees written	3,717	3,728
Income tax credits	2,730	2,864
Total	$202,349	202,120

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

Capital Resources.  Shareholders' equity was $110.1 million, or 9.9% of total assets, as of March 31, 2017, compared to $107.4 million, or 9.9% of total assets, as of December 31, 2016.  The increase in shareholders' equity is primarily due to an increase in retained earnings due to net income and an increase in accumulated other comprehensive income resulting from an increase in the unrealized gain on investment securities.

Annualized return on average equity for the three months ended March 31, 2017 was 8.25% compared to 9.13% for the three months ended March 31, 2016.  Total cash dividends paid on common stock were $658,000 and $447,000 for the three months ended March 31, 2017 and 2016, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In the 2016, the Company's Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million was allocated to repurchase the Company's common stock.  Any purchases under the Company's stock repurchase program were made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of any repurchase of shares were determined by the Company's management, based on its evaluation of market conditions and other factors.  The Company has repurchased approximately $2.0 million, or 92,738 shares of its common stock, under this program as of March 31, 2017.

In 2013, the Federal Reserve Board approved its final rule on the Basel III capital standards, which implement changes to the regulatory capital framework for banking organizations.  The Basel III capital standards, which became effective January 1, 2015, include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total risk based capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% (unchanged from previous rules).  An additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes beginning on January 1, 2016 at 0.625% and is being phased in through 2019 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019).  This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained earnings that could be utilized for such actions.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at March 31, 2017 and December 31, 2016 includes $20.0 million in trust preferred securities.  The Company's Tier 1 capital ratio was 15.45% and 15.20% at March 31, 2017 and December 31, 2016, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company's total risk-based capital ratio was 16.34% and 16.12% at March 31, 2017 and December 31, 2016, respectively.  The Company's common equity Tier 1 capital consists of common stock and retained earnings.   The Company's common equity Tier 1 capital ratio was 13.01% and 12.75% at March 31, 2017 and December 31, 2016, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company's Tier 1 leverage capital ratio was 11.65% and 11.19% at March 31, 2017 and December 31, 2016, respectively.

The Bank's Tier 1 risk-based capital ratio was 15.14% and 14.85% at March 31, 2017 and December 31, 2016, respectively.  The total risk-based capital ratio for the Bank was 16.03% and 15.78% at March 31, 2017 and December 31, 2016, respectively.   The Bank's common equity Tier 1 capital ratio was 15.14% and 14.85% at March 31, 2017 and December 31, 2016, respectively.  The Bank's Tier 1 leverage capital ratio was 11.34% and 10.88% at March 31, 2017 and December 31, 2016, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at March 31, 2017.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There are no material changes from the Quantitative and Qualitative Disclosures About Market Risk as previously disclosed in the Company's Form 10-K in response to Item 3 to Form 10-K, filed with Securities and Exchange Commission on March 16, 2017.

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

There are no material changes from the Risk Factors as previously disclosed in the Company's Form 10-K in response to Item 1A. Part I to Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1 - 31, 2017	1,012		$26.50	-	$16,180

February 1 - 28, 2017	-		-	-	$16,180

March 1 - 31, 2017	294		27.75	-	$16,180

Total	1,306	(1)	$26.78	-

(1) The Company purchased 1,306 shares on the open market in the three months ended March 31, 2017 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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
period ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 5, 2017	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2017	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)