Form 10-Q
period 2017-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2017-08-02
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Large Accelerate Filer	Accelerated Filer	X	Non-Accelerated Filer

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,450,412 shares of common stock, outstanding at July 31, 2017.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2017 (Unaudited) and December
	31, 2016 (Audited)	3

	Consolidated Statements of Earnings for the three and six months ended
	June 30, 2017 and 2016 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and six
	months ended June 30, 2017 and 2016 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders'Equity for the six
	months ended June 30, 2017 and 2016 (Unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30,
	2017 and 2016 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-24

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	25-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4T.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	40
Item 5.	Other Information	40
Item 6.	Exhibits	40-42
Signatures		43
Certifications		44-46

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(Dollars in thousands)
	June 30,	December 31,
Assets	2017	2016
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$54,100	53,613
of $8,947 at 6/30/17 and $6,075 at 12/31/16
Interest-bearing deposits	20,955	16,481
Cash and cash equivalents	75,055	70,094

Investment securities available for sale	241,320	249,946
Other investments	2,680	2,635
Total securities	244,000	252,581

Mortgage loans held for sale	3,513	5,709

Loans	745,038	723,811
Less allowance for loan losses	(7,167)	(7,550)
Net loans	737,871	716,261

Premises and equipment, net	19,385	16,452
Cash surrender value of life insurance	15,351	14,952
Other real estate	-	283
Accrued interest receivable and other assets	11,809	11,659
Total assets	$1,106,984	1,087,991

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$276,614	271,851
NOW, MMDA & savings	483,440	477,054
Time, $250,000 or more	22,462	26,771
Other time	109,969	117,242
Total deposits	892,485	892,918

Securities sold under agreements to repurchase	49,977	36,434
FHLB borrowings	20,000	20,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,971	10,592
Total liabilities	993,052	980,563

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,448,454 shares
at June 30, 2017 and 5,417,800 shares at December 31, 2016	45,039	44,187
Retained earnings	63,954	60,254
Accumulated other comprehensive income	4,939	2,987
Total shareholders' equity	113,932	107,428

Total liabilities and shareholders' equity	$1,106,984	1,087,991

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Six Months Ended June 30, 2017 and 2016

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$8,689	7,973	16,969	15,996
Interest on due from banks	48	18	78	35
Interest on investment securities:
U.S. Government sponsored enterprises	613	649	1,217	1,307
State and political subdivisions	1,067	1,118	2,151	2,245
Other	44	57	110	137
Total interest income	10,461	9,815	20,525	19,720

Interest expense:
NOW, MMDA & savings deposits	143	121	275	241
Time deposits	120	148	248	310
FHLB borrowings	201	416	393	822
Junior subordinated debentures	145	118	280	231
Other	13	10	24	18
Total interest expense	622	813	1,220	1,622

Net interest income	9,839	9,002	19,305	18,098

Provision for (reduction of provision for) loan losses	49	(531)	(187)	(748)

Net interest income after provision for loan losses	9,790	9,533	19,492	18,846

Non-interest income:
Service charges	1,094	1,087	2,200	2,128
Other service charges and fees	147	202	302	536
Gain on sale of securities	-	324	-	324
Mortgage banking income	319	292	665	661
Insurance and brokerage commissions	179	156	347	314
Gain/(loss) on sale and write-down of
other real estate	-	3	(283)	80
Miscellaneous	1,542	1,508	2,926	2,853
Total non-interest income	3,281	3,572	6,157	6,896

Non-interest expense:
Salaries and employee benefits	4,871	4,704	10,105	9,285
Occupancy	1,699	1,734	3,312	3,488
Professional fees	236	239	485	1,174
Advertising	366	148	612	310
Debit card expense	268	333	574	599
FDIC Insurance	87	164	173	335
Other	1,808	1,787	3,869	3,410
Total non-interest expense	9,335	9,109	19,130	18,601

Earnings before income taxes	3,736	3,996	6,519	7,141

Income tax expense	925	1,032	1,503	1,723

Net earnings	$2,811	2,964	5,016	5,418

Basic net earnings per share	$0.52	0.54	0.92	0.98
Diluted net earnings per share	$0.51	0.53	0.91	0.97
Cash dividends declared per share	$0.12	0.10	0.24	0.18

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,811	2,964	5,016	5,418

Other comprehensive income:
Unrealized holding gains on securities
available for sale	2,107	2,844	2,694	4,273
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	(324)	-	(324)

Total other comprehensive income,
before income taxes	2,107	2,520	2,694	3,949

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	758	1,026	742	1,566
Reclassification adjustment for gains
on securities available for sale
included in net earnings	-	(126)	-	(126)

Total income tax expense related to
other comprehensive income	758	900	742	1,440

Total other comprehensive income,
net of tax	1,349	1,620	1,952	2,509

Total comprehensive income	$4,160	4,584	6,968	7,927

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2016	5,417,800	$44,187	60,254	2,987	107,428

Cash dividends declared on
common stock	-	-	(1,316)	-	(1,316)
Restricted stock units exercised	30,654	852	-	-	852
Net earnings	-	-	5,016	-	5,016
Change in accumulated other
comprehensive income, net of tax	-	-	-	1,952	1,952
Balance, June 30, 2017	5,448,454	$45,039	63,954	4,939	113,932

Balance, December 31, 2015	5,510,538	$46,171	53,183	5,510	104,864

Cash dividends declared on
common stock	-	-	(1,007)	-	(1,007)
Net earnings	-	-	5,418	-	5,418
Change in accumulated other
comprehensive income, net of tax	-	-	-	2,509	2,509
Balance, June 30, 2016	5,510,538	$46,171	57,594	8,019	111,784

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$5,016	5,418
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,506	2,862
(Reduction)/Provision for loan losses	(187)	(748)
Deferred income taxes	(1,122)	(532)
Gain on sale of investment securities	-	(324)
Gain on sale of other real estate	-	(83)
Write-down of other real estate	283	3
Loss on sale of premises and equipment	32	-
Restricted stock expense	471	252
Proceeds from sales of mortgage loans held for sale	34,845	30,099
Origination of mortgage loans held for sale	(32,649)	(28,974)
Change in:
Cash surrender value of life insurance	(399)	(207)
Other assets	230	518
Other liabilities	(240)	630

Net cash provided by operating activities	8,786	8,914

Cash flows from investing activities:
Purchases of investment securities available for sale	(3,138)	(6,686)
Proceeds from sales, calls and maturities of investment securities
available for sale	4,285	2,774
Proceeds from paydowns of investment securities available for sale	8,682	9,949
Purchases of FHLB stock	(45)	-
FHLB stock redemption	-	2
Net change in loans	(21,423)	(13,512)
Purchases of premises and equipment	(3,980)	(444)
Proceeds from sale of other real estate and repossessions	-	855

Net cash used by investing activities	(15,619)	(7,062)

Cash flows from financing activities:
Net change in deposits	(433)	9,225
Net change in securities sold under agreement to repurchase	13,543	14,841
Proceeds from Fed Funds purchased	-	8,985
Repayments of Fed Funds purchased	-	(8,995)
Cash dividends paid on common stock	(1,316)	(1,007)

Net cash provided by financing activities	11,794	23,049

Net change in cash and cash equivalents	4,961	24,911

Cash and cash equivalents at beginning of period	70,094	39,763

Cash and cash equivalents at end of period	$75,055	64,674

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,241	1,608
Income taxes	$40	2,851

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$1,952	2,509
Issuance of accrued restricted stock units	$(852)	-
Transfers of loans to other real estate and repossessions	$-	271

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

Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, (Topic 842):  Leases.  ASU No. 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU No. 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

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

In January 2017, FASB issued ASU No. 2017-01, (Topic 805):  Clarifying the Definition of a Business.  ASU No. 2017-01 adds guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

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

In March 2017, FASB issued ASU No. 2017-07, (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.  ASU No. 2017-07 amended the requirements related to the income statement presentation of the components of net periodic beneﬁt cost for an entity's sponsored deﬁned beneﬁt pension and other postretirement plans.  ASU No. 2017-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In March 2017, FASB issued ASU No. 2017-08, (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.  ASU No. 2017-08 amended the requirements related to the amortization period for certain purchased callable debt securities held at a premium.  ASU No. 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In May 2017, FASB issued ASU No. 2017-09, (Topic 718):  Scope of Modification Accounting.  ASU No. 2017-09 amended the requirements related to changes to the terms or conditions of a share-based payment award.  ASU No. 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company's results of operations, financial position or disclosures.

(2)	Investment Securities

Investment securities available for sale at June 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)
	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$59,302	1,257	182	60,377
U.S. Government
sponsored enterprises	39,254	402	29	39,627
State and political subdivisions	133,298	6,252	20	139,530
Corporate bonds	1,500	36	-	1,536
Trust preferred securities	250	-	-	250
Total	$233,604	7,947	231	241,320

(Dollars in thousands)
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$66,654	1,221	290	67,585
U.S. Government
sponsored enterprises	38,188	308	274	38,222
State and political subdivisions	137,832	4,176	152	141,856
Corporate bonds	1,500	33	-	1,533
Trust preferred securities	750	-	-	750
Total	$244,924	5,738	716	249,946

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2017 and December 31, 2016 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$14,513	182	-	-	14,513	182
U.S. Government
sponsored enterprises	-	-	11,567	29	11,567	29
State and political subdivisions	1,037	4	570	16	1,607	20
Total	$15,550	186	12,137	45	27,687	231

(Dollars in thousands)
	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$15,594	290	-	-	15,594	290
U.S. Government
sponsored enterprises	10,120	94	9,562	180	19,682	274
State and political subdivisions	10,441	123	561	29	11,002	152
Total	$36,155	507	10,123	209	46,278	716

At June 30, 2017, unrealized losses in the investment securities portfolio relating to debt securities totaled $231,000.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2017 tables above, 3 out of 163 securities issued by state and political subdivisions contained unrealized losses, 15 out of 78 securities issued by U.S. Government sponsored enterprises contained unrealized losses, and no securities issued by corporations contained unrealized losses.  These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2017
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$14,885	15,051
Due from one to five years	93,690	97,862
Due from five to ten years	56,040	58,093
Due after ten years	9,437	9,687
Mortgage-backed securities	59,302	60,377
Trust preferred securities	250	250
Total	$233,604	241,320

No securities available for sale were sold during the six months ended June 30, 2017.   Proceeds from sales of securities available for sale during the six months ended June 30, 2016 were $804,000 and resulted in gross gains of $324,000.

Securities with a fair value of approximately $88.4 million and $95.6 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at June 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)
	June 30, 2017	December 31, 2016
Real estate loans:
Construction and land development	$71,213	61,749
Single-family residential	240,993	240,700
Single-family residential -
Banco de la Gente stated income	38,875	40,189
Commercial	243,957	247,521
Multifamily and farmland	30,125	21,047
Total real estate loans	625,163	611,206

Loans not secured by real estate:
Commercial loans	94,567	87,596
Farm loans	1,591	-
Consumer loans	10,099	9,832
All other loans	13,618	15,177

Total loans	745,038	723,811

Less allowance for loan losses	7,167	7,550

Total net loans	$737,871	716,261

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank's loan portfolio are discussed below:

•
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of June 30, 2017, construction and land development loans comprised approximately 10% of the Bank's total loan portfolio.

•
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans.  As of June 30, 2017, single-family residential loans comprised approximately 38% of the Bank's total loan portfolio, and include Banco's single-family residential stated income loans, which were approximately 5% of the Bank's total loan portfolio.

•
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of June 30, 2017, commercial real estate loans comprised approximately 33% of the Bank's total loan portfolio.

•
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower's business.   In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business.  As of June 30, 2017, commercial loans comprised approximately 13% of the Bank's total loan portfolio.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2017 and December 31, 2016:

June 30, 2017
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$3,706	-	3,706	67,507	71,213	-
Single-family residential	949	174	1,123	239,870	240,993	55
Single-family residential -
Banco de la Gente stated income	1,365	273	1,638	37,237	38,875	-
Commercial	12	249	261	243,696	243,957	-
Multifamily and farmland	-	12	12	30,113	30,125	-
Total real estate loans	6,032	708	6,740	618,423	625,163	55

Loans not secured by real estate:
Commercial loans	1,070	-	1,070	93,497	94,567	-
Farm loans	-	-	-	1,591	1,591	-
Consumer loans	52	6	58	10,041	10,099	-
All other loans	-	-	-	13,618	13,618	-
Total loans	$7,154	714	7,868	737,170	745,038	55

December 31, 2016
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	10	10	61,739	61,749	-
Single-family residential	4,890	80	4,970	235,730	240,700	-
Single-family residential -
Banco de la Gente stated income	5,250	249	5,499	34,690	40,189	-
Commercial	342	126	468	247,053	247,521	-
Multifamily and farmland	471	-	471	20,576	21,047	-
Total real estate loans	10,953	465	11,418	599,788	611,206	-

Loans not secured by real estate:
Commercial loans	273	-	273	87,323	87,596	-
Farm loans	-	-	-	-	-	-
Consumer loans	68	6	74	9,758	9,832	-
All other loans	3	-	3	15,174	15,177	-
Total loans	$11,297	471	11,768	712,043	723,811	-

The following table presents non-accrual loans as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)
	June 30, 2017	December 31, 2016
Real estate loans:
Construction and land development	$18	22
Single-family residential	1,444	1,662
Single-family residential -
Banco de la Gente stated income	1,461	1,340
Commercial	1,440	669
Multifamily and farmland	12	78
Total real estate loans	4,375	3,771

Loans not secured by real estate:
Commercial loans	249	21
Consumer loans	21	33
Total	$4,645	3,825

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank's impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank's troubled debt restructured ("TDR") loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Accruing impaired loans were $22.4 million, $23.5 million and $23.7 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.  Interest income recognized on accruing impaired loans was $740,000, $596,000 and $1.2 million for the six months ended June 30, 2017, the six months ended June 30, 2016 and the year ended December 31, 2016, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of June 30, 2017:

June 30, 2017
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$253	-	257	257	9
Single-family residential	4,666	1,152	3,896	5,048	38
Single-family residential -
Banco de la Gente stated income	17,439	-	18,029	18,029	1,123
Commercial	4,190	1,699	2,769	4,468	68
Multifamily and farmland	12	-	78	78	-
Total impaired real estate loans	26,560	2,851	25,029	27,880	1,238

Loans not secured by real estate:
Commercial loans	253	-	288	288	27
Consumer loans	187	-	197	197	3
Total impaired loans	$27,000	2,851	25,514	28,365	1,268

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2017 and 2016.

(Dollars in thousands)
	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$304	2	455	4	265	6	405	7
Single-family residential	4,595	63	8,680	33	5,185	131	9,769	82
Single-family residential -
Banco de la Gente stated income	17,539	232	17,888	219	17,271	469	17,875	449
Commercial	3,831	66	5,694	24	3,778	125	5,978	49
Multifamily and farmland	45	-	78	-	56	-	80	3
Total impaired real estate loans	26,314	363	32,795	280	26,555	731	34,107	590

Loans not secured by real estate:
Commercial loans	129	3	141	-	95	3	139	1
Consumer loans	221	3	233	2	215	6	240	5
Total impaired loans	$26,664	369	33,169	282	26,865	740	34,486	596

The following table presents impaired loans as of December 31, 2016:

December 31, 2016
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$282	-	278	278	11	330	13
Single-family residential	5,354	703	4,323	5,026	47	7,247	164
Single-family residential -
Banco de la Gente stated income	18,611	-	18,074	18,074	1,182	17,673	861
Commercial	3,750	1,299	2,197	3,496	166	4,657	152
Multifamily and farmland	78	-	78	78	-	78	-
Total impaired real estate loans	28,075	2,002	24,950	26,952	1,406	29,985	1,190

Loans not secured by real estate:
Commercial loans	27	-	27	27	-	95	-
Consumer loans	211	-	202	202	3	222	8
Total impaired loans	$28,313	2,002	25,179	27,181	1,409	30,302	1,198

Changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2017:
Allowance for loan losses:
Beginning balance	$1,152	2,126	1,377	1,593	52	675	-	204	371	7,550
Charge-offs	-	(44)	-	(66)	-	(37)	-	(182)	-	(329)
Recoveries	10	16	-	14	-	15	-	78	-	133
Provision	21	(279)	(84)	(78)	23	51	-	58	101	(187)
Ending balance	$1,183	1,819	1,293	1,463	75	704	-	158	472	7,167

Three months ended June 30, 2017:
Allowance for loan losses:
Beginning balance	$969	2,003	1,328	1,655	73	628	-	178	429	7,263
Charge-offs	-	(24)	-	-	(66)	(35)	-	(73)	-	(198)
Recoveries	3	9	-	6	-	7	-	28	-	53
Provision	211	(169)	(35)	(198)	68	104	-	25	43	49
Ending balance	$1,183	1,819	1,293	1,463	75	704	-	158	472	7,167

Allowance for loan losses at June 30, 2017:
Ending balance: individually
evaluated for impairment	$-	-	1,103	65	-	27	-	-	-	1,195
Ending balance: collectively
evaluated for impairment	1,183	1,819	190	1,398	75	677	-	158	472	5,972
Ending balance	$1,183	1,819	1,293	1,463	75	704	-	158	472	7,167

Loans at June 30, 2017:
Ending balance	$71,213	240,993	38,875	243,957	30,125	94,567	1,591	23,717	-	745,038

Ending balance: individually
evaluated for impairment	$-	1,152	16,792	3,724	-	230	-	-	-	21,898
Ending balance: collectively
evaluated for impairment	$71,213	239,841	22,083	240,233	30,125	94,337	1,591	23,717	-	723,140

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2016:
Allowance for loan losses:
Beginning balance	$2,185	2,534	1,460	1,917	-	842	-	172	479	9,589
Charge-offs	-	(123)	-	(106)	-	(39)	-	(240)	-	(508)
Recoveries	6	13	-	11	-	105	-	72	-	207
Provision	(609)	(191)	(106)	(172)	46	(105)	-	230	159	(748)
Ending balance	$1,582	2,233	1,354	1,650	46	803	-	234	638	8,540

Three months ended June 30, 2016:
Allowance for loan losses:
Beginning balance	$1,844	2,475	1,423	1,788	-	810	-	190	586	9,116
Charge-offs	-	(64)	-	-	-	(10)	-	(112)	-	(186)
Recoveries	3	5	-	6	-	99	-	28	-	141
Provision	(265)	(183)	(69)	(144)	46	(96)	-	128	52	(531)
Ending balance	$1,582	2,233	1,354	1,650	46	803	-	234	638	8,540

Allowance for loan losses at June 30, 2016:
Ending balance: individually
evaluated for impairment	$-	94	1,092	177	-	-	-	-	-	1,363
Ending balance: collectively
evaluated for impairment	1,582	2,139	262	1,473	46	803	-	234	638	7,177
Ending balance	$1,582	2,233	1,354	1,650	46	803	-	234	638	8,540

Loans at June 30, 2016:
Ending balance	$60,075	229,586	41,910	232,035	18,688	91,347	1	28,389	-	702,031

Ending balance: individually
evaluated for impairment	$-	1,116	17,430	4,716	-	-	-	-	-	23,262
Ending balance: collectively
evaluated for impairment	$60,075	228,470	24,480	227,319	18,688	91,347	1	28,389	-	678,769

The provision for loan losses for the three months ended June 30, 2017 was an expense of $49,000, as compared to a credit of $531,000 for the three months ended June 30, 2016.  The increase in the provision for loan losses is primarily attributable to a $43.0 million increase in loans from June 30, 2016 to June 30, 2017.

The provision for loan losses for the six months ended June 30, 2017 was a credit of $187,000, as compared to a credit of $748,000 for the six months ended June 30, 2016.  The decrease in the credit to the provision for loan losses is primarily attributable to a $43.0 million increase in loans from June 30, 2016 to June 30, 2017.

The Company utilizes an internal risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  These risk grades are evaluated on an ongoing basis.  A description of the general characteristics of the eight risk grades is as follows:

•
Risk Grade 1 – Excellent Quality: Loans are well above average quality and a minimal amount of credit risk exists.  Certificates of deposit or cash secured loans or properly margined actively traded stock or bond secured loans would fall in this grade.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2017 and December 31, 2016:

June 30, 2017
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	12,094	-	-	-	519	-	902	-	13,515
2- High Quality	11,919	113,039	-	37,406	2,110	17,641	-	3,610	1,141	186,866
3- Good Quality	45,833	85,597	16,179	184,567	24,783	71,151	1,547	4,913	11,652	446,222
4- Management Attention	6,537	22,504	15,413	15,904	2,049	4,740	44	606	825	68,622
5- Watch	6,632	4,696	3,532	4,593	1,171	234	-	28	-	20,886
6- Substandard	292	3,063	3,751	1,487	12	282	-	40	-	8,927
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$71,213	240,993	38,875	243,957	30,125	94,567	1,591	10,099	13,618	745,038

December 31, 2016
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single- Family Residential	Single- Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	14,996	-	-	-	541	-	959	-	16,496
2- High Quality	9,784	109,809	-	39,769	2,884	26,006	-	3,335	2,507	194,094
3- Good Quality	33,633	82,147	16,703	176,109	14,529	55,155	-	4,842	10,921	394,039
4- Management Attention	10,892	25,219	15,580	24,753	2,355	5,586	-	619	1,749	86,753
5- Watch	7,229	4,682	3,943	4,906	1,201	246	-	31	-	22,238
6- Substandard	211	3,847	3,963	1,984	78	62	-	42	-	10,187
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$61,749	240,700	40,189	247,521	21,047	87,596	-	9,832	15,177	723,811

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.6 million and $5.9 million at June 30, 2017 and December 31, 2016, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at June 30, 2017.  There was $81,000 in performing loans classified as TDR loans at December 31, 2016.

There were no new TDR modifications during the six months ended June 30, 2017 and 2016.

There were no loans modified as TDR that defaulted during the three and six months ended June 30, 2017 and 2016, which were within 12 months of their modification date.  Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three and six months ended June 30, 2017 and 2016 is as follows:

For the three months ended June 30, 2017
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,811	5,444,922	$0.52
Effect of dilutive securities:
Restricted stock units	-	86,519
Diluted earnings per share	$2,811	5,531,441	$0.51

For the six months ended June 30, 2017
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,016	5,436,149	$0.92
Effect of dilutive securities:
Restricted stock units	-	85,149
Diluted earnings per share	$5,016	5,521,298	$0.91

For the three months ended June 30, 2016
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,964	5,510,538	$0.54
Effect of dilutive securities:
Restricted stock units	-	67,660
Diluted earnings per share	$2,964	5,578,198	$0.53

For the six months ended June 30, 2016
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,418	5,510,538	$0.98
Effect of dilutive securities:
Restricted stock units	-	65,129
Diluted earnings per share	$5,418	5,575,667	$0.97

(5)	Stock-Based Compensation

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

The Company granted 29,514 restricted stock units under the Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury ("UST") in conjunction with the Company's participation in the Capital Purchase Program ("CPP") under the Troubled Asset Relief Program ("TARP").  In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the Plan at a grant date fair value of $11.90 per share during the second quarter of 2013.  The Company granted 21,056 restricted stock units under the Plan at a grant date fair value of $15.70 per share during the first quarter of 2014.  The Company granted 15,075 restricted stock units under the Plan at a grant date fair value of $17.97 per share during the first quarter of 2015.  The Company granted 5,040 restricted stock units under the Plan at a grant date fair value of $18.60 per share during the first quarter of 2016.  The Company granted 3,740 restricted stock units under the Plan at a grant date fair value of $27.50 per share during the first quarter of 2017.  The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016 and 2017 grants and three years from the grant date for the 2014 grants).  The amount of expense recorded each period reflects the changes in the Company's stock price during such period.  As of June 30, 2017, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $400,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $471,000 and $252,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)
	June 30, 2017
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$60,377	-	60,377	-
U.S. Government
sponsored enterprises	$39,627	-	39,627	-
State and political subdivisions	$139,530	-	139,530	-
Corporate bonds	$1,536	-	1,536	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2016
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$67,585	-	67,585	-
U.S. Government
sponsored enterprises	$38,222	-	38,222	-
State and political subdivisions	$141,856	-	141,856	-
Corporate bonds	$1,533	-	1,533	-
Trust preferred securities	$750	-	-	750

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2017.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	(500)
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at June 30, 2017 and December 31, 2016 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management's knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2017	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$3,513	-	-	3,513
Impaired loans	$27,097	-	-	27,097
Other real estate	$-	-	-	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2016	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$5,709	-	-	5,709
Impaired loans	$25,772	-	-	25,772
Other real estate	$283	-	-	283

(Dollars in thousands)
	Fair Value June 30, 2017	Fair Value December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$3,513	5,709	Rate lock commitment	N/A	N/A
Impaired loans	$27,097	25,772	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$-	283	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,055	75,055	-	-	75,055
Investment securities available for sale	$241,320	-	241,070	250	241,320
Other investments	$2,680	-	-	2,680	2,680
Mortgage loans held for sale	$3,513	-	-	3,513	3,513
Loans, net	$737,871	-	-	742,471	742,471
Cash surrender value of life insurance	$15,351	-	15,351	-	15,351

Liabilities:
Deposits	$892,485	-	-	882,109	882,109
Securities sold under agreements
to repurchase	$49,977	-	49,977	-	49,977
FHLB borrowings	$20,000	-	19,934	-	19,934
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$70,094	70,094	-	-	70,094
Investment securities available for sale	$249,946	-	249,196	750	249,946
Other investments	$2,635	-	-	2,635	2,635
Mortgage loans held for sale	$5,709	-	-	5,709	5,709
Loans, net	$716,261	-	-	720,675	720,675
Cash surrender value of life insurance	$14,952	-	14,952	-	14,952

Liabilities:
Deposits	$892,918	-	-	884,510	884,510
Securities sold under agreements
to repurchase	$36,434	-	36,434	-	36,434
FHLB borrowings	$20,000	-	18,864	-	18,864
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)	Regulatory Matters

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

The following is a discussion of our financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company's Consolidated Financial Statements and Notes thereto on pages A-24 through A-67 of the Company's 2016 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2017 Annual Meeting of Shareholders.

Introduction
Management's discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Wake and Durham counties, operating under the banking laws of North Carolina and the rules and regulations of the FDIC.

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate to 0.50% on December 16, 2015, 0.75% on December 14, 2016, 1.00% on March 15, 2017 and 1.25% on June 14, 2017.  This continued period of historically low interest rates has presented a challenge to the Company to maintain its net interest margin as loan rates fell and remained low, primarily because of competition for credit worthy customers.  The cost of deposits has also fallen but has reached the point where there is little room left to reduce this cost.  While the 0.25% Fed Funds rate increases in December 2015, December 2016, March 2017 and June 2017 will be helpful, the negative impact of such low interest rates will remain until the Fed Funds rate increases to levels approaching the historical norms experienced prior to the crisis beginning in 2008.

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

Results of Operations
Summary.  Net earnings were $2.8 million or $0.52 basic net earnings per share and $0.51 diluted net earnings per share for the three months ended June 30, 2017, as compared to $3.0 million or $0.54 basic net earnings per share and $0.53 diluted net earnings per share for the same period one year ago.  The decrease in second quarter net earnings is primarily attributable to an increase in the provision for loan losses, a decrease in non-interest income and an increase in non-interest expense, which were partially offset by an increase in net interest income, as discussed below.

The annualized return on average assets was 1.02% for the three months ended June 30, 2017, compared to 1.13% for the same period one year ago, and annualized return on average shareholders' equity was 10.04% for the three months ended June 30, 2017, compared to 10.73% for the same period one year ago.

Year-to-date net earnings as of  June 30, 2017 were $5.0 million or $0.92 basic net earnings per share and $0.91 diluted net earnings per share, as compared to $5.4 million or $0.98 basic net earnings per share and $0.97 diluted net earnings per share for the same period one year ago.  The decrease in year-to-date net earnings is primarily attributable to a decrease in the credit to the provision for loan losses, a decrease in non-interest income and an increase in non-interest expense, which were partially offset by an increase in net interest income, as discussed below.

The annualized return on average assets was 0.92% for the six months ended June 30, 2017, compared to 1.03% for the same period one year ago, and annualized return on average shareholders' equity was 9.05% for the six months ended June 30, 2017, compared to 9.81% for the same period one year ago.

Net Interest Income.  Net interest income, the major component of the Company's net earnings, was $9.8 million for the three months ended June 30, 2017, compared to $9.0 million for the three months ended June 30, 2016.  The increase in net interest income was primarily due to a $646,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.75% increase in the prime rate since June 2016, combined with a $191,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balance of FHLB borrowings during the three months ended June 30, 2017, as compared to the same period one year ago.

Interest income was $10.5 million for the three months ended June 30, 2017, compared to $9.8 million for the three months ended June 30, 2016.  The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities.  During the quarter ended June 30, 2017, average loans increased $50.1 million to $743.3 million from $693.2 million for the quarter ended June 30, 2016.  During the quarter ended June 30, 2017, average investment securities available for sale decreased $17.2 million to $236.0 million from $253.2 million for the quarter ended June 30, 2016.  The average yield on loans for the quarters ended June 30, 2017 and 2016 was 4.69% and 4.63%, respectively.  The average yield on investment securities available for sale was 3.80% and 3.72% for the quarters ended June 30, 2017 and 2016, respectively.  The average yield on earning assets was 4.41% and 4.32% for the quarters ended June 30, 2017 and 2016, respectively.

  Interest expense was $622,000 for the three months ended June 30, 2017, compared to $813,000 for the three months ended June 30, 2016.  The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.12% and 0.11% for the three months ended June 30, 2017 and 2016, respectively.  The average rate paid on certificates of deposit was 0.36% for the three months ended June 30, 2017, as compared to 0.39% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.35% for the three months ended June 30, 2017, as compared to 0.47% for the same period one year ago.  During the quarter ended June 30, 2017, average certificates of deposit decreased $16.4 million to $135.5 million from $151.9 million for the quarter ended June 30, 2016.  Average FHLB borrowings decreased $23.5 million to $20.0 million for the three months ended June 30, 2017 from $43.5 million for the three months ended June 30, 2016.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2017 and 2016. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$743,275	8,688	4.69%	$693,238	7,973	4.63%
Investments - taxable	66,063	425	2.58%	78,333	485	2.49%
Investments - nontaxable*	173,277	1,846	4.27%	179,145	1,910	4.29%
Other	19,037	48	1.01%	15,130	18	0.48%

Total interest-earning assets	1,001,652	11,007	4.41%	965,846	10,386	4.32%

Non-interest earning assets:
Cash and due from banks	53,546			47,337
Allowance for loan losses	(7,256)			(9,222)
Other assets	53,342			55,589

Total assets	$1,101,284			$1,059,550

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$481,374	143	0.12%	$434,846	122	0.11%
Time deposits	135,511	120	0.36%	151,901	148	0.39%
FHLB borrowings	20,000	201	4.03%	43,500	415	3.84%
Trust preferred securities	20,619	145	2.82%	20,619	118	2.30%
Other	47,811	13	0.11%	39,389	10	0.10%

Total interest-bearing liabilities	705,315	622	0.35%	690,255	813	0.47%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	280,156			257,622
Other liabilities	3,533			543
Shareholders' equity	112,280			111,130

Total liabilities and shareholder's equity	$1,101,284			$1,059,550

Net interest spread		$10,385	4.06%		9,573	3.85%

Net yield on interest-earning assets			4.16%			3.99%

Taxable equivalent adjustment
Investment securities		$546			571

Net interest income		$9,839			9,002

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $39.6 million in 2017 and $39.1 million in 2016. Tax rates of 3.00% and 4.00% were used to calculate the tax equivalent yield on these securities in 2017 and 2016, respectively.

Year-to-date net interest income as of June 30, 2017 was $19.3 million compared to $18.1 million for the same period one year ago.  The increase in net interest income was primarily due to a $805,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.75% increase in the prime rate since June 2016, combined with a $402,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balance of FHLB borrowings during the six months ended June 30, 2017, as compared to the same period one year ago.

Interest income was $20.5 million for the six months ended June 30, 2017, compared to $19.7 million for the six months ended June 30, 2016.  The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities.  During the six months ended June 30, 2017, average loans increased $43.9 million to $736.4 million from $692.5 million for the six months ended June 30, 2016.  During the six months ended June 30, 2017, average investment securities available for sale decreased $16.7 million to $238.4 million from $255.1 million for the six months ended June 30, 2016 primarily due to paydowns on mortgage-backed securities.  The average yield on loans for the six months ended June 30, 2017 and 2016 was 4.65% and 4.64%, respectively.  The average yield on investment securities available for sale was 3.78% and 3.73% for the six months ended June 30, 2017 and 2016, respectively.  The average yield on earning assets was 4.38% and 4.34% for the six months ended June 30, 2017 and 2016, respectively.

  Interest expense was $1.2 million for the six months ended June 30, 2017, compared to $1.6 million for the six months ended June 30, 2016.  The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit.  The average rate paid on interest-bearing checking and savings accounts was 0.12% and 0.11% for the six months ended June 30, 2017 and 2016, respectively.  The average rate paid on certificates of deposit was 0.36% for the six months ended June 30, 2017, as compared to 0.41% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 0.35% for the six months ended June 30, 2017, as compared to 0.47% for the same period one year ago.  During the six months ended June 30, 2017, average certificates of deposit decreased $14.9 million to $138.2 million from $153.1 million for the six months ended June 30, 2016.  Average FHLB borrowings decreased $23.7 million to $20.0 million for the six months ended June 30, 2017 from $43.7 million for the six months ended June 30, 2016.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2017 and 2016. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Six months ended			Six months ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$736,413	16,969	4.65%	$692,536	15,996	4.64%
Investments - taxable	67,855	863	2.56%	80,205	1,030	2.58%
Investments - nontaxable*	173,829	3,714	4.31%	179,134	3,802	4.27%
Other	17,196	78	0.91%	15,020	36	0.48%

Total interest-earning assets	995,293	21,624	4.38%	966,895	20,864	4.34%

Non-interest earning assets:
Cash and due from banks	53,841			40,920
Allowance for loan losses	(7,440)			(9,416)
Other assets	52,223			54,883

Total assets	$1,093,917			$1,053,282

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$481,170	275	0.12%	$435,173	241	0.11%
Time deposits	138,204	248	0.36%	153,129	310	0.41%
FHLB borrowings	20,000	393	3.96%	43,720	822	3.78%
Trust preferred securities	20,619	280	2.74%	20,619	231	2.25%
Other	45,113	24	0.11%	36,263	18	0.10%

Total interest-bearing liabilities	705,106	1,220	0.35%	688,904	1,622	0.47

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	274,366			253,375
Other liabilities	2,704			(63)
Shareholders' equity	111,741			111,066

Total liabilities and shareholder's equity	$1,093,917			$1,053,282

Net interest spread		$20,404	4.04%		19,242	3.87%

Net yield on interest-earning assets			4.13%			4.00%

Taxable equivalent adjustment
Investment securities		$1,099			1,144

Net interest income		$19,305			18,098

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $38.9 million in 2017 and $38.5 million in 2016. Tax rates of 3.00% and 4.00% were used to calculate the tax equivalent yield on these securities in 2017 and 2016, respectively.

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

	Three months ended June 30, 2017 compared to three months ended June 30, 2016			Six months ended June 30, 2017 compared to six months ended June 30, 2016
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$580	135	715	1,013	(40)	973
Investments - taxable	(77)	17	(60)	(158)	(9)	(167)
Investments - nontaxable	(62)	(2)	(64)	(113)	25	(88)
Other	7	23	30	7	35	42
Total interest income	448	173	621	749	11	760

Interest expense:
NOW, MMDA & savings deposits	13	8	21	26	8	34
Time deposits	(15)	(13)	(28)	(28)	(34)	(62)
FHLB borrowings	(230)	16	(214)	(456)	27	(429)
Trust preferred securities	-	27	27	-	49	49
Other	1	2	3	5	1	6
Total interest expense	(231)	40	(191)	(453)	51	(402)
Net interest income	$679	133	812	1,202	(40)	1,162

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2017 was an expense of $49,000, as compared to a credit of $531,000 for the three months ended June 30, 2016.  The increase in the provision for loan losses is primarily attributable to a $43.0 million increase in loans from June 30, 2016 to June 30, 2017.

The provision for loan losses for the six months ended June 30, 2017 was a credit of $187,000, as compared to a credit of $748,000 for the six months ended June 30, 2016.  The decrease in the credit to the provision for loan losses is primarily attributable to a $43.0 million increase in loans from June 30, 2016 to June 30, 2017.

Non-Interest Income.  Total non-interest income was $3.3 million for the three months ended June 30, 2017, compared to $3.6 million for the three months ended June 30, 2016.  The decrease in non-interest income is primarily attributable to a $324,000 decrease in gains on the sale of securities during the three months ended June 30, 2017, compared to the same period one year ago.

Non-interest income was $6.2 million for the six months ended June 30, 2017, compared to $6.9 million for the six months ended June 30, 2016.  The decrease in non-interest income is primarily attributable to a $324,000 decrease in gains on the sale of securities, a $162,000 decrease in service charges and fees and a $363,000 increase in net losses on other real estate owned properties during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Non-Interest Expense.  Total non-interest expense was $9.3 million for the three months ended June 30, 2017, compared to $9.1 million for the three months ended June 30, 2016.  The increase in non-interest expense was primarily due to a $167,000 increase in salaries and benefits expense and a $218,000 increase in advertising expenses during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.  The increase in salaries and benefits expense is primarily due to an increase in the number of full-time equivalent employees and annual salary increases.  The increase in advertising expenses is primarily due to costs associated with the Bank's rebranding initiative, which was introduced in March 2017.

Non-interest expense was $19.1 million for the six months ended June 30, 2017, compared to $18.6 million for the six months ended June 30, 2016.  The increase in non-interest expense was primarily due to a $820,000 increase in salaries and benefits expense, a $459,000 increase in other non-interest expense and a $302,000 increase in advertising expenses, which were partially offset by a $689,000 decrease in professional fees, and a $176,000 decrease in occupancy expense during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.  The increase in salaries and benefits expense is primarily due to an increase in the number of full-time equivalent employees, annual salary increases and an increase in expenses associated with restricted stock units issued to officers resulting from an increase in the Company's stock price from $25.07 at December 31, 2016 to $31.60 at June 30, 2017.  The increase in other non-interest expense is primarily due to increases in telecommunications expense, expense associated with restricted stock units issued to directors, deposit program expense and fraud/forgery expense.  The increase in advertising expenses is primarily due to costs associated with the Bank's rebranding initiative, which was introduced in March 2017.  The decrease in professional fees is primarily due to a decrease in consulting fees associated with the Order issued in August 2015.  The decrease in occupancy expense is primarily due to a reduction in depreciation expense.

Income Taxes.  The Company reported income tax expense of $925,000 and $1.0 million for the three months ended June 30, 2017 and 2016, respectively.  This represented an effective tax rate of 25% and 26% for the respective periods.

The Company reported income tax expense of $1.5 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.  This represented an effective tax rate of 23% and 24% for the respective periods.

Analysis of Financial Condition
Investment Securities.  Available for sale securities were $241.3 million at June 30, 2017, compared to $249.9 million at December 31, 2016.  Average investment securities available for sale for the six months ended June 30, 2017 were $238.4 million, compared to $252.7 million for the year ended December 31, 2016.

Loans.  At June 30, 2017, loans were $745.0 million, compared to $723.8 million at December 31, 2016.  Average loans represented 74% and 71% of average earning assets for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.  The Company had $3.5 million and $5.7 million in mortgage loans held for sale as of June 30, 2017 and December 31, 2016, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2017, the Company had $101.2 million in residential mortgage loans, $99.2 million in home equity loans and $349.5 million in commercial mortgage loans, which include $277.6 million secured by commercial property and $76.9 million secured by residential property.   Residential mortgage loans include $62.7 million made to customers in the Company's traditional banking offices and $38.8 million in mortgage loans originated in the Company's Latino banking offices.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2017, the Company had $71.2 million in construction and land development loans.  The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	48	$7,990	$-
Land acquisition and development - residential purposes	202	22,916	18
1 to 4 family residential construction	121	22,901	-
Commercial construction	24	17,406	-
Total construction and land development	395	$71,213	$18

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.6 million and $5.9 million at June 30, 2017 and December 31, 2016, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at June 30, 2017.  There was $81,000 in performing loans classified as TDR loans at December 31, 2016.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at June 30, 2017 was $7.2 million or 0.96% of total loans, compared to $7.6 million or 1.04% of total loans at December 31, 2016.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2017 and December 31, 2016.

	Percentage of Loans
	By Risk Grade
Risk Grade	6/30/2017	6/30/2016
Risk Grade 1 (Excellent Quality)	1.19%	1.49%
Risk Grade 2 (High Quality)	25.08%	25.22%
Risk Grade 3 (Good Quality)	60.22%	54.87%
Risk Grade 4 (Management Attention)	9.21%	13.26%
Risk Grade 5 (Watch)	2.80%	2.81%
Risk Grade 6 (Substandard)	1.20%	2.04%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At June 30, 2017, including non-accrual loans, there were four relationships exceeding $1.0 million in the Watch risk grade (which totaled $7.2 million) and one relationship exceeding $1.0 million in the Substandard risk grade (which totaled $1.0 million).

Non-performing Assets.  Non-performing assets totaled $4.7 million at June 30, 2017 or 0.42% of total assets, compared to $4.1 million or 0.38% of total assets at December 31, 2016.  Non-accrual loans were $4.6 million at June 30, 2017 and $3.8 million at December 31, 2016.  As a percentage of total loans outstanding, non-accrual loans were 0.62% at June 30, 2017, compared to 0.53% at December 31, 2016.  Non-accrual loans include $4.4 million in commercial and residential mortgage loans, $18,000 in construction and land development loans and $270,000 in other loans at June 30, 2017, compared to $3.7 million in commercial and residential mortgage loans, $22,000 in construction and land development loans and $54,000 in other loans at December 31, 2016.  The Bank had loans 90 days past due and still accruing totaling $55,000 at June 30, 2017.  The Bank had no loans 90 days past due and still accruing at December 31, 2016.  The Bank had no other real estate owned at June 30, 2017 and $283,000 at December 31, 2016.

 Deposits.  Total deposits at June 30, 2017 were $892.5 million compared to $892.9 million at December 31, 2016. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $869.3 million at June 30, 2017 as compared to $865.4 million at December 31, 2016.  Certificates of deposit in amounts of $250,000 or more totaled $22.5 million at June 30, 2017, as compared to $26.8 million at December 31, 2016.  At June 30, 2017, brokered deposits were $5.5 million as compared to $7.2 million at December 31, 2016.  Brokered deposits outstanding as of June 30, 2017 had a weighted average rate of 0.07% with a weighted average original term of 28 months as compared to brokered deposits outstanding at December 31, 2016, which had a weighted average rate of 0.05% with a weighted average original term of 23 months.

Borrowed Funds. Borrowings from the FHLB totaled $20.0 million at June 30, 2017 and December 31, 2016.  The average balance of FHLB borrowings for the six months ended June 30, 2017 was $20.0 million, compared to $42.9 million for the year ended December 31, 2016.  The FHLB borrowings outstanding at June 30, 2017 had interest rates ranging from 2.98% to 4.40% and all mature in 2018.

Securities sold under agreements to repurchase were $50.0 million at June 30, 2017 compared to $36.4 million at December 31, 2016.

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

The Company's rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the six months ended June 30, 2017 totaled $995.3 million, exceeding average rate sensitive liabilities of $705.1 million by $290.2 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2017.

Included in the rate sensitive assets are $283.6 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee ("FOMC").  The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate.  At June 30, 2017, the Company had $178.0 million in loans with interest rate floors.  The floors were in effect on $38.5 million of these loans pursuant to the terms of the promissory notes on these loans.   The weighted average rate on these loans is 0.67% higher than the indexed rate on the promissory notes without interest rate floors.

 Liquidity. The objectives of the Company's liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2017, such unfunded commitments to extend credit were $204.8 million, while commitments in the form of standby letters of credit totaled $3.8 million.

The Company uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company's liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2017, the Company's core deposits totaled $869.3 million, or 97% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank ("FRB") on a short-term basis.  The Company's policies include the ability to access wholesale funding of up to 40% of total assets.  The Company's wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Company's ratio of wholesale funding to total assets was 2.30% as of June 30, 2017.

The Bank has a line of credit with the FHLB equal to 20% of the Bank's total assets, with an outstanding balance of $20.0 million at June 30, 2017 and December 31, 2016.  At June 30, 2017, the carrying value of loans pledged as collateral to the FHLB totaled $129.2 million compared to $128.3 million at December 31, 2016.  The remaining availability under the line of credit with the FHLB was $61.7 million at June 30, 2017 compared to $66.8 million at December 31, 2016.  The Bank had no borrowings from the FRB at June 30, 2017 or December 31, 2016.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2017, the carrying value of loans pledged as collateral to the FRB totaled $384.1 million compared to $374.5 million at December 31, 2016.

The Bank also had the ability to borrow up to $59.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2017.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 25.37% at June 30, 2017 and 24.78% at December 31, 2016.  The minimum required liquidity ratio as defined in the Bank's Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2017 and December 31, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company's contractual obligations and other commitments as of June 30, 2017 and December 31, 2016 are summarized in the table below.  The Company's contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2017	December 31, 2016
Contractual Cash Obligations
Long-term borrowings	$20,000	20,000
Junior subordinated debentures	20,619	20,619
Corporate Center renovation	440	2,170
Operating lease obligations	4,466	4,648
Total	$45,525	47,437
Other Commitments
Commitments to extend credit	$204,831	195,528
Standby letters of credit and financial guarantees written	3,802	3,728
Income tax credits	2,534	2,864
Total	$211,167	202,120

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

Capital Resources.  Shareholders' equity was $113.9 million, or 10.3% of total assets, as of June 30, 2017, compared to $107.4 million, or 9.9% of total assets, as of December 31, 2016.  The increase in shareholders' equity is primarily due to an increase in retained earnings due to net income and an increase in accumulated other comprehensive income resulting from an increase in unrealized gain on investment securities.

Annualized return on average equity for the six months ended June 30, 2017 was 9.05% compared to 9.81% for the six months ended June 30, 2016.  Total cash dividends paid on common stock were $1.3 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights.  The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2016, the Company's Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million was allocated to repurchase the Company's common stock.  Any purchases under the Company's stock repurchase program were made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions.  The timing and amount of any repurchase of shares were determined by the Company's management, based on its evaluation of market conditions and other factors.  The Company has repurchased approximately $2.0 million, or 92,738 shares of its common stock, under this program as of June 30, 2017.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders' equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital at June 30, 2017 and December 31, 2016 includes $20.0 million in trust preferred securities.  The Company's Tier 1 capital ratio was 15.36% and 15.20% at June 30, 2017 and December 31, 2016, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company's allowance for loan losses, not exceeding 1.25% of the Company's risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company's total risk-based capital ratio was 16.21% and 16.12% at June 30, 2017 and December 31, 2016, respectively.  The Company's common equity Tier 1 capital consists of common stock and retained earnings.   The Company's common equity Tier 1 capital ratio was 12.97% and 12.75% at June 30, 2017 and December 31, 2016, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company's Tier 1 leverage capital ratio was 11.69% and 11.19% at June 30, 2017 and December 31, 2016, respectively.

The Bank's Tier 1 risk-based capital ratio was 14.91% and 14.85% at June 30, 2017 and December 31, 2016, respectively.  The total risk-based capital ratio for the Bank was 15.77% and 15.78% at June 30, 2017 and December 31, 2016, respectively.   The Bank's common equity Tier 1 capital ratio was 14.91% and 14.85% at June 30, 2017 and December 31, 2016, respectively.  The Bank's Tier 1 leverage capital ratio was 11.28% and 10.88% at June 30, 2017 and December 31, 2016, respectively.

A bank is considered to be "well capitalized" if it has a total risk-based capital ratio of 10.0 % or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be "well capitalized" at June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Part 7A. of Part II of the Company's Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017.

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

There have been no material changes from the Risk Factors from those previously disclosed in the Company's Form 10-K in response to Item 1A. of Part I to Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number of	Number (or
				Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		per Share	Programs	or Programs (2)
April 1 - 30, 2017	581		$30.14	-	$16,180

May 1 - 31, 2017	375		28.14	-	$16,180

June 1 - 30, 2017	-		-	-	$16,180

Total	956	(1)	$29.67	-

(1) The Company purchased 956 shares on the open market in the three months ended June 30, 2017 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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
period ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated
Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the
Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) the
Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the
Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 2, 2017	/s/ Lance A. Sellers
Date	Lance A. Sellers
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2017	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)