Form 10-Q
period 2017-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2017-11-07
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2017

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):   Yes ☒  No ☐

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  5,450,412 shares of common stock, outstanding at October 31, 2017.

INDEX

PART I. FINANCIAL INFORMATION
		PAGE(S)
Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	3

	Consolidated Statements of Earnings for the three and nine months ended September 30, 2017 and 2016 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (Unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2017 and 2016 (Unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 5.	Other Information	43
Item 6.	Exhibits	43-45
Signatures		46
Certifications		47-49

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(Dollars in thousands)
	September 30,	December 31,
Assets	2017	2016
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements	$55,718	53,613
of $9,337 at 9/30/17 and $6,075 at 12/31/16
Interest-bearing deposits	37,538	16,481
Cash and cash equivalents	93,256	70,094

Investment securities available for sale	235,736	249,946
Other investments	2,680	2,635
Total securities	238,416	252,581

Mortgage loans held for sale	2,623	5,709

Loans	747,437	723,811
Less allowance for loan losses	(6,844)	(7,550)
Net loans	740,593	716,261

Premises and equipment, net	19,697	16,452
Cash surrender value of life insurance	15,452	14,952
Other real estate	-	283
Accrued interest receivable and other assets	11,516	11,659
Total assets	$1,121,553	1,087,991

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$287,794	271,851
NOW, MMDA & savings	486,051	477,054
Time, $250,000 or more	21,318	26,771
Other time	106,476	117,242
Total deposits	901,639	892,918

Securities sold under agreements to repurchase	53,307	36,434
Short-term Federal Reserve Bank borrowings	-	-
FHLB borrowings	20,000	20,000
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	9,835	10,592
Total liabilities	1,005,400	980,563

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,450,412 shares
at September 30, 2017 and 5,417,800 shares at December 31, 2016	45,102	44,187
Retained earnings	66,539	60,254
Accumulated other comprehensive income	4,512	2,987
Total shareholders' equity	116,153	107,428
Total liabilities and shareholders' equity	$1,121,553	1,087,991

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$8,966	8,188	25,935	24,185
Interest on due from banks	60	32	138	67
Interest on investment securities:
U.S. Government sponsored enterprises	578	603	1,795	1,910
State and political subdivisions	1,047	1,105	3,198	3,350
Other	47	54	157	191
Total interest income	10,698	9,982	31,223	29,703

Interest expense:
NOW, MMDA & savings deposits	156	126	431	367
Time deposits	112	142	360	452
FHLB borrowings	211	426	604	1,248
Junior subordinated debentures	152	122	432	353
Other	19	12	43	30
Total interest expense	650	828	1,870	2,450

Net interest income	10,048	9,154	29,353	27,253

Provision for (reduction of provision for) loan losses	(218)	(360)	(405)	(1,108)

Net interest income after provision for loan losses	10,266	9,514	29,758	28,361

Non-interest income:
Service charges	1,140	1,163	3,340	3,291
Other service charges and fees	145	210	447	746
Gain on sale of securities	-	-	-	324
Mortgage banking income	280	426	945	1,088
Insurance and brokerage commissions	221	163	568	476
Gain/(loss) on sale and write-down of
other real estate	43	(16)	(240)	64
Miscellaneous	1,675	1,468	4,601	4,320
Total non-interest income	3,504	3,414	9,661	10,309

Non-interest expense:
Salaries and employee benefits	4,933	4,829	15,038	14,114
Occupancy	1,669	1,755	4,981	5,243
Professional fees	303	429	788	1,603
Advertising	247	313	859	623
Debit card expense	320	271	894	870
FDIC Insurance	87	71	260	406
Other	1,792	1,930	5,661	5,339
Total non-interest expense	9,351	9,598	28,481	28,198

Earnings before income taxes	4,419	3,330	10,938	10,472

Income tax expense	1,177	872	2,680	2,597

Net earnings	$3,242	2,458	8,258	7,875

Basic net earnings per share	$0.59	0.45	1.52	1.43
Diluted net earnings per share	$0.58	0.44	1.49	1.42
Cash dividends declared per share	$0.12	0.10	0.36	0.28

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,242	2,458	8,258	7,875

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities
available for sale	(666)	(1,676)	2,027	2,597
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	-	-	(324)

Total other comprehensive (loss) income,
before income taxes	(666)	(1,676)	2,027	2,273

Income tax (benefit) expense related to other
comprehensive (loss) income:

Unrealized holding (losses) gains on securities
available for sale	(239)	(614)	502	951
Reclassification adjustment for gains
on securities available for sale
included in net earnings	-	-	-	(126)

Total income tax expense (benefit) related to
other comprehensive income (loss)	(239)	(614)	502	825

Total other comprehensive (loss) income,
net of tax	(427)	(1,062)	1,525	1,448

Total comprehensive income	$2,815	1,396	9,783	9,323

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2016	5,417,800	$44,187	60,254	2,987	107,428

Common stock repurchase	-	-	-	-	-
Cash dividends declared on
common stock	-	-	(1,973)	-	(1,973)
Restricted stock units exercised	32,612	915	-	-	915
Net earnings	-	-	8,258	-	8,258
Change in accumulated other
comprehensive income, net of tax	-	-	-	1,525	1,525
Balance, September 30, 2017	5,450,412	$45,102	66,539	4,512	116,153

Balance, December 31, 2015	5,510,538	$46,171	53,183	5,510	104,864

Common stock repurchase	(92,738)	(1,983)	-	-	(1,983)
Cash dividends declared on
common stock	-	-	(1,556)	-	(1,556)
Net earnings	-	-	7,875	-	7,875
Change in accumulated other
comprehensive income, net of tax	-	-	-	1,448	1,448
Balance, September 30, 2016	5,417,800	$44,188	59,502	6,958	110,648

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$8,258	7,875
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,764	4,181
Reduction of provision for loan losses	(405)	(1,108)
Deferred income taxes	(1,122)
Gain on sale of investment securities	-	(324)
Gain on sale of other real estate	-	(81)
Write-down of other real estate	240	17
Restricted stock expense	32	476
Origination of mortgage loans held for sale	(46,173)	(50,813)
Proceeds from sales of mortgage loans held for sale	49,259	52,186
Change in:
Cash surrender value of life insurance	(500)	(307)
Other assets	763	897
Other liabilities	(408)	49

Net cash provided by operating activities	14,274	12,441

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,492)	(12,642)
Proceeds from sales, calls and maturities of investment securities
available for sale	6,535	2,899
Proceeds from paydowns of investment securities available for sale	13,963	15,946
Purchases of FHLB stock	-	-
FHLB stock redemption	(45)	2
Net change in loans	(23,927)	(24,639)
Purchases of premises and equipment	(4,810)	(1,257)
Purchases of bank owned life insurance	-	-
Proceeds from sale of premises and equipment	-	-
Proceeds from sale of other real estate and repossessions	43	1,052

Net cash used by investing activities	(14,733)	(18,639)

Cash flows from financing activities:
Net change in deposits	8,721	29,772
Net change in securities sold under agreement to repurchase	16,873	23,046
Proceeds from Fed Funds purchased	-	(8,985)
Repayments of Fed Funds purchased	-	8,985
Common stock repurchased	-	(1,983)
Cash dividends paid on common stock	(1,973)	(1,556)

Net cash provided by financing activities	23,621	49,279

Net change in cash and cash equivalents	23,162	43,081

Cash and cash equivalents at beginning of period	70,094	39,763

Cash and cash equivalents at end of period	$93,256	82,844

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,858	2,425
Income taxes	$872	3,180

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$1,525	1,448
Change in unrealized gain on derivative financial
instruments, net	$-	-
Issuance of accrued restricted stock units	$(915)	-
Transfers of loans to other real estate and repossessions	$-	275

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1)          Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank (the “Bank”), along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc. (“REAS”), Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC (collectively called the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank operates three banking offices focused on the Latino population that were formerly operated as a division of the Bank under the name Banco de la Gente (“Banco”). These offices are now branded as Bank branches and considered a separate market territory of the Bank as they offer normal and customary banking services as are offered in the Bank’s other branches such as the taking of deposits and the making of loans.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2016 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2017 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (Topic 606): Revenue from Contracts with Customers. ASU No. 2014-09 provides guidance on the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2017.

The Company will apply ASU No. 2014-09 using a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of ASU No. 2014-09 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues will not be affected. The Company is currently assessing its revenue contracts related to revenue streams that are within the scope of ASU No. 2014-09. The Company’s accounting policies will not change materially since the principles of revenue recognition from ASU No. 2014-09 are largely consistent with existing guidance and the Company’s current practices. The Company has not identified material changes to the timing or amount of revenue recognition. However, the Company does anticipate that it will make changes to its revenue-related disclosures. The Company will provide qualitative disclosures of its performance obligations related to its revenue recognition and will continue to evaluate disaggregation for significant categories of revenue within the scope of ASU No. 2014-09.

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

The Company expects to adopt ASU No. 2016-02 using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for its existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. The Company has started an initial evaluation of its leasing contracts and activities and has started developing its methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2016 future minimum lease payments were $4.6 million). While the Company does not expect there to be a material change in the timing of expense recognition, it is too early in the evaluation process to determine if there will be a material change to the timing of expense recognition. The Company is evaluating its existing disclosures and may need to provide additional information as a result of adoption of ASU No. 2016-02.

In June 2016, FASB issued ASU No. 2016-13, (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 provides guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU No. 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018.

The Company will apply the amendments to ASU No. 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in the first quarter of 2019, the Company does not expect to elect that option. The Company is evaluating the impact of ASU No. 2016-13 on its consolidated financial statements. The Company anticipates that ASU No. 2016-13 will have no material impact on the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. In addition to the Company’s allowance for loan losses, it will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

In March 2017, FASB issued ASU No. 2017-07, (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs. ASU No. 2017-07 amended the requirements related to the income statement presentation of the components of net periodic beneﬁt cost for an entity’s sponsored deﬁned beneﬁt pension and other postretirement plans. ASU No. 2017-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

(2)          Investment Securities

Investment securities available for sale at September 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)
	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$55,947	1,142	196	56,893
U.S. Government
sponsored enterprises	40,815	290	151	40,954
State and political subdivisions	130,175	5,954	20	136,109
Corporate bonds	1,500	30	-	1,530
Trust preferred securities	250	-	-	250
Total	$228,687	7,416	367	235,736

(Dollars in thousands)
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$66,654	1,221	290	67,585
U.S. Government
sponsored enterprises	38,188	308	274	38,222
State and political subdivisions	137,832	4,176	152	141,856
Corporate bonds	1,500	33	-	1,533
Trust preferred securities	750	-	-	750
Total	$244,924	5,738	716	249,946

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2017 and December 31, 2016 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$10,540	95	4,792	101	15,332	196
U.S. Government
sponsored enterprises	5,424	47	10,762	104	16,186	151
State and political subdivisions	545	2	986 24	18	1,531	20
Total	$16,509	144	16,540	223	33,049	367

(Dollars in thousands)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$15,594	290	-	-	15,594	290
U.S. Government
sponsored enterprises	10,120	94	9,562	180	19,682	274
State and political subdivisions	10,441	123	561 24	29	11,002	152
Total	$36,155	507	10,123	209	46,278	716

At September 30, 2017, unrealized losses in the investment securities portfolio relating to debt securities totaled $367,000. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the September 30, 2017 tables above, three out of 160 securities issued by state and political subdivisions contained unrealized losses, 17 out of 78 securities issued by U.S. Government sponsored enterprises contained unrealized losses, and no securities issued by corporations contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2017
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$13,299 12,273	13,397
Due from one to five years	95,096	99,142
Due from five to ten years	55,333	57,069
Due after ten years	8,762	8,985
Mortgage-backed securities	55,947	56,893
Trust preferred securities	250	250
Total	$228,687	235,736

No securities available for sale were sold during the nine months ended September 30, 2017. Proceeds from sales of securities available for sale during the nine months ended September 30, 2016 were $804,000 and resulted in gross gains of $324,000.

Securities with a fair value of approximately $88.2 million and $95.6 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)          Loans

Major classifications of loans at September 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Real estate loans:
Construction and land development	$75,483	61,749
Single-family residential	247,184	240,700
Single-family residential -
Banco de la Gente stated income	37,840	40,189
Commercial	245,279	247,521
Multifamily and farmland	28,662	21,047
Total real estate loans	634,448	611,206

Loans not secured by real estate:
Commercial loans	87,019	87,596
Farm loans	895	-
Consumer loans	10,005	9,832
All other loans	15,070	15,177

Total loans	747,437	723,811

Less allowance for loan losses	6,844	7,550

Total net loans	$740,593	716,261

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of September 30, 2017, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of September 30, 2017, single-family residential loans comprised approximately 38% of the Bank’s total loan portfolio, and include Banco’s single-family residential stated income loans, which were approximately 5% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of September 30, 2017, commercial real estate loans comprised approximately 33% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of September 30, 2017, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2017 and December 31, 2016:

September 30, 2017
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$206	-	206	75,277	75,483	-
Single-family residential	2,268	416	2,684	244,500	247,184	-
Single-family residential -
Banco de la Gente stated income	1,363	462	1,825	36,015	37,840	-
Commercial	27	229	256	245,023	245,279	-
Multifamily and farmland	-	12	12	28,650	28,662	-
Total real estate loans	3,864	1,119	4,983	629,465	634,448	-

Loans not secured by real estate:
Commercial loans	121	1,013	1,134	85,885	87,019	-
Farm loans	-	-	-	895	895	-
Consumer loans	93	5	98	9,907	10,005	-
All other loans	-	-	-	15,070	15,070	-
Total loans	$4,078	2,137	6,215	741,222	747,437	-

December 31, 2016
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	10	10	61,739	61,749	-
Single-family residential	4,890	80	4,970	235,730	240,700	-
Single-family residential -
Banco de la Gente stated income	5,250	249	5,499	34,690	40,189	-
Commercial	342	126	468	247,053	247,521	-
Multifamily and farmland	471	-	471	20,576	21,047	-
Total real estate loans	10,953	465	11,418	599,788	611,206	-

Loans not secured by real estate:
Commercial loans	273	-	273	87,323	87,596	-
Farm loans	-	-	-	-	-	-
Consumer loans	68	6	74	9,758	9,832	-
All other loans	3	-	3	15,174	15,177	-
Total loans	$11,297	471	11,768	712,043	723,811	-

The following table presents non-accrual loans as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Real estate loans:
Construction and land development	$16	22
Single-family residential	1,728	1,662
Single-family residential -
Banco de la Gente stated income	1,502	1,340
Commercial	1,422	669
Multifamily and farmland	12	78
Total real estate loans	4,680	3,771

Loans not secured by real estate:
Commercial loans	229	21
Consumer loans	22	33
Total	$4,931	3,825

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $21.3 million, $23.5 million and $22.9 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. Interest income recognized on accruing impaired loans was $1.1 million, $871,000 and $1.2 million for the nine months ended September 30, 2017, the nine months ended September 30, 2016 and the year ended December 31, 2016, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of September 30, 2017:

September 30, 2017
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$216	-	221	221	7
Single-family residential	4,978	1,142	4,232	5,374	42
Single-family residential -
Banco de la Gente stated income	17,127	-	17,743	17,743	1,123
Commercial	3,513	1,619	2,181	3,800	45
Multifamily and farmland	12	-	78	78	-
Total impaired real estate loans	25,846	2,761	24,455	27,216	1,217

Loans not secured by real estate:
Commercial loans	233	229	39	268	-
Consumer loans	179	-	189	189	3
Total impaired loans	$26,258	2,990	24,683	27,673	1,220

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2017 and 2016.

(Dollars in thousands)
	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$246	5	369	3	253	11	375	10
Single-family residential	4,783	71	6,556	40	5,113	202	8,921	122
Single-family residential -
Banco de la Gente stated income	17,283	225	17,395	207	17,235	694	17,673	657
Commercial	3,852	18	4,013	24	3,712	144	5,376	73
Multifamily and farmland	12	-	78	-	45	-	79	3
Total impaired real estate loans	26,176	319	28,411	274	26,358	1,051	32,424	865

Loans not secured by real estate:
Commercial loans	243	-	116	-	130	3	123	-
Consumer loans	183	3	225	2	206	8	235	6
Total impaired loans	$26,602	322	28,752	276	26,694	1,062	32,782	871

The following table presents impaired loans as of and for the year ended December 31, 2016:

December 31, 2016
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$282	-	278	278	11	330	13
Single-family residential	5,354	703	4,323	5,026	47	7,247	164
Single-family residential -
Banco de la Gente stated income	18,611	-	18,074	18,074	1,182	17,673	861
Commercial	3,750	1,299	2,197	3,496	166	4,657	152
Multifamily and farmland	78	-	78	78	-	78	-
Total impaired real estate loans	28,075	2,002	24,950	26,952	1,406	29,985	1,190

Loans not secured by real estate:
Commercial loans	27	-	27	27	-	95	-
Consumer loans	211	-	202	202	3	222	8
Total impaired loans	$28,313	2,002	25,179	27,181	1,409	30,302	1,198

Changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2017:
Allowance for loan losses:
Beginning balance	$1,152	2,126	1,377	1,593	52	675	-	204	371	7,550
Charge-offs	-	(64)	-	-	(66)	(63)	-	(288)	-	(481)
Recoveries	12	26	-	17	-	23	-	102	-	180
Provision	(178)	(211)	(101)	(192)	86	(74)	-	143	122	(405)
Ending balance	$986	1,877	1,276	1,418	72	561	-	161	493	6,844

Three months ended September 30, 2017:
Allowance for loan losses:
Beginning balance	$1,183	1,819	1,293	1,463	75	704	-	158	472	7,167
Charge-offs	-	(20)	-	-	-	(26)	-	(106)	-	(152)
Recoveries	2	9	-	4	-	8	-	24	-	47
Provision	(199)	69	(17)	(49)	(3)	(125)	-	85	21	(218)
Ending balance	$986	1,877	1,276	1,418	72	561	-	161	493	6,844

Allowance for loan losses at September 30, 2017:
Ending balance: individually
evaluated for impairment	$-	-	1,104	42	-	-	-	-	-	1,146
Ending balance: collectively
evaluated for impairment	986	1,877	172	1,376	72	561	-	161	493	5,698
Ending balance	$986	1,877	1,276	1,418	72	561	-	161	493	6,844

Loans at September 30, 2017:
Ending balance	$75,483	247,184	37,840	245,279	28,662	87,019	895	25,075	-	747,437

Ending balance: individually
evaluated for impairment	$10	1,875	15,732	3,069	-	229	-	-	-	20,915
Ending balance: collectively
evaluated for impairment	$75,473	245,309	22,108	242,210	28,662	86,790	895	25,075	-	726,522

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2016:
Allowance for loan losses:
Beginning balance	$2,185	2,534	1,460	1,917	-	842	-	172	479	9,589
Charge-offs	-	(158)	-	(106)	-	(129)	-	(361)	-	(754)
Recoveries	8	18	-	15	-	165	-	112	-	318
Provision	(808)	(388)	(60)	(250)	47	(118)	-	291	178	(1,108)
Ending balance	$1,385	2,006	1,400	1,576	47	760	-	214	657	8,045

Three months ended September 30, 2016:
Allowance for loan losses:
Beginning balance	$1,582	2,233	1,354	1,650	46	803	-	234	638	8,540
Charge-offs	-	(35)	-	-	-	(89)	-	(122)	-	(246)
Recoveries	2	6	-	5	-	60	-	38	-	111
Provision	(199)	(198)	46	(79)	1	(14)	-	64	19	(360)
Ending balance	$1,385	2,006	1,400	1,576	47	760	-	214	657	8,045

Allowance for loan losses at September 30, 2016:
Ending balance: individually
evaluated for impairment	$-	-	1,164	167	-	-	-	-	-	1,331
Ending balance: collectively
evaluated for impairment	1,385	2,006	236	1,409	47	760	-	214	657	6,714
Ending balance	$1,385	2,006	1,400	1,576	47	760	-	214	657	8,045

Loans at September 30, 2016:
Ending balance	$59,456	231,958	40,934	240,150	18,727	94,790	-	27,004	-	713,019

Ending balance: individually
evaluated for impairment	$-	1,019	16,890	3,586	-	-	-	-	-	21,495
Ending balance: collectively
evaluated for impairment	$59,456	230,939	24,044	236,564	18,727	94,790	-	27,004	-	691,524

The provision for loan losses for the three months ended September 30, 2017 was a credit of $218,000, as compared to a credit of $360,000 for the three months ended September 30, 2016. The decrease in the credit to the provision for loan losses is primarily attributable to a $34.4 million increase in loans from September 30, 2016 to September 30, 2017.

The provision for loan losses for the nine months ended September 30, 2017 was a credit of $405,000, as compared to a credit of $1.1 million for the nine months ended September 30, 2016. The decrease in the credit to the provision for loan losses is primarily attributable to a $34.4 million increase in loans from September 30, 2016 to September 30, 2017.

The Company utilizes an internal risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. These risk grades are evaluated on an ongoing basis. A description of the general characteristics of the eight risk grades is as follows:

●
Risk Grade 1 – Excellent Quality: Loans are well above average quality and a minimal amount of credit risk exists. Certificates of deposit or cash secured loans or properly margined actively traded stock or bond secured loans would fall in this grade.
●
Risk Grade 2 – High Quality: Loans are of good quality with risk levels well within the Company’s range of acceptability. The organization or individual is established with a history of successful performance though somewhat susceptible to economic changes.
●
Risk Grade 3 – Good Quality: Loans of average quality with risk levels within the Company’s range of acceptability but higher than normal. This may be a new organization or an existing organization in a transitional phase (e.g. expansion, acquisition, market change).
●
Risk Grade 4 – Management Attention: These loans have higher risk and servicing needs but still are acceptable. Evidence of marginal performance or deteriorating trends is observed. These are not problem credits presently, but may be in the future if the borrower is unable to change its present course.
●
Risk Grade 5 – Watch: These loans are currently performing satisfactorily, but there has been some recent past due history on repayment and there are potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Company’s position at some future date.
●
Risk Grade 6 – Substandard: A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged (if there is any). There is a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
●
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
●
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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2017 and December 31, 2016:

September 30, 2017
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	11,007	-	-	-	562	-	838	-	12,407
2- High Quality	11,541	118,964	-	35,461	1,986	18,836	-	3,502	1,161	191,451
3- Good Quality	51,307	87,337	15,318	190,950	23,565	62,767	756	5,015	13,096	450,111
4- Management Attention	6,063	21,783	15,318	13,366	1,942	4,362	139	582	813	64,368
5- Watch	6,285	4,679	3,506	4,034	1,157	235	-	24	-	19,920
6- Substandard	287	3,414	3,698	1,468	12	257	-	44	-	9,180
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$75,483	247,184	37,840	245,279	28,662	87,019	895	10,005	15,070	747,437

December 31, 2016

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	14,996	-	-	-	541	-	959	-	16,496
2- High Quality	9,784	109,809	-	39,769	2,884	26,006	-	3,335	2,507	194,094
3- Good Quality	33,633	82,147	16,703	176,109	14,529	55,155	-	4,842	10,921	394,039
4- Management Attention	10,892	25,219	15,580	24,753	2,355	5,586	-	619	1,749	86,753
5- Watch	7,229	4,682	3,943	4,906	1,201	246	-	31	-	22,238
6- Substandard	211	3,847	3,963	1,984	78	62	-	42	-	10,187
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	4	-	4
Total	$61,749	240,700	40,189	247,521	21,047	87,596	-	9,832	15,177	723,811

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.6 million and $5.9 million at September 30, 2017 and December 31, 2016, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were $22,000 and $81,000 in performing loans classified as TDR loans at September 30, 2017 and December 31, 2016, respectively.

The following table presents an analysis of TDR loan modifications during the three and nine months ended September 30, 2017.

Three and nine months ended September 30, 2017
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	2	$22	22
Total real estate TDR loans	2	22	22
Total TDR loans	2	$22	22

During the three and nine months ended September 30, 2017, two loans were modified that were considered to be new TDR loans. The interest rate was modified on these TDR loans.

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

There were no loans modified as TDR that defaulted during the three and nine months ended September 30, 2017 and 2016, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2017 and 2016 is as follows:

For the three months ended September 30, 2017
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,242	5,450,412	$0.59
Effect of dilutive securities:
Restricted stock units	-	87,581
Diluted earnings per share	$3,242	5,537,993	$0.58

For the nine months ended September 30, 2017
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$8,258	5,440,995	$1.52
Effect of dilutive securities:
Restricted stock units	-	85,969
Diluted earnings per share	$8,258	5,526,964	$1.49

For the three months ended September 30, 2016
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,458	5,470,826	$0.45
Effect of dilutive securities:
Restricted stock units	-	74,042
Diluted earnings per share	$2,458	5,544,868	$0.44

For the nine months ended September 30, 2016
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$7,875	5,497,204	$1.43
Effect of dilutive securities:
Restricted stock units	-	68,122
Diluted earnings per share	$7,875	5,565,326	$1.42

(5)
Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. A total of 258,780 shares are currently reserved for possible issuance under the Plan. All stock-based rights under the Plan must be granted or awarded by May 7, 2019 (or ten years from the Plan effective date).

The Company granted 29,514 restricted stock units under the Plan at a grant date fair value of $7.90 per share during the first quarter of 2012, of which 5,355 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury (“UST”) in conjunction with the Company’s participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”). In July 2012, the Company granted 5,355 restricted stock units at a grant date fair value of $8.25 per share. The Company granted 26,795 restricted stock units under the Plan at a grant date fair value of $11.90 per share during the second quarter of 2013. The Company granted 21,056 restricted stock units under the Plan at a grant date fair value of $15.70 per share during the first quarter of 2014. The Company granted 15,075 restricted stock units under the Plan at a grant date fair value of $17.97 per share during the first quarter of 2015. The Company granted 5,040 restricted stock units under the Plan at a grant date fair value of $18.60 per share during the first quarter of 2016. The Company granted 3,740 restricted stock units under the Plan at a grant date fair value of $27.50 per share during the first quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016 and 2017 grants and three years from the grant date for the 2014 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of September 30, 2017, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $389,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $566,000 and $476,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

●
Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
●
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
●
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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)
	September 30, 2017
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$56,893	-	56,893	-
U.S. Government
sponsored enterprises	$40,954	-	40,954	-
State and political subdivisions	$136,109	-	136,109	-
Corporate bonds	$1,530	-	1,530	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2016
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$67,585	-	67,585	-
U.S. Government
sponsored enterprises	$38,222	-	38,222	-
State and political subdivisions	$141,856	-	141,856	-
Corporate bonds	$1,533	-	1,533	-
Trust preferred securities	$750	-	-	750

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2017.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$750
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	(500)
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at September 30, 2017 and December 31, 2016 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2017	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$2,623	-	-	2,623
Impaired loans	$26,453	-	-	26,453
Other real estate	$-	-	-	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2016	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$5,709	-	-	5,709
Impaired loans	$25,772	-	-	25,772
Other real estate	$283	-	-	283

(Dollars in thousands)
	Fair Value September 30, 2017	Fair Value December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$2,623	5,709	Rate lock commitment	N/A	N/A
Impaired loans	$26,453	25,772	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$-	283	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at September 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$93,256	93,256	-	-	93,256
Investment securities available for sale	$235,736	-	235,486	250	235,736
Other investments	$2,680	-	-	2,680	2,680
Mortgage loans held for sale	$2,623	-	-	2,623	2,623
Loans, net	$740,593	-	-	745,481	745,481
Cash surrender value of life insurance	$15,452	-	15,452	-	15,452

Liabilities:
Deposits	$901,639	-	-	890,957	890,957
Securities sold under agreements
to repurchase	$53,307	-	53,307	-	53,307
FHLB borrowings	$20,000	-	19,967	-	19,967
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$70,094	70,094	-	-	70,094
Investment securities available for sale	$249,946	-	249,196	750	249,946
Other investments	$2,635	-	-	2,635	2,635
Mortgage loans held for sale	$5,709	-	-	5,709	5,709
Loans, net	$716,261	-	-	720,675	720,675
Cash surrender value of life insurance	$14,952	-	14,952	-	14,952

Liabilities:
Deposits	$892,918	-	-	884,510	884,510
Securities sold under agreements
to repurchase	$36,434	-	36,434	-	36,434
FHLB borrowings	$20,000	-	18,864	-	18,864
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)          Regulatory Matters

On August 31, 2015, the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks (“Commissioner”) issued a Consent Order (the “Order”) in connection with compliance by the Bank with the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”). The Order was issued pursuant to the consent of the Bank. In consenting to the issuance of the Order, the Bank did not admit or deny any unsafe or unsound banking practices or violations of law or regulation.

The Order required the Bank to take certain affirmative actions to comply with its obligations under the BSA, including, without limitation, strengthening its Board of Directors’ oversight of BSA activities; reviewing, enhancing, adopting and implementing a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported.

During the third quarter of 2017 the Bank received notice that the Order was terminated effective August 30, 2017.

(8)          Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued. Management has concluded that there were no material subsequent events other than the FHLB borrowings prepayment noted below.

On October 26, 2017, the Bank repaid the remaining FHLB borrowings totaling $20.0 million. Prepayment penalties totaling $508,000 will be reflected in fourth quarter 2017 non-interest expense and will be partially offset by a reduction of approximately $150,000 in fourth quarter 2017 interest expense based on current interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-24 through A-67 of the Company’s 2016 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2017 Annual Meeting of Shareholders.

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

On August 31, 2015, the FDIC and the Commissioner issued the Order in connection with compliance by the Bank with the BSA. The Order was issued pursuant to the consent of the Bank. In consenting to the issuance of the Order, the Bank did not admit or deny any unsafe or unsound banking practices or violations of law or regulation.

The Order required the Bank to take certain affirmative actions to comply with its obligations under the BSA, including, without limitation, strengthening its Board of Directors’ oversight of BSA activities; reviewing, enhancing, adopting and implementing a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported.

During the third quarter of 2017 the Bank received notice that the Order was terminated effective August 30, 2017.

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2016 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 4, 2017 Annual Meeting of Shareholders.

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

Results of Operations
Summary. Net earnings were $3.2 million or $0.59 basic net earnings per share and $0.58 diluted net earnings per share for the three months ended September 30, 2017, as compared to $2.5 million or $0.45 basic net earnings per share and $0.44 diluted net earnings per share for the same period one year ago. The increase in third quarter net earnings is primarily attributable to an increase in net interest income, an increase in non-interest income and a decrease in non-interest expense, which were partially offset by a decrease in the credit to the provision for loan losses, as discussed below.

The annualized return on average assets was 1.17% for the three months ended September 30, 2017, compared to 0.90% for the same period one year ago, and annualized return on average shareholders’ equity was 11.14% for the three months ended September 30, 2017, compared to 8.68% for the same period one year ago.

Year-to-date net earnings as of September 30, 2017 were $8.3 million or $1.52 basic net earnings per share and $1.49 diluted net earnings per share, as compared to $7.9 million or $1.43 basic net earnings per share and $1.42 diluted net earnings per share for the same period one year ago. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income, which was partially offset by a decrease in the credit to the provision for loan losses, a decrease in non-interest income and an increase in non-interest expense, which were partially offset by an increase in net interest income, as discussed below.

The annualized return on average assets was 1.01% for the nine months ended September 30, 2017, compared to 0.99% for the same period one year ago, and annualized return on average shareholders’ equity was 9.59% for the nine months ended September 30, 2017, compared to 9.29% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $10.0 million for the three months ended September 30, 2017, compared to $9.2 million for the three months ended September 30, 2016. The increase in net interest income was primarily due to a $716,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.75% increase in the prime rate since September 2016, combined with a $178,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of FHLB borrowings and time deposits during the three months ended September 30, 2017, as compared to the same period one year ago.

Interest income was $10.7 million for the three months ended September 30, 2017, compared to $10.0 million for the three months ended September 30, 2016. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the quarter ended September 30, 2017, average loans increased $36.9 million to $746.6 million from $709.7 million for the quarter ended September 30, 2016. During the quarter ended September 30, 2017, average investment securities available for sale decreased $21.2 million to $231.1 million from $252.3 million for the quarter ended September 30, 2016. The average yield on loans for the quarters ended September 30, 2017 and 2016 was 4.76% and 4.59%, respectively. The average yield on investment securities available for sale was 3.77% and 3.63% for the quarters ended September 30, 2017 and 2016, respectively. The average yield on earning assets was 4.45% and 4.23% for the quarters ended September 30, 2017 and 2016, respectively.

  Interest expense was $650,000 for the three months ended September 30, 2017, compared to $828,000 for the three months ended September 30, 2016. The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 0.13% and 0.11% for the three months ended September 30, 2017 and 2016, respectively. The average rate paid on certificates of deposit was 0.34% for the three months ended September 30, 2017, as compared to 0.38% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.37% for the three months ended September 30, 2017, as compared to 0.46% for the same period one year ago. During the quarter ended September 30, 2017, average certificates of deposit decreased $20.3 million to $129.6 million from $149.9 million for the quarter ended September 30, 2016. Average FHLB borrowings decreased $23.5 million to $20.0 million for the three months ended September 30, 2017 from $43.5 million for the three months ended September 30, 2016.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2017 and 2016. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$746,633	8,966	4.76%	$709,742	8,189	4.59%
Investments - taxable	62,730	409	2.59%	78,033	454	2.31%
Investments - nontaxable*	171,704	1,798	4.15%	178,500	1,869	4.17%
Other	19,725	59	1.19%	26,327	32	0.48%

Total interest-earning assets	1,000,792	11,232	4.45%	992,602	10,544	4.23%

Non-interest earning assets:
Cash and due from banks	53,828			47,263
Allowance for loan losses	(7,129)			(8,603)
Other assets	54,095			55,894

Total assets	$1,101,586			$1,087,156

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$476,851	156	0.13%	$453,008	126	0.11%
Time deposits	129,559	112	0.34%	149,914	142	0.38%
FHLB borrowings	20,000	211	4.19%	43,500	426	3.90%
Trust preferred securities	20,619	152	2.92%	20,619	122	2.35%
Other	52,718	19	0.14%	47,217	12	0.10%

Total interest-bearing liabilities	699,747	650	0.37%	714,258	828	0.46%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	282,336			257,707
Other liabilities	3,991			2,610
Shareholders' equity	115,512			112,581

Total liabilities and shareholder's equity	$1,101,586			$1,087,156

Net interest spread		$10,582	4.08%		9,716	3.77%

Net yield on interest-earning assets			4.20%			3.89%

Taxable equivalent adjustment
Investment securities		$534			562

Net interest income		$10,048			9,154

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $40.1 million in 2017 and $39.5 million in 2016. Tax rates of 3.00% and 4.00% were used to calculate the tax equivalent yield on these securities in 2017 and 2016, respectively.

Year-to-date net interest income as of September 30, 2017 was $29.4 million compared to $27.3 million for the same period one year ago. The increase in net interest income was primarily due to a $1.5 million increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.75% increase in the prime rate since September 2016, combined with a $580,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of FHLB borrowings and time deposits during the nine months ended September 30, 2017, as compared to the same period one year ago.

Interest income was $31.2 million for the nine months ended September 30, 2017, compared to $29.7 million for the nine months ended September 30, 2016. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the nine months ended September 30, 2017, average loans increased $41.5 million to $739.9 million from $698.3 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, average investment securities available for sale decreased $18.2 million to $235.9 million from $254.1 million for the nine months ended September 30, 2016 primarily due to paydowns on mortgage-backed securities. The average yield on loans for the nine months ended September 30, 2017 and 2016 was 4.69% and 4.63%, respectively. The average yield on investment securities available for sale was 3.77% and 3.69% for the nine months ended September 30, 2017 and 2016, respectively. The average yield on earning assets was 4.41% and 4.30% for the nine months ended September 30, 2017 and 2016, respectively.

  Interest expense was $1.9 million for the nine months ended September 30, 2017, compared to $2.5 million for the nine months ended September 30, 2016. The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 0.12% and 0.11% for the nine months ended September 30, 2017 and 2016, respectively. The average rate paid on certificates of deposit was 0.36% for the nine months ended September 30, 2017, as compared to 0.40% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.36% for the nine months ended September 30, 2017, as compared to 0.47% for the same period one year ago. During the nine months ended September 30, 2017, average certificates of deposit decreased $16.8 million to $135.3 million from $152.1 million for the nine months ended September 30, 2016. Average FHLB borrowings decreased $23.6 million to $20.0 million for the nine months ended September 30, 2017 from $43.6 million for the nine months ended September 30, 2016.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2017 and 2016. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Nine months ended			Nine months ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$739,857	25,935	4.69%	$698,313	24,185	4.63%
Investments - taxable	66,120	1,272	2.57%	79,476	1,485	2.50%
Investments - nontaxable*	173,113	5,512	4.26%	178,921	5,671	4.23%
Other	18,048	138	1.02%	18,816	67	0.48%

Total interest-earning assets	997,138	32,857	4.41%	975,526	31,408	4.30%

Non-interest earning assets:
Cash and due from banks	53,837			43,050
Allowance for loan losses	(7,335)			(9,144)
Other assets	52,862			55,223

Total assets	$1,096,502			$1,064,655

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$479,715	431	0.12%	$441,161	367	0.11%
Time deposits	135,291	360	0.36%	152,050	452	0.40%
FHLB borrowings	20,000	604	4.04%	43,646	1,248	3.82%
Trust preferred securities	20,619	432	2.80%	20,619	353	2.29%
Other	47,675	43	0.12%	39,941	30	0.10%

Total interest-bearing liabilities	703,300	1,870	0.36%	697,417	2,450	0.47%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	277,052			254,829
Other liabilities	989			(798)
Shareholders' equity	115,161			113,207

Total liabilities and shareholder's equity	$1,096,502			$1,064,655

Net interest spread		$30,987	4.05%		28,958	3.83%

Net yield on interest-earning assets			4.15%			3.97%

Taxable equivalent adjustment
Investment securities		$1,634			1,705

Net interest income		$29,353			27,253

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $39.3 million in 2017 and $38.8 million in 2016. Tax rates of 3.00% and 4.00% were used to calculate the tax equivalent yield on these securities in 2017 and 2016, respectively.

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

	Three months ended September 30, 2017 compared to three months ended September 30, 2016			Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$434	343	777	1,448	302	1,750
Investments - taxable	(94)	49	(45)	(253)	40	(213)
Investments - nontaxable	(71)	-	(71)	(185)	26	(159)
Other	(14)	41	27	(4)	75	71
Total interest income	255	433	688	1,006	443	1,449

Interest expense:
NOW, MMDA & savings deposits	7	23	30	33	31	64
Time deposits	(18)	(12)	(30)	(47)	(45)	(92)
FHLB borrowings	(238)	23	(215)	(695)	51	(644)
Trust preferred securities	-	30	30	-	79	79
Other	1	5	6	6	7	13
Total interest expense	(248)	69	(179)	(703)	123	(580)
Net interest income	$503	364	867	1,709	320	2,029

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2017 was a credit of $218,000, as compared to a credit of $360,000 for the three months ended September 30, 2016. The decrease in the credit to the provision for loan losses is primarily attributable to a $34.4 million increase in loans from September 30, 2016 to September 30, 2017.

The provision for loan losses for the nine months ended September 30, 2017 was a credit of $405,000, as compared to a credit of $1.1 million for the nine months ended September 30, 2016. The decrease in the credit to the provision for loan losses is primarily attributable to a $34.4 million increase in loans from September 30, 2016 to September 30, 2017.

Non-Interest Income. Total non-interest income was $3.5 million for the three months ended September 30, 2017, compared to $3.4 million for the three months ended September 30, 2016. The increase in non-interest income is primarily attributable to a $266,000 increase in miscellaneous non-interest income during the three months ended September 30, 2017, compared to the same period one year ago. The increase in miscellaneous non-interest income is primarily attributable to a $159,000 increase in net Mastercard debit card incentives during the three months ended September 30, 2017, compared to the same period one year ago.

Non-interest income was $9.7 million for the nine months ended September 30, 2017, compared to $10.3 million for the nine months ended September 30, 2016. The decrease in non-interest income is primarily attributable to a $324,000 decrease in gains on the sale of securities, a $250,000 decrease in service charges and fees and a $143,000 decrease in mortgage banking income during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Non-Interest Expense. Total non-interest expense was $9.4 million for the three months ended September 30, 2017, compared to $9.6 million for the three months ended September 30, 2016. The decrease in non-interest expense was primarily due to a $138,000 decrease in other non-interest expense and a $126,000 decrease in professional fees, which were partially offset by a $104,000 increase in salaries and benefits expense during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The decrease in professional fees is primarily due to a decrease in consulting fees. The decrease in other non-interest expense is primarily due to a decrease in fraud losses. The increase in salaries and benefits expense is primarily due to an increase in the number of full-time equivalent employees and annual salary increases.

Non-interest expense was $28.5 million for the nine months ended September 30, 2017, compared to $28.2 million for the nine months ended September 30, 2016. The increase in non-interest expense was primarily due to a $924,000 increase in salaries and benefits expense, a $322,000 increase in other non-interest expense and a $236,000 increase in advertising expenses, which were partially offset by a $815,000 decrease in professional fees and a $262,000 decrease in occupancy expense during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase in salaries and benefits expense is primarily due to an increase in the number of full-time equivalent employees, annual salary increases and an increase in expenses associated with restricted stock units issued to officers resulting from an increase in the Company’s stock price from $25.07 at December 31, 2016 to $35.62 at September 30, 2017. The increase in other non-interest expense is primarily due to increases in telecommunications expense and deposit program expense. The increase in advertising expenses is primarily due to costs associated with the Bank’s rebranding initiative, which was introduced in March 2017. The decrease in professional fees is primarily due to a decrease in consulting fees associated with the Order issued in August 2015. The decrease in occupancy expense is primarily due to a reduction in depreciation expense.

Income Taxes. The Company reported income tax expense of $1.2 million and $872,000 for the three months ended September 30, 2017 and 2016, respectively. This represented an effective tax rate of 27% and 26% for the respective periods.

The Company reported income tax expense of $2.7 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively. This represented an effective tax rate of 25% for the nine months ended September 30, 2017 and 2016.

On October 26, 2017, the Bank repaid the remaining FHLB borrowings totaling $20.0 million.  Prepayment penalties totaling $508,000 will be reflected in fourth quarter 2017 non-interest expense and will be partially offset by a reduction of approximately $150,000 in fourth quarter 2017 interest expense based on current interest rates.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $235.7 million at September 30, 2017, compared to $249.9 million at December 31, 2016. Average investment securities available for sale for the nine months ended September 30, 2017 were $235.9 million, compared to $252.7 million for the year ended December 31, 2016.

Loans. At September 30, 2017, loans were $747.4 million, compared to $723.8 million at December 31, 2016. Average loans represented 74% and 71% of average earning assets for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

Total loans increased $2.4 million to $747.4 million at September 30, 2017, compared to $745.0 million at June 30, 2017. Loan activity during the third quarter of 2017 reflects an $8.5 million payoff of a syndication loan in which the Bank held a participation interest. The Bank did not have a participation interest in any syndicated loans at September 30, 2017. Third quarter 2017 loan activity also reflects an increase in construction lending. Unfunded construction loan commitments were $44.2 million at September 30, 2017, compared to $31.0 million at June 30, 2017 and $26.2 million at December 31, 2016.

The Company had $2.6 million and $5.7 million in mortgage loans held for sale as of September 30, 2017 and December 31, 2016, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2017, the Company had $105.1 million in residential mortgage loans, $100.8 million in home equity loans and $349.7 million in commercial mortgage loans, which include $272.9 million secured by commercial property and $76.8 million secured by residential property. Residential mortgage loans include $67.3 million made to customers in the Company’s traditional banking offices and $37.8 million in mortgage loans originated in the Company’s Latino banking offices. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2017, the Company had $75.5 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	43	$6,980	$-
Land acquisition and development - residential purposes	204	23,029	16
1 to 4 family residential construction	117	23,668	-
Commercial construction	30	21,806	-
Total construction and land development	394	$75,483	$16

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.6 million and $5.9 million at September 30, 2017 and December 31, 2016, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were $22,000 and $81,000 in performing loans classified as TDR loans at September 30, 2017 and December 31, 2016, respectively.

Allowance for Loan Losses. The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

●
the Bank’s loan loss experience;
●
the amount of past due and non-performing loans;
●
specific known risks;
●
the status and amount of other past due and non-performing assets;
●
underlying estimated values of collateral securing loans;
●
current and anticipated economic conditions; and
●
other factors which management believes affect the allowance for potential credit losses.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at September 30, 2017 was $6.8 million or 0.92% of total loans, compared to $7.6 million or 1.04% of total loans at December 31, 2016.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2017 and December 31, 2016.

	Percentage of Loans
	By Risk Grade
Risk Grade	9/30/2017	12/31/2016
Risk Grade 1 (Excellent Quality)	1.16%	2.28%
Risk Grade 2 (High Quality)	25.61%	26.82%
Risk Grade 3 (Good Quality)	60.40%	54.43%
Risk Grade 4 (Management Attention)	8.61%	11.99%
Risk Grade 5 (Watch)	2.67%	3.07%
Risk Grade 6 (Substandard)	1.23%	1.41%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2017, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $5.8 million) and one relationship exceeding $1.0 million in the Substandard risk grade (which totaled $1.0 million).

Non-performing Assets. Non-performing assets totaled $4.9 million at September 30, 2017 or 0.44% of total assets, compared to $4.1 million or 0.38% of total assets at December 31, 2016. Non-accrual loans were $4.9 million at September 30, 2017 and $3.8 million at December 31, 2016. As a percentage of total loans outstanding, non-accrual loans were 0.66% at September 30, 2017, compared to 0.53% at December 31, 2016. Non-accrual loans include $4.7 million in commercial and residential mortgage loans, $16,000 in construction and land development loans and $251,000 in other loans at September 30, 2017, compared to $3.7 million in commercial and residential mortgage loans, $22,000 in construction and land development loans and $54,000 in other loans at December 31, 2016. The Bank had no loans 90 days past due and still accruing at September 30, 2017 or December 31, 2016. The Bank had no other real estate owned at September 30, 2017, and $283,000 in other real estate owned at December 31, 2016.

Deposits. Total deposits at September 30, 2017 were $901.6 million compared to $892.9 million at December 31, 2016. Core deposits, which include non-interest bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations less than $250,000, were $879.6 million at September 30, 2017 as compared to $865.4 million at December 31, 2016. Certificates of deposit in amounts of $250,000 or more totaled $21.3 million at September 30, 2017, as compared to $26.8 million at December 31, 2016. At September 30, 2017, brokered deposits were $5.4 million as compared to $7.2 million at December 31, 2016. Brokered deposits outstanding as of September 30, 2017 had a weighted average rate of 0.07% with a weighted average original term of 29 months as compared to brokered deposits outstanding at December 31, 2016, which had a weighted average rate of 0.05% with a weighted average original term of 23 months.

Borrowed Funds. Borrowings from the FHLB totaled $20.0 million at September 30, 2017 and December 31, 2016. The average balance of FHLB borrowings for the nine months ended September 30, 2017 was $20.0 million, compared to $42.9 million for the year ended December 31, 2016. The FHLB borrowings outstanding at September 30, 2017 had interest rates ranging from 3.11% to 4.54% and all mature in 2018.

Securities sold under agreements to repurchase were $53.3 million at September 30, 2017 compared to $36.4 million at December 31, 2016.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2017 totaled $997.1 million, exceeding average rate sensitive liabilities of $703.3 million by $293.8 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of September 30, 2017.

Included in the rate sensitive assets are $283.1 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”). The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2017, the Company had $171.9 million in loans with interest rate floors. The floors were in effect on $35.6 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.69% higher than the indexed rate on the promissory notes without interest rate floors.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2017, such unfunded commitments to extend credit were $218.3 million, while commitments in the form of standby letters of credit totaled $3.3 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2017, the Company’s core deposits totaled $879.6 million, or 98% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 2.27% as of September 30, 2017.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets, with an outstanding balance of $20.0 million at September 30, 2017 and December 31, 2016. At September 30, 2017, the carrying value of loans pledged as collateral to the FHLB totaled $128.9 million compared to $128.3 million at December 31, 2016. The remaining availability under the line of credit with the FHLB was $60.7 million at September 30, 2017 compared to $66.8 million at December 31, 2016. The Bank had no borrowings from the FRB at September 30, 2017 or December 31, 2016. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2017, the carrying value of loans pledged as collateral to the FRB totaled $394.5 million compared to $374.5 million at December 31, 2016.

The Bank also had the ability to borrow up to $79.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2017.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 26.46% at September 30, 2017 and 24.78% at December 31, 2016. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2017 and December 31, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of September 30, 2017 and December 31, 2016 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Contractual Cash Obligations
Long-term borrowings	$20,000	20,000
Junior subordinated debentures	20,619	20,619
Corporate Center renovation	74	2,170
Operating lease obligations	4,290	4,648
Total	$44,983	47,437
Other Commitments
Commitments to extend credit	$218,267	195,528
Standby letters of credit and financial guarantees written	3,292	3,728
Income tax credits	2,397	2,864
Total	$223,956	202,120

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

Capital Resources. Shareholders’ equity was $116.2 million, or 10.4% of total assets, as of September 30, 2017, compared to $107.4 million, or 9.9% of total assets, as of December 31, 2016. The increase in shareholders’ equity is primarily due to an increase in retained earnings due to net income and an increase in accumulated other comprehensive income resulting from an increase in unrealized gain on investment securities.

Annualized return on average equity for the nine months ended September 30, 2017 was 9.59% compared to 9.29% for the nine months ended September 30, 2016. Total cash dividends paid on common stock were $2.0 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2016, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million was allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program were made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares were determined by the Company’s management, based on its evaluation of market conditions and other factors. The Company has repurchased approximately $2.0 million, or 92,738 shares of its common stock, under this program as of September 30, 2017.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital at September 30, 2017 and December 31, 2016 includes $20.0 million in trust preferred securities. The Company’s Tier 1 capital ratio was 15.44% and 15.20% at September 30, 2017 and December 31, 2016, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.24% and 16.12% at September 30, 2017 and December 31, 2016, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.09% and 12.75% at September 30, 2017 and December 31, 2016, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 11.93% and 11.19% at September 30, 2017 and December 31, 2016, respectively.

The Bank’s Tier 1 risk-based capital ratio was 15.11% and 14.85% at September 30, 2017 and December 31, 2016, respectively. The total risk-based capital ratio for the Bank was 15.91% and 15.78% at September 30, 2017 and December 31, 2016, respectively. The Bank’s common equity Tier 1 capital ratio was 15.11% and 14.85% at September 30, 2017 and December 31, 2016, respectively. The Bank’s Tier 1 leverage capital ratio was 11.59% and 10.88% at September 30, 2017 and December 31, 2016, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Part 7A. of Part II of the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017.

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

Item 1A.  Risk Factors

As discussed in Note (7) to the Consolidated Financial Statements in Item 1, the Bank received notice that the Order was terminated effective August 30, 2017. As a result of the termination of the Order, the Risk Factors regarding the Order that were previously disclosed in the Company’s Form 10-K in response to Item 1A. of Part I to Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017 are no longer applicable.

Except as set forth above, there have been no material changes from the Risk Factors from those previously disclosed in the Company’s Form 10-K in response to Item 1A. of Part I to Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 - 31, 2017	775	$37.55	-	$16,180

August 1 - 31, 2017	-	-	-	$16,180

September 1 - 30, 2017	197	30.50	-	$16,180

Total	972(1)	$36.52	-

(1) The Company purchased 972 shares on the open market in the three months ended September 30, 2017 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (10)(ix)	Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit 10(h) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

Exhibit (10)(x)	Rabbi Trust for the Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit 10(i) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

Exhibit (10)(xi)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit 10(i) to the Form 10-K filed with the Securities and Exchange Commission on March 27, 2003

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

Exhibit (10)(xiv)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit 10(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xv)
Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle Bank National Association, as Trustee, relating to Junior Subordinated Debt Securities Due September 15, 2036, incorporated by reference to Exhibit 10(m) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xvi)
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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 7, 2017	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

November 7, 2017	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)