Form 10-K
period 2017-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2018-03-15
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $132,203,074 based on the closing price of such common stock on June 30, 2017, which was $28.73 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,995,256 shares of common stock, outstanding at February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2017 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2018 Annual Meeting of Shareholders, are incorporated by reference into Part II and included as Exhibit 13 to this Form 10-K.

Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 3, 2018 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

	2017 Form 10-K	Notice of 2018 Annual Meeting, Proxy Statement and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 11	N/A
Item 1A - Risk Factors	11 - 18	N/A
Item 1B - Unresolved Staff Comments	18	N/A
Item 2 - Properties	19	N/A
Item 3 - Legal Proceedings	19	N/A
Item 4 - Mine Safety Disclosures	19	N/A

PART II
Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20 - 22	N/A
Item 6 - Selected Financial Data	22	A-3
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	23	A-4 - A-23
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	23	A-22 - A-23
Item 8 - Financial Statements and Supplementary Data	23	A-24 - A-66
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23	N/A
Item 9A - Controls and Procedures	23 - 24	N/A
Item 9B - Other Information	24	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	24	A-67
Item 11 - Executive Compensation	24	14 - 24
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24 - 25	5 - 7
Item 13 - Certain Relationships and Related Transactions and Director Independence	25	11 and 27
Item 14 - Principal Accountant Fees and Services	25	30

PART IV
Item 15 - Exhibits and Financial Statement Schedules	26 - 29	N/A

Signatures	30	N/A

PART I

ITEM 1. BUSINESS

General

Peoples Bancorp of North Carolina, Inc. (“Bancorp”), was formed in 1999 to serve as the holding company for Peoples Bank (the “Bank”). Bancorp is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal source of income is dividends declared and paid by the Bank on its capital stock, if any. Bancorp has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated. Bancorp and its wholly owned subsidiary, the Bank, along with the Bank’s wholly owned subsidiaries are collectively called the “Company”.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 19 banking offices, as of December 31, 2017, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Cornelius, Mooresville and Raleigh, North Carolina. The Bank also operates loan production offices in Denver and Durham, North Carolina. At December 31, 2017, the Company had total assets of $1.1 billion, net loans of $753.4 million, deposits of $907.0 million, total securities of $231.2 million, and shareholders’ equity of $116.0 million.

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

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately variable rate and fixed rate commercial property loans, which include residential development loans to commercial customers. Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. The majority of the Bank’s deposit and loan customers are individuals and small to medium-sized businesses located in the Bank’s market area. The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated thorough the Bank’s Banco offices. Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-23 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

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

At December 31, 2017, the Company employed 302 full-time employees and 33 part-time employees, which equated to 326 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company. At December 31, 2017, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services. CBRES serves as a “clearing-house” for appraisal services for community banks. Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property to be appraised is located. This type of service ensures that the appraisal process remains independent from the financing process within the Bank. PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and other assets obtained in the ordinary course of collecting debts previously contracted.

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

Market Area

The Bank’s primary market consists of the communities in an approximate 50-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County, North Carolina. The Bank is located only 40 miles north of Charlotte, North Carolina, and the Bank’s primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.

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

Competition

The Bank has operated in the Catawba Valley region of North Carolina for over 100 years and is the only financial institution headquartered in Newton, North Carolina. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2017 comparative data, the Bank had 23.42% of the deposits in Catawba County, placing it second in deposit size among a total of 12 banks with branch offices in Catawba County; 9.83% of the deposits in Lincoln County, placing it fifth in deposit size among a total of ten banks with branch offices in Lincoln County; and 12.26% of the deposits in Alexander County, placing it fifth in deposit size among a total of six banks with branch offices in Alexander County.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (the "Bureau") with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on the Company's and the Bank's operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank and the Company.

Capital Adequacy. At December 31, 2017, the Bank exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 11.69%, common equity Tier 1 risk-based capital ratio of 15.09%, Tier 1 risk-based capital ratio of 15.09% and total risk-based capital ratio of 15.83%. At December 31, 2017, the Company also exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 11.94%, common equity Tier 1 risk-based capital ratio of 13.00%, Tier 1 risk-based capital ratio of 15.32% and total risk-based capital ratio of 16.06%.

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

●
established a new minimum common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5% and increased the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%, while maintaining the minimum total risk-based capital ratio of 8.0% and the minimum Tier 1 leverage capital ratio of 4.0%;
●
revised the rules for calculating risk-weighted assets to enhance their risk sensitivity;
●
phased out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital;
●
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
●
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and the Company on January 1, 2015. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and increased to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and will increase to 2.5% on January 1, 2019.

The final rule established common equity Tier 1 capital as a new capital component. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the final rule, retained earnings, accumulated other comprehensive income/loss and common equity Tier 1 minority interest. As a result, Tier 1 capital has two components: common equity Tier 1 capital and additional Tier 1 capital. The final rule also revised the eligibility criteria for inclusion in additional Tier 1 and Tier 2 capital. As a result of these changes, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, are excluded as a component of Tier 1 capital for institutions of the size of the Company.

The final rule further requires that certain items be deducted from common equity Tier 1 capital, including (1) goodwill and other intangible assets, other than mortgage servicing rights, net of deferred tax liabilities (“DTLs”); (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs; (3) after-tax gain-on-sale associated with a securitization exposure; and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs. In addition, banking organizations must deduct from common equity Tier 1 capital the amount of certain assets, including mortgage servicing assets, that exceed certain thresholds. The final rule also allows all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available for sale debt securities in regulatory capital, as under prior capital rules.

The final rule provides that the failure to maintain the minimum conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s conservation buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers. If the conservation buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions), or eligible retained income. If the conservation buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of eligible retained income, and if the conservation buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of eligible retained income. The preceding thresholds for the conservation buffer and related restrictions represent the fully phased in rules effective no later than January 1, 2019. Such thresholds will be phased in incrementally throughout the phase in period, with the lowest thresholds having become effective January 1, 2016.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2017, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted during February 2017.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits imposed by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s total equity capital. At December 31, 2016, this limit was $20.4 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $34.1 million as of December 31, 2017, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Consent Order

On August 31, 2015, the FDIC and the North Carolina Office of the Commissioner issued a Consent Order (the “Order”) in connection with compliance by the Bank with the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”). The Order was issued pursuant to the consent of the Bank. In consenting to the issuance of the Order, the Bank did not admit or deny any unsafe or unsound banking practices or violations of law or regulation.

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

Available Information

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.peoplesbanknc.com as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are also available on its internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, the Company’s corporate governance policies, including the charters of the Audit and Enterprise Risk, Compensation, and Governance Committees, and the Code of Business Conduct and Ethics may also be found the Company’s website (www.peoplesbanknc.com). A written copy of the foregoing corporate governance policies is available upon written request to the Company.

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

Our business could be adversely affected by current conditions in the financial markets and economic conditions generally.
Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

●
a decrease in the demand for loans or other products and services offered by us;
●
a decrease in the value of our loans or other assets secured by consumer or commercial real estate;
●
a decrease in deposit balances due to overall reductions in the accounts of customers;
●
an impairment of certain intangible assets or investment securities;
●
a decreased ability to raise additional capital on terms acceptable to us or at all; or
●
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
Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, additional regulations are expected to be issued in 2018.

It is difficult to quantify what specific impact the Dodd-Frank Act and related regulations have had on the Company to date and what impact yet to be written regulations will have on us in the future. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Notwithstanding the foregoing, on February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries that may serve to reduce the impact of existing and future regulations on our operations.  There can be no assurance that such regulations will be implemented or that they will reduce the impact of existing and future regulations on our operations.

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
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with its top three executives averaging 19 years of service with the Bank. The Company has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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
The risk of credit losses on loans varies with, among other things, general economic conditions, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Management believes it has established the allowance in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected. For further discussion related to our process for determining the appropriate level of the allowance for loan losses, see “Allowance for Loan Losses” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results and Operation” of the Annual Report, which is included in this Form 10-K as Exhibit (13).

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

We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented within “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report which is included in this Form 10-K as Exhibit (13).

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
We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

●
Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2017, commercial real estate loans comprised approximately 33% of the Bank’s total loan portfolio.

●
Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2017, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

●
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2017, construction and land development loans comprised approximately 11% of the Bank’s total loan portfolio.

●
Single-family residential loans. Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of December 31, 2017, single-family residential loans comprised approximately 37% of the Bank’s total loan portfolio, including Banco single-family residential stated income loans which were approximately 5% of the Bank’s total loan portfolio.

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
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

●
general or local economic conditions;
●
environmental cleanup liability;
●
neighborhood values;
●
interest rates;
●
real estate tax rates;
●
operating expenses of the mortgaged properties;
●
supply of and demand for rental units or properties;
●
ability to obtain and maintain adequate occupancy of the properties;
●
zoning laws;
●
governmental rules, regulations and fiscal policies; and
●
acts of God.

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
We are subject to extensive regulation and supervision, including examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon conclusion of their examination or otherwise, violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, consent orders, civil money penalties and termination of deposit insurance and bank closure. Enforcement actions may be taken regardless of the capital levels of the institution, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions, paying dividends or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations and/or damage our reputation. In addition, compliance with any such action could distract management’s attention from normal operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital.

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
 Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●
actual or anticipated variations in quarterly results of operations;
●
recommendations by securities analysts;
●
operating results and stock price performance of other companies that investors deem comparable to us;
●
news reports relating to trends, concerns, and other issues in the financial services industry;
●
perceptions in the marketplace regarding us and/or our competitors;
●
new technology used or services offered by competitors;
●
significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and
●
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 31, 2017, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 19 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Cornelius, Mooresville and Raleigh, North Carolina. The Bank also operates loan production offices in Denver and Durham North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2017.

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

2530 Meridian Parkway
Durham, North Carolina 27713

ITEM 3.  LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market, under the symbol “PEBK.” Market makers for the Company’s shares include Raymond James Financial, Inc. and Hovde Group, LLC.

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

As of March 9, 2018, the Company had 662 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. The closing market price for the Company’s common stock was $29.31 on March 9, 2018.

The following table presents certain market and dividend information for the last two fiscal years. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. Stock prices and cash dividends per share have been adjusted for the 10% stock dividend paid on December 15, 2017.

			Cash Dividend
2017	Low Bid	High Bid	Per Share
First Quarter	$20.38	28.54	0.11

Second Quarter	$19.65	29.91	0.11

Third Quarter	$26.00	36.12	0.11

Fourth Quarter	$27.73	34.55	0.11

			Cash Dividend
2016	Low Bid	High Bid	Per Share
First Quarter	$16.62	17.59	0.07

Second Quarter	$16.74	18.05	0.09

Third Quarter	$17.51	20.70	0.09

Fourth Quarter	$18.00	24.45	0.09

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2017.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Peoples Bancorp of North Carolina, Inc.	100.00	157.33	201.73	220.12	290.70	397.96
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Southeast Bank Index	100.00	135.52	152.63	150.24	199.45	246.72

Source: S&P Global Market Intelligence
© 2017

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2017	1,113		$24.09	-	$16,180

February 1 - 28, 2017	-		-	-	$16,180

March 1 - 31, 2017	323		25.23	-	$16,180

April 1 - 30, 2017	639		27.40	-	$16,180

May 1 - 31, 2017	413		25.58	-	$16,180

June 1 - 30, 2017	-		-	-	$16,180

July 1 - 31, 2017	853		34.13	-	$16,180

August 1 - 31, 2017	-		-	-	$16,180

September 1 - 30, 2017	217		27.73	-	$16,180

October 1 - 31, 2017	669		30.87	-	$16,180

November 1 - 30, 2017	347		30.67	-	$16,180

December 1 - 31, 2017	-		-	-	$16,180

Total	4,574	(1)	$28.30	-

(1) The Company purchased 4,574 shares on the open market in the year ended December 31, 2017 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.  Number of shares purchased and average price paid per share have been adjusted for the 10% stock dividend paid in December 2017.

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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-23 of the Annual Report, which section is included in this Form 10-K as Exhibit (13), and which section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-22 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13), and which section captioned “Quantitative and Qualitative Disclosures About Market Risk” is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-24 through A-66 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13). The consolidated financial statements of the Company and supplementary data set forth on pages A-24 through A-66 of the Annual Report are incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

 Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2017, as stated in their report, which is included in Item 8 hereof.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the sections captioned “Director Nominees”, “Executive Officers of the Company “, “Security Ownership Of Certain Beneficial Owners and Management, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Business Conduct and Ethics”, “Board Committees – Governance Committee” and “Board Committees – Audit and Enterprise Risk Committee” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation”, “Employment Agreements”, “Potential Payments upon Termination or Change in Control”, “Omnibus Stock Option and Long Term Incentive Plan”, “Director Compensation”, “Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee – Compensation Committee Report” contained in the Proxy Statement, which sections are incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (5), (6)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,801	$30.69	284,658
Equity compensation plans not approved by security holders	-	-	-
Total	25,801	$30.69	284,658

(1) Includes 16,583 restricted stock units granted on February 19, 2015 (adjusted for the 10% stock dividend paid December 15, 2017) under the Omnibus Plan. These restricted stock grants vest on February 19, 2019.

(2) Includes 5,104 restricted stock units granted on February 18, 2016 (adjusted for the 10% stock dividend paid December 15, 2017) under the Omnibus Plan. These restricted stock grants vest on February 20, 2020.

(3) Includes 4,144 restricted stock units granted on March 1, 2017 (adjusted for the 10% stock dividend paid December 15, 2017) under the Omnibus Plan. These restricted stock grants vest on March 1, 2021.

(4) The exercise price used for the grants of restricted stock units under the Omnibus Plan is $30.69, the closing price for the Company’s stock on December 31, 2017.

(5) Reflects shares currently reserved for possible issuance under the Omnibus Plan.

(6) Adjusted for the 10% stock dividend paid December 15, 2017.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the sections captioned “Indebtedness of and Transactions with Management and Directors” and “Board Leadership Structure and Risk Oversight” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm” contained in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.
Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)
Reports of Independent Registered Public Accounting Firm

(b)
Consolidated Balance Sheets as of December 31, 2017 and 2016

(c)
Consolidated Statements of Earnings for the Years Ended December 31, 2017, 2016 and 2015

(d)
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

(e)
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

(f)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

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
2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and Exchange Commission on March 20, 2009

Exhibit (10)(xx)
First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and Lance A. Sellers dated February 16, 2018

Exhibit (10)(xxi)
First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and A. Joseph Lampron, Jr. dated February 16, 2018

Exhibit (10)(xxii)
First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and William D. Cable, Jr. dated February 16, 2018

Exhibit (11)
Statement regarding computation of per share earnings

Exhibit (12)
Statement regarding computation of ratios

Exhibit (13)
2017 Annual Report of Peoples Bancorp of North Carolina, Inc.

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

Exhibit (23)
Consent of Elliott Davis, PLLC

Exhibit (31)(i)
Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(ii)
Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s 10-K Report for the annual period ended December 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 15, 2018
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 15, 2018
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 15, 2018
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 15, 2018
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 15, 2018
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 15, 2018
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 15, 2018
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 15, 2018
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 15, 2018
Larry E. Robinson

/s/ William Gregory Terry	Director	March 15, 2018
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 15, 2018
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 15, 2018
Benjamin I. Zachary