Form 10-Q
period 2018-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2018-05-04
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,995,256 shares of common stock, outstanding at April 30, 2018.

INDEX

PART I.
FINANCIAL INFORMATION
		PAGE(S)
Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March 31, 2018 and 2017 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (Unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2018 and 2017 (Unaudited)	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.
OTHER INFORMATION

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

PART I.
FINANCIAL INFORMATION

Item 1.
Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(Dollars in thousands)
	March 31,	December 31,
Assets	2018	2017
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements
of $10,767 at 03/31/18 and $7,472 at 12/31/17	$32,849	53,186
Interest-bearing deposits	34,985	4,118
Cash and cash equivalents	67,834	57,304

Investment securities available for sale	213,299	229,321
Other investments	1,834	1,830
Total securities	215,133	231,151

Mortgage loans held for sale	503	857

Loans	765,824	759,764
Less allowance for loan losses	(6,373)	(6,366)
Net loans	759,451	753,398

Premises and equipment, net	19,732	19,911
Cash surrender value of life insurance	15,647	15,552
Other real estate	62	118
Accrued interest receivable and other assets	14,869	13,875
Total assets	$1,093,231	1,092,166

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$294,998	285,406
NOW, MMDA & savings	496,044	498,445
Time, $250,000 or more	17,927	18,756
Other time	98,655	104,345
Total deposits	907,624	906,952

Securities sold under agreements to repurchase	38,257	37,757
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	10,249	10,863
Total liabilities	976,749	976,191

Commitments (Note 10)

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,995,256 shares	62,096	62,096
Retained earnings	52,806	50,286
Accumulated other comprehensive income	1,580	3,593
Total shareholders' equity	116,482	115,975

Total liabilities and shareholders' equity	$1,093,231	1,092,166

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

	2018	2017
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$9,069	8,280
Interest on due from banks	45	30
Interest on investment securities:
U.S. Government sponsored enterprises	606	604
State and political subdivisions	996	1,084
Other	43	66
Total interest income	10,759	10,064

Interest expense:
NOW, MMDA & savings deposits	176	132
Time deposits	105	128
FHLB borrowings	-	192
Junior subordinated debentures	171	135
Other	15	11
Total interest expense	467	598

Net interest income	10,292	9,466

Provision for (reduction of provision for) loan losses	31	(236)

Net interest income after provision for loan losses	10,261	9,702

Non-interest income:
Service charges	1,024	1,106
Other service charges and fees	180	155
Mortgage banking income	216	346
Insurance and brokerage commissions	182	168
Appraisal management fee income	789	743
Gain/(loss) on sale and write-down of
other real estate	6	(283)
Miscellaneous	1,339	1,207
Total non-interest income	3,736	3,442

Non-interest expense:
Salaries and employee benefits	4,962	5,234
Occupancy	1,856	1,613
Professional fees	380	249
Advertising	241	246
Debit card expense	209	306
FDIC Insurance	83	86
Appraisal management fee expense	592	566
Other	1,719	2,061
Total non-interest expense	10,042	10,361

Earnings before income taxes	3,955	2,783

Income tax expense	652	578

Net earnings	$3,303	2,205

Basic net earnings per share	$0.55	0.37
Diluted net earnings per share	$0.55	0.36
Cash dividends declared per share	$0.13	0.11

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
	(Unaudited)	(Unaudited)

Net earnings	$3,303	2,205

Other comprehensive income:
Unrealized holding (losses) gains on securities
available for sale	(2,614)	586

Total other comprehensive income (loss),
before income taxes	(2,614)	586

Income tax benefit related to other
comprehensive income:

Unrealized holding losses on securities
available for sale	(601)	(18)

Total income tax benefit related to
other comprehensive income	(601)	(18)

Total other comprehensive income (loss),
net of tax	(2,013)	604

Total comprehensive income	$1,290	2,809

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2017	5,995,256	$62,096	50,286	3,593	115,975

Cash dividends declared on
common stock	-	-	(783)	-	(783)
Net earnings	-	-	3,303	-	3,303
Change in accumulated other
comprehensive income, net of tax	-	-	-	(2,013)	(2,013)
Balance, March 31, 2018	5,995,256	$62,096	52,806	1,580	116,482

Balance, December 31, 2016	5,417,800	$44,187	60,254	2,987	107,428

Cash dividends declared on
common stock	-	-	(658)	-	(658)
Restricted stock units exercised	19,940	558	-	-	558
Net earnings	-	-	2,205	-	2,205
Change in accumulated other
comprehensive income, net of tax	-	-	-	604	604
Balance, March 31, 2017	5,437,740	$44,745	61,801	3,591	110,137

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$3,303	2,205
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,230	1,228
Provision for/(Reduction) loan losses	31	(236)
Deferred income taxes	(3)	(1,122)
Gain on sale of other real estate	(6)	-
Write-down of other real estate	-	283
Loss on sale of premises and equipment	2	33
Restricted stock expense	57	430
Proceeds from sales of mortgage loans held for sale	8,530	18,376
Origination of mortgage loans held for sale	(8,176)	(14,007)
Change in:
Cash surrender value of life insurance	(95)	(299)
Other assets	(742)	1,302
Other liabilities	(319)	(1,523)

Net cash provided by operating activities	3,812	6,670

Cash flows from investing activities:
Purchases of investment securities available for sale	-	(3,071)
Proceeds from sales, calls and maturities of investment securities
available for sale	7,630	2,830
Proceeds from paydowns of investment securities available for sale	5,159	5,152
Purchases of FHLB stock	(4)	(44)
Net change in loans	(6,146)	(12,101)
Purchases of premises and equipment	(434)	(2,647)
Proceeds from sale of other real estate and repossessions	124	-

Net cash provided (used) by investing activities	6,329	(9,881)

Cash flows from financing activities:
Net change in deposits	672	15,496
Net change in securities sold under agreement to repurchase	500	5,729
Proceeds from Fed Funds purchased	850	-
Repayments of Fed Funds purchased	(850)	-
Cash dividends paid on common stock	(783)	(658)

Net cash provided by financing activities	389	20,567

Net change in cash and cash equivalents	10,530	17,356

Cash and cash equivalents at beginning of period	57,304	70,094

Cash and cash equivalents at end of period	$67,834	87,450

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$290	297
Income taxes	$-	-

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(2,013)	604
Issuance of accrued restricted stock units	$-	(558)
Transfers of loans to other real estate and repossessions	$62	-

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1)
    Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank (the “Bank”), along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. ("PIS"), Real Estate Advisory Services, Inc. (“REAS”), Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC (collectively called the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2017) are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2018 Annual Meeting of Shareholders.

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

The Company has applied ASU No. 2014-09 using a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of ASU No. 2014-09 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Appraisal management fee income and expense from the Bank’s subsidiary, CBRES, was previously reported as a net amount, which was included in miscellaneous non-interest income. This income and expense is now reported on separate line items under non-interest income and non-interest expense.   See below for atdditional information related to revenue generated from contracts with customers.

Revenue and Method of Adoption
The majority of our revenue is derived primarily from interest income from receivables (loans) and securities. Other revenues are derived from fees received in connection with deposit accounts, investment advisory, and appraisal services. On January 1, 2018, we adopted the requirements of ASU No. 2014-09. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted ASU No. 2014-09 using the modified retrospective transition approach which does not require restatement of prior periods. The method was selected as there were no material changes in the timing of revenue recognition resulting in no comparability issues with prior periods. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard. When applying the modified retrospective approach under ASU No. 2014-09, the Company has elected, as a practical expedient, to apply this approach only to contracts that were not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures involve our material income streams derived from contracts with customers which are within the scope of ASU No. 2014-09. Through our wholly-owned subsidiary, PIS, we contract with a registered investment advisor to perform investment advisory services on behalf of our customers. We receive commissions from this third party based on the volume of business that our customers do with them. Total revenue recognized from these contracts for the three months ended March 31, 2018 was $182,000. The Company utilizes third parties to contract with our customers to perform debit and credit card clearing services. These third parties pay us commissions based on the volume of transactions that the process on behalf of our customers. Total revenue recognized for the three months ended March 31, 2018 from the contract with this third partywas $936,000. Through our wholly-owned subsidiary, REAS, we provide property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized for the three months ended March 31, 2018 from these contracts with customers was $143,000. Through our wholly-owned subsidiary, CBRES, we provide appraisal management services. Total revenue recognized for the three months ended March 31, 2018 from these contracts with customers was $789,000. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. Our portfolio of services provided to our customers consists of over 50,000 active contracts. We have disaggregated revenue according to timing of the transfer of service. Total revenue for the three months ended March 31, 2018 derived from contracts in which services are transferred at a point in time was approximately $2.1 million. None of our revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. For our deposit contracts, this risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered. For our appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

Contract Balances. The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on the balance sheet. Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer. For fee per transaction contracts, the customers are billed as the transactions are processed. We have no contracts in which customers are billed in advance for services to be performed. These would create contract liabilities or deferred revenue, as the customers pay in advance for services. There are no contract liabilities or accounts receivables balances that are material to the Company’s balance sheet.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASU No. 2014-09. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Performance obligations are satisfied as the service is provided to the customer at a point in time. There are no significant financing components in our contracts. Excluding deposit and appraisal service revenues which are primarily billed at a point in time as a fee for services incurred, all other contracts within the scope of ASU No. 2014-09 contain variable consideration in that fees earned are derived from market values of accounts which determine the amount of consideration to which we are entitled. The variability is resolved when the services are provided. The contracts do not include obligations for returns, refunds, or warranties. The contracts are specific to the amounts owed to the Company for services performed during a period should the contracts be terminated.

Significant Judgements. All of the contracts create performance obligations that are satisfied at a point in time excluding some immaterial deposit revenues. Revenue is recognized as services are billed to the customers. Variable consideration does exist for contracts related to our contract with the registered investment advisor as some revenues are based on market values of accounts at the end of the period.

In January 2016, FASB issued ASU No. 2016-01, (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU No. 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

The Company expects to adopt ASU No. 2016-02 using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for its existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. The Company has started an initial evaluation of its leasing contracts and activities and has started developing its methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2017 future minimum lease payments were $4.8 million). While the Company does not expect there to be a material change in the timing of expense recognition, it is too early in the evaluation process to determine if there will be a material change to the timing of expense recognition. The Company is evaluating its existing disclosures and may need to provide additional information as a result of adoption of ASU No. 2016-02.

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

In September 2017, FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU No. 2017-13 updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent Securities Exchange Commission ("SEC") guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. ASU No. 2017-13 was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In November 2017, FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive, Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU No. 2017-14 incorporates into the Accounting Standards Codification recent SEC guidance related to revenue recognition. ASU No. 2017-14 was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2018, FASB issued ASU 2018-02, Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act (“TCJA”). The Company has opted to early adopt this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the TCJA is recognized. The impact of the reclassification from other comprehensive income to retained earnings at December 31, 2017 was $607,000.

In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2018, FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update). ASU No. 2018-04 incorporates recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulation. ASU No. 2018-04 was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). ASU No. 2018-05 incorporates recent SEC guidance related to the income tax accounting implications of the TCJA. ASU No. 2018-05 was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)
Investment Securities

Investment securities available for sale at March 31, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)
	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$49,731	559	722	49,568
U.S. Government
sponsored enterprises	38,466	24	649	37,841
State and political subdivisions	121,299	2,994	152	124,141
Corporate bonds	1,500	-	1	1,499
Trust preferred securities	250	-	-	250
Total	$211,246	3,577	1,524	213,299

(Dollars in thousands)
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$53,124	814	329	53,609
U.S. Government
sponsored enterprises	40,504	140	264	40,380
State and political subdivisions	129,276	4,310	16	133,570
Corporate bonds	1,500	12	-	1,512
Trust preferred securities	250	-	-	250
Total	$224,654	5,276	609	229,321

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2018 and December 31, 2017 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$13,062	219	10,693	503	23,755	722
U.S. Government
sponsored enterprises	26,715	448	9,665	201	36,380	649
State and political subdivisions	7,023	122	965	30	7,988	152
Corporate bonds	999	1	-	-	999	1
Total	$47,799	790	21,323	734	69,122	1,524

(Dollars in thousands)
	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,701	75	11,259	254	19,960	329
U.S. Government
sponsored enterprises	12,661	98	10,067	166	22,728	264
State and political subdivisions	798	2	1,501	14	2,299	16
Total	$22,160	175	22,827	434	44,987	609

At March 31, 2018, unrealized losses in the investment securities portfolio relating to debt securities totaled $1.5 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the March 31, 2018 tables above, 12 out of 150 securities issued by state and political subdivisions contained unrealized losses, 36 out of 79 securities issued by U.S. Government sponsored enterprises contained unrealized losses, one out of two issued by corporations contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2018
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$12,931	13,039
Due from one to five years	101,101	103,219
Due from five to ten years	38,976	38,938
Due after ten years	8,257	8,285
Mortgage-backed securities	49,731	49,568
Trust preferred securities	250	250
Total	$211,246	213,299

No securities available for sale were sold during the three months ended March 31, 2018 and 2017.

Securities with a fair value of approximately $99.2 million and $105.6 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes as required by law.

 (3)
Loans

Major classifications of loans at March 31, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)
	March 31, 2018	December 31, 2017
Real estate loans:
Construction and land development	$82,046	84,987
Single-family residential	244,061	246,703
Single-family residential -
Banco de la Gente stated income	36,540	37,249
Commercial	261,636	248,637
Multifamily and farmland	29,108	28,937
Total real estate loans	653,391	646,513

Loans not secured by real estate:
Commercial loans	89,304	89,022
Farm loans	1,095	1,204
Consumer loans	9,329	9,888
All other loans	12,705	13,137

Total loans	765,824	759,764

Less allowance for loan losses	6,373	6,366

Total net loans	$759,451	753,398

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of March 31, 2018, construction and land development loans comprised approximately 11% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of March 31, 2018, single-family residential loans comprised approximately 37% of the Bank’s total loan portfolio, and include Banco’s single-family residential stated income loans, which were approximately 5% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of March 31, 2018, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of March 31, 2018, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2018 and December 31, 2017:

March 31, 2018
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$156	117	273	81,773	82,046	-
Single-family residential	2,775	96	2,871	241,190	244,061	-
Single-family residential -
Banco de la Gente stated income	4,196	54	4,250	32,290	36,540	-
Commercial	427	-	427	261,209	261,636	-
Multifamily and farmland	-	-	-	29,108	29,108	-
Total real estate loans	7,554	267	7,821	645,570	653,391	-

Loans not secured by real estate:
Commercial loans	59	97	156	89,148	89,304	-
Farm loans	-	-	-	1,095	1,095	-
Consumer loans	85	5	90	9,239	9,329	-
All other loans	-	-	-	12,705	12,705	-
Total loans	$7,698	369	8,067	757,757	765,824	-

December 31, 2017
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$277	-	277	84,710	84,987	-
Single-family residential	3,241	193	3,434	243,269	246,703	-
Single-family residential -
Banco de la Gente stated income	4,078	465	4,543	32,706	37,249	-
Commercial	588	-	588	248,049	248,637	-
Multifamily and farmland	-	12	12	28,925	28,937	-
Total real estate loans	8,184	670	8,854	637,659	646,513	-

Loans not secured by real estate:
Commercial loans	53	100	153	88,869	89,022	-
Farm loans	-	-	-	1,204	1,204	-
Consumer loans	113	5	118	9,770	9,888	-
All other loans	-	-	-	13,137	13,137	-
Total loans	$8,350	775	9,125	750,639	759,764	-

The following table presents non-accrual loans as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)
	March 31, 2018	December 31, 2017
Real estate loans:
Construction and land development	$130	14
Single-family residential	1,535	1,634
Single-family residential -
Banco de la Gente stated income	1,508	1,543
Commercial	378	396
Multifamily and farmland	-	12
Total real estate loans	3,551	3,599

Loans not secured by real estate:
Commercial loans	97	100
Consumer loans	17	12
Total	$3,665	3,711

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $23.8 million, $24.6 million and $26.1 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. Interest income recognized on accruing impaired loans was $352,000, $1.4 million, and $372,000 for the three months ended March 31, 2018, the year ended December 31, 2017 and the three months ended March 31, 2017, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of March 31, 2018:

March 31, 2018
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$397	-	265	265	9	333	6
Single-family residential	5,080	1,124	3,486	4,610	37	6,258	68
Single-family residential -
Banco de la Gente stated income	17,027	-	17,639	17,639	1,096	15,099	238
Commercial	2,420	477	2,873	3,350	13	2,294	37
Multifamily and farmland	-	-	78	78	-	6	-
Total impaired real estate loans	24,924	1,601	24,341	25,942	1,155	23,990	349

Loans not secured by real estate:
Commercial loans	260	97	(92)	5	-	102	-
Consumer loans	154	-	192	192	2	152	2
Total impaired loans	$25,338	1,698	24,441	26,139	1,157	24,244	351

The following table presents impaired loans as of and for the year ended December 31, 2017:

December 31, 2017
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$282	-	277	277	6	253	17
Single-family residential	5,226	1,135	3,686	4,821	41	5,113	265
Single-family residential -
Banco de la Gente stated income	17,360	-	16,805	16,805	1,149	16,867	920
Commercial	2,761	807	1,661	2,468	1	3,411	148
Multifamily and farmland	78	-	12	12	-	28	-
Total impaired real estate loans	25,707	1,942	22,441	24,383	1,197	25,672	1,350

Loans not secured by real estate:
Commercial loans	264	100	4	104	-	149	3
Consumer loans	158	-	154	154	2	194	9
Total impaired loans	$26,129	2,042	22,599	24,641	1,199	26,015	1,362

Changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance	$804	1,812	1,280	1,193	72	574	-	155	476	6,366
Charge-offs	-	-	-	-	(5)	-	-	(101)	-	(106)
Recoveries	1	5	-	4	1	8	-	63	-	82
Provision	(154)	(177)	(15)	101	5	124	-	19	128	31
Ending balance	$651	1,640	1,265	1,298	73	706	-	136	604	6,373

Allowance for loan losses March 31, 2018
Ending balance: individually
evaluated for impairment	$-	-	1,079	12	-	-	-	-	-	1,091
Ending balance: collectively
evaluated for impairment	651	1,640	186	1,286	73	706	-	136	604	5,282
Ending balance	$651	1,640	1,265	1,298	73	706	-	136	604	6,373

Loans March 31, 2017:
Ending balance	$82,046	244,061	36,540	261,636	29,108	89,304	1,095	22,034	-	765,824

Ending balance: individually
evaluated for impairment	$96	1,832	15,190	1,915	-	97	-	-	-	19,130
Ending balance: collectively
evaluated for impairment	$81,950	242,229	21,350	259,721	29,108	89,207	1,095	22,034	-	746,694

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2017
Allowance for loan losses:
Beginning balance	$1,152	2,126	1,377	1,593	52	675	-	204	371	7,550
Charge-offs	-	(20)	-	-	-	(2)	-	(109)	-	(131)
Recoveries	8	7	-	7	-	8	-	50	-	80
Provision	(191)	(110)	(49)	55	21	(53)	-	33	58	(236)
Ending balance	$969	2,003	1,328	1,655	73	628	-	178	429	7,263

Allowance for loan losses March 31, 2017
Ending balance: individually
evaluated for impairment	$-	-	1,120	62	-	-	-	-	-	1,182
Ending balance: collectively
evaluated for impairment	969	2,003	208	1,593	73	628	-	178	429	6,081
Ending balance	$969	2,003	1,328	1,655	73	628	-	178	429	7,263

Loans March 31, 2017:
Ending balance	$65,438	239,322	39,230	247,940	29,078	90,923	897	23,033	-	735,861

Ending balance: individually
evaluated for impairment	$-	1,630	16,303	2,736	-	-	-	-	-	20,669
Ending balance: collectively
evaluated for impairment	$65,438	237,692	22,927	245,204	29,078	90,923	897	23,033	-	715,192

The provision for loan losses for the three months ended March 31, 2018 was an expense of $31,000, as compared to a credit of $236,000 for the three months ended March 31, 2017. The increase in the provision for loan losses is primarily attributable to a $30.0 million increase in loans from March 31, 2017 to March 31, 2018.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2018 and December 31, 2017:

March 31, 2018
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$273	7,298	-	-	-	542	-	525	-	8,638
2- High Quality	20,125	119,589	-	35,003	518	19,667	-	3,427	2,320	200,649
3- Good Quality	51,400	90,160	14,788	205,753	25,635	64,485	933	4,717	9,594	467,465
4- Management Attention	4,495	19,595	14,925	17,177	1,825	4,199	162	609	791	63,778
5- Watch	5,476	4,346	3,136	3,282	1,130	292	-	21	-	17,683
6- Substandard	277	3,073	3,691	421	-	119	-	30	-	7,611
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$82,046	244,061	36,540	261,636	29,108	89,304	1,095	9,329	12,705	765,824

December 31, 2017
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$152	8,590	-	-	-	446	-	791	-	9,979
2- High Quality	20,593	120,331	-	34,360	561	17,559	-	3,475	2,410	199,289
3- Good Quality	53,586	89,120	14,955	196,439	25,306	65,626	1,085	5,012	9,925	461,054
4- Management Attention	4,313	20,648	15,113	13,727	1,912	5,051	119	562	802	62,247
5- Watch	6,060	4,796	3,357	3,671	1,146	223	-	23	-	19,276
6- Substandard	283	3,218	3,824	440	12	117	-	25	-	7,919
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$84,987	246,703	37,249	248,637	28,937	89,022	1,204	9,888	13,137	759,764

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.4 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at March 31, 2018. There was $21,000 in performing loans classified as TDR loans at December 31, 2017.

There were no new TDR modifications during the three months ended March 31, 2018 and 2017.

There were no loans modified as TDR that defaulted during the three months ended March 31, 2018 and 2017, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2018 and 2017 is as follows:

For the three months ended March 31, 2018
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,303	5,995,256	$0.55
Effect of dilutive securities:
Restricted stock units	-	17,000
Diluted earnings per share	$3,303	6,012,256	$0.55

For the three months ended March 31, 2017
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,205	5,970,006	$0.37
Effect of dilutive securities:
Restricted stock units	-	92,140
Diluted earnings per share	$2,205	6,062,146	$0.36

In November 2017, the Board of Directors of the Company declared a cash dividend in the amount of $0.12 per share and a 10% stock dividend. The cash dividend was paid based on the number of shares held by shareholders on the record date of December 4, 2017. As a result of the stock dividend, each shareholder received one new share of stock for every ten shares of stock they held as of the record date of December 4, 2017. The payable date for the cash dividend and stock dividend was December 15, 2017. All previously reported per share amounts have been restated to reflect this stock dividend.

(5)
Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. A total of 280,933 shares are currently reserved for possible issuance under the Plan. All stock-based rights under the Plan must be granted or awarded by May 7, 2019 (i.e., ten years from the Plan effective date).

The Company granted 32,465 restricted stock units under the Plan at a grant date fair value of $7.18 per share during the first quarter of 2012, of which 5,891 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program under the Troubled Asset Relief Program. In July 2012, the Company granted 5,891 restricted stock units at a grant date fair value of $7.50 per share. The Company granted 29,475 restricted stock units under the Plan at a grant date fair value of $10.82 per share during the second quarter of 2013. The Company granted 23,162 restricted stock units under the Plan at a grant date fair value of $14.27 per share during the first quarter of 2014. The Company granted 16,583 restricted stock units under the Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The number of restricted stock units granted and grant date fair values have been restated to reflect the 10% stock dividend during the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016, 2017 and 2018 grants and three years from the grant date for the 2014 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of March 31, 2018, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $377,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $57,000 and $430,000 for the three months ended March 31, 2018 and 2017, respectively.

(6)
Fair Value

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination or issuance.  The methods of determining the fair value of assets and liabilities presented in this note are consistent with methodologies disclosed in Note 15 of the Company’s 2017 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU No. 2016-01.

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

Loans
In accordance with ASU No. 2016-01, the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are reported in the Level 3 fair value category, as the pricing of loans is more subjective than the pricing of other financial instruments.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)
	March 31, 2018
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$49,568	-	49,568	-
U.S. Government
sponsored enterprises	$37,841	-	37,841	-
State and political subdivisions	$124,141	-	124,141	-
Corporate bonds	$1,499	-	1,499	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2017
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$53,609	-	53,609	-
U.S. Government
sponsored enterprises	$40,380	-	40,380	-
State and political subdivisions	$133,570	-	133,570	-
Corporate bonds	$1,512	-	1,512	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2018.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at March 31, 2018 and December 31, 2017 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2018	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$503	-	-	503
Impaired loans	$24,982	-	-	24,982
Other real estate	$62	-	-	62

(Dollars in thousands)
	Fair Value Measurements December 31, 2017	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$857	-	-	857
Impaired loans	$23,442	-	-	23,442
Other real estate	$118	-	-	118

(Dollars in thousands)
	Fair Value March 31, 2018	Fair Value December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$503	857	Rate lock commitment	N/A	N/A
Impaired loans	$24,982	23,442	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$62	118	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$67,834	67,834	-	-	67,834
Investment securities available for sale	$213,299	-	213,049	250	213,299
Other investments	$1,834	-	-	1,834	1,834
Mortgage loans held for sale	$503	-	-	503	503
Loans, net	$759,451	-	-	738,009	738,009
Cash surrender value of life insurance	$15,647	-	15,647	-	15,647

Liabilities:
Deposits	$907,624	-	-	891,109	891,109
Securities sold under agreements
to repurchase	$38,257	-	38,257	-	38,257
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$53,186	53,186	-	-	53,186
Investment securities available for sale	$229,321	-	229,071	250	229,321
Other investments	$1,830	-	-	1,830	1,830
Mortgage loans held for sale	$857	-	-	857	857
Loans, net	$753,398	-	-	735,837	735,837
Cash surrender value of life insurance	$15,552	-	15,552	-	15,552

Liabilities:
Deposits	$906,952	-	-	894,932	894,932
Securities sold under agreements
to repurchase	$37,757	-	37,757	-	37,757
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)
Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued. Management has concluded that there were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-24 through A-66 of the Company’s 2017 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2018 Annual Meeting of Shareholders.

Introduction
Management’s discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Wake and Durham counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation.

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate to 0.50% on December 16, 2015, 0.75% on December 14, 2016, 1.00% on March 15, 2017, 1.25% on June 14, 2017, 1.50% on December 13, 2017 and 1.75% on March 21, 2018. These increases had a positive impact on earnings in 2017 and should continue to have a positive impact on the Bank’s net interest income in future periods.

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 3, 2018 Annual Meeting of Shareholders.

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

Results of Operations
Summary. Net earnings were $3.3 million or $0.55 basic and diluted net earnings per share for the three months ended March 31, 2018, as compared to $2.2 million or $0.37 basic net earnings per share and $0.36 diluted net earnings per share for the same period one year ago. The increase in first quarter net earnings is primarily attributable to an increase in net interest income, an increase in non-interest income and a decrease in non-interest expense, which were partially offset by an increase in the provision for loan losses during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, as discussed below.

The annualized return on average assets was 1.24% for the three months ended March 31, 2018, compared to 0.82% for the same period one year ago, and annualized return on average shareholders’ equity was 11.49% for the three months ended March 31, 2018, compared to 8.25% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $10.3 million for the three months ended March 31, 2018, compared to $9.5 million for the three months ended March 31, 2017. The increase in net interest income was primarily due to a $695,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.75% increase in the prime rate since March 31, 2017, combined with a $131,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of FHLB borrowings during the three months ended March 31, 2018, as compared to the same period one year ago.

Interest income was $10.8 million for the three months ended March 31, 2018, compared to $10.1 million for the three months ended March 31, 2017. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the quarter ended March 31, 2018, average loans increased $36.2 million to $765.7 million from $729.5 million for the quarter ended March 31, 2017. During the quarter ended March 31, 2018, average investment securities available for sale decreased $23.4 million to $217.4 million from $240.8 million for the quarter ended March 31, 2017. The average yield on loans for the quarters ended March 31, 2018 and 2017 was 4.80% and 4.60%, respectively. The average yield on investment securities available for sale was 3.53% and 3.75% for the quarters ended March 31, 2018 and 2017, respectively. The average yield on earning assets was 4.48% and 4.35% for the quarters ended March 31, 2018 and 2017, respectively.

  Interest expense was $467,000 for the three months ended March 31, 2018, compared to $598,000 for the three months ended March 31, 2017. The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 0.15% and 0.11% for the three months ended March 31, 2018 and 2017, respectively. The average rate paid on certificates of deposit was 0.35% for the three months ended March 31, 2018, as compared to 0.37% for the same period one year ago.The average rate paid on interest-bearing liabilities was 0.28% for the three months ended March 31, 2018, as compared to 0.34% for the same period one year ago. During the quarter ended March 31, 2018, average certificates of deposit decreased $20.3 million to $120.6 million from $140.9 million for the quarter ended March 31, 2017. Average FHLB borrowings decreased $20.0 million to zero for the three months ended March 31, 2018 from $20.0 million for the three months ended March 31, 2017.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2018 and 2017. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended March 31, 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Yields and interest income on tax-exempt investments for the three months ended March 31, 2017 have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.
	Three months ended			Three months ended
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$765,670	9,069	4.80%	$729,475	8,281	4.60%
Investments - taxable	55,672	405	2.95%	69,666	439	2.56%
Investments - nontaxable*	164,214	1,510	3.73%	174,387	1,868	4.34%
Other	12,670	45	1.44%	15,336	30	0.79%

Total interest-earning assets	998,226	11,029	4.48%	988,864	10,618	4.35%

Non-interest earning assets:
Cash and due from banks	35,869			43,050
Allowance for loan losses	(6,367)			(7,626)
Other assets	53,044			62,181

Total assets	$1,080,772			$1,086,469

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$491,883	176	0.15%	$480,964	132	0.11%
Time deposits	120,572	105	0.35%	140,927	128	0.37%
FHLB borrowings	-	-	-	20,000	192	3.89%
Trust preferred securities	20,619	171	3.36%	20,619	135	2.66%
Other	39,520	15	0.15%	42,384	11	0.11%

Total interest-bearing liabilities	672,594	467	0.28%	704,894	598	0.34%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	288,224			268,511
Other liabilities	3,376			4,679
Shareholders' equity	116,578			108,385

Total liabilities and shareholder's equity	$1,080,772			$1,086,469

Net interest spread		$10,562	4.20%		$10,020	4.02%

Net yield on interest-earning assets			4.29%			4.11%

Taxable equivalent adjustment
Investment securities		$270			$554

Net interest income		$10,292			$9,466

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $39.8 million in 2018 and $38.3 million in 2017. Tax rates of 2.50% and 3.00% were used to calculate the tax equivalent yield on these securities in 2018 and 2017, respectively.

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

	Three months ended March 31, 2018 compared to three months ended March 31, 2017			Three months ended March 31, 2017 compared to three months ended March 31, 2016

(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$420	368	788	$432	(174)	258
Investments - taxable	(95)	61	(34)	(80)	(26)	(106)
Investments - nontaxable	(101)	(257)	(358)	(51)	26	(25)
Other	(7)	22	15	1	12	13
Total interest income	217	194	411	302	(162)	140

Interest expense:
NOW, MMDA & savings deposits	3	41	44	12	-	12
Time deposits	(18)	(5)	(23)	(13)	(21)	(34)
FHLB borrowings	(96)	(96)	(192)	(225)	11	(214)
Trust preferred securities	-	36	36	-	22	22
Other	(1)	5	4	3	-	3
Total interest expense	(112)	(19)	(131)	(223)	12	(211)
Net interest income	$329	213	542	$525	(174)	351

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2018 was an expense of $31,000, as compared to a credit of $236,000 for the three months ended March 31, 2017. The increase in the provision for loan losses is primarily attributable to a $30.0 million increase in loans from March 31, 2017 to March 31, 2018.

Non-Interest Income. Total non-interest income was $3.7 million for the three months ended March 31, 2018, compared to $3.4 million for the three months ended March 31, 2017. The increase in non-interest income is primarily attributable to a $289,000 net decrease in losses on other real estate and a $132,000 increase in miscellaneous non-interest income, which were partially offset by a $130,000 decrease in mortgage banking income during the three months ended March 31, 2018, compared to the same period one year ago.

Non-Interest Expense. Total non-interest expense was $10.0 million for the three months ended March 31, 2018, compared to $10.4 million for the three months ended March 31, 2017. The decrease in non-interest expense was primarily due to a $272,000 decrease in salaries and benefits expense and a $342,000 decrease in other non-interest expense, which were partially offset by a $243,000 increase in occupancy expense during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease in salaries and benefits expense is primarily due to a decrease in expense associated with restricted stock units issued to officers. The decrease in other non-interest expense is primarily due to reductions in expense associated with restricted stock units issued to directors, debit card expense and fraud/forgery expense. The increase in occupancy expense is primarily due to an increase in depreciation and maintenance expense.

Income Taxes. The Company reported income tax expense of $652,000 and $578,000 for the three months ended March 31, 2018 and 2017, respectively. This represented an effective tax rate of 16% and 21% for the respective periods. The reduction in the effective tax rate was primarily due to the passing of the TCJA in December, 2017, which reduced the Company’s federal corporate tax rate from 34% to 21% effective January 1, 2018.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $213.3 million at March 31, 2018, compared to $229.3 million at December 31, 2017. Average investment securities available for sale for the three months ended March 31, 2018 were $235.9 million, compared to $234.3 million for the year ended December 31, 2017.

Loans. At March 31, 2018, loans were $765.8 million, compared to $759.8 million at December 31, 2017. Average loans represented 77% and 74% of average earning assets for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

The Company had $503,000 and $857,000 in mortgage loans held for sale as of March 31, 2018 and December 31, 2017, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At March 31, 2018, the Company had $102.4 million in residential mortgage loans, $101.1 million in home equity loans and $364.2 million in commercial mortgage loans, which include $291.5 million secured by commercial property and $72.7 million secured by residential property. Residential mortgage loans include $36.5 million in stated income mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2018, the Company had $75.5 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	41	$6,425	$-
Land acquisition and development - residential purposes	194	21,266	130
1 to 4 family residential construction	124	22,159	-
Commercial construction	29	32,196	-
Total construction and land development	388	$82,046	$130

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.4 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at March 31, 2018. There was $21,000 in performing loans classified as TDR loans at December 31, 2017.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at March 31, 2018 was $6.4 million or 0.83% of total loans, compared to $6.4 million or 0.84% of total loans at December 31, 2017.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2018 and December 31, 2017.

	Percentage of Loans
	By Risk Grade
Risk Grade	3/31/2018	12/31/2017
Risk Grade 1 (Excellent Quality)	1.13%	1.31%
Risk Grade 2 (High Quality)	26.20%	26.23%
Risk Grade 3 (Good Quality)	61.04%	60.69%
Risk Grade 4 (Management Attention)	8.33%	8.19%
Risk Grade 5 (Watch)	2.31%	2.54%
Risk Grade 6 (Substandard)	0.99%	1.04%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2018, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $5.1 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $3.7 million at March 31, 2018 or 0.34% of total assets, compared to $3.8 million or 0.35% of total assets at December 31, 2017. Non-accrual loans were $3.7 million at March 31, 2018 and $3.7 million at December 31, 2017. As a percentage of total loans outstanding, non-accrual loans were 0.48% at March 31, 2018, compared to 0.49% at December 31, 2017. Non-accrual loans include $3.4 million in commercial and residential mortgage loans, $130,000 in construction and land development loans and $114,000 in other loans at March 31, 2018, compared to $3.6 million in commercial and residential mortgage loans, $14,000 in construction and land development loans and $112,000 in other loans at December 31, 2017. The Bank had no loans 90 days past due and still accruing at March 31, 2018 or December 31, 2017. Other real estate owned totaled $62,000 at March 31, 2018, compared to $118,000 at December 31, 2017.

 Deposits. Total deposits at March 31, 2018 were $907.6 million compared to $907.0 million at December 31, 2017. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $889.0 million at March 31, 2018, compared to $887.5 million at December 31, 2017.

Borrowed Funds. There were no FHLB borrowings outstanding at March 31, 2018 and December 31, 2017.

Securities sold under agreements to repurchase were $38.3 million at March 31, 2018 compared to $37.8 million at December 31, 2017.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2018 totaled $998.2 million, exceeding average rate sensitive liabilities of $672.6 million by $325.6 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of March 31, 2018.

Included in the rate sensitive assets are $281.8 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”). The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2018, the Company had $161.5 million in loans with interest rate floors. The floors were in effect on $17.9 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.53% higher than the indexed rate on the promissory notes without interest rate floors.

 Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2018, such unfunded commitments to extend credit were $234.7 million, while commitments in the form of standby letters of credit totaled $3.5 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2018, the Company’s core deposits totaled $889.0 million, or 97.94% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 0.34% as of March 31, 2018.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets.  There were no FHLB borrowings outstanding at March 31, 2018 and December 31, 2017.  At March 31, 2018, the carrying value of loans pledged as collateral to the FHLB totaled $137.7 million compared to $137.5 million at December 31, 2017. The remaining availability under the line of credit with the FHLB was $82.9 million at March 31, 2018 compared to $87.2 million at December 31, 2017. The Bank had no borrowings from the FRB at March 31, 2018 or December 31, 2017. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2018, the carrying value of loans pledged as collateral to the FRB totaled $412.4 million compared to $408.5 million at December 31, 2017.

The Bank also had the ability to borrow up to $79.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of March 31, 2018.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 20.07% at March 31, 2018 and 20.62% at December 31, 2017. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2018 and December 31, 2017.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2018 and December 31, 2017 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2018	December 31, 2017
Contractual Cash Obligations
Junior subordinated debentures	$20,619	20,619
Operating lease obligations	4,873	4,862
Total	$25,492	25,481
Other Commitments
Commitments to extend credit	$234,736	233,972
Standby letters of credit and financial guarantees written	3,450	3,325
Income tax credits	1,808	2,397
Total	$239,994	239,694

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

Capital Resources. Shareholders’ equity was $116.5 million, or 10.65% of total assets, as of March 31, 2018, compared to $116.0 million, or 10.62% of total assets, as of December 31, 2017.

Annualized return on average equity for the three months ended March 31, 2018 was 11.49% compared to 8.25% for the three months ended March 31, 2017. Total cash dividends paid on common stock were $783,000 and $658,000 for the three months ended March 31, 2018 and 2017, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2016, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million was allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program were made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares were determined by the Company’s management, based on its evaluation of market conditions and other factors. The Company has repurchased approximately $2.0 million, or 92,738 shares of its common stock, under this program as of March 30, 2018.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital at March 31, 2018 and December 31, 2017 includes $20.0 million in trust preferred securities. The Company’s Tier 1 capital ratio was 15.52% and 15.32% at March 31, 2018 and December 31, 2017, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.25% and 16.06% at March 31, 2018 and December 31, 2017, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.22% and 13.00% at March 31, 2018 and December 31, 2017, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 12.48% and 11.94% at March 31, 2018 and December 31, 2017, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.90% and 15.09% at March 31, 2018 and December 31, 2017, respectively. The total risk-based capital ratio for the Bank was 15.63% and 15.83% at March 31, 2018 and December 31, 2017, respectively. The Bank’s common equity Tier 1 capital ratio was 14.90% and 15.09% at March 31, 2018 and December 31, 2017, respectively. The Bank’s Tier 1 leverage capital ratio was 11.90% and 11.69% at March 31, 2018 and December 31, 2017, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Part 7A. of Part II of the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 15, 2018.

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors from those previously disclosed in the Company’s Form 10-K in response to Item 1A. of Part I to Form 10-K, filed with the Securities and Exchange Commission on March 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1 - 31, 2018	632		$31.99	-	$16,180

February 1 - 28, 2018	199		28.87	-	$16,180

March 1 - 31, 2018	162		27.77	-	$16,180

Total	993	(1)	$30.86	-

(1) The Company purchased 993 shares on the open market in the three months ended March 31, 2018 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (10)(xviii)
First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and Lance A. Sellers dated February 16, 2018, incorporated by reference to Exhibit (10)(xx) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018

Exhibit (10)(xix)
First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and A. Joseph Lampron, Jr. dated February 16, 2018, incorporated by reference to Exhibit (10)(xxi) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018

Exhibit (10)(xx)
First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and William D. Cable, Sr. dated February 16, 2018, incorporated by reference to Exhibit (10)(xxii) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018

Exhibit (14)
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

Exhibit (101)
The following materials from the Company’s 10-K Report for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 4, 2018	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

May 4, 2018	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)