Form 10-Q
period 2018-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2018-08-07
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,995,256 shares of common stock, outstanding at July 31, 2018.

INDEX

PART I. FINANCIAL INFORMATION

		PAGE(S)
Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2018 (Unaudited) and December 31, 2017 (Audited)	3

	Consolidated Statements of Earnings for the three and six months ended June 30, 2018 and 2017 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2018 and 2017 (Unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(Dollars in thousands)

	June 30,	December 31,
Assets	2018	2017
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements
of $10,866 at 06/30/18 and $7,472 at 12/31/17	$45,481	53,186
Interest-bearing deposits	24,074	4,118
Cash and cash equivalents	69,555	57,304

Investment securities available for sale	210,055	229,321
Other investments	4,427	1,830
Total securities	214,482	231,151

Mortgage loans held for sale	671	857

Loans	781,884	759,764
Less allowance for loan losses	(6,277)	(6,366)
Net loans	775,607	753,398

Premises and equipment, net	19,606	19,911
Cash surrender value of life insurance	15,743	15,552
Other real estate	90	118
Accrued interest receivable and other assets	15,418	13,875
Total assets	$1,111,172	1,092,166

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$313,976	285,406
NOW, MMDA & savings	489,426	498,445
Time, $250,000 or more	17,371	18,756
Other time	94,239	104,345
Total deposits	915,012	906,952

Securities sold under agreements to repurchase	46,570	37,757
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	10,805	10,863
Total liabilities	993,006	976,191

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,995,256 shares	62,096	62,096
Retained earnings	55,198	50,286
Accumulated other comprehensive income	872	3,593
Total shareholders' equity	118,166	115,975

Total liabilities and shareholders' equity	$1,111,172	1,092,166

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2018 and 2017
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$9,386	8,689	18,455	16,969
Interest on due from banks	124	48	169	78
Interest on investment securities:
U.S. Government sponsored enterprises	524	613	1,130	1,217
State and political subdivisions	980	1,067	1,976	2,151
Other	45	44	88	110
Total interest income	11,059	10,461	21,818	20,525

Interest expense:
NOW, MMDA & savings deposits	186	143	362	275
Time deposits	110	120	215	248
FHLB borrowings	-	201	-	393
Junior subordinated debentures	198	145	369	280
Other	19	13	34	24
Total interest expense	513	622	980	1,220

Net interest income	10,546	9,839	20,838	19,305

Provision for (reduction of provision for) loan losses	231	49	262	(187)

Net interest income after provision for loan losses	10,315	9,790	20,576	19,492

Non-interest income:
Service charges	1,056	1,094	2,080	2,200
Other service charges and fees	175	147	355	302
Gain on sale of securities	50	-	50	-
Mortgage banking income	240	319	456	665
Insurance and brokerage commissions	203	179	385	347
Appraisal management fee income	854	849	1,643	1,592
Gain/(loss) on sale and write-down of
other real estate	(3)	-	3	(283)
Miscellaneous	1,441	1,341	2,780	2,548
Total non-interest income	4,016	3,929	7,752	7,371

Non-interest expense:
Salaries and employee benefits	5,385	4,871	10,347	10,105
Occupancy	1,750	1,699	3,606	3,312
Professional fees	373	236	753	485
Advertising	260	366	501	612
Debit card expense	283	268	492	574
FDIC Insurance	84	87	167	173
Appraisal management fee expense	654	648	1,246	1,214
Other	1,771	1,808	3,490	3,869
Total non-interest expense	10,560	9,983	20,602	20,344

Earnings before income taxes	3,771	3,736	7,726	6,519

Income tax expense	595	925	1,247	1,503

Net earnings	$3,176	2,811	6,479	5,016

Basic net earnings per share	$0.53	0.47	1.08	0.84
Diluted net earnings per share	$0.53	0.47	1.08	0.83
Cash dividends declared per share	$0.13	0.11	0.26	0.22

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,176	2,811	6,479	5,016

Other comprehensive income:
Unrealized holding gains (losses) on securities
available for sale	(869)	2,107	(3,483)	2,694
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(50)	-	(50)	-

Total other comprehensive income (loss),
before income taxes	(919)	2,107	(3,533)	2,694

Income tax expense related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	(200)	758	(801)	742
Reclassification adjustment for gains
on securities available for sale
included in net earnings	(11)	-	(11)	-

Total income tax expense related to
other comprehensive income (loss)	(211)	758	(812)	742

Total other comprehensive income (loss),
net of tax	(708)	1,349	(2,721)	1,952

Total comprehensive income	$2,468	4,160	3,758	6,968

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2017	5,995,256	$62,096	50,286	3,593	115,975

Cash dividends declared on
common stock	-	-	(1,567)	-	(1,567)
Net earnings	-	-	6,479	-	6,479
Change in accumulated other
comprehensive income, net of tax	-	-	-	(2,721)	(2,721)
Balance, June 30, 2018	5,995,256	$62,096	55,198	872	118,166

Balance, December 31, 2016	5,417,800	$44,187	60,254	2,987	107,428

Cash dividends declared on
common stock	-	-	(1,316)	-	(1,316)
Restricted stock units exercised	30,654	852	-	-	852
Net earnings	-	-	5,016	-	5,016
Change in accumulated other
comprehensive income, net of tax	-	-	-	1,952	1,952
Balance, June 30, 2017	5,448,454	$45,039	63,954	4,939	113,932

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)

	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$6,479	5,016
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,418	2,506
Provision (reduction of provision) for loan losses	262	(187)
Deferred income taxes	(7)	(1,122)
Gain on sale of investment securities	(50)	-
Gain on sale of other real estate	(3)	-
Write-down of other real estate	-	283
Loss on sale of premises and equipment	2	32
Restricted stock expense	139	471
Proceeds from sales of mortgage loans held for sale	18,475	34,845
Origination of mortgage loans held for sale	(18,289)	(32,649)
Change in:
Cash surrender value of life insurance	(191)	(399)
Other assets	(1,249)	230
Other liabilities	(197)	(240)

Net cash provided by operating activities	7,789	8,786

Cash flows from investing activities:
Purchases of investment securities available for sale	(17,347)	(3,138)
Proceeds from sales, calls and maturities of investment securities
available for sale	23,384	4,285
Proceeds from paydowns of investment securities available for sale	8,519	8,682
Purchases of other investments	(2,611)
Proceeds from paydowns on other investments	29
Purchases of FHLB stock	(4)	(45)
Net change in loans	(22,044)	(21,423)
Purchases of premises and equipment	(898)	(3,980)
Proceeds from sale of other real estate and repossessions	128	-

Net cash used by investing activities	(10,844)	(15,619)

Cash flows from financing activities:
Net change in deposits	8,060	(433)
Net change in securities sold under agreement to repurchase	8,813	13,543
Proceeds from Fed Funds purchased	850	-
Repayments of Fed Funds purchased	(850)	-
Cash dividends paid on common stock	(1,567)	(1,316)

Net cash provided by financing activities	15,306	11,794

Net change in cash and cash equivalents	12,251	4,961

Cash and cash equivalents at beginning of period	57,304	70,094

Cash and cash equivalents at end of period	$69,555	75,055

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)

	2018	2017
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$973	1,241
Income taxes	$252	40

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(2,721)	1,952
Issuance of accrued restricted stock units	$-	(852)
Transfers of loans to other real estate and repossessions	$97	-

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1)
Summary of Significant Accounting Policies

The consolidated financial statements include the financial statements of Peoples Bancorp of North Carolina, Inc. and its wholly owned subsidiary, Peoples Bank (the “Bank”), along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. (“PIS”), Real Estate Advisory Services, Inc. (“REAS”), Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC (collectively called the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has applied ASU No. 2014-09 using a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of ASU No. 2014-09 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Appraisal management fee income and expense from the Bank’s subsidiary, CBRES, was reported as a net amount prior to March 31, 2018, which was included in miscellaneous non-interest income. This income and expense is now reported on separate line items under non-interest income and non-interest expense. See below for additional information related to revenue generated from contracts with customers.

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

The following disclosures involve our material income streams derived from contracts with customers which are within the scope of ASU No. 2014-09. Through our wholly-owned subsidiary, PIS, we contract with a registered investment advisor to perform investment advisory services on behalf of our customers. We receive commissions from this third party investment advisor based on the volume of business that our customers do with such investment advisor. Total revenue recognized from these contracts for the six months ended June 30, 2018 was $384,000. The Company utilizes third parties to contract with our customers to perform debit and credit card clearing services. These third parties pay us commissions based on the volume of transactions that they process on behalf of our customers. Total revenue recognized for the six months ended June 30, 2018 from the contract with these third parties was $1.9 million. Through our wholly-owned subsidiary, REAS, we provide property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized for the six months ended June 30, 2018 from these contracts with customers was $278,000. Through our wholly-owned subsidiary, CBRES, we provide appraisal management services. Total revenue recognized for the six months ended June 30, 2018 from these contracts with customers was $1.6 million. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. Our portfolio of services provided to our customers consists of over 50,000 active contracts. We have disaggregated revenue according to timing of the transfer of service. Total revenue for the six months ended June 30, 2018 derived from contracts in which services are transferred at a point in time was approximately 5.7 million. None of our revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. For our deposit contracts, this risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered. For our appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

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

The Company expects to adopt ASU No. 2016-02 using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for its existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. The Company has started an initial evaluation of its leasing contracts and activities and has started developing its methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (at December 31, 2017, the future minimum lease payments were $4.8 million). While the Company does not expect there to be a material change in the timing of expense recognition, it is too early in the evaluation process to determine if there will be a material change to the timing of expense recognition. The Company is evaluating its existing disclosures and may need to provide additional information as a result of adoption of ASU No. 2016-02.

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

In September 2017, FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU No. 2017-13 updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent Securities Exchange Commission (“SEC”) guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. ASU No. 2017-13 was effective upon issuance.  The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

In May 2018, FASB issued ASU 2018-06, Codification Improvements to Topic 942: Financial Services—Depository and Lending. ASU No. 2018-06 eliminates a reference to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges, from the Accounting Standards Codification. The Office of the Comptroller of the Currency published the guidance in 1985 but has since rescinded it. The amendments were effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)
Investment Securities

Investment securities available for sale at June 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)
	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$46,213	321	813	45,721
U.S. Government
sponsored enterprises	38,528	10	1,001	37,537
State and political subdivisions	122,930	2,749	144	125,535
Corporate bonds	1,000	12	-	1,012
Trust preferred securities	250	-	-	250
Total	$208,921	3,092	1,958	210,055

(Dollars in thousands)
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$53,124	814	329	53,609
U.S. Government
sponsored enterprises	40,504	140	264	40,380
State and political subdivisions	129,276	4,310	16	133,570
Corporate bonds	1,500	12	-	1,512
Trust preferred securities	250	-	-	250
Total	$224,654	5,276	609	229,321

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2018 and December 31, 2017 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$18,692	255	11,373	558	30,065	813
U.S. Government		-
sponsored enterprises	26,635	663	9,891	338	36,526	1,001
State and political subdivisions	9,760	117	964	27	10,724	144
Total	$55,087	1,035	22,228	923	77,315	1,958

(Dollars in thousands)
	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,701	75	11,259	254	19,960	329
U.S. Government
sponsored enterprises	12,661	98	10,067	166	22,728	264
State and political subdivisions	798	2	1,501	14	2,299	16
Total	$22,160	175	22,827	434	44,987	609

At June 30, 2018, unrealized losses in the investment securities portfolio relating to debt securities totaled $2.0 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the June 30, 2018 tables above, 15 out of 153 securities issued by state and political subdivisions contained unrealized losses and 35 out of 43 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2018
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$22,613	22,809
Due from one to five years	97,045	98,725
Due from five to ten years	37,351	37,068
Due after ten years	5,449	5,482
Mortgage-backed securities	46,213	45,721
Trust preferred securities	250	250
Total	$208,921	210,055

Proceeds from sales of securities available for sale during the three and six months ended June 30, 2018 were $14.0 million and resulted in net gains of $50,000. No securities available for sale were sold during the three and six months ended June 30, 2017.

Securities with a fair value of approximately $89.5 million and $105.6 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes as required by law.

 (3)
Loans

Major classifications of loans at June 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)
	June 30, 2018	December 31, 2017
Real estate loans:
Construction and land development	$79,769	84,987
Single-family residential	250,620	246,703
Single-family residential -
Banco de la Gente stated income	35,847	37,249
Commercial	269,792	248,637
Multifamily and farmland	28,667	28,937
Total real estate loans	664,695	646,513

Loans not secured by real estate:
Commercial loans	93,580	89,022
Farm loans	1,023	1,204
Consumer loans	9,422	9,888
All other loans	13,164	13,137

Total loans	781,884	759,764

Less allowance for loan losses	6,277	6,366

Total net loans	$775,607	753,398

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of June 30, 2018, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of June 30, 2018, single-family residential loans comprised approximately 37% of the Bank’s total loan portfolio, and include Banco’s single-family residential stated income loans, which were approximately 5% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of June 30, 2018, commercial real estate loans comprised approximately 35% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of June 30, 2018, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2018 and December 31, 2017:

June 30, 2018
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$631	-	631	79,138	79,769	-
Single-family residential	1,251	481	1,732	248,888	250,620	-
Single-family residential -
Banco de la Gente stated income	940	232	1,172	34,675	35,847	-
Commercial	946	202	1,148	268,644	269,792	-
Multifamily and farmland	-	-	-	28,667	28,667	-
Total real estate loans	3,768	915	4,683	660,012	664,695	-

Loans not secured by real estate:
Commercial loans	4	94	98	93,482	93,580	-
Farm loans	-	-	-	1,023	1,023	-
Consumer loans	158	5	163	9,259	9,422	-
All other loans	-	-	-	13,164	13,164	-
Total loans	$3,930	1,014	4,944	776,940	781,884	-

December 31, 2017
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$277	-	277	84,710	84,987	-
Single-family residential	3,241	193	3,434	243,269	246,703	-
Single-family residential -
Banco de la Gente stated income	4,078	465	4,543	32,706	37,249	-
Commercial	588	-	588	248,049	248,637	-
Multifamily and farmland	-	12	12	28,925	28,937	-
Total real estate loans	8,184	670	8,854	637,659	646,513	-

Loans not secured by real estate:
Commercial loans	53	100	153	88,869	89,022	-
Farm loans	-	-	-	1,204	1,204	-
Consumer loans	113	5	118	9,770	9,888	-
All other loans	-	-	-	13,137	13,137	-
Total loans	$8,350	775	9,125	750,639	759,764	-

The following table presents non-accrual loans as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)
	June 30, 2018	December 31, 2017
Real estate loans:
Construction and land development	$123	14
Single-family residential	1,829	1,634
Single-family residential -
Banco de la Gente stated income	1,467	1,543
Commercial	768	396
Multifamily and farmland	-	12
Total real estate loans	4,187	3,599

Loans not secured by real estate:
Commercial loans	94	100
Consumer loans	11	12
Total	$4,292	3,711

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $24.3 million, $24.6 million and $22.4 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively. Interest income recognized on accruing impaired loans was $697,000, $1.4 million, and $740,000 for the six months ended June 30, 2018, the year ended December 31, 2017 and the six months ended June 30, 2017, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of June 30, 2018:

June 30, 2018
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$357	-	357	357	8
Single-family residential	4,992	725	4,267	4,992	39
Single-family residential -
Banco de la Gente stated income	16,213	-	16,213	16,213	1,082
Commercial	2,489	402	2,087	2,489	20
Multifamily and farmland	-	-	-	-	-
Total impaired real estate loans	24,051	1,127	22,924	24,051	1,149

Loans not secured by real estate:
Commercial loans	96	94	2	96	-
Consumer loans	133	-	133	133	2
Total impaired loans	$24,280	1,221	23,059	24,280	1,151

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2018 and 2017.

(Dollars in thousands)
	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$373	5	304	2	341	11	265	6
Single-family residential	6,306	66	4,595	63	6,325	135	5,185	131
Single-family residential -
Banco de la Gente stated income	14,841	230	17,539	232	14,981	467	17,271	469
Commercial	2,304	42	3,831	66	2,359	80	3,778	125
Multifamily and farmland	-	-	45	-	4	-	56	-
Total impaired real estate loans	23,824	343	26,314	363	24,010	693	26,555	731

Loans not secured by real estate:
Commercial loans	98	-	129	3	100	-	95	3
Farm loans (non RE)	-	-	-	-	-	-	-	-
Consumer loans	141	2	221	3	146	4	215	6
Total impaired loans	$24,063	345	26,664	369	24,256	697	26,865	740

The following table presents impaired loans as of and for the year ended December 31, 2017:

December 31, 2017
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$282	-	277	277	6	253	17
Single-family residential	5,226	1,135	3,686	4,821	41	5,113	265
Single-family residential -
Banco de la Gente stated income	17,360	-	16,805	16,805	1,149	16,867	920
Commercial	2,761	807	1,661	2,468	1	3,411	148
Multifamily and farmland	78	-	12	12	-	28	-
Total impaired real estate loans	25,707	1,942	22,441	24,383	1,197	25,672	1,350

Loans not secured by real estate:
Commercial loans	264	100	4	104	-	149	3
Consumer loans	158	-	154	154	2	194	9
Total impaired loans	$26,129	2,042	22,599	24,641	1,199	26,015	1,362

Changes in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2018:
Allowance for loan losses:
Beginning balance	$804	1,812	1,280	1,193	72	574	-	155	476	6,366
Charge-offs	-	(43)	-	(271)	(5)	(2)	-	(186)	-	(507)
Recoveries	3	27	-	7	1	16	-	102	-	156
Provision	(139)	(158)	(47)	491	4	(1)	-	79	33	262
Ending balance	$668	1,638	1,233	1,420	72	587	-	150	509	6,277

Three months ended June 30, 2018:
Allowance for loan losses:
Beginning balance	$651	1,640	1,265	1,298	73	706	-	136	604	6,373
Charge-offs	-	(43)	-	(271)	-	(2)	-	(85)	-	(401)
Recoveries	1	22	-	4	-	8	-	39	-	74
Provision	16	19	(32)	389	(1)	(125)	-	60	(95)	231
Ending balance	$668	1,638	1,233	1,420	72	587	-	150	509	6,277

Allowance for loan losses at June 30, 2018:
Ending balance: individually
evaluated for impairment	$-	2	1,066	18	-	-	-	-	-	1,086
Ending balance: collectively
evaluated for impairment	668	1,636	167	1,402	72	587	-	150	509	5,191
Ending balance	$668	1,638	1,233	1,420	72	587	-	150	509	6,277

Loans at June 30, 2018:
Ending balance	$79,769	250,620	35,847	269,792	28,667	93,580	1,023	22,586	-	781,884

Ending balance: individually
evaluated for impairment	$95	2,132	14,975	2,103	-	94	-	-	-	19,399
Ending balance: collectively
evaluated for impairment	$79,674	248,488	20,872	267,689	28,667	93,486	1,023	22,586	-	762,485

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2017:
Allowance for loan losses:
Beginning balance	$1,152	2,126	1,377	1,593	52	675	-	204	371	7,550
Charge-offs	-	(44)	-	(66)	-	(37)	-	(182)	-	(329)
Recoveries	10	16	-	14	-	15	-	78	-	133
Provision	21	(279)	(84)	(78)	23	51	-	58	101	(187)
Ending balance	$1,183	1,819	1,293	1,463	75	704	-	158	472	7,167

Three months ended June 30, 2017:
Allowance for loan losses:
Beginning balance	$969	2,003	1,328	1,655	73	628	-	178	429	7,263
Charge-offs	-	(24)	-	-	(66)	(35)	-	(73)	-	(198)
Recoveries	3	9	-	6	-	7	-	28	-	53
Provision	211	(169)	(35)	(198)	68	104	-	25	43	49
Ending balance	$1,183	1,819	1,293	1,463	75	704	-	158	472	7,167

Allowance for loan losses at June 30, 2017:
Ending balance: individually
evaluated for impairment	$-	-	1,103	65	-	27	-	-	-	1,195
Ending balance: collectively
evaluated for impairment	1,183	1,819	190	1,398	75	677	-	158	472	5,972
Ending balance	$1,183	1,819	1,293	1,463	75	704	-	158	472	7,167

Loans at June 30, 2017:
Ending balance	$71,213	240,993	38,875	243,957	30,125	94,567	1,591	23,717	-	745,038

Ending balance: individually
evaluated for impairment	$-	1,152	16,792	3,724	-	230	-	-	-	21,898
Ending balance: collectively
evaluated for impairment	$71,213	239,841	22,083	240,233	30,125	94,337	1,591	23,717	-	723,140

The provision for loan losses for the three months ended June 30, 2018 was an expense of $231,000, as compared to an expense of $49,000 for the three months ended June 30, 2017. The increase in the provision for loan losses is primarily attributable to a $36.9 million increase in loans from June 30, 2017 to June 30, 2018.

The provision for loan losses for the six months ended June 30, 2018 was an expense of $262,000, as compared to a credit of $187,000 for the six months ended June 30, 2017. The increase in the provision for loan losses is primarily attributable to a $36.9 million increase in loans from June 30, 2017 to June 30, 2018.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2018 and December 31, 2017:

June 30, 2018
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$472	7,134	-	-	-	574	-	576	-	8,756
2- High Quality	20,688	125,870	-	29,624	477	23,450	-	3,305	2,259	205,673
3- Good Quality	49,044	91,359	14,373	218,439	25,325	61,998	870	4,909	10,128	476,445
4- Management Attention	4,411	18,816	14,727	17,868	1,750	7,168	153	590	777	66,260
5- Watch	4,884	3,996	3,112	3,093	1,115	283	-	20	-	16,503
6- Substandard	270	3,445	3,635	768	-	107	-	22	-	8,247
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$79,769	250,620	35,847	269,792	28,667	93,580	1,023	9,422	13,164	781,884

December 31, 2017
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$152	8,590	-	-	-	446	-	791	-	9,979
2- High Quality	20,593	120,331	-	34,360	561	17,559	-	3,475	2,410	199,289
3- Good Quality	53,586	89,120	14,955	196,439	25,306	65,626	1,085	5,012	9,925	461,054
4- Management Attention	4,313	20,648	15,113	13,727	1,912	5,051	119	562	802	62,247
5- Watch	6,060	4,796	3,357	3,671	1,146	223	-	23	-	19,276
6- Substandard	283	3,218	3,824	440	12	117	-	25	-	7,919
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$84,987	246,703	37,249	248,637	28,937	89,022	1,204	9,888	13,137	759,764

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $1.8 million and $4.5 million at June 30, 2018 and December 31, 2017, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was $33,000 and $21,000 in performing loans classified as TDR loans at June 30, 2018 and December 31, 2017, respectively.

The following table presents an analysis of TDR loan modifications during the three and six months ended June 30, 2018.

Three and six months ended June 30, 2018
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$33	33
Total real estate TDR loans	1	33	33

Total TDR loans	1	$33	33

During the three and six months ended June 30, 2018, one loan was modified that was considered to be a new TDR loan. The interest rate was modified on this TDR loan.

There were no new TDR modifications during the three and six months ended June 30, 2017.

There were no loans modified as TDR that defaulted during the three and six months ended June 30, 2018 and 2017, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2018 and 2017 is as follows:

For the three months ended June 30, 2018
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,176	5,995,256	$0.53
Effect of dilutive securities:
Restricted stock units	-	18,917
Diluted earnings per share	$3,176	6,014,173	$0.53

For the six months ended June 30, 2018
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$6,479	5,995,256	$1.08
Effect of dilutive securities:
Restricted stock units	-	17,964
Diluted earnings per share	$6,479	6,013,220	$1.08

For the three months ended June 30, 2017
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,811	5,989,414	$0.47
Effect of dilutive securities:
Restricted stock units	-	95,171
Diluted earnings per share	$2,811	6,084,585	$0.47

For the six months ended June 30, 2017
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,016	5,979,764	$0.84
Effect of dilutive securities:
Restricted stock units	-	93,664
Diluted earnings per share	$5,016	6,073,428	$0.83

In November 2017, the Board of Directors of the Company declared a 10% stock dividend. As a result of the stock dividend, each shareholder received one new share of stock for every ten shares of stock they held as of the record date of December 4, 2017. The payable date for the stock dividend was December 15, 2017. All previously reported per share amounts have been restated to reflect this stock dividend.

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

The Company granted 32,465 restricted stock units under the Plan at a grant date fair value of $7.18 per share during the first quarter of 2012, of which 5,891 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program under the Troubled Asset Relief Program. In July 2012, the Company granted 5,891 restricted stock units at a grant date fair value of $7.50 per share. The Company granted 29,475 restricted stock units under the Plan at a grant date fair value of $10.82 per share during the second quarter of 2013. The Company granted 23,162 restricted stock units under the Plan at a grant date fair value of $14.27 per share during the first quarter of 2014. The Company granted 16,583 restricted stock units under the Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The number of restricted stock units granted and grant date fair values have been restated to reflect the 10% stock dividend during the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016, 2017 and 2018 grants and three years from the grant date for the 2014 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of June 30, 2018, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $334,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $139,000 and $471,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)
	June 30, 2018
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$45,721	-	45,721	-
U.S. Government
sponsored enterprises	$37,537	-	37,537	-
State and political subdivisions	$125,535	-	125,535	-
Corporate bonds	$1,012	-	1,012	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2017
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$53,609	-	53,609	-
U.S. Government
sponsored enterprises	$40,380	-	40,380	-
State and political subdivisions	$133,570	-	133,570	-
Corporate bonds	$1,512	-	1,512	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2018.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at June 30, 2018 and December 31, 2017 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2018	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$671	-	-	671
Impaired loans	$23,129	-	-	23,129
Other real estate	$90	-	-	90

(Dollars in thousands)
	Fair Value Measurements December 31, 2017	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$857	-	-	857
Impaired loans	$23,442	-	-	23,442
Other real estate	$118	-	-	118

(Dollars in thousands)
	Fair Value June 30, 2018	Fair Value December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$671	857	Rate lock commitment	N/A	N/A
Impaired loans	$23,129	23,442	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$90	118	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$69,555	69,555	-	-	69,555
Investment securities available for sale	$210,055	-	209,805	250	210,055
Other investments	$4,427	-	-	4,427	4,427
Mortgage loans held for sale	$671	-	-	671	671
Loans, net	$775,607	-	-	769,227	769,227
Cash surrender value of life insurance	$15,743	-	15,743	-	15,743

Liabilities:
Deposits	$915,012	-	-	895,453	895,453
Securities sold under agreements
to repurchase	$46,570	-	46,570	-	46,570
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$57,304	57,304	-	-	57,304
Investment securities available for sale	$229,321	-	229,071	250	229,321
Other investments	$1,830	-	-	1,830	1,830
Mortgage loans held for sale	$857	-	-	857	857
Loans, net	$753,398	-	-	735,837	735,837
Cash surrender value of life insurance	$15,552	-	15,552	-	15,552

Liabilities:
Deposits	$906,952	-	-	894,932	894,932
Securities sold under agreements
to repurchase	$37,757	-	37,757	-	37,757
Junior subordinated debentures	$20,619	-	20,619	-	20,619

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate to 0.50% on December 16, 2015, 0.75% on December 14, 2016, 1.00% on March 15, 2017, 1.25% on June 14, 2017, 1.50% on December 13, 2017, 1.75% on March 21, 2018 and 2.00% on June 13, 2018. These increases had a positive impact on earnings in 2017 and should continue to have a positive impact on the Bank’s net interest income in future periods.

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
Results of Operations
Summary. Net earnings were $3.2 million or $0.53 basic and diluted net earnings per share for the three months ended June 30, 2018, as compared to $2.8 million or $0.47 basic and diluted net earnings per share for the same period one year ago. The increase in second quarter net earnings is attributable to an increase in net interest income and an increase in non-interest income, which were partially offset by an increase in the provision for loan losses and an increase in non-interest expense during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, as discussed below.

The annualized return on average assets was 1.16% for the three months ended June 30, 2018, as compared to 1.02% for the same period one year ago, and annualized return on average shareholders’ equity was 10.86% for the three months ended June 30, 2018, as compared to 10.04% for the same period one year ago.

Year-to-date net earnings as of June 30, 2018 were $6.5 million or $1.08 basic and diluted net earnings per share, as compared to $5.0 million or $0.84 basic net earnings per share and $0.83 diluted net earnings per share for the same period one year ago. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income and an increase in non-interest income, which were partially offset by an increase in the provision for loan losses and an increase in non-interest expense, as discussed below.

The annualized return on average assets was 1.20% for the six months ended June 30, 2018, as compared to 0.92% for the same period one year ago, and annualized return on average shareholders’ equity was 11.02% for the six months ended June 30, 2018, as compared to 9.05% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $10.5 million for the three months ended June 30, 2018, as compared to $9.8 million for the three months ended June 30, 2017. The increase in net interest income was primarily due to a $598,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.75% increase in the prime rate since June 30, 2017, combined with a $109,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balance of FHLB borrowings during the three months ended June 30, 2018, as compared to the same period one year ago due to the payoff of remaining FHLB borrowings in October 2017.

Interest income was $11.1 million for the three months ended June 30, 2018, as compared to $10.5 million for the three months ended June 30, 2017. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the quarter ended June 30, 2018, average loans increased $25.1 million to $768.4 million from $743.3 million for the quarter ended June 30, 2017. During the quarter ended June 30, 2018, average investment securities available for sale decreased $25.9 million to $210.1 million from $236.0 million for the quarter ended June 30, 2017. The average yield on loans for the quarters ended June 30, 2018 and 2017 was 4.90% and 4.69%, respectively. The average yield on investment securities available for sale was 3.40% and 3.80% for the quarters ended June 30, 2018 and 2017, respectively. The average yield on earning assets was 4.50% and 4.41% for the quarters ended June 30, 2018 and 2017, respectively.

  Interest expense was $513,000 for the three months ended June 30, 2018, as compared to $622,000 for the three months ended June 30, 2017. The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 0.15% and 0.12% for the three months ended June 30, 2018 and 2017, respectively. The average rate paid on certificates of deposit was 0.39% for the three months ended June 30, 2018, as compared to 0.36% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.31% for the three months ended June 30, 2018, as compared to 0.35% for the same period one year ago. During the quarter ended June 30, 2018, average certificates of deposit decreased $21.7 million to $113.8 million from $135.5 million for the quarter ended June 30, 2017. Average FHLB borrowings decreased $20.0 million to zero for the three months ended June 30, 2018 from $20.0 million for the three months ended June 30, 2017.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2018 and 2017. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended June 30, 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Yields and interest income on tax-exempt investments for the three months ended June 30, 2017 have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$768,411	9,386	4.90%	$743,275	8,689	4.69%
Investments - taxable	52,853	370	2.81%	66,063	425	2.58%
Investments - nontaxable*	161,469	1,445	3.59%	173,277	1,846	4.27%
Other	27,482	124	1.81%	19,037	48	1.01%

Total interest-earning assets	1,010,215	11,325	4.50%	1,001,652	11,008	4.41%

Non-interest earning assets:
Cash and due from banks	44,735			53,546
Allowance for loan losses	(6,350)			(7,256)
Other assets	52,067			53,342

Total assets	$1,100,667			$1,101,284

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$489,363	186	0.15%	$481,374	143	0.12%
Time deposits	113,790	110	0.39%	135,511	120	0.36%
FHLB borrowings	-	-	-	20,000	201	4.03%
Trust preferred securities	20,619	198	3.85%	20,619	145	2.82%
Other	43,782	19	0.18%	47,811	13	0.11%

Total interest-bearing liabilities	667,554	513	0.31%	705,315	622	0.35%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	312,481			280,156
Other liabilities	3,282			3,533
Shareholders' equity	117,350			112,280

Total liabilities and shareholder's equity	$1,100,667			$1,101,284

Net interest spread		$10,812	4.19%		$10,385	4.06%

Net yield on interest-earning assets			4.29%			4.16%

Taxable equivalent adjustment
Investment securities		$266			$547

Net interest income		$10,546			$9,839

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $38.6 million in 2018 and $39.6 million in 2017. Tax rates of 2.50% and 3.00% were used to calculate the tax equivalent yield on these securities in 2018 and 2017, respectively.

Year-to-date net interest income as of June 30, 2018 was $20.8 million compared to $19.3 million for the same period one year ago. The increase in net interest income was primarily due to a $1.3 million increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 0.75% increase in the prime rate since June 2017, combined with a $240,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of FHLB borrowings during the six months ended June 30, 2018, as compared to the same period one year ago. Net interest income after the provision for loan losses was $20.6 million for the six months ended June 30, 2018, compared to $19.5 million for the same period one year ago. The provision for loan losses for the six months ended June 30, 2018 was an expense of $262,000, as compared to a credit of $187,000 for the six months ended June 30, 2017. The increase in the credit to the provision for loan losses is primarily attributable to a $36.9 million increase in loans from June 30, 2017 to June 30, 2018.

Interest income was $21.8 million for the six months ended June 30, 2018, compared to $20.5 million for the six months ended June 30, 2017. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the six months ended June 30, 2018, average loans increased $30.6 million to $767.0 million from $736.4 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, average investment securities available for sale decreased $24.7 million to $213.7 million from $238.4 million for the six months ended June 30, 2017. The average yield on loans for the six months ended June 30, 2018 and 2017 was 4.85% and 4.65%, respectively. The average yield on investment securities available for sale was 3.44% and 3.78% for the six months ended June 30, 2018 and 2017, respectively. The average yield on earning assets was 4.49% and 4.38% for the six months ended June 30, 2018 and 2017, respectively.

  Interest expense was $980,000 for the six months ended June 30, 2018, as compared to $1.2 million for the six months ended June 30, 2017. The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 0.15% and 0.12% for the six months ended June 30, 2018 and 2017, respectively. The average rate paid on certificates of deposit was 0.37% for the six months ended June 30, 2018, as compared to 0.36% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.29% for the six months ended June 30, 2018, as compared to 0.35% for the same period one year ago. During the quarter ended June 30, 2018, average certificates of deposit decreased $21.0 million to $117.2 million from $138.2 million for the six months ended June 30, 2017. Average FHLB borrowings decreased $20.0 million to zero for the six months ended June 30, 2018 from $20.0 million for the six months ended June 30, 2017 due to the payoff of remaining FHLB borrowings in October 2017.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2018 and 2017. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the six months ended June 30, 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Yields and interest income on tax-exempt investments for the six months ended June 30, 2017 have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Six months ended			Six months ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$767,048	18,455	4.85%	$736,413	16,969	4.65%
Investments - taxable	54,255	775	2.88%	67,855	863	2.56%
Investments - nontaxable*	162,834	2,955	3.66%	173,829	3,714	4.31%
Other	20,116	169	1.69%	17,196	78	0.91%

Total interest-earning assets	1,004,253	22,354	4.49%	995,293	21,624	4.38%

Non-interest earning assets:
Cash and due from banks	40,327			53,841
Allowance for loan losses	(6,359)			(7,440)
Other assets	52,358			52,223

Total assets	$1,090,579			$1,093,917

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$490,616	362	0.15%	$481,170	275	0.12%
Time deposits	117,162	215	0.37%	138,204	248	0.36%
FHLB borrowings	-	-	-	20,000	393	3.96%
Trust preferred securities	20,619	369	3.61%	20,619	280	2.74%
Other	41,663	34	0.16%	45,113	24	0.11%

Total interest-bearing liabilities	670,060	980	0.29%	705,106	1,220	0.35%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	300,419			274,366
Other liabilities	1,555			2,704
Shareholders' equity	118,545			111,741

Total liabilities and shareholder's equity	$1,090,579			$1,093,917

Net interest spread		$21,374	4.19%		$20,404	4.04%

Net yield on interest-earning assets			4.29%			4.13%

Taxable equivalent adjustment
Investment securities		$536			$1,099

Net interest income		$20,838			$19,305

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $39.2 million in 2018 and $38.9 million in 2017. Tax rates of 2.50% and 3.00% were used to calculate the tax equivalent yield on these securities in 2018 and 2017, respectively.

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

	Three months ended June 30, 2018 compared to three months ended June 30, 2017			Six months ended June 30, 2018 compared to six months ended June 30, 2017
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$300	398	698	722	764	1,486
Investments - taxable	(89)	34	(55)	(184)	96	(88)
Investments - nontaxable	(116)	(285)	(401)	(217)	(542)	(759)
Other	30	46	76	19	72	91
Total interest income	125	193	318	340	390	730

Interest expense:
NOW, MMDA & savings deposits	3	39	42	6	81	87
Time deposits	(20)	10	(10)	(38)	5	(33)
FHLB borrowings	(101)	(100)	(201)	(197)	(196)	(393)
Trust preferred securities	-	53	53	-	89	89
Other	(1)	8	7	(2)	12	10
Total interest expense	(119)	10	(109)	(231)	(9)	(240)
Net interest income	$244	183	427	571	399	970

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2018 was an expense of $231,000, as compared to an expense of $49,000 for the three months ended June 30, 2017. The increase in the provision for loan losses is primarily attributable to a $36.9 million increase in loans from June 30, 2017 to June 30, 2018.

The provision for loan losses for the six months ended June 30, 2018 was an expense of $262,000, as compared to a credit of $187,000 for the six months ended June 30, 2017. The increase in the provision for loan losses is primarily attributable to a $36.9 million increase in loans from June 30, 2017 to June 30, 2018.

Non-Interest Income. Total non-interest income was $4.0 million for the three months ended June 30, 2018, as compared to $3.9 million for the three months ended June 30, 2017. The increase in non-interest income is primarily attributable to a $100,000 increase in miscellaneous non-interest income and a $50,000 increase in gain on sale of securities, which were partially offset by a $79,000 decrease in mortgage banking income during the three months ended June 30, 2018, compared to the same period one year ago.

Non-interest income was $7.8 million for the six months ended June 30, 2018, as compared to $7.4 million for the six months ended June 30, 2017. The increase in non-interest income is primarily attributable to a $286,000 net decrease in losses on other real estate and a $232,000 increase in miscellaneous non-interest income, which were partially offset by a $209,000 decrease in mortgage banking income during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in miscellaneous non-interest income is primarily due to an increase in other investment income. The decrease in mortgage banking income is primarily due to a decrease in mortgage loan volume resulting from an increase in mortgage loan rates.

Non-Interest Expense. Total non-interest expense was $10.6 million for the three months ended June 30, 2018, as compared to $10.0 million for the three months ended June 30, 2017. The increase in non-interest expense was primarily attributable to a $514,000 increase in salaries and benefits expense, which was primarily due to an increase in the number of full-time equivalent employees and annual salary increases.

Non-interest expense was $20.6 million for the six months ended June 30, 2018, as compared to $20.3 million for the six months ended June 30, 2017. The increase in non-interest expense was primarily due to a $242,000 increase in salaries and benefits expense, a $294,000 increase in occupancy expense and a $268,000 increase in professional fees, which were partially offset by a $379,000 decrease in other non-interest expense, during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in salaries and benefits expense is primarily due to an increase in the number of full-time equivalent employees and annual salary increases. The increase in occupancy expense is primarily due to an increase in depreciation expense during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in professional fees is primarily due to an increase in consulting fees during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease in other non-interest expense is primarily due to decreases in debit card expense, fraud/forgery expense and internet banking expense during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

Income Taxes. Income tax expense was $595,000 for the three months ended June 30, 2018, as compared to $925,000 for the three months ended June 30, 2017. The effective tax rate was 16% for the three months ended June 30, 2018, as compared to 25% for the three months ended June 30, 2017. Income tax expense was $1.2 million for the six months ended June 30, 2018, as compared to $1.5 million for the six months ended June 30, 2017. The effective tax rate was 16% for the six months ended June 30, 2018, as compared to 23% for the six months ended June 30, 2017. The reduction in the effective tax rate is primarily due to the passing of the TCJA in December, 2017, which reduced the Company’s federal corporate tax rate from 34% to 21% effective January 1, 2018.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $210.1 million at June 30, 2018, as compared to $229.3 million at December 31, 2017. Average investment securities available for sale for the six months ended June 30, 2018 were $213.7 million, as compared to $234.3 million for the year ended December 31, 2017.

Loans. At June 30, 2018, loans were $781.9 million, as compared to $759.8 million at December 31, 2017. Average loans represented 76% and 74% of average earning assets for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

The Company had $671,000 and $857,000 in mortgage loans held for sale as of June 30, 2018 and December 31, 2017, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At June 30, 2018, the Company had $105.3 million in residential mortgage loans, $104.3 million in home equity loans and $370.6 million in commercial mortgage loans, which include $296.4 million secured by commercial property and $74.2 million secured by residential property. Residential mortgage loans include $35.8 million in stated income mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2018, the Company had $79.8 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	42	$6,451	$-
Land acquisition and development - residential purposes	200	20,908	123
1 to 4 family residential construction	125	22,978	-
Commercial construction	27	29,432	-
Total construction and land development	394	$79,769	$123

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $1.8 million and $4.5 million at June 30, 2018 and December 31, 2017, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was $33,000 and $21,000 in performing loans classified as TDR loans at June 30, 2017 and December 31, 2017, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at June 30, 2018 was $6.3 million or 0.80% of total loans, as compared to $6.4 million or 0.84% of total loans at December 31, 2017.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2018 and December 31, 2017.

	Percentage of Loans
	By Risk Grade
Risk Grade	6/30/2018	12/31/2017
Risk Grade 1 (Excellent Quality)	1.12%	1.31%
Risk Grade 2 (High Quality)	26.30%	26.23%
Risk Grade 3 (Good Quality)	60.95%	60.69%
Risk Grade 4 (Management Attention)	8.47%	8.19%
Risk Grade 5 (Watch)	2.11%	2.54%
Risk Grade 6 (Substandard)	1.05%	1.04%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At June 30, 2018, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $4.5 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $4.4 million at June 30, 2018 or 0.39% of total assets, as compared to $3.8 million or 0.35% of total assets at December 31, 2017. Non-accrual loans were $4.3 million at June 30, 2018 and $3.7 million at December 31, 2017. As a percentage of total loans outstanding, non-accrual loans were 0.55% at June 30, 2018, as compared to 0.49% at December 31, 2017. Non-accrual loans include $4.1 million in commercial and residential mortgage loans, $123,000 in construction and land development loans and $105,000 in other loans at June 30, 2018, as compared to $3.6 million in commercial and residential mortgage loans, $14,000 in construction and land development loans and $112,000 in other loans at December 31, 2017. The Bank had no loans 90 days past due and still accruing at June 30, 2018 or December 31, 2017. Other real estate owned totaled $90,000 at June 30, 2018, as compared to $118,000 at December 31, 2017.

 Deposits. Total deposits at June 30, 2018 were $915.0 million compared to $907.0 million at December 31, 2017. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $896.8 million at June 30, 2018, as compared to $887.5 million at December 31, 2017.

Borrowed Funds. There were no FHLB borrowings outstanding at June 30, 2018 and December 31, 2017.

Securities sold under agreements to repurchase were $46.6 million at June 30, 2018, as compared to $37.8 million at December 31, 2017.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the six months ended June 30, 2018 totaled $1.0 billion, exceeding average rate sensitive liabilities of $670.1 million by $334.2 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of June 30, 2018.

Included in the rate sensitive assets are $285.3 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”). The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At June 30, 2018, the Company had $167.2 million in loans with interest rate floors. The floors were in effect on $7.6 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.63% higher than the indexed rate on the promissory notes without interest rate floors.

 Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2018, such unfunded commitments to extend credit were $249.3 million, while commitments in the form of standby letters of credit totaled $3.5 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2018, the Company’s core deposits totaled $896.8 million, or 98.01% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 0.31% as of June 30, 2018.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at June 30, 2018 and December 31, 2017. At June 30, 2018, the carrying value of loans pledged as collateral to the FHLB totaled $139.4 million compared to $137.5 million at December 31, 2017. The remaining availability under the line of credit with the FHLB was $85.6 million at June 30, 2018 compared to $87.2 million at December 31, 2017. The Bank had no borrowings from the FRB at June 30, 2018 or December 31, 2017. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At June 30, 2018, the carrying value of loans pledged as collateral to the FRB totaled $419.6 million compared to $408.5 million at December 31, 2017.

The Bank also had the ability to borrow up to $79.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of June 30, 2018.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 20.44% at June 30, 2018 and 20.62% at December 31, 2017. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2018 and December 31, 2017.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of June 30, 2018 and December 31, 2017 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2018	December 31, 2017
Contractual Cash Obligations
Junior subordinated debentures	$20,619	20,619
Operating lease obligations	4,690	4,862
Total	$25,309	25,481
Other Commitments
Commitments to extend credit	$249,282	233,972
Standby letters of credit and financial guarantees written	3,453	3,325
Income tax credits	1,808	2,397
Total	$254,543	239,694

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

Capital Resources. Shareholders’ equity was $118.2 million, or 10.63% of total assets, as of June 30, 2018, as compared to $116.0 million, or 10.62% of total assets, as of December 31, 2017.

Annualized return on average equity for the six months ended June 30, 2018 was 11.02%, as compared to 9.05% for the six months ended June 30, 2017. Total cash dividends paid on common stock were $1.6 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2016, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million was allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program were made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares were determined by the Company’s management, based on its evaluation of market conditions and other factors. The Company has repurchased approximately $2.0 million, or 92,738 shares of its common stock, under this program as of June 30, 2018.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital at June 30, 2018 and December 31, 2017 includes $20.0 million in trust preferred securities. The Company’s Tier 1 capital ratio was  15.27% and 15.32% at June 30, 2018 and December 31, 2017, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.97% and 16.06% at June 30, 2018 and December 31, 2017, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.04% and 13.00% at June 30, 2018 and December 31, 2017, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 12.47% and 11.94% at June 30, 2018 and December 31, 2017, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.79% and 15.09% at June 30, 2018 and December 31, 2017, respectively. The total risk-based capital ratio for the Bank was 15.49% and 15.83% at June 30, 2018 and December 31, 2017, respectively. The Bank’s common equity Tier 1 capital ratio was 14.79% and 15.09% at June 30, 2018 and December 31, 2017, respectively. The Bank’s Tier 1 leverage capital ratio was 11.99% and 11.69% at June 30, 2018 and December 31, 2017, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Part 7A. of Part II of the Company’s Form 10-K, filed with the SEC on March 15, 2018.

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors from those previously disclosed in the Company’s Form 10-K in response to Item 1A. of Part I to Form 10-K, filed with the SEC on March 15, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 - 30, 2018	731	$31.40	-	$16,180

May 1 - 31, 2018	132	31.50	-	$16,180

June 1 - 30, 2018	168	32.00	-	$16,180

Total	1,031(1)	$31.43	-

(1) The Company purchased 1,031 shares on the open market in the three months ended June 30, 2018 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 7, 2018	By:	/s/ Lance A. Sellers
Date		Lance A. Sellers
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2018	By:	/s/ A. Joseph Lampron, Jr.
Date		A. Joseph Lampron, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)