Form 10-Q
period 2018-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2018-11-08
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) ☐

Induicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,995,256 shares of common stock, outstanding at October 31, 2018.

INDEX
  PART I.                     FINANCIAL INFORMATION

		PAGE(S)
Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	3

	Consolidated Statements of Earnings for the three and nine months ended September 30, 2018 and 2017 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2018 and 2017 (Unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

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

PART I.
FINANCIAL INFORMATION

Item 1.
Financial Statements
  PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(Dollars in thousands)
	2018	2017
Assets	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements
of $10,581 at 09/30/18 and $7,472 at 12/31/17	$44,743	53,186
Interest-bearing deposits	12,298	4,118
Cash and cash equivalents	57,041	57,304

Investment securities available for sale	205,966	229,321
Other investments	4,394	1,830
Total securities	210,360	231,151

Mortgage loans held for sale	1,740	857

Loans	786,724	759,764
Less allowance for loan losses	(6,295)	(6,366)
Net loans	780,429	753,398

Premises and equipment, net	19,453	19,911
Cash surrender value of life insurance	15,839	15,552
Other real estate	-	118
Accrued interest receivable and other assets	15,430	13,875
Total assets	$1,100,292	1,092,166

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$306,834	285,406
NOW, MMDA & savings	478,898	498,445
Time, $250,000 or more	16,777	18,756
Other time	90,950	104,345
Total deposits	893,459	906,952

Securities sold under agreements to repurchase	55,766	37,757
Junior subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	10,729	10,863
Total liabilities	980,573	976,191

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,995,256 shares	62,096	62,096
Retained earnings	57,882	50,286
Accumulated other comprehensive income (loss)	(259)	3,593
Total shareholders' equity	119,719	115,975

Total liabilities and shareholders' equity	$1,100,292	1,092,166

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands, except per share amounts)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$9,907	8,966	28,362	25,935
Interest on due from banks	86	60	255	138
Interest on investment securities:
U.S. Government sponsored enterprises	591	578	1,721	1,795
State and political subdivisions	974	1,047	2,950	3,198
Other	50	47	138	157
Total interest income	11,608	10,698	33,426	31,223

Interest expense:
NOW, MMDA & savings deposits	189	156	551	431
Time deposits	127	112	342	360
FHLB borrowings	-	211	-	604
Junior subordinated debentures	209	152	578	432
Other	32	19	66	43
Total interest expense	557	650	1,537	1,870

Net interest income	11,051	10,048	31,889	29,353

Provision for (reduction of provision for) loan losses	110	(218)	372	(405)

Net interest income after provision for loan losses	10,941	10,266	31,517	29,758

Non-interest income:
Service charges	1,083	1,140	3,163	3,340
Other service charges and fees	173	145	528	447
Gain on sale of securities	-	-	50	-
Mortgage banking income	216	280	672	945
Insurance and brokerage commissions	206	221	591	568
Appraisal management fee income	799	855	2,442	2,447
Gain/(loss) on sale and write-down of
other real estate	14	43	17	(240)
Miscellaneous	1,424	1,475	4,204	4,023
Total non-interest income	3,915	4,159	11,667	11,530

Non-interest expense:
Salaries and employee benefits	5,519	4,933	15,866	15,038
Occupancy	1,761	1,669	5,367	4,981
Professional fees	314	303	1,067	788
Advertising	207	247	708	859
Debit card expense	282	320	774	894
FDIC Insurance	81	87	248	260
Appraisal management fee expense	627	655	1,873	1,869
Other	1,911	1,792	5,401	5,661
Total non-interest expense	10,702	10,006	31,304	30,350

Earnings before income taxes	4,154	4,419	11,880	10,938

Income tax expense	687	1,177	1,934	2,680

Net earnings	$3,467	3,242	9,946	8,258

Basic net earnings per share	$0.58	0.54	1.66	1.38
Diluted net earnings per share	$0.57	0.52	1.65	1.35
Cash dividends declared per share	$0.13	0.11	0.39	0.33

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,467	3,242	9,946	8,258

Other comprehensive income:
Unrealized holding gains (losses) on securities
available for sale	(1,469)	(666)	(4,951)	2,027
Reclassification adjustment for other than temporary
impairment losses included in net earnings	-	-	-	-
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	-	(50)	-
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	-	-	-

Total other comprehensive income (loss),
before income taxes	(1,469)	(666)	(5,001)	2,027

Income tax expense related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	(338)	(239)	(1,138)	502
Reclassification adjustment for gains
on securities available for sale
included in net earnings	-	-	(11)	-
Unrealized holding losses on derivative
financial instruments qualifying as cash flow
hedges	-	-	-	-
Reclassification adjustment for losses on
derivative financial instruments qualifying as
cash flow hedges included in net earnings	-	-	-	-

Total income tax expense related to
other comprehensive income (loss)	(338)	(239)	(1,149)	502

Total other comprehensive income (loss),
net of tax	(1,131)	(427)	(3,852)	1,525

Total comprehensive income	$2,336	2,815	6,094	9,783

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2017	5,995,256	$62,096	50,286	3,593	115,975

Common stock repurchase	-	-	-	-	-
Cash dividends declared on
common stock	-	-	(2,350)	-	(2,350)
Restricted stock units exercised	-	-	-	-	-
Net earnings	-	-	9,946	-	9,946
Change in accumulated other
comprehensive income (loss), net of tax	-	-	-	(3,852)	(3,852)
Balance, September 30, 2018	5,995,256	$62,096	57,882	(259)	119,719

Balance, December 31, 2016	5,417,800	$44,187	60,254	2,987	107,428

Common stock repurchase	-	-	-	-	-
Cash dividends declared on
common stock	-	-	(1,973)	-	(1,973)
Restricted stock units exercised	32,612	915	-	-	915
Net earnings	-	-	8,258	-	8,258
Change in accumulated other
comprehensive income (loss), net of tax	-	-	-	1,525	1,525
Balance, September 30, 2017	5,450,412	$45,102	66,539	4,512	116,153

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$9,946	8,258
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,508	3,764
Provision (reduction of provision) for loan losses	372	(405)
Deferred income taxes	(1,159)	(1,122)
Gain on sale of investment securities	(50)	-
Write-down of investment securities	-	-
Gain on sale of other real estate	(17)	-
Write-down of other real estate	-	240
Loss on sale of premises and equipment	2	32
Restricted stock expense	131	566
Proceeds from sales of mortgage loans held for sale	27,209	49,259
Origination of mortgage loans held for sale	(28,092)	(46,173)
Change in:
Cash surrender value of life insurance	(287)	(500)
Other assets	754	763
Other liabilities	(265)	(408)

Net cash provided by operating activities	12,052	14,274

Cash flows from investing activities:
Net change in certificates of deposit	-	-
Purchases of investment securities available for sale	(20,218)	(6,492)
Proceeds from sales, calls and maturities of investment securities
available for sale	24,203	6,535
Proceeds from paydowns of investment securities available for sale	12,651	13,963
Purchases of other investments	(2,611)	-
Proceeds from paydowns on other investments	73	-
Purchases of FHLB stock	(4)	(45)
FHLB stock redemption	-	-
Net change in loans	(27,500)	(23,927)
Purchases of premises and equipment	(1,307)	(4,810)
Purchases of bank owned life insurance	-	-
Proceeds from sale of premises and equipment	-	-
Proceeds from sale of other real estate and repossessions	232	43

Net cash used by investing activities	(14,481)	(14,733)

Cash flows from financing activities:
Net change in deposits	(13,493)	8,721
Net change in demand notes payable to U.S. Treasury	-	-
Net change in securities sold under agreement to repurchase	18,009	16,873
Proceeds from Fed Funds purchased	850	-
Repayments of Fed Funds purchased	(850)	-
Cash dividends paid on Series A preferred stock	-	-
Cash dividends paid on common stock	(2,350)	(1,973)

Net cash provided by financing activities	2,166	23,621

Net change in cash and cash equivalents	(263)	23,162

Cash and cash equivalents at beginning of period	57,304	70,094

Cash and cash equivalents at end of period	$57,041	93,256

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)

	2018	2017
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,531	1,858
Income taxes	$905	872

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$(3,852)	1,525
Issuance of accrued restricted stock units	$-	(915)
Transfers of loans to other real estate and repossessions	$97	-

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

Revenue and Method of Adoption
The majority of the Company's revenue is derived primarily from interest income from receivables (loans) and securities. Other revenues are derived from fees received in connection with deposit accounts, investment advisory, and appraisal services. On January 1, 2018,  the Company adopted the requirements of ASU No. 2014-09. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The following disclosures involve the Company's material income streams derived from contracts with customers which are within the scope of ASU No. 2014-09. Through the Company's wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of our customers. We receive commissions from this third party investment advisor based on the volume of business that the Company's customers do with such investment advisor. Total revenue recognized from these contracts for the nine months ended September 30, 2018 was $590,000. The Company utilizes third parties to contract with the Company's customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company's customers. Total revenue recognized for the nine months ended September 30, 2018 from the contract with these third parties was $2.9 million. Through the Company's wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized for the nine months ended September 30, 2018 from these contracts with customers was $422,000. Through  the Company's wholly-owned subsidiary, CBRES,  the Company provides appraisal management services. Total revenue recognized for the nine months ended September 30, 2018 from these contracts with customers was $2.4 million. Due to the nature of the Company's relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue.  The Company's portfolio of services provided to the Company's customers consists of over 50,000 active contracts.  The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the nine months ended September 30, 2018 derived from contracts in which services are transferred at a point in time was approximately $8.5 million. None of  the Company's revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. For the Company's deposit contracts, this risk is mitigated as we generally deducts payments from customers’ accounts as services are rendered. For the Company's appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

Contract Balances. The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on the balance sheet. Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer. For fee per transaction contracts, the customers are billed as the transactions are processed.  The Company has no contracts in which customers are billed in advance for services to be performed. These would create contract liabilities or deferred revenue, as the customers pay in advance for services. There are no contract liabilities or accounts receivables balances that are material to the Company’s balance sheet.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASU No. 2014-09. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Performance obligations are satisfied as the service is provided to the customer at a point in time. There are no significant financing components in the Company's contracts. Excluding deposit and appraisal service revenues which are primarily billed at a point in time as a fee for services incurred, all other contracts within the scope of ASU No. 2014-09 contain variable consideration in that fees earned are derived from market values of accounts which determine the amount of consideration to which the Company is entitled. The variability is resolved when the services are provided. The contracts do not include obligations for returns, refunds, or warranties. The contracts are specific to the amounts owed to the Company for services performed during a period should the contracts be terminated.

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

In September 2017, FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU No. 2017-13 updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification ("ASC"). The amendments incorporate into the ASC recent Securities Exchange Commission (“SEC”) guidance about certain public business entities ("PBEs") electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. ASU No. 2017-13 was effective upon issuance.  The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In November 2017, FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive, Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU No. 2017-14 incorporates into the ASC recent SEC guidance related to revenue recognition. ASU No. 2017-14 was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

In May 2018, FASB issued ASU 2018-06, Codification Improvements to Topic 942: Financial Services—Depository and Lending. ASU No. 2018-06 eliminates a reference to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges, from the ASC. The Office of the Comptroller of the Currency published the guidance in 1985 but has since rescinded it. The amendments were effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 is intended to reduce costs and ease implementation of ASU No. 2016-02. ASU No. 2018-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is evaluating its existing disclosures and may need to provide additional information as a result of adoption of ASU No. 2016-02 and ASU No. 2018-11.

In August 2018, FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU No. 2018-13 updates the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement. ASU No. 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In August 2018, FASB issued ASU 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20). ASU No. 2018-14 updates disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU No. 2018-14 is effective for fiscal years beginning after December 15, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In August 2018, FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). ASU No. 2018-15 reduces complexity of the accounting for costs of implementing a cloud computing service arrangement. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)
Investment Securities

Investment securities available for sale at September 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$47,017	250	977	46,290
U.S. Government
sponsored enterprises	36,278	1	1,278	35,001
State and political subdivisions	121,755	1,911	252	123,414
Corporate bonds	1,000	11	-	1,011
Trust preferred securities	250	-	-	250
Total	$206,300	2,173	2,507	205,966

(Dollars in thousands)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$53,124	814	329	53,609
U.S. Government
sponsored enterprises	40,504	140	264	40,380
State and political subdivisions	129,276	4,310	16	133,570
Corporate bonds	1,500	12	-	1,512
Trust preferred securities	250	-	-	250
Total	$224,654	5,276	609	229,321

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2018 and December 31, 2017 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$20,557	276	14,698	701	35,255	977
U.S. Government
sponsored enterprises	19,435	586	14,564	692	33,999	1,278
State and political subdivisions	15,042	212	1,733	40	16,775	252
Total	$55,034	1,074	30,995	1,433	86,029	2,507

 (Dollars in thousands)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,701	75	11,259	254	19,960	329
U.S. Government
sponsored enterprises	12,661	98	10,067	166	22,728	264
State and political subdivisions	798	2	1,501	14	2,299	16
Total	$22,160	175	22,827	434	44,987	609

At September 30, 2018, unrealized losses in the investment securities portfolio relating to debt securities totaled $2.5 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the September 30, 2018 tables above, 23 out of 152 securities issued by state and political subdivisions contained unrealized losses and 37 out of 44 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2018
(Dollars in thousands)

	Amortized Cost	Estimated Fair Value
Due within one year	$24,659	24,800
Due from one to five years	95,923	96,934
Due from five to ten years	31,869	31,208
Due after ten years	6,582	6,484
Mortgage-backed securities	47,017	46,290
Trust preferred securities	250	250
Total	$206,300	205,966

Proceeds from sales of securities available for sale during the three and nine months ended September 30, 2018 were $14.0 million and resulted in net gains of $50,000. No securities available for sale were sold during the three and nine months ended September 30, 2017.

Securities with a fair value of approximately $92.1 million and $105.6 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes as required by law.

 (3)
Loans

Major classifications of loans at September 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)

	September 30, 2018	December 31, 2017
Real estate loans:
Construction and land development	$76,987	84,987
Single-family residential	249,812	246,703
Single-family residential -
Banco de la Gente non-traditional	34,742	37,249
Commercial	275,629	248,637
Multifamily and farmland	31,102	28,937
Total real estate loans	668,272	646,513

Loans not secured by real estate:
Commercial loans	97,085	89,022
Farm loans	994	1,204
Consumer loans	9,512	9,888
All other loans	10,861	13,137

Total loans	786,724	759,764

Less allowance for loan losses	6,295	6,366

Total net loans	$780,429	753,398

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of September 30, 2018, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of September 30, 2018, single-family residential loans comprised approximately 36% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 4% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of September 30, 2018, commercial real estate loans comprised approximately 35% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of September 30, 2018, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2018 and December 31, 2017:

September 30, 2018
(Dollars in thousands)

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$1,170	38	1,208	75,779	76,987	-
Single-family residential	2,597	366	2,963	246,849	249,812	-
Single-family residential -
Banco de la Gente non-traditional	940	485	1,425	33,317	34,742	-
Commercial	1,157	100	1,257	274,372	275,629	-
Multifamily and farmland	-	-	-	31,102	31,102	-
Total real estate loans	5,864	989	6,853	661,419	668,272	-

Loans not secured by real estate:
Commercial loans	490	94	584	96,501	97,085	-
Farm loans	-	-	-	994	994	-
Consumer loans	85	35	120	9,392	9,512	-
All other loans	-	-	-	10,861	10,861	-
Total loans	$6,439	1,118	7,557	779,167	786,724	-

December 31, 2017
(Dollars in thousands)

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$277	-	277	84,710	84,987	-
Single-family residential	3,241	193	3,434	243,269	246,703	-
Single-family residential -
Banco de la Gente non-traditional	4,078	465	4,543	32,706	37,249	-
Commercial	588	-	588	248,049	248,637	-
Multifamily and farmland	-	12	12	28,925	28,937	-
Total real estate loans	8,184	670	8,854	637,659	646,513	-

Loans not secured by real estate:
Commercial loans	53	100	153	88,869	89,022	-
Farm loans	-	-	-	1,204	1,204	-
Consumer loans	113	5	118	9,770	9,888	-
All other loans	-	-	-	13,137	13,137	-
Total loans	$8,350	775	9,125	750,639	759,764	-

The following table presents non-accrual loans as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)

	September 30, 2018	December 31, 2017
Real estate loans:
Construction and land development	$39	14
Single-family residential	1,824	1,634
Single-family residential -
Banco de la Gente non-traditional	1,475	1,543
Commercial	445	396
Multifamily and farmland	-	12
Total real estate loans	3,783	3,599

Loans not secured by real estate:
Commercial loans	94	100
Consumer loans	42	12
Total	$3,919	3,711

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $23.6 million, $24.6 million and $21.3 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively. Interest income recognized on accruing impaired loans was $1.0 million, $1.4 million, and $1.1 million for the nine months ended September 30, 2018, the year ended December 31, 2017 and the nine months ended September 30, 2017, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of September 30, 2018:

(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$337	-	282	282	11
Single-family residential	5,533	429	4,620	5,049	36
Single-family residential -
Banco de la Gente non-traditional	16,565	-	15,934	15,934	1,055
Commercial	2,371	190	1,861	2,051	13
Multifamily and farmland	-	-	-	-	-
Total impaired real estate loans	24,806	619	22,697	23,316	1,115

Loans not secured by real estate:
Commercial loans	257	94	1	95	-
Consumer loans	158	-	155	155	2
Total impaired loans	$25,221	713	22,853	23,566	1,117

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2018 and 2017.

(Dollars in thousands)

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$320	2	246	5	326	14	253	11
Single-family residential	6,441	73	4,783	71	6,350	207	5,113	202
Single-family residential -
Banco de la Gente non-traditional	14,602	236	17,283	225	14,851	703	17,235	694
Commercial	2,320	17	3,852	18	2,307	97	3,712	144
Multifamily and farmland	-	-	12	-	3	-	45	-
Total impaired real estate loans	23,683	328	26,176	319	23,837	1,021	26,358	1,051

Loans not secured by real estate:
Commercial loans	96	-	243	-	99	-	130	3
Farm loans (non RE)	-	-	-	-	-	-	-	-
Consumer loans	144	3	183	3	147	7	206	8
	$23,923	331	26,602	322	24,083	1,028	26,694	1,062

The following table presents impaired loans as of and for the year ended December 31, 2017:

(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$282	-	277	277	6	253	17
Single-family residential	5,226	1,135	3,686	4,821	41	5,113	265
Single-family residential -
Banco de la Gente non-traditional	17,360	-	16,805	16,805	1,149	16,867	920
Commercial	2,761	807	1,661	2,468	1	3,411	148
Multifamily and farmland	78	-	12	12	-	28	-
Total impaired real estate loans	25,707	1,942	22,441	24,383	1,197	25,672	1,350

Loans not secured by real estate:
Commercial loans	264	100	4	104	-	149	3
Farm loans (non RE)			-
Consumer loans	158	-	154	154	2	194	9
All other loans (not secured by real estate)	-	-	-	-	-	-	-
Total impaired loans	$26,129	2,042	22,599	24,641	1,199	26,015	1,362

Changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 were as follows:

(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2018:
Allowance for loan losses:
Beginning balance	$804	1,812	1,280	1,193	72	574	-	155	476	6,366
Charge-offs	(53)	(115)	-	(271)	(5)	(4)	-	(318)	-	(766)
Recoveries	4	55	-	101	1	23	-	139	-	323
Provision	(63)	(293)	(75)	438	10	12	-	182	161	372
Ending balance	$692	1,459	1,205	1,461	78	605	-	158	637	6,295

Three months ended September 30, 2018:
Allowance for loan losses:
Beginning balance	$668	1,638	1,233	1,420	72	587	-	150	509	6,277
Charge-offs	(53)	(73)	-	-	-	(1)	-	(132)	-	(259)
Recoveries	1	28	-	94	-	7	-	37	-	167
Provision	76	(134)	(28)	(53)	6	12	-	103	128	110
Ending balance	$692	1,459	1,205	1,461	78	605	-	158	637	6,295

Allowance for loan losses at September 30, 2018:
Ending balance: individually
evaluated for impairment	$5	2	1,036	12	-	-	-	-	-	1,055
Ending balance: collectively
evaluated for impairment	687	1,457	169	1,449	78	605	-	158	637	5,240
Ending balance	$692	1,459	1,205	1,461	78	605	-	158	637	6,295

Loans at September 30, 2018:
Ending balance	$76,987	249,812	34,742	275,629	31,102	97,085	994	20,373	-	786,724

Ending balance: individually
evaluated for impairment	$98	2,171	14,557	1,879	-	94	-	-	-	18,799
Ending balance: collectively
evaluated for impairment	$76,889	247,641	20,185	273,750	31,102	96,991	994	20,373	-	767,925

(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2017:
Allowance for loan losses:
Beginning balance	$1,152	2,126	1,377	1,593	52	675	-	204	371	7,550
Charge-offs	-	(64)	-	-	(66)	(63)	-	(288)	-	(481)
Recoveries	12	26	-	17	-	23	-	102	-	180
Provision	(178)	(211)	(101)	(192)	86	(74)	-	143	122	(405)
Ending balance	$986	1,877	1,276	1,418	72	561	-	161	493	6,844

Three months ended September 30, 2017:
Allowance for loan losses:
Beginning balance	$1,183	1,819	1,293	1,463	75	704	-	158	472	7,167
Charge-offs	-	(20)	-	-	-	(26)	-	(106)	-	(152)
Recoveries	2	9	-	4	-	8	-	24	-	47
Provision	(199)	69	(17)	(49)	(3)	(125)	-	85	21	(218)
Ending balance	$986	1,877	1,276	1,418	72	561	-	161	493	6,844

Allowance for loan losses at September 30, 2017:
Ending balance: individually
evaluated for impairment	$-	-	1,104	42	-	-	-	-	-	1,146
Ending balance: collectively
evaluated for impairment	986	1,877	172	1,376	72	561	-	161	493	5,698
Ending balance	$986	1,877	1,276	1,418	72	561	-	161	493	6,844

Loans at September 30, 2017:
Ending balance	$75,483	247,184	37,840	245,279	28,662	87,019	895	25,075	-	747,437

Ending balance: individually
evaluated for impairment	$10	1,875	15,732	3,069	-	229	-	-	-	20,915
Ending balance: collectively
evaluated for impairment	$75,473	245,309	22,108	242,210	28,662	86,790	895	25,075	-	726,522

The provision for loan losses for the three months ended September 30, 2018 was an expense of $110,000, as compared to a credit of $218,000 for the three months ended September 30, 2017. The increase in the provision for loan losses is primarily attributable to a $39.3 million increase in loans from September 30, 2017 to September 30, 2018.

The provision for loan losses for the nine months ended September 30, 2018 was an expense of $372,000, as compared to a credit of $405,000 for the nine months ended September 30, 2017. The increase in the provision for loan losses is primarily attributable to a $39.3 million increase in loans from September 30, 2017 to September 30, 2018.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2018 and December 31, 2017:

September 30, 2018
(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$410	7,583	-	-	-	662	-	668	-	9,323
2- High Quality	15,413	125,945	-	35,362	430	24,141	-	3,462	2,174	206,927
3- Good Quality	51,835	91,936	13,927	215,902	25,758	65,302	845	4,733	7,924	478,162
4- Management Attention	5,210	17,218	15,392	21,271	3,813	6,601	149	581	763	70,998
5- Watch	3,924	3,844	2,425	2,649	1,101	273	-	18	-	14,234
6- Substandard	195	3,286	2,998	445	-	106	-	50	-	7,080
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$76,987	249,812	34,742	275,629	31,102	97,085	994	9,512	10,861	786,724

December 31, 2017
(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$152	8,590	-	-	-	446	-	791	-	9,979
2- High Quality	20,593	120,331	-	34,360	561	17,559	-	3,475	2,410	199,289
3- Good Quality	53,586	89,120	14,955	196,439	25,306	65,626	1,085	5,012	9,925	461,054
4- Management Attention	4,313	20,648	15,113	13,727	1,912	5,051	119	562	802	62,247
5- Watch	6,060	4,796	3,357	3,671	1,146	223	-	23	-	19,276
6- Substandard	283	3,218	3,824	440	12	117	-	25	-	7,919
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$84,987	246,703	37,249	248,637	28,937	89,022	1,204	9,888	13,137	759,764

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.2 million and $4.5 million at September 30, 2018 and December 31, 2017, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was $93,000 and $21,000 in performing loans classified as TDR loans at September 30, 2018 and December 31, 2017, respectively.

The following table presents an analysis of TDR loan modifications during the three months ended September 30, 2018.

Three months ended September 30, 2018
(Dollars in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	1	$61	61
Total real estate TDR loans	1	61	61
Total TDR loans	1	$61	61

During the three months ended September 30, 2018, one loan was modified that was considered to be a new TDR loan. The interest rate was modified on this TDR loan.

The following table presents an analysis of TDR loan modifications during the nine months ended September 30, 2018.

Nine months ended September 30, 2018
(Dollars in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans
Single-family residential	2	$94	94
Total real estate TDR loans	2	94	94
Total TDR loans	2	$94	94

During the nine months ended September 30, 2018, two loan were modified that was considered to be new TDR loans. The interest rates were modified on these TDR loans.

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

There were no loans modified as TDR that defaulted during the three and nine months ended September 30, 2018 and 2017, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2018 and 2017 is as follows:

For the three months ended September 30, 2018

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,467	5,995,256	0.58
Effect of dilutive securities:
Restricted stock units	-	21,445
Diluted earnings per share	$3,467	6,016,701	0.57

For the nine months ended September 30, 2018

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$9,946	5,995,256	1.66
Effect of dilutive securities:
Restricted stock units	-	19,137
Diluted earnings per share	$9,946	6,014,393	1.65

For the three months ended September 30, 2017

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,242	5,995,453	0.54
Effect of dilutive securities:
Restricted stock units	-	96,339
Diluted earnings per share	$3,242	6,091,792	0.52

For the nine months ended September 30, 2017

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$8,258	5,985,051	1.38
Effect of dilutive securities:
Restricted stock units	-	94,566
Diluted earnings per share	$8,258	6,079,616	1.35

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

The Company granted 32,465 restricted stock units under the Plan at a grant date fair value of $7.18 per share during the first quarter of 2012, of which 5,891 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program under the Troubled Asset Relief Program. In July 2012, the Company granted 5,891 restricted stock units at a grant date fair value of $7.50 per share. The Company granted 29,475 restricted stock units under the Plan at a grant date fair value of $10.82 per share during the second quarter of 2013. The Company granted 23,162 restricted stock units under the Plan at a grant date fair value of $14.27 per share during the first quarter of 2014. The Company granted 16,583 restricted stock units under the Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The number of restricted stock units granted and grant date fair values have been restated to reflect the 10% stock dividend during the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016, 2017 and 2018 grants and three years from the grant date for the 2014 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of September 30, 2018, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $248,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $131,000 and $471,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)

	September 30, 2018
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$46,290	-	46,290	-
U.S. Government
sponsored enterprises	$35,001	-	35,001	-
State and political subdivisions	$123,414	-	123,414	-
Corporate bonds	$1,011	-	1,011	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)

	December 31, 2017
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$53,609	-	53,609	-
U.S. Government
sponsored enterprises	$40,380	-	40,380	-
State and political subdivisions	$133,570	-	133,570	-
Corporate bonds	$1,512	-	1,512	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2018.

(Dollars in thousands)

Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at September 30, 2018 and December 31, 2017 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)

	Fair Value Measurements September 30, 2018	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$1,740	-	-	1,740
Impaired loans	$22,449	-	-	22,449

(Dollars in thousands)

	Fair Value Measurements December 31, 2017	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$857	-	-	857
Impaired loans	$23,442	-	-	23,442
Other real estate	$118	-	-	118

(Dollars in thousands)

	Fair Value September 30, 2018	Fair Value December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$1,740	857	Rate lock commitment	N/A	N/A
Impaired loans	$22,449	23,442	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$-	118	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at September 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)

		Fair Value Measurements at September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$57,041	57,041	-	-	57,041
Investment securities available for sale	$205,966	-	205,716	250	205,966
Other investments	$4,394	-	-	4,394	4,394
Mortgage loans held for sale	$1,740	-	-	1,740	1,740
Loans, net	$780,429	-	-	774,242	774,242
Cash surrender value of life insurance	$15,839	-	15,839	-	15,839

Liabilities:
Deposits	$893,459	-	-	874,065	874,065
Securities sold under agreements
to repurchase	$55,766	-	55,766	-	55,766
FHLB borrowings	-	-	-	-	-
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)

		Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$57,304	57,304	-	-	57,304
Investment securities available for sale	$229,321	-	229,071	250	229,321
Other investments	$1,830	-	-	1,830	1,830
Mortgage loans held for sale	$857	-	-	857	857
Loans, net	$753,398	-	-	735,837	735,837
Cash surrender value of life insurance	$15,552	-	15,552	-	15,552

Liabilities:
Deposits	$906,952	-	-	894,932	894,932
Securities sold under agreements
to repurchase	$37,757	-	37,757	-	37,757
FHLB borrowings	$-	-	-	-	-
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)             Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued. Management has concluded that there were no material subsequent events other than the event noted below.

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016.  The NCDOR is seeking to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank.  The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) is approximately $1.4 million.  The Bank disagrees with the NCDOR’s proposed adjustments and the disallowance of certain tax credits, and intends to challenge the proposed adjustments and the disallowance of such tax credits.  The Bank purchased a Guaranty Agreement along with this tax credit investment that unconditionally guarantees the amount of its investment plus associated penalties and interest which we believe would limit the Bank’s exposure to approximately $150,000.  The Tax Credit Guaranty Agreement from State Tax Credit Exchange, LLC dated September 10, 2014 is attached to this Form 10-Q as Exhibit 99.

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate eight times since December 2015 to the Fed Funds rate of 2.25% at September 30, 2018. These increases have had a positive impact on earnings in recent periods and should continue to have a positive impact on the Bank’s net interest income in future periods.

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

Results of Operations
Summary. Net earnings were $3.5 million or $0.58 basic net earnings per share and $0.57 diluted net earnings per share for the three months ended September 30, 2018, as compared to $3.2 million or $0.54 basic net earnings per share and $0.52 diluted net earnings per share for the same period one year ago. The increase in third quarter net earnings is attributable to an increase in net interest income, which was partially offset by an increase in the provision for loan losses, a decrease in non-interest income and an increase in non-interest expense during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, as discussed below.

The annualized return on average assets was 1.25% for the three months ended September 30, 2018, as compared to 1.17% for the same period one year ago, and annualized return on average shareholders’ equity was 11.49% for the three months ended September 30, 2018, as compared to 11.14% for the same period one year ago.

Year-to-date net earnings as of September 30, 2018 were $9.9 million or $1.66 basic net earnings per share and $1.65 diluted net earnings per share, as compared to $8.3 million or $1.38 basic net earnings per share and $1.35 diluted net earnings per share for the same period one year ago. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income and an increase in non-interest income, which were partially offset by an increase in the provision for loan losses and an increase in non-interest expense, as discussed below.

The annualized return on average assets was 1.21% for the nine months ended September 30, 2018, as compared to 1.01% for the same period one year ago, and annualized return on average shareholders’ equity was 10.97% for the nine months ended September 30, 2018, as compared to 9.59% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $11.1 million for the three months ended September 30, 2018, compared to $10.0 million for the three months ended September 30, 2017. The increase in net interest income was primarily due to a $910,000 increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 1.00% increase in the prime rate since September 30, 2017, combined with a $93,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of FHLB borrowings during the three months ended September 30, 2018, as compared to the same period one year ago due to the payoff of remaining FHLB borrowings in October 2017.

Interest income was $11.6 million for the three months ended September 30, 2018, as compared to $10.7 million for the three months ended September 30, 2017. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the quarter ended September 30, 2018, average loans increased $35.0 million to $781.6 million from $746.6 million for the quarter ended September 30, 2017. During the quarter ended September 30, 2018, average investment securities available for sale decreased $21.9 million to $209.2 million from $231.1 million for the quarter ended September 30, 2017. The average yield on loans for the quarters ended September 30, 2018 and 2017 was 5.03% and 4.76%, respectively. The average yield on investment securities available for sale was 3.52% and 3.77% for the quarters ended September 30, 2018 and 2017, respectively. The average yield on earning assets was 4.65% and 4.45% for the quarters ended September 30, 2018 and 2017, respectively.

Interest expense was $557,000 for the three months ended September 30, 2018, as compared to $650,000 for the three months ended September 30, 2017. The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 0.16% and 0.13% for the three months ended September 30, 2018 and 2017, respectively. The average rate paid on certificates of deposit was 0.46% for the three months ended September 30, 2018, as compared to 0.34% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.33% for the three months ended September 30, 2018, as compared to 0.37% for the same period one year ago. During the quarter ended September 30, 2018, average certificates of deposit decreased $19.4 million to $110.2 million from $129.6 million for the quarter ended September 30, 2017. Average FHLB borrowings decreased $20.0 million to zero for the three months ended September 30, 2018 from $20.0 million for the three months ended September 30, 2017.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2018 and 2017. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended September 30, 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Yields and interest income on tax-exempt investments for the three months ended September 30, 2017 have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$781,596	9,907	5.03%	$746,633	8,966	4.76%
Investments - taxable	54,045	404	2.97%	62,730	409	2.59%
Investments - nontaxable*	160,203	1,472	3.65%	171,704	1,798	4.15%
Other	17,103	88	2.04%	19,725	59	1.19%

Total interest-earning assets	1,012,947	11,871	4.65%	1,000,792	11,232	4.45%

Non-interest earning assets:
Cash and due from banks	46,124			53,828
Allowance for loan losses	(6,263)			(7,129)
Other assets	51,233			54,095

Total assets	$1,104,041			$1,101,586

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$481,835	189	0.16%	$476,851	156	0.13%
Time deposits	110,163	127	0.46%	129,559	112	0.34%
FHLB borrowings	-	-	-	20,000	211	4.19%
Trust preferred securities	20,619	209	4.02%	20,619	152	2.92%
Other	51,477	32	0.24%	52,718	19	0.14%

Total interest-bearing liabilities	664,094	557	0.33%	699,747	650	0.37%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	315,537			282,336
Other liabilities	4,700			3,991
Shareholders' equity	119,710			115,512

Total liabilities and shareholder's equity	$1,104,041			$1,101,586

Net interest spread		$11,314	4.32%		$10,582	4.09%

Net yield on interest-earning assets			4.43%			4.20%

Taxable equivalent adjustment
Investment securities		$263			$534

Net interest income		$11,051			$10,048

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $37.8 million in 2018 and $40.1 million in 2017. Tax rates of 2.50% and 3.00% were used to calculate the tax equivalent yield on these securities in 2018 and 2017, respectively.

Year-to-date net interest income as of September 30, 2018 was $31.9 million compared to $29.4 million for the same period one year ago. The increase in net interest income was primarily due to a $2.2 million increase in interest income, which was primarily attributable to an increase in the average outstanding balance of loans and a 1.00% increase in the prime rate since September 2017, combined with a $333,000 decrease in interest expense, which was primarily attributable to a decrease in the average outstanding balances of FHLB borrowings during the nine months ended September 30, 2018, as compared to the same period one year ago due to the payoff of remaining FHLB borrowings in October 2017.

Interest income was $33.4 million for the nine months ended September 30, 2018, compared to $31.2 million for the nine months ended September 30, 2017. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the nine months ended September 30, 2018, average loans increased $32.1 million to $772.0 million from $739.9 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, average investment securities available for sale decreased $23.7 million to $212.2 million from $235.9 million for the nine months ended September 30, 2017. The average yield on loans for the nine months ended September 30, 2018 and 2017 was 4.91% and 4.69%, respectively. The average yield on investment securities available for sale was 3.47% and 3.77% for the nine months ended September 30, 2018 and 2017, respectively. The average yield on earning assets was 4.54% and 4.41% for the nine months ended September 30, 2018 and 2017, respectively.

  Interest expense was $1.5 million for the nine months ended September 30, 2018, as compared to $1.9 million for the nine months ended September 30, 2017. The decrease in interest expense was the result of lower cost of funds and reductions in FHLB borrowings and certificates of deposit. The average rate paid on interest-bearing checking and savings accounts was 0.15% and 0.12% for the nine months ended September 30, 2018 and 2017, respectively. The average rate paid on certificates of deposit was 0.40% for the nine months ended September 30, 2018, as compared to 0.36% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.31% for the nine months ended September 30, 2018, as compared to 0.36% for the same period one year ago. During the quarter ended September 30, 2018, average certificates of deposit decreased $20.5 million to $114.8 million from $135.3 million for the nine months ended September 30, 2017. Average FHLB borrowings decreased $20.0 million to zero for the nine months ended September 30, 2018 from $20.0 million for the nine months ended September 30, 2017 due to the payoff of remaining FHLB borrowings in October 2017.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2018 and 2017. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2017 have been adjusted to a tax equivalent basis using an effective tax rate of 35.98% for securities that are both federal and state tax exempt and an effective tax rate of 32.98% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Nine months ended			Nine months ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$771,951	28,362	4.91%	$739,857	25,935	4.69%
Investments - taxable	54,184	1,181	2.91%	66,120	1,272	2.57%
Investments - nontaxable*	161,947	4,428	3.66%	173,113	5,512	4.26%
Other	19,101	255	1.78%	18,048	138	1.02%

Total interest-earning assets	1,007,183	34,226	4.54%	997,138	32,857	4.41%

Non-interest earning assets:
Cash and due from banks	42,281			53,837
Allowance for loan losses	(6,326)			(7,335)
Other assets	52,117			52,862

Total assets	$1,095,255			$1,096,502

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$487,657	551	0.15%	$479,715	431	0.12%
Time deposits	114,803	342	0.40%	135,291	360	0.36%
FHLB borrowings	-	-	-	20,000	604	4.04%
Trust preferred securities	20,619	578	3.75%	20,619	432	2.80%
Other	44,970	66	0.20%	47,675	43	0.12%

Total interest-bearing liabilities	668,049	1,537	0.31%	703,300	1,870	0.36%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	305,514			277,052
Other liabilities	455			989
Shareholders' equity	121,237			115,161

Total liabilities and shareholder's equity	$1,095,255			$1,096,502

Net interest spread		$32,689	4.24%		$30,987	4.05%

Net yield on interest-earning assets			4.34%			4.15%

Taxable equivalent adjustment
Investment securities		$800			$1,634

Net interest income		$31,889			$29,353

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $38.7 million in 2018 and $39.3 million in 2017. Tax rates of 2.50% and 3.00% were used to calculate the tax equivalent yield on these securities in 2018 and 2017, respectively.

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

	Three months ended September 30, 2018 compared to three months ended September 30, 2017			Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$432	509	941	1,152	1,275	2,427
Investments - taxable	(61)	56	(5)	(245)	154	(91)
Investments - nontaxable	(113)	(213)	(326)	(330)	(754)	(1,084)
Other	(11)	40	29	11	106	117
Total interest income	247	392	639	588	781	1,369

Interest expense:
NOW, MMDA & savings deposits	2	32	34	8	112	120
Time deposits	(20)	35	15	(58)	40	(18)
FHLB borrowings	(106)	(105)	(211)	(302)	(302)	(604)
Trust preferred securities	-	57	57	-	146	146
Other	(1)	13	12	(3)	26	23
Total interest expense	(125)	32	(93)	(355)	22	(333)
Net interest income	$372	360	732	943	759	1,702

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2018 was an expense of $110,000, as compared to a credit of $218,000 for the three months ended September 30, 2017. The increase in the provision for loan losses is primarily attributable to a $39.3 million increase in loans from September 30, 2017 to September 30, 2018.

The provision for loan losses for the nine months ended September 30, 2018 was an expense of $372,000, as compared to a credit of $405,000 for the nine months ended September 30, 2017. The increase in the provision for loan losses is primarily attributable to a $39.3 million increase in loans from September 30, 2017 to September 30, 2018.

Non-Interest Income. Total non-interest income was $3.9 million for the three months ended September 30, 2018, compared to $4.2 million for the three months ended September 30, 2017. The decrease in non-interest income is primarily attributable to a $64,000 decrease in mortgage banking income and a $51,000 decrease in miscellaneous non-interest income during the three months ended September 30, 2018, compared to the same period one year ago.

Non-interest income was $11.7 million for the nine months ended September 30, 2018, compared to $11.5 million for the nine months ended September 30, 2017. The increase in non-interest income is primarily attributable to $17,000 in net gains on other real estate owned properties for the nine months ended September 30, 2018, as compared to $240,000 in net losses and write-downs on other real estate owned properties for the nine months ended September 30, 2017, which resulted in a $257,000 increase in non-interest income. Mortgage banking income decreased $273,000 to $672,000 for the nine months ended September 30, 2018 from $945,000 for the nine months ended September 30, 2017 primarily due to a decrease in mortgage loan volume resulting from an increase in mortgage loan rates.

Non-Interest Expense. Total non-interest expense was $10.7 million for the three months ended September 30, 2018, compared to $10.0 million for the three months ended September 30, 2017. The increase in non-interest expense was primarily attributable to a $586,000 increase in salaries and benefits expense, which was primarily due to an increase in the number of full-time equivalent employees and annual salary increases.

Non-interest expense was $31.3 million for the nine months ended September 30, 2018, as compared to $30.4 million for the nine months ended September 30, 2017. The increase in non-interest expense was primarily due to a $828,000 increase in salaries and benefits expense, a $386,000 increase in occupancy expense and a $279,000 increase in professional fees, which were partially offset by a $260,000 decrease in other non-interest expense, during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in salaries and benefits expense is primarily due to an increase in the number of full-time equivalent employees and annual salary increases. The increase in occupancy expense is primarily due to an increase in depreciation expense during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in professional fees is primarily due to an increase in consulting fees during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in other non-interest expense is primarily due to decreases in telecommunications expense, debit card expense and internet banking expense during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Income Taxes. Income tax expense was $687,000 for the three months ended September 30, 2018, as compared to $1.2 million for the three months ended September 30, 2017. The effective tax rate was 17% for the three months ended September 30, 2018, as compared to 27% for the three months ended September 30, 2017. Income tax expense was $1.9 million for the nine months ended September 30, 2018, as compared to $2.7 million for the nine months ended September 30, 2017. The effective tax rate was 16% for the nine months ended September 30, 2018, as compared to 25% for the nine months ended September 30, 2017. The reduction in the effective tax rate is primarily due to the passing of the TCJA in December, 2017, which reduced the Company’s federal corporate tax rate from 34% to 21% effective January 1, 2018.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $206.0 million at September 30, 2018, as compared to $229.3 million at December 31, 2017. Average investment securities available for sale for the nine months ended September 30, 2018 were $212.2 million, as compared to $234.3 million for the year ended December 31, 2017.

Loans. At September 30, 2018, loans were $786.7 million, as compared to $759.8 million at December 31, 2017. Average loans represented 77% and 74% of average earning assets for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

The Company had $1.7 million and $857,000 in mortgage loans held for sale as of September 30, 2018 and December 31, 2017, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2018, the Company had $101.5 million in residential mortgage loans, $105.8 million in home equity loans and $381.8 million in commercial mortgage loans, which include $306.5 million secured by commercial property and $75.3 million secured by residential property. Residential mortgage loans include $34.7 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2018, the Company had $77.0 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)

	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	41	$6,974	$-
Land acquisition and development - residential purposes	205	21,656	39
1 to 4 family residential construction	140	26,803	-
Commercial construction	29	21,554	-
Total construction and land development	415	$76,987	$39

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.2 million and $4.5 million at September 30, 2018 and December 31, 2017, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was $93,000 and $21,000 in performing loans classified as TDR loans at September 30, 2017 and December 31, 2017, respectively.

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

Effective December 31, 2012, certain mortgage loans from the former Banco division of the Bank were analyzed separately from other single family residential loans in the Bank’s loan portfolio. These loans are first mortgage loans made to the Latino market, primarily in Mecklenburg, North Carolina and surrounding counties. These loans are non-traditional mortgages in that the customer normally did not have a credit history, so all credit information was accumulated by the loan officers.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at September 30, 2018 was $6.3 million or 0.80% of total loans, as compared to $6.4 million or 0.84% of total loans at December 31, 2017.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2018 and December 31, 2017.

	Percentage of Loans By Risk Grade
Risk Grade	September 30, 2018	December 31, 2017
Risk Grade 1 (Excellent Quality)	1.19%	1.31%
Risk Grade 2 (High Quality)	26.30%	26.23%
Risk Grade 3 (Good Quality)	60.78%	60.69%
Risk Grade 4 (Management Attention)	9.02%	8.19%
Risk Grade 5 (Watch)	1.81%	2.54%
Risk Grade 6 (Substandard)	0.90%	1.04%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2018, including non-accrual loans, there were two relationships exceeding $1.0 million in the Watch risk grade (which totaled $3.2 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $3.9 million at September 30, 2018 or 0.36% of total assets, as compared to $3.8 million or 0.35% of total assets at December 31, 2017. Non-accrual loans were $3.9 million at September 30, 2018 and $3.7 million at December 31, 2017. As a percentage of total loans outstanding, non-accrual loans were 0.50% at September 30, 2018, as compared to 0.49% at December 31, 2017. Non-accrual loans include $3.7 million in commercial and residential mortgage loans, $39,000 in construction and land development loans and $136,000 in other loans at September 30, 2018, as compared to $3.6 million in commercial and residential mortgage loans, $14,000 in construction and land development loans and $112,000 in other loans at December 31, 2017. The Bank had no loans 90 days past due and still accruing at September 30, 2018 or December 31, 2017. The Bank had no other real estate owned at September 30, 2018, as compared to $118,000 at December 31, 2017.

 Deposits. Total deposits at September 30, 2018 were $893.5 million compared to $907.0 million at December 31, 2017. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $875.7 million at September 30, 2018, as compared to $887.5 million at December 31, 2017.

Borrowed Funds. There were no FHLB borrowings outstanding at September 30, 2018 and December 31, 2017.

Securities sold under agreements to repurchase were $55.8 million at September 30, 2018, as compared to $37.8 million at December 31, 2017.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2018 totaled $1.0 billion, exceeding average rate sensitive liabilities of $664.1 million by $348.9 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of September 30, 2018.

Included in the rate sensitive assets are $285.1 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”). The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2018, the Company had $167.2 million in loans with interest rate floors. The floors were in effect on $6.3 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.43% higher than the indexed rate on the promissory notes without interest rate floors.

 Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2018, such unfunded commitments to extend credit were $251.9 million, while commitments in the form of standby letters of credit totaled $3.5 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2018, the Company’s core deposits totaled $875.7 million, or 98.01% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 0.31% as of September 30, 2018.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at September 30, 2018 and December 31, 2017. At September 30, 2018, the carrying value of loans pledged as collateral to the FHLB totaled $138.5 million compared to $137.5 million at December 31, 2017. The remaining availability under the line of credit with the FHLB was $84.3 million at September 30, 2018 compared to $87.2 million at December 31, 2017. The Bank had no borrowings from the FRB at September 30, 2018 or December 31, 2017. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2018, the carrying value of loans pledged as collateral to the FRB totaled $430.8 million compared to $408.5 million at December 31, 2017.

The Bank also had the ability to borrow up to $82.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of September 30, 2018.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 18.61% at September 30, 2018 and 20.62% at December 31, 2017. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2018 and December 31, 2017.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of September 30, 2018 and December 31, 2017 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)

	September 30, 2018	December 31, 2017
Contractual Cash Obligations
Long-term borrowings	$-	-
Junior subordinated debentures	$20,619	20,619
Corporate Center renovation	-	-
Operating lease obligations	4,501	4,862
Total	$25,120	25,481
Other Commitments
Commitments to extend credit	$251,917	233,972
Standby letters of credit and financial guarantees written	3,489	3,325
Income tax credits	1,689	2,397
Total	$257,095	239,694

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

Capital Resources. Shareholders’ equity was $119.7 million, or 10.88% of total assets, as of September 30, 2018, as compared to $116.0 million, or 10.62% of total assets, as of December 31, 2017.

Annualized return on average equity for the nine months ended September 30, 2018 was 10.97%, as compared to 9.59% for the nine months ended September 30, 2017. Total cash dividends paid on common stock were $2.4 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In 2016, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $2 million was allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program were made periodically as permitted by securities laws and other legal requirements in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares were determined by the Company’s management, based on its evaluation of market conditions and other factors. The Company has repurchased approximately $2.0 million, or 92,738 shares of its common stock, under this program as of September 30, 2018.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital at September 30, 2018 and December 31, 2017 includes $20.0 million in trust preferred securities. The Company’s Tier 1 capital ratio was 15.42% and 15.32% at September 30, 2018 and December 31, 2017, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.11% and 16.06% at September 30, 2018 and December 31, 2017, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.21% and 13.00% at September 30, 2018 and December 31, 2017, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 12.67% and 11.94% at September 30, 2018 and December 31, 2017, respectively.

The Bank’s Tier 1 risk-based capital ratio was 15.06% and 15.09% at September 30, 2018 and December 31, 2017, respectively. The total risk-based capital ratio for the Bank was 15.75% and 15.83% at September 30, 2018 and December 31, 2017, respectively. The Bank’s common equity Tier 1 capital ratio was 15.06% and 15.09% at September 30, 2018 and December 31, 2017, respectively. The Bank’s Tier 1 leverage capital ratio was 12.29% and 11.69% at September 30, 2018 and December 31, 2017, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2018.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016.  The NCDOR is seeking to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank.  The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) is approximately $1.4 million.  The Bank disagrees with the NCDOR’s proposed adjustments and the disallowance of certain tax credits, and intends to challenge the proposed adjustments and the disallowance of such tax credits.  The Bank purchased a Guaranty Agreement along with this tax credit investment that unconditionally guarantees the amount of its investment plus associated penalties and interest which we believe would limit the Bank’s exposure to approximately $150,000.  The Tax Credit Guaranty Agreement from State Tax Credit Exchange, LLC dated September 10, 2014 is attached to this Form 10-Q as Exhibit 99.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 - 31, 2018	658	$32.60	-	$16,180

August 1 - 31, 2018	115	30.79	-	$16,180

September 1 - 30, 2018	147	30.50	-	$16,180

Total	920(1)	$32.08	-

(1) The Company purchased 920 shares on the open market in the three months ended June 30, 2018 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.
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

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (99)	Tax Credit Guaranty Agreement between State Tax Credit Exchange, LLC and Peoples Bank dated September 10, 2014.

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 8, 2018	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

November 8, 2018	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)