Form 10-K
period 2018-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2019-03-14
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

Peoples Bancorp of North Carolina, Inc.
( Exact Name of Registrant as Specified in Its Charter)

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
Yes☒ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer☐	Smaller reporting company☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $147,933,656 based on the closing price of such common stock on June 30, 2018, which was $32.03 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,997,136 shares of common stock, outstanding at February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2018 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2019 Annual Meeting of Shareholders, are incorporated by reference into Part II and included as Exhibit 13 to this Form 10-K.

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 2, 2019 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

	2018 Form 10-K	Notice of 2019 Annual Meeting, Proxy Statement and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 11	N/A
Item 1A - Risk Factors	11 - 19	N/A
Item 1B - Unresolved Staff Comments	19	N/A
Item 2 - Properties	20	N/A
Item 3 - Legal Proceedings	21	N/A
Item 4 - Mine Safety Disclosures	21	N/A

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21-23	N/A
Item 6 - Selected Financial Data	23	A-4
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	23	A-4 - A-23
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	24	A-22 - A-23
Item 8 - Financial Statements and Supplementary Data	24	A-24 - A-68
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24	N/A
Item 9A - Controls and Procedures	24 - 25	N/A
Item 9B - Other Information	25	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	25	12 and A-69
Item 11 - Executive Compensation	25	14 - 24
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26	5 - 7
Item 13 - Certain Relationships and Related Transactions and Director Independence	26	11 and 27
Item 14 - Principal Accountant Fees and Services	26	30

PART IV
Item 15 - Exhibits and Financial Statement Schedules	27 - 30	N/A

Signatures	31	N/A

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 20 banking offices, as of December 31, 2018, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Cornelius, Mooresville, Raleigh, and Cary North Carolina. The Bank also operates loan production offices in Denver and Durham, North Carolina. At December 31, 2018, the Company had total assets of $1.1 billion, net loans of $797.6 million, deposits of $877.2 million, total securities of $198.9 million, and shareholders’ equity of $123.6 million.

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

At December 31, 2018, the Company employed 310 full-time employees and 35 part-time employees, which equated to 334 full-time equivalent employees.

Subsidiaries
The Bank is a subsidiary of the Company. At December 31, 2018, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services. CBRES serves as a “clearing-house” for appraisal services for community banks. Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property to be appraised is located. This type of service ensures that the appraisal process remains independent from the financing process within the Bank. PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and other assets obtained in the ordinary course of collecting debts previously contracted.

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

Employment in the Bank’s primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, Catawba Valley Medical Center, Merchant Distributors, Inc. (wholesale food distributor), Catawba County, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Optical Communications (manufacturer of fiber optic cable and accessories), Ethan Allen (furniture manufacturer), HSM (manufacturing) and Advance Pierre Foods (restaurants and bakeries). Lincoln County’s largest employers include Lincoln County Schools, County of Lincoln, Charlotte Mecklenburg Hospital, RSI Home Products (manufacturing), Wal-Mart Associates Inc., The Timken Company (manufacturing), Julius Blum Inc. (manufacturing), Lowes Home Centers Inc., Cataler North America (manufacturing) and Congruity HR (professional & business services).

Competition

The Bank has operated in the Catawba Valley region of North Carolina for over 100 years and is the only financial institution headquartered in Newton, North Carolina. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2018 comparative data, the Bank had 22.57% of the deposits in Catawba County, placing it second in deposit size among a total of 11 banks with branch offices in Catawba County; 10.47% of the deposits in Lincoln County, placing it fifth in deposit size among a total of ten banks with branch offices in Lincoln County; and 13.67% of the deposits in Alexander County, placing it fifth in deposit size among a total of six banks with branch offices in Alexander County.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “Bureau”) with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on the Company’s and the Bank’s operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank and the Company.

Capital Adequacy. At December 31, 2018, the Bank exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 12.76%, common equity Tier 1 risk-based capital ratio of 15.21%, Tier 1 risk-based capital ratio of 15.21% and total risk-based capital ratio of 15.91%. At December 31, 2018, the Company also exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 13.05%, common equity Tier 1 risk-based capital ratio of 13.29%, Tier 1 risk-based capital ratio of 15.46% and total risk-based capital ratio of 16.15%.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and the Company on January 1, 2015. The required minimum conservation buffer was phased in incrementally, starting at 0.625% on January 1, 2016 and increased to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.5% on January 1, 2019.

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

The final rule provides that the failure to maintain the minimum conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s conservation buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers. If the conservation buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions), or eligible retained income. If the conservation buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of eligible retained income, and if the conservation buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of eligible retained income. The preceding thresholds for the conservation buffer and related restrictions represent the fully phased in rules effective no later than January 1, 2019. Such thresholds were phased in incrementally throughout the phase in period, with the lowest thresholds having become effective January 1, 2016.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2018, the Bank was in compliance with this requirement.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits imposed by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s total equity capital. At December 31, 2018, this limit was $22.0 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $36.7 million as of December 31, 2018, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Consent Order

On August 31, 2015, the FDIC and the Commissioner issued a Consent Order (the “Order”) in connection with compliance by the Bank with the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”). The Order was issued pursuant to the consent of the Bank. In consenting to the issuance of the Order, the Bank did not admit or deny any unsafe or unsound banking practices or violations of law or regulation.

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

Available Information

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.peoplesbanknc.com as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are also available on its internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. The SEC maintains an Internet site that contains reports, proxy information, statements and other information filed by the Company with the SEC electronically. These filings are also accessible on the SEC’s website at https://www.sec.gov.

The Company maintains a website at https://peoplesbanknc.com. The Company’s corporate governance policies, including the charters of the Audit and Enterprise Risk, Compensation, and Governance Committees, and the Code of Business Conduct and Ethics may be found on the Company’s website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

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
Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, additional regulations could be issued in 2019.

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
The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with its top three executives averaging 20 years of service with the Bank. The Company has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

As discussed in Item 3. Legal Proceedings, the NCDOR (as defined on page 21) is seeking to disallow certain tax credits taken by the Bank in prior tax years from an investment made by the Bank. While the Bank purchased a Guaranty Agreement along with the investment, which we believe limits our exposure, there can be no assurance that the guarantor will perform under the Guaranty Agreement or that we will recover under the Guaranty Agreement. For additional information concerning the disallowance of the tax credits, see Item 3. Legal Proceedings on page 21.

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
We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

●
Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2018, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

●
Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2018, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

●
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2018, construction and land development loans comprised approximately 12% of the Bank’s total loan portfolio.

●
Single-family residential loans. Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of December 31, 2018, single-family residential loans comprised approximately 36% of the Bank’s total loan portfolio, including Banco single-family residential non-traditional loans which were approximately 4% of the Bank’s total loan portfolio.

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
 In July 2013, the Federal Reserve and the FDIC approved new rules that substantially amended the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital requirements are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations established a maximum percentage of eligible retained income that can be utilized for such actions.

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

We may need additional access to capital, which we may be unable to obtain on attractive terms or at all.
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

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.
In considering whether to make a loan secured by real property, we typically require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

Natural disasters and geopolitical events beyond our control could adversely affect us.
Natural disasters such as extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving civil unrest, changes in government regimes, terrorism, or military conflict could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair our borrowers' ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock.

We depend on the accuracy and completeness of information about customers.
In deciding whether to extend credit, open a bank account or enter into other transactions with customers, we may rely on information furnished to us by or on behalf of customers, including financial statements and other financial information. We also may rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We may further rely on invoices, contracts, and other supporting documentation provided by our customers, as well as our customers' representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting or reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.
PROPERTIES

At December 31, 2018, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina, its Banco administrative office and its 20 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Cornelius, Mooresville, Raleigh and Cary, North Carolina. The Bank also operates loan production offices in Denver and Durham North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2018.

Owned
Corporate Office
518 West C Street
Newton, North Carolina 28658

420 West A Street
Newton, North Carolina 28658

2619 North Main Avenue
Newton, North Carolina 28658

213 1st Street, West
Conover, North Carolina 28613

3261 East Main Street
Claremont, North Carolina 28610

6125 Highway 16 South
Denver, North Carolina 28037

5153 N.C. Highway 90E
Hiddenite, North Carolina 28636

200 Island Ford Road
Maiden, North Carolina 28650

3310 Springs Road NE
Hickory, North Carolina 28601

142 South Highway 16
Denver, North Carolina 28037

106 North Main Street
Catawba, North Carolina 28609

2050 Catawba Valley Boulevard
Hickory, North Carolina 28601

1074 River Highway
Mooresville, North Carolina 28117

Leased
1333 2nd Street NE
Hickory, North Carolina 28601

1910 East Main Street
Lincolnton, North Carolina 28092

760 Highway 27 West
Lincolnton, North Carolina 28092

102 Leonard Avenue
Newton, North Carolina 28658

6350 South Boulevard
Charlotte, North Carolina 28217

4451 Central Avenue
Suite A
Charlotte, North Carolina 28205
3752/3754 Highway 16 North
Denver, North Carolina 28037

9624-I Bailey Road
Cornelius, North Carolina 28031

3023-10 Capital Boulevard
Raleigh, North Carolina 27604

2530 Meridian Parkway
Durham, North Carolina 27713

1117 Parkside Main Street
Cary, NC, 27519

800 E. Arrowood Road
Charlotte, North Carolina 28217

ITEM 3.       LEGAL PROCEEDINGS

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016. The NCDOR is seeking to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank. The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) is approximately $1.4 million. The Bank disagrees with the NCDOR’s proposed adjustments and the disallowance of certain tax credits, and intends to challenge the proposed adjustments and the disallowance of such tax credits. The Bank purchased a Guaranty Agreement along with this tax credit investment that unconditionally guarantees the amount of its investment plus associated penalties and interest which we believe would limit the Bank’s exposure to approximately $150,000. The Tax Credit Guaranty Agreement from State Tax Credit Exchange, LLC dated September 10, 2014 was attached to the Company’s September 30, 2018 Form 10-Q as Exhibit 99.

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

As of March 8, 2019, the Company had 658 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. The closing market price for the Company’s common stock was $27.30 on March 8, 2019.

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2018.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Peoples Bancorp of North Carolina, Inc.	100.00	128.22	139.91	184.77	252.86	205.07
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Southeast Bank Index	100.00	112.63	110.87	147.18	182.06	150.42

Source: S&P Global Market Intelligence
© 2019

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1 - 31, 2018	632	$31.99	-	$16,180

February 1 - 28, 2018	199	28.87	-	$16,180

March 1 - 31, 2018	162	27.77	-	$16,180

April 1 - 30, 2018	731	31.40	-	$16,180

May 1 - 31, 2018	132	31.50	-	$16,180

June 1 - 30, 2018	168	32.00	-	$16,180

July 1 - 31, 2018	658	32.60	-	$16,180

August 1 - 31, 2018	115	30.79	-	$16,180

September 1 - 30, 2018	147	30.50	-	$16,180

October 1 - 31, 2018	739	28.77	-	$16,180

November 1 - 30, 2018	129	28.50	-	$16,180

December 1 - 31, 2018	149	29.47	-	$16,180

Total	3,961(1)	$30.74	-

(1) The Company purchased 3,961 shares on the open market in the year ended December 31, 2018 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-24 through A-68 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13). The consolidated financial statements of the Company and supplementary data set forth on pages A-24 through A-68 of the Annual Report are incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

 Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2018, as stated in their report, which is included in Item 8 hereof.

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

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3), (4)	Weighted-average exercise price of outstanding options, warrants and rights (5)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (6), (7)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,526	$24.46	280,933
Equity compensation plans not approved by security holders	-	-	-
Total	29,526	$24.46	280,933

(1)
Includes 16,583 restricted stock units granted on February 19, 2015 (adjusted for the 10% stock dividend paid on December 15, 2017) under the Omnibus Plan. These restricted stock grants vested on February 19, 2019.
(2)
Includes 5,104 restricted stock units granted on February 18, 2016 (adjusted for the 10% stock dividend paid on December 15, 2017) under the Omnibus Plan. These restricted stock grants vest on February 20, 2020.
(3)
Includes 4,144 restricted stock units granted on March 1, 2017 (adjusted for the 10% stock dividend paid on December 15, 2017) under the Omnibus Plan. These restricted stock grants vest on March 1, 2021.
(4)
Includes 3,725 restricted stock units granted on January 24, 2018 under the Omnibus Plan. These restricted stock grants vest on January 24, 2022.
(5)
The exercise price used for the grants of restricted stock units under the Omnibus Plan is $24.46, the closing price for the Company’s stock on December 31, 2018.
(6)
Reflects shares currently reserved for possible issuance under the Omnibus Plan.
(7)
Adjusted for the 10% stock dividend paid on December 15, 2017.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the sections captioned “Indebtedness of and Transactions with Management and Directors” and “Board Leadership Structure and Risk Oversight” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned “Proposal 4 - Ratification of Selection of Independent Registered Public Accounting Firm” contained in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.
Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)
Reports of Independent Registered Public Accounting Firm

(b)
Consolidated Balance Sheets as of December 31, 2018 and 2017

(c)
Consolidated Statements of Earnings for the Years Ended December 31, 2018, 2017 and 2016

(d)
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

(e)
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

(f)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

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

PEOPLES BANCORP OF NORTH CAROLINA, INC. (Registrant)

Date: March 14, 2019	By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 14, 2019
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 14, 2019
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 14, 2019
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 14, 2019
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 14, 2019
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 14, 2019
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 14, 2019
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 14, 2019
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 14, 2019
Larry E. Robinson

/s/ William Gregory Terry	Director	March 14, 2019
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 14, 2019
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 14, 2019
Benjamin I. Zachary