Form 10-Q
period 2019-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2019-05-03
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.5,955,635 shares of common stock, outstanding at April 30, 2019.

INDEX

PART I.
FINANCIAL INFORMATION
		PAGE(S)
Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2019 (Unaudited) and December 31, 2018 (Audited)	3

	Consolidated Statements of Earnings for the three months ended March 31, 2019 and 2018 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2019 and 2018 (Unaudited)	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.
OTHER INFORMATION

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

PART I.
FINANCIAL INFORMATION

Item 1.
Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

(Dollars in thousands)
	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks, including reserve requirements	$35,318	40,553
of $11,214 at 03/31/19 and $8,918 at 12/31/18
Interest-bearing deposits	15,896	2,817
Cash and cash equivalents	51,214	43,370

Investment securities available for sale	184,428	194,578
Other investments	4,329	4,361
Total securities	188,757	198,939

Mortgage loans held for sale	361	680

Loans	823,557	804,023
Less allowance for loan losses	(6,561)	(6,445)
Net loans	816,996	797,578

Premises and equipment, net	18,247	18,450
Cash surrender value of life insurance	16,031	15,936
Other real estate	27	27
Right of use lease asset	4,193	-
Accrued interest receivable and other assets	15,322	18,271
Total assets	$1,111,148	1,093,251

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$310,053	298,817
NOW, MMDA & savings	493,773	475,223
Time, $250,000 or more	20,362	16,239
Other time	83,926	86,934
Total deposits	908,114	877,213

Securities sold under agreements to repurchase	41,231	58,095
Junior subordinated debentures	20,619	20,619
Lease liability	4,193	-
Accrued interest payable and other liabilities	10,407	13,707
Total liabilities	984,564	969,634

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,997,136 shares
at March 31, 2019 and 5,995,256 shares December 31, 2018	62,151	62,096
Retained earnings	62,757	60,535
Accumulated other comprehensive income	1,676	986
Total shareholders' equity	126,584	123,617
Total liabilities and shareholders' equity	$1,111,148	1,093,251

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

	2019	2018
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$10,619	9,069
Interest on due from banks	14	45
Interest on investment securities:
U.S. Government sponsored enterprises	673	606
State and political subdivisions	834	996
Other	43	43
Total interest income	12,183	10,759

Interest expense:
NOW, MMDA & savings deposits	282	176
Time deposits	151	105
FHLB borrowings	46	-
Junior subordinated debentures	226	171
Other	52	15
Total interest expense	757	467
Net interest income	11,426	10,292

Provision for loan losses	178	31
Net interest income after provision for loan losses	11,248	10,261

Non-interest income:
Service charges	1,093	1,024
Other service charges and fees	169	180
Gain on sale of securities	231	-
Mortgage banking income	147	216
Insurance and brokerage commissions	231	182
Appraisal management fee income	862	789
Gain on sale of other real estate	-	6
Miscellaneous	1,387	1,339
Total non-interest income	4,120	3,736

Non-interest expense:
Salaries and employee benefits	5,647	4,962
Occupancy	1,737	1,856
Professional fees	289	380
Advertising	266	241
Debit card expense	227	209
FDIC Insurance	72	83
Appraisal management fee expense	662	592
Other	2,016	1,719
Total non-interest expense	10,916	10,042
Earnings before income taxes	4,452	3,955
Income tax expense	785	652
Net earnings	$3,667	3,303

Basic net earnings per share	$0.61	0.55
Diluted net earnings per share	$0.61	0.55
Cash dividends declared per share	$0.14	0.13

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
	(Unaudited)	(Unaudited)

Net earnings	$3,667	3,303

Other comprehensive income:
Unrealized holding gains (losses) on securities
available for sale	1,126	(2,614)
Reclassification adjustment for gains on
securities available for sale
included in net earnings	(231)	-

Total other comprehensive income (loss),
before income taxes	895	(2,614)

Income tax benefit related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	258	(601)
Reclassification adjustment for gains on sales
of securities available for sale
included in net earnings	(53)	-

Total income tax benefit related to
other comprehensive income	205	(601)

Total other comprehensive income (loss),
net of tax	690	(2,013)

Total comprehensive income	$4,357	1,290

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2018	5,995,256	$62,096	60,535	986	123,617

Common stock repurchase	(5,518)	(152)	-	-	(152)
Cash dividends declared on
common stock	-	-	(1,445)	-	(1,445)
Restricted stock units exercised	7,398	207	-	-	207
Net earnings	-	-	3,667	-	3,667
Change in accumulated other
comprehensive income, net of tax	-	-	-	690	690
Balance, March 31, 2019	5,997,136	$62,151	62,757	1,676	126,584

Balance, December 31, 2017	5,995,256	$62,096	50,286	3,593	115,975

Cash dividends declared on
common stock	-	-	(783)	-	(783)
Net earnings	-	-	3,303	-	3,303
Change in accumulated other
comprehensive income, net of tax	-	-	-	(2,013)	(2,013)
Balance, March 31, 2018	5,995,256	$62,096	52,806	1,580	116,482

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$3,667	3,303
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	942	1,230
Provision for loan losses	178	31
Deferred income taxes	(2)	(3)
Gain on sale of investment securities	(231)	-
Gain on sale of other real estate	-	(6)
Loss on sale of premises and equipment	-	2
Restricted stock expense	110	57
Proceeds from sales of mortgage loans held for sale	6,098	8,530
Origination of mortgage loans held for sale	(5,779)	(8,176)
Change in:
Cash surrender value of life insurance	(95)	(95)
Other assets	2,746	(742)
Other liabilities	(3,203)	(319)
Net cash provided by operating activities	4,431	3,812

Cash flows from investing activities:
Purchases of investment securities available for sale	(7,395)	-
Proceeds from sales, calls and maturities of investment securities
available for sale	15,403	7,630
Proceeds from paydowns of investment securities available for sale	2,871	5,159
Proceeds from paydowns of other investment securities	33	-
Purchases of FHLB stock	(1)	(4)
Net change in loans	(19,596)	(6,146)
Purchases of premises and equipment	(342)	(434)
Proceeds from sale of other real estate and repossessions	-	124
Net cash (used) provided by investing activities	(9,027)	6,329

Cash flows from financing activities:
Net change in deposits	30,901	672
Net change in securities sold under agreement to repurchase	(16,864)	500
Proceeds from FHLB borrowings	82,300	-
Repayments of FHLB borrowings	(82,300)	-
Proceeds from Fed Funds purchased	25,065	850
Repayments of Fed Funds purchased	(25,065)	(850)
Common stock repurchased	(152)	-
Cash dividends paid on common stock	(1,445)	(783)
Net cash provided by financing activities	12,440	389

Net change in cash and cash equivalents	7,844	10,530

Cash and cash equivalents at beginning of period	43,370	57,304

Cash and cash equivalents at end of period	$51,214	67,834

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$737	460
Income taxes	$-	-

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$690	(2,013)
Issuance of accrued restricted stock units	$207	-
Transfers of loans to other real estate and repossessions	$-	62
Initial recognition of lease right-of-use asset and lease liability	$4,193	-
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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2018) are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2018 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 2, 2019 Annual Meeting of Shareholders.

Recent Accounting Pronouncements

The following tables provide a summary of Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has recently adopted.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2014-09: Revenue from Contracts with Customers
Provides guidance on the recognition of revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive.
		January 1, 2018	See section titled "ASU 2014-09" below for a despription of the effect on the Company’s results of operations, financial position and disclosures.
ASU 2016-01: Recognition and Measurement of Financial Assets and Financial Liabilities	Addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs	Amended the requirements related to the income statement presentation of the components of net periodic beneﬁt cost for an entity’s sponsored deﬁned beneﬁt pension and other postretirement plans.	January 1, 2018	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2017-09: Scope of Modification Accounting	Amended the requirements related to changes to the terms or conditions of a share-based payment award.	January 1, 2018	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2017-14: Income Statement—Reporting Comprehensive, Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)	Incorporates into the ASC recent SEC guidance related to revenue recognition.	Effective upon issuance	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-03: Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	Clarifies certain aspects of the guidance issued in ASU 2016-01.	January 1, 2018	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-04: Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update)

Incorporates recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulation.
		Effective upon issuance	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-06: Codification Improvements to Topic 942: Financial Services—Depository and Lending
Eliminates a reference to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges, from the ASC. The Office of the Comptroller of the Currency published the guidance in 1985 but has since rescinded it.
		Effective upon issuance	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2016-02: Leases	Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.	January 1, 2019	See section titled "ASU 2016-02" below for a despription of the effect on the Company’s results of operations, financial position and disclosures.
ASU 2017-08: Premium Amortization on Purchased Callable Debt Securities	Amended the requirements related to the amortization period for certain purchased callable debt securities held at a premium.	January 1, 2019	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-11: Leases (Topic 842): Targeted Improvements	Intended to reduce costs and ease implementation of ASU 2016-02.	January 1, 2019	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-20: Narrow- Scope Improvements for Lessors
Provides narrow-scope improvements for lessors, that provide relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components.
		January 1, 2019	See comments for ASU 2016-02 below.

ASU 2014-09
The Company has applied ASU 2014-09 using a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of ASU 2014-09 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Appraisal management fee income and expense from the Bank’s subsidiary, CBRES, was reported as a net amount prior to March 31, 2018, which was included in miscellaneous non-interest income. This income and expense is now reported on separate line items under non-interest income and non-interest expense. See below for additional information related to revenue generated from contracts with customers.

Revenue and Method of Adoption
The majority of the Company’s revenue is derived primarily from interest income from receivables (loans) and securities. Other revenues are derived from fees received in connection with deposit accounts, investment advisory, and appraisal services. On January 1, 2018, the Company adopted the requirements of ASU 2014-09. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted ASU 2014-09 using the modified retrospective transition approach which does not require restatement of prior periods. The method was selected as there were no material changes in the timing of revenue recognition resulting in no comparability issues with prior periods. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of, and reason for, the change, which is solely a result of the adoption of the required standard. When applying the modified retrospective approach under ASU 2014-09, the Company has elected, as a practical expedient, to apply this approach only to contracts that were not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures involve the Company’s material income streams derived from contracts with customers which are within the scope of ASU 2014-09. Through the Company’s wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of the Company’s customers. The Company receives commissions from this third party investment advisor based on the volume of business that the Company’s customers do with such investment advisor. Total revenue recognized from these contracts was $231,000 and $182,000 for the three months ended March 31, 2019 and 2018, respectively. The Company utilizes third parties to contract with the Company’s customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company’s customers. Total revenue recognized from these contracts with these third parties was $940,000 and $936,000 for the three months ended March 31, 2019 and 2018, respectively. Through the Company’s wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized from these contracts with customers was $156,000 and $143,000 for the three months ended March 31, 2019 and 2018, respectively. Through the Company’s wholly-owned subsidiary, CBRES, the Company provides appraisal management services. Total revenue recognized from these contracts with customers was $862,000 and $789,000 for the three months ended March 31, 2019 and 2018, respectively . Due to the nature of the Company’s relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. The Company’s portfolio of services provided to the Company’s customers consists of over 50,000 active contracts. The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the three months ended March 31, 2019 derived from contracts in which services are transferred at a point in time was approximately $2.1 million. None of the Company’s revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. For the Company’s deposit contracts, this risk is mitigated as the Company generally deducts payments from customers’ accounts as services are rendered. For the Company’s appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

Contract Balances. The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on the balance sheet. Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer. For fee per transaction contracts, the customers are billed as the transactions are processed. The Company has no contracts in which customers are billed in advance for services to be performed. These types of contracts would create contract liabilities or deferred revenue, as the customers pay in advance for services. There are no contract liabilities or accounts receivables balances that are material to the Company’s balance sheet.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASU 2014-09. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Performance obligations are satisfied as the service is provided to the customer at a point in time. There are no significant financing components in the Company’s contracts. Excluding deposit and appraisal service revenues which are primarily billed at a point in time as a fee for services incurred, all other contracts within the scope of ASU 2014-09 contain variable consideration in that fees earned are derived from market values of accounts which determine the amount of consideration to which the Company is entitled. The variability is resolved when the services are provided. The contracts do not include obligations for returns, refunds, or warranties. The contracts are specific to the amounts owed to the Company for services performed during a period should the contracts be terminated.

Significant Judgements. All of the Company’s contracts create performance obligations that are satisfied at a point in time excluding some immaterial deposit revenues. Revenue is recognized as services are billed to the customers. Variable consideration does exist for contracts related to the Company’s contract with its registered investment advisor as some revenues earned pursuant to that contract are based on market values of accounts at the end of the period.

ASU 2016-02
On January 1, 2019, the Company adopted the requirements of ASU 2016-02, Leases (Topic 842). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018- 11, Targeted Improvements. The purpose of Topic 842 is to increase transparency and comparability between organizations that enter into lease agreements. The key difference of Topic 842 from the previous guidance (Topic 840) is the recognition of a right-of-use (ROU) asset  and lease liability on the statement of financial position for those leases previously classified as operating leases under the previous guidance. Topic 842 states that a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company reviewed its material non-real estate contracts to determine if they included a lease and did not note any that would need to be considered under Topic 842. The Company also reviewed equipment leases in the implementation of Topic 842. The Company’s lease agreements in which Topic 842 has been applied are primarily for retail branch real estate properties. These leases have lease terms from less than 12 months to leases with options up to 15 years. Related to lease payment terms, some are fixed payments or based on a fixed annual increase while others are variable and the annual increases are based on market rates or other indexes.

Initially transition from Topic 840 to Topic 842 required a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11, which, among other things, provided an additional transition method that would allow entities to not apply the initial guidance of ASU 2016-02 to the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company chose the transition method of adoption provided by ASU 2018-11, therefore, the Company will apply this standard to all existing leases as of the adoption date of January 1, 2019, recording a ROU asset and a lease liability and a cumulative-effect adjustment to the opening balance of retained earnings (if applicable) in the period of adoption. With this transition method, comparative prior period disclosures will be under the previous accounting guidance for leases (Topic 840). This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.

Topic 842 provides a package of practical expedients in applying the lease standard to be chosen at the date of adoption. The Company has chosen to elect the package of practical expedients provided under ASU 2016-02 whereby it will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company has also chosen not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company will account for lease and non-lease components separately because such amounts are readily determinable under its lease contracts. Additionally, the Company has chosen to elect the use of hindsight, when applicable, in determining the lease term, in assessing the likelihood that a lessee purchase option will be exercised; and in assessing the impairment of ROU assets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determined that all of its leases are classified as operating leases under Topic 842. For operating and finance leases, lease liabilities are initially measured at commencement date based on the present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. For operating and finance leases, ROU assets are measured at the commencement date as the amount of the initial liability, adjusted for lease payments made to the lessor at or before commencement date, minus incentives; and for any initial direct costs incurred by the lessee. Based on the transition method that the Company has chosen to follow, the initial application date of the lease term for all existing leases is January 1, 2019.

For operating leases, after lease commencement, the lease liability is recorded at the present value of the unpaid lease payments discounted at the discount rate for the lease established at the commencement date. Lease expense is determined by the sum of the lease payments to be recognized on a straight-line basis over the lease term. The ROU asset is subsequently amortized as the difference between the straight line lease cost for the period and the periodic accretion of the lease liability. The lease term used for the calculation of the initial operating ROU asset and lease liability will include the initial lease term in addition to one renewal options the Company thinks it is reasonably certain to exercise or incur. Regarding the discount rate, Topic 842 requires that the implicit rate within the lease agreement be used if available. If not available, the Company should use its incremental borrowing rate in effect at the time of the lease commencement date. The Company utilized Federal Home Loan Bank ("FHLB") Atlanta’s Fixed Rate Credit rates for terms consistent with the Company's lease terms.

The Company recorded operating ROU assets and operating lease liabilities of $4.4 million and $4.4 million, respectively at the commencement date of January 1, 2019. The Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of ASU 2016-02 did not have a material impact on the Company’s results of operations, financial position or disclosures.

A director of the Company has a membership interest in a company that leases two branch facilities to the Bank. The Bank’s lease payments for these facilities totaled $58,000 and $57,000 for the three months ended March 31 2019 and 2018, respectively.

The following tables provide a summary of ASU’s issued by the FASB that the Company has not adopted as of March 31, 2019, which may impact the Company’s financial statements.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2016-13: Measurement of Credit Losses on Financial Instruments	Provides guidance to change the accounting for credit losses and modify the impairment model for certain debt securities.	January 1, 2020 Early adoption permitted
The Company will apply this guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is still evaluating the impact of this guidance on its consolidated financial statements. The Company has formed a Current Expected Credit Losses (“CECL”) committee and implemented a model from a third-party vendor for running CECL calculations. The Company is currently developing CECL model assumptions and comparing results to current allowance for loan loss calculations. The Company plans to run parallel calculations leading up to the effective date of this guidance to ensure it is prepared for implementation by the effective date. In addition to the Company’s allowance for loan losses, it will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

ASU 2017-04: Simplifying the Test for Goodwill Impairment	Provides guidance to simplify the accounting related to goodwill impairment.	January 1, 2020	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-13: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)	Updates the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement.	January 1, 2020	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-14: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20)	Updates disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2021	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-15: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)	Reduces complexity of the accounting for costs of implementing a cloud computing service arrangement.	January 1, 2020	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-17: Targeted Improvements to Related Party Guidance for Variable Interest Entities
Amended the Consolidation topic of the ASC for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety.
January 1, 2020 Early adoption permitted
The Company does not intend to adopt this guidance early. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2018-18: Clarifying the Interaction between Topic 808 and Topic 606	Clarifies the interaction between the guidance for certain collaborative arrangements and the new revenue recognition financial accounting and reporting standard.	January 1, 2020 Early adoption permitted
The Company does not intend to adopt this guidance early. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses
Aligns the implementation date of the topic for annual financial statements of nonpublic companies with the implementation date for their interim financial statements. The guidance also clarifies that receivables arising from operating leases are not within the scope of the topic, but rather, should be accounted for in accordance with the leases topic.
	January 1, 2020 Early adoption permitted	See comments for ASU 2016-13 above.

ASU 2018-19: Leases (Topic 842): Codification Improvements
Provides guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard.
	January 1, 2020	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

 (2)
Investment Securities

Investment securities available for sale at March 31, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)
	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$53,390	635	394	53,631
U.S. Government
sponsored enterprises	34,045	138	569	33,614
State and political subdivisions	94,566	2,379	12	96,933
Trust preferred securities	250	-	-	250
Total	$182,251	3,152	975	184,428

(Dollars in thousands)
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$52,145	516	558	52,103
U.S. Government
sponsored enterprises	35,356	71	793	34,634
State and political subdivisions	105,545	2,089	43	107,591
Trust preferred securities	250	-	-	250
Total	$193,296	2,676	1,394	194,578

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2019 and December 31, 2018 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,520	5	17,948	389	19,468	394
U.S. Government
sponsored enterprises	-	-	26,240	569	26,240	569
State and political subdivisions	274	1	1,872	11	2,146	12
Total	$1,794	6	46,060	969	47,854	975

(Dollars in thousands)
	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,932	56	17,670	502	24,602	558
U.S. Government
sponsored enterprises	1,784	69	25,172	724	26,956	793
State and political subdivisions	4,815	26	1,578	17	6,393	43
Total	$13,531	151	44,420	1,243	57,951	1,394

At March 31, 2019, unrealized losses in the investment securities portfolio relating to debt securities totaled $975,000.The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the March 31, 2019 tables above, four out of 113 securities issued by state and political subdivisions contained unrealized losses and 29 out of 47 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2019
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$21,274	21,360
Due from one to five years	63,480	65,011
Due from five to ten years	35,496	35,827
Due after ten years	8,361	8,349
Mortgage-backed securities	53,390	53,631
Trust preferred securities	250	250
Total	$182,251	184,428

Proceeds from sales of securities available for sale during the three months ended March 31, 2019 were $12.3 million and resulted in net gains of $231,000. No securities available for sale were sold during the three months ended March 31, 2018.

Securities with a fair value of approximately $90.2 million and $93.0 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes as required by law.

 (3)
Loans

Major classifications of loans at March 31, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)
	March 31, 2019	December 31, 2018
Real estate loans:
Construction and land development	$95,219	94,178
Single-family residential	255,338	252,983
Single-family residential -
Banco de la Gente non-traditional	33,717	34,261
Commercial	278,619	270,055
Multifamily and farmland	39,106	33,163
Total real estate loans	701,999	684,640

Loans not secured by real estate:
Commercial loans	101,572	97,465
Farm loans	984	926
Consumer loans	8,653	9,165
All other loans	10,349	11,827

Total loans	823,557	804,023

Less allowance for loan losses	6,561	6,445

Total net loans	$816,996	797,578

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of March 31, 2019, construction and land development loans comprised approximately 12% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of March 31, 2019, single-family residential loans comprised approximately 35% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 4% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of March 31, 2019, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of March 31, 2019, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2019 and December 31, 2018:

March 31, 2019 (Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$40	-	40	95,179	95,219	-
Single-family residential	4,331	374	4,705	250,633	255,338	-
Single-family residential -
Banco de la Gente non-traditional	2,903	-	2,903	30,814	33,717	-
Commercial	-	-	-	278,619	278,619	-
Multifamily and farmland	-	-	-	39,106	39,106	-
Total real estate loans	7,274	374	7,648	694,351	701,999	-

Loans not secured by real estate:
Commercial loans	317	12	329	101,243	101,572	-
Farm loans	50	-	50	934	984	-
Consumer loans	99	9	108	8,545	8,653	-
All other loans	-	-	-	10,349	10,349	-
Total loans	$7,740	395	8,135	815,422	823,557	-

December 31, 2018
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$3	-	3	94,175	94,178	-
Single-family residential	4,162	570	4,732	248,251	252,983	-
Single-family residential -
Banco de la Gente non-traditional	4,627	580	5,207	29,054	34,261	-
Commercial	228	-	228	269,827	270,055	-
Multifamily and farmland	-	-	-	33,163	33,163	-
Total real estate loans	9,020	1,150	10,170	674,470	684,640	-

Loans not secured by real estate:
Commercial loans	445	90	535	96,930	97,465	-
Farm loans	-	-	-	926	926	-
Consumer loans	99	4	103	9,062	9,165	-
All other loans	-	-	-	11,827	11,827	-
Total loans	$9,564	1,244	10,808	793,215	804,023	-

The following table presents non-accrual loans as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)
	March 31, 2019	December 31, 2018
Real estate loans:
Construction and land development	$-	1
Single-family residential	1,075	1,530
Single-family residential -
Banco de la Gente non-traditional	1,549	1,440
Commercial	89	244
Multifamily and farmland	-	-
Total real estate loans	2,713	3,215

Loans not secured by real estate:
Commercial loans	75	89
Consumer loans	14	10
Total	$2,802	3,314

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $22.1 million, $22.8 million and $23.8 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Interest income recognized on accruing impaired loans was $342,000, $1.3 million, and $352,000 for the three months ended March 31, 2019, the year ended December 31, 2018 and the three months ended March 31, 2018, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of March 31, 2019:

March 31, 2019
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$275	-	275	275	5	277	4
Single-family residential	4,596	418	3,711	4,129	30	5,090	61
Single-family residential -
Banco de la Gente non-traditional	16,399	-	15,719	15,719	1,026	15,027	252
Commercial	1,754	-	1,749	1,749	1	1,837	23
Multifamily and farmland	-	-	-	-	13	-	-
Total impaired real estate loans	23,024	418	21,454	21,872	1,075	22,231	340

Loans not secured by real estate:
Commercial loans	270	63	47	110	-	100	1
Consumer loans	111	-	107	107	2	110	1
Total impaired loans	$23,405	481	21,608	22,089	1,077	22,441	342

The following table presents impaired loans as of and for the year ended December 31, 2018:

December 31, 2018
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$281	-	279	279	5	327	19
Single-family residential	5,059	422	4,188	4,610	32	6,271	261
Single-family residential -
Banco de la Gente non-traditional	16,424	-	15,776	15,776	1,042	14,619	944
Commercial	1,995	-	1,925	1,925	17	2,171	111
Multifamily and farmland	-	-	-	-	-	-	-
Total impaired real estate loans	23,759	422	22,168	22,590	1,096	23,388	1,335

Loans not secured by real estate:
Commercial loans	251	89	1	90	-	96	-
Consumer loans	116	-	113	113	2	137	7
Total impaired loans	$24,126	511	22,282	22,793	1,098	23,621	1,342

Changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$813	1,325	1,177	1,278	83	626	-	161	982	6,445
Charge-offs	-	(13)	-	-	-	(1)	-	(150)	-	(164)
Recoveries	1	48	-	4	-	6	-	43	-	102
Provision	17	(104)	(3)	10	15	(21)	-	108	156	178
Ending balance	$831	1,256	1,174	1,292	98	610	-	162	1,138	6,561

Allowance for loan losses March 31, 2019
Ending balance: individually
evaluated for impairment	$-	2	1,008	13	-	-	-	-	-	1,023
Ending balance: collectively
evaluated for impairment	831	1,254	166	1,279	98	610	-	162	1,138	5,538
Ending balance	$831	1,256	1,174	1,292	98	610	-	162	1,138	6,561

Loans March 31, 2019:
Ending balance	$95,219	255,338	33,717	278,619	39,106	101,572	984	19,002	-	823,557

Ending balance: individually
evaluated for impairment	$95	1,758	14,127	1,658	-	63	-	-	-	17,701
Ending balance: collectively
evaluated for impairment	$95,124	253,580	19,590	276,961	39,106	101,509	984	19,002	-	805,856

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance	$804	1,812	1,280	1,193	72	574	-	155	476	6,366
Charge-offs	-	-	-	-	(5)	-	-	(101)	-	(106)
Recoveries	1	5	-	4	1	8	-	63	-	82
Provision	(154)	(177)	(15)	101	5	124	-	19	128	31
Ending balance	$651	1,640	1,265	1,298	73	706	-	136	604	6,373

Allowance for loan losses March 31, 2018
Ending balance: individually
evaluated for impairment	$-	-	1,079	12	-	-	-	-	-	1,091
Ending balance: collectively
evaluated for impairment	651	1,640	186	1,286	73	706	-	136	604	5,282
Ending balance	$651	1,640	1,265	1,298	73	706	-	136	604	6,373

Loans March 31, 2018:
Ending balance	$82,046	244,061	36,540	261,636	29,108	89,304	1,095	22,034	-	765,824

Ending balance: individually
evaluated for impairment	$96	1,832	15,190	1,915	-	97	-	-	-	19,130
Ending balance: collectively
evaluated for impairment	$81,950	242,229	21,350	259,721	29,108	89,207	1,095	22,034	-	746,694

The provision for loan losses for the three months ended March 31, 2019 was $178,000, compared to $31,000 for the three months ended March 31, 2018. The increase in the provision for loan losses is primarily attributable to a $57.8 million increase in loans from March 31, 2018 to March 31, 2019.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2019 and December 31, 2018:

March 31, 2019
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$329	5,561	-	-	-	545	-	650	-	7,085
2- High Quality	28,895	127,160	-	24,617	361	19,688	-	2,995	2,064	205,780
3- Good Quality	56,203	96,684	13,373	216,741	34,361	74,164	852	4,467	7,540	504,385
4- Management Attention	6,441	19,531	14,946	34,198	3,819	6,764	132	505	745	87,081
5- Watch	3,199	3,496	2,236	2,974	565	327	-	11	-	12,808
6- Substandard	152	2,906	3,162	89	-	84	-	25	-	6,418
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$95,219	255,338	33,717	278,619	39,106	101,572	984	8,653	10,349	823,557

December 31, 2018
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$504	5,795	-	-	-	605	-	673	-	7,577
2- High Quality	24,594	128,588	-	25,321	395	20,520	-	3,229	2,145	204,792
3- Good Quality	59,549	92,435	13,776	211,541	27,774	69,651	785	4,699	8,932	489,142
4- Management Attention	5,707	19,200	15,012	30,333	3,906	6,325	141	529	750	81,903
5- Watch	3,669	3,761	2,408	2,616	1,088	264	-	18	-	13,824
6- Substandard	155	3,204	3,065	244	-	100	-	17	-	6,785
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$94,178	252,983	34,261	270,055	33,163	97,465	926	9,165	11,827	804,023

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $3.5 million and $4.7 million at March 31, 2019 and December 31, 2018, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was zero and $92,000 in performing loans classified as TDR loans at March 31, 2019 and December 31, 2018, respectively.

There were no new TDR modifications during the three months ended March 31, 2019 and 2018.

There were no loans modified as TDR that defaulted during the three months ended March 31, 2019 and 2018, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)          Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2019 and 2018 is as follows:

For the three months ended March 31, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,667	5,996,488	$0.61
Effect of dilutive securities:
Restricted stock units	-	24,369
Diluted earnings per share	$3,667	6,020,857	$0.61

For the three months ended March 31, 2018
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,303	5,995,256	$0.55
Effect of dilutive securities:
Restricted stock units	-	17,000
Diluted earnings per share	$3,303	6,012,256	$0.55

(5)          Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. A total of 275,643 shares are currently reserved for possible issuance under the Plan. All stock-based rights under the Plan must be granted or awarded by May 7, 2019 (i.e., ten years from the Plan effective date).

The Company granted 32,465 restricted stock units under the Plan at a grant date fair value of $7.18 per share during the first quarter of 2012, of which 5,891 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program under the Troubled Asset Relief Program. In July 2012, the Company granted 5,891 restricted stock units at a grant date fair value of $7.50 per share. The Company granted 29,475 restricted stock units under the Plan at a grant date fair value of $10.82 per share during the second quarter of 2013. The Company granted 23,162 restricted stock units under the Plan at a grant date fair value of $14.27 per share during the first quarter of 2014. The Company granted 16,583 restricted stock units under the Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016, 2017, 2018 and 2019 grants and three years from the grant date for the 2014 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of March 31, 2019, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $284,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $110,000 and $57,000 for the three months ended March 31, 2019 and 2018, respectively.

(6)
Fair Value

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination or issuance. The methods of determining the fair value of assets and liabilities presented in this note are consistent with methodologies disclosed in Note 15 of the Company’s 2018 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU No. 2016-01.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)
	March 31, 2019
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$53,631	-	53,631	-
U.S. Government
sponsored enterprises	$33,614	-	33,614	-
State and political subdivisions	$96,933	-	96,933	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2018
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$52,103	-	52,103	-
U.S. Government
sponsored enterprises	$34,634	-	34,634	-
State and political subdivisions	$107,591	-	107,591	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2019.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at March 31, 2019 and December 31, 2018 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2019	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$361	-	-	361
Impaired loans	$25,074	-	-	25,074
Other real estate	$27	-	-	27

(Dollars in thousands)
	Fair Value Measurements December 31, 2018	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$680	-	-	680
Impaired loans	$21,695	-	-	21,695
Other real estate	$27	-	-	27

(Dollars in thousands)
	Fair Value March 31, 2019	Fair Value December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$361	680	Rate lock commitment	N/A	N/A
Impaired loans	$25,154	21,695	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$27	27	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$51,214	51,214	-	-	51,214
Investment securities available for sale	$184,428	-	184,178	250	184,428
Other investments	$4,329	-	-	4,329	4,329
Mortgage loans held for sale	$361	-	-	361	361
Loans, net	$816,996	-	-	795,070	795,070
Cash surrender value of life insurance	$16,031	-	16,031	-	16,031

Liabilities:
Deposits	$908,114	-	-	888,492	888,492
Securities sold under agreements
to repurchase	$41,231	-	41,231	-	41,231
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$43,370	43,370	-	-	43,370
Investment securities available for sale	$194,578	-	194,328	250	194,578
Other investments	$4,361	-	-	4,361	4,361
Mortgage loans held for sale	$680	-	-	680	680
Loans, net	$797,578	-	-	748,917	748,917
Cash surrender value of life insurance	$15,936	-	15,936	-	15,936

Liabilities:
Deposits	$877,213	-	-	857,999	857,999
Securities sold under agreements
to repurchase	$58,095	-	58,095	-	58,095
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)
Leases

As of March 31, 2019 the Company had operating ROU assets of $4.2 million and operating lease liabilities of $4.2 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and Loan Production Offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by the standard, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of March 31, 2019:

(Dollars in thousands)
March 31, 2019
Operating lease cost:

Operating lease cost	$4,392
Amortization of right-of-use assets	(199)
Interest on lease liability	-
Variable lease cost	-
Total operating lease cost	$4,193

Other information:
Cash paid for amounts included in the measurement of lease liabilities	214
Operating cash flows from operating leases	-
Right-of-use assets obtained in exchange for new finance operating liabilities	-
Weighted-average remaining lease term - operating leases	4.42 years
Weighted-average discount rate - operating leases	2.90%

(Dollars in thousands)
The following table presents lease maturities as of March 31, 2019:
Maturity Analysis of Operating Lease Liabilities:	March 31, 2019
2020	$865
2021	804
2022	728
2023	473
2024	370
Thereafter	1,539
Total	$4,779
Less: Imputed Interest	(586)
Operating Lease Liability	$4,193

(8)
Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued. Management has concluded that there were no material subsequent events.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-24 through A-68 of the Company’s 2018 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 2, 2019 Annual Meeting of Shareholders.

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

Current economic conditions, while not as robust as those experienced in the pre-crisis period from 2004 to 2007, have stabilized such that businesses in our market area are growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity are currently sufficiently stable to allow for reasonable economic growth in our markets.

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate nine times since December 2015 to the Fed Funds rate of 2.50% at March 31, 2019. These increases have had a positive impact on earnings in recent periods and should continue to have a positive impact on the Bank’s net interest income in future periods.

Summary of Significant Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2018 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 2, 2019 Annual Meeting of Shareholders.

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

Results of Operations

Summary. Net earnings were $3.7 million or $0.61 basic and diluted net earnings per share for the three months ended March 31, 2019, compared to $3.3 million or $0.55 basic and diluted net earnings per share for the same period one year ago. The increase in first quarter net earnings is primarily the result of an increase in net interest income and an increase in non-interest income, which were partially offset by an increase in the provision for loan losses and an increase in non-interest expense during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, as discussed below.

The annualized return on average assets was 1.36% for the three months ended March 31, 2019, compared to 1.24% for the same period one year ago, and annualized return on average shareholders’ equity was 11.86% for the three months ended March 31, 2019, compared to 11.49% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $11.4 million for the three months ended March 31, 2019, compared to $10.3 million for the three months ended March 31, 2018. The increase in net interest income was primarily due to a $1.4 million increase in interest income, which was partially offset by a $290,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average outstanding balance of loans and a 0.75% increase in the prime rate since March 31, 2018.

Interest income was $12.2 million for the three months ended March 31, 2019, compared to $10.8 million for the three months ended March 31, 2018. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the quarter ended March 31, 2019, average loans increased $49.5 million to $815.2 million from $765.7 million for the quarter ended March 31, 2018. During the quarter ended March 31, 2019, average investment securities available for sale decreased $27.6 million to $189.8 million from $217.4 million for the quarter ended March 31, 2018. The average yield on loans for the quarters ended March 31, 2019 and 2018 was 5.28% and 4.80%, respectively. The average yield on investment securities available for sale was 3.66% and 3.48% for the quarters ended March 31, 2019 and 2018, respectively. The average yield on earning assets was 4.97% and 4.48% for the quarters ended March 31, 2019 and 2018, respectively.

  Interest expense was $757,000 for the three months ended March 31, 2019, compared to $467,000 for the three months ended March 31, 2018. The increase in interest expense was primarily due to an increase in the cost of funds. The average rate paid on interest-bearing checking and savings accounts was 0.24% and 0.15% for the three months ended March 31, 2019 and 2018, respectively. The average rate paid on certificates of deposit was 0.59% for the three months ended March 31, 2019, compared to 0.35% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.47% for the three months ended March 31, 2019, compared to 0.28% for the same period one year ago. During the quarter ended March 31, 2019, average certificates of deposit decreased $17.1 million to $103.5 million from $120.6 million for the quarter ended March 31, 2018. Average FHLB borrowings increased $6.9 million to $6.9 million for the three months ended March 31, 2019 from zero for the three months ended March 31, 2018.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2019 and 2018. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended March 31, 2019 and 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$815,203	10,619	5.28%	$765,670	9,069	4.80%
Investments - taxable	57,592	466	3.28%	55,672	405	2.95%
Investments - nontaxable*	137,457	1,312	3.86%	164,214	1,510	3.73%
Other	3,058	14	2.12%	12,670	45	1.44%

Total interest-earning assets	1,013,310	12,411	4.97%	998,226	11,029	4.48%

Non-interest earning assets:
Cash and due from banks	33,743			35,869
Allowance for loan losses	(6,429)			(6,367)
Other assets	51,198			53,044

Total assets	$1,091,822			$1,080,772

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$479,927	282	0.24%	$491,883	176	0.15%
Time deposits	103,510	151	0.59%	120,572	105	0.35%
FHLB borrowings	6,893	46	2.71%	-	-	-
Trust preferred securities	20,000	226	4.58%	20,619	171	3.36%
Other	40,238	52	0.51%	39,520	15	0.15%

Total interest-bearing liabilities	650,568	757	0.47%	672,594	467	0.28%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	312,271			288,224
Other liabilities	3,634			3,376
Shareholders' equity	125,349			116,578

Total liabilities and shareholder's equity	$1,091,822			$1,080,772

Net interest spread		$11,654	4.50%		$10,562	4.20%

Net yield on interest-earning assets			4.66%			4.29%

Taxable equivalent adjustment
Investment securities		$228			$270

Net interest income		$11,426			$10,292

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $34.9 million in 2019 and $39.8 million in 2018. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2019 and 2018.

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

	Three months ended March 31, 2019 compared to three months ended March 31, 2018			Three months ended March 31, 2018 compared to three months ended March 31, 2017
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$616	934	1,550	420	368	788
Investments - taxable	15	46	61	(95)	61	(34)
Investments - nontaxable	(250)	49	(201)	(101)	(257)	(358)
Other	(42)	13	(29)	(7)	22	15
Total interest income	339	1,042	1,381	217	194	411

Interest expense:
NOW, MMDA & savings deposits	(6)	112	106	3	41	44
Time deposits	(20)	66	46	(18)	(5)	(23)
FHLB borrowings	23	23	46	(96)	(96)	(192)
Trust preferred securities	(6)	61	55	-	36	36
Other	1	35	36	(1)	5	4
Total interest expense	(8)	297	289	(112)	(19)	(131)
Net interest income	$347	745	1,092	329	213	542

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2019 was $178,000, compared to $31,000 for the three months ended March 31, 2018. The increase in the provision for loan losses is primarily attributable to a $57.7 million increase in loans from March 31, 2018 to March 31, 2019.

Non-Interest Income. Total non-interest income was $4.1 million for the three months ended March 31, 2019, compared to $3.7 million for the three months ended March 31, 2018. The increase in non-interest income is primarily attributable to a $231,000 increase in gains on the sale of securities during the three months ended March 31, 2019, compared to the same period one year ago.

Non-Interest Expense. Total non-interest expense was $10.9 million for the three months ended March 31, 2019, compared to $10.0 million for the three months ended March 31, 2018. The increase in non-interest expense was primarily attributable to a $685,000 increase in salaries and benefits expense, which was primarily due to an increase in the number of full-time equivalent employees and annual salary increases.

Income Taxes. Income tax expense was $785,000 for the three months ended March 31, 2019, compared to $652,000 for the three months ended March 31, 2018. The effective tax rate was 17.63% for the three months ended March 31, 2019, compared to 16.49% for the three months ended March 31, 2018.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $184.4 million at March 31, 2019, compared to $194.6 million at December 31, 2018. Average investment securities available for sale for the three months ended March 31, 2019 were $189.8 million, compared to $209.7 million for the year ended December 31, 2018.

Loans. At March 31, 2019, loans were $823.6 million, compared to $804.0 million at December 31, 2018. Average loans represented 80% and 77% of average earning assets for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

The Company had $361,000 and $680,000 in mortgage loans held for sale as of March 31, 2019 and December 31, 2018, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At March 31, 2019, the Company had $100.5 million in residential mortgage loans, $109.7 million in home equity loans and $394.2 million in commercial mortgage loans, which include $317.7 million secured by commercial property and $76.5 million secured by residential property. Residential mortgage loans include $33.7 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2019, the Company had $95.2 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	45	$9,736	$-
Land acquisition and development - residential purposes	181	18,540	-
1 to 4 family residential construction	145	31,833	-
Commercial construction	20	35,110	-
Total construction and land development	391	$95,219	$-

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $3.5 million and $4.7 million at March 31, 2019 and December 31, 2018, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was zero and $92,000 in performing loans classified as TDR loans at March 31, 2019 and December 31, 2018, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2019 compared to the three-months ended March 31, 2018. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at March 31, 2019 was $6.6 million or 0.80% of total loans, compared to $6.4 million or 0.80% of total loans at December 31, 2018.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2019 and December 31, 2018.

	Percentage of Loans
	By Risk Grade
Risk Grade	3/31/2019	12/31/2018
Risk Grade 1 (Excellent Quality)	0.86%	0.94%
Risk Grade 2 (High Quality)	24.99%	25.47%
Risk Grade 3 (Good Quality)	61.24%	60.84%
Risk Grade 4 (Management Attention)	10.57%	10.19%
Risk Grade 5 (Watch)	1.56%	1.72%
Risk Grade 6 (Substandard)	0.78%	0.84%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2019, including non-accrual loans, there were two relationships exceeding $1.0 million in the Watch risk grade (which totaled $3.2 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $2.8 million at March 31, 2019 or 0.25% of total assets, compared to $3.3 million or 0.31% of total assets at December 31, 2018. Non-accrual loans were $2.8 million at March 31, 2019 and $3.3 million at December 31, 2018. As a percentage of total loans outstanding, non-accrual loans were 0.34% at March 31, 2019, compared to 0.41% at December 31, 2018. Non-accrual loans include $2.7 million in commercial and residential mortgage loans and $89,000 in other loans at March 31, 2019, compared to $3.2 million in commercial and residential mortgage loans, $1,000 in construction and land development loans and $99,000 in other loans at December 31, 2018. The Bank had no loans 90 days past due and still accruing at March 31, 2019 or December 31, 2018. The Bank had $27,000 in other real estate owned at March 31, 2019 and December 31, 2018.

Deposits. Total deposits at March 31, 2019 were $908.1 million compared to $877.2 million at December 31, 2018. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $887.6 million at March 31, 2019, compared to $859.2 million at December 31, 2018.

Borrowed Funds. There were no FHLB borrowings outstanding at March 31, 2019 and December 31, 2018.

Securities sold under agreements to repurchase were $41.2 million at March 31, 2019, compared to $58.1 million at December 31, 2018.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2019 totaled $1.0 billion, exceeding average rate sensitive liabilities of $650.1 million by $362.7 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of March 31, 2019.

Included in the rate sensitive assets are $273.5 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”). The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2019, the Company had $156.9 million in loans with interest rate floors. The floors were in effect on $2.3 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.47% higher than the indexed rate on the promissory notes without interest rate floors.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2019, such unfunded commitments to extend credit were $270.1 million, while commitments in the form of standby letters of credit totaled $3.3 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2019, the Company’s core deposits totaled $887.6 million, or 97.74% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 0.64% as of March 31, 2019.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at March 31, 2019 and December 31, 2018. At March 31, 2019, the carrying value of loans pledged as collateral to the FHLB totaled $148.0 million compared to $140.0 million at December 31, 2018. The remaining availability under the line of credit with the FHLB was $91.6 million at March 31, 2019 compared to $84.9 million at December 31, 2018. The Bank had no borrowings from the FRB at March 31, 2019 or December 31, 2018. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2019, the carrying value of loans pledged as collateral to the FRB totaled $453.0 million compared to $442.6 million at December 31, 2018.

The Bank also had the ability to borrow up to $82.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of March 31, 2019.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 15.48% at March 31, 2019 and 16.09% at December 31, 2018. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2019 and December 31, 2018.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2019 and December 31, 2018 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2019	December 31, 2018
Contractual Cash Obligations
Junior subordinated debentures	$20,619	20,619
Operating lease obligations	4,743	4,940
Total	$25,362	25,559
Other Commitments
Commitments to extend credit	$270,052	268,708
Standby letters of credit and financial guarantees written	3,295	3,651
Income tax credits	755	755
Total	$274,102	273,114

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

Capital Resources. Shareholders’ equity was $126.6 million, or 11.39% of total assets, as of March 31, 2019, compared to $123.6 million, or 11.31% of total assets, as of December 31, 2018.

Annualized return on average equity for the three months ended March 31, 2019 was 11.86%, compared to 11.49% for the three months ended March 31, 2018. Total cash dividends paid on common stock were $1.4 million and $783,000 for the three months ended March 31, 2019 and 2018, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In February of 2019, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $5 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $152,000, or 5,518 shares of its common stock, under this stock repurchase program as of March 31, 2019.

 In 2013, the FRB approved its final rule on the Basel III capital standards, which implement changes to the regulatory capital framework for banking organizations. The Basel III capital standards, which became effective January 1, 2015, include new risk-based capital and leverage ratios, which were phased in from 2015 to 2019. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total risk based capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% (unchanged from previous rules). An additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes beginning on January 1, 2016 and was phased in through 2019 (increasing by 0.625% on January 1, 2016 and each subsequent January 1, until it reached 2.5% on January 1, 2019). This resulted in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained earnings that could be utilized for such actions.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital at March 31, 2019 and December 31, 2018 includes $20.0 million in trust preferred securities. The Company’s Tier 1 capital ratio was 15.63% and 15.46% at March 31, 2019 and December 31, 2018, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.33% and 16.15% at March 31, 2019 and December 31, 2018, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.47% and 13.29% at March 31, 2019 and December 31, 2018, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 13.27% and 13.05% at March 31, 2019 and December 31, 2018, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.83% and 15.21% at March 31, 2019 and December 31, 2018, respectively. The total risk-based capital ratio for the Bank was 15.954% and 15.91% at March 31, 2019 and December 31, 2018, respectively. The Bank’s common equity Tier 1 capital ratio was 14.83% and 15.21% at March 31, 2019 and December 31, 2018, respectively. The Bank’s Tier 1 leverage capital ratio was 12.52% and 12.76% at March 31, 2019 and December 31, 2018, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2019.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Part 7A. of Part II of the Company’s Form 10-K, filed with the SEC on March 14, 2019.

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

PART II.
OTHER INFORMATION

Item 1.
Legal Proceedings

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016. The NCDOR is seeking to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank. The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) is approximately $1.4 million. The Bank disagrees with the NCDOR’s proposed adjustments and the disallowance of certain tax credits, and intends to challenge the proposed adjustments and the disallowance of such tax credits. The Bank purchased a Guaranty Agreement along with this tax credit investment that unconditionally guarantees the amount of its investment plus associated penalties and interest which management believes would limit the Bank’s exposure to approximately $150,000. The Tax Credit Guaranty Agreement from State Tax Credit Exchange, LLC dated September 10, 2014 was attached to the Company’s September 30, 2018 Form 10-Q as Exhibit 99.

Item 1A.
Risk Factors

Not applicable.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2019	-	$-	-	$-

February 1 - 28, 2019	1,047	26.86	5,518	$4,847,977

March 1 - 31, 2019	892	28.49	-	$4,847,977

Total	1,939(1)	$26.86	5,518

(1) The Company purchased 1,939 shares on the open market in the three months ended March 31, 2019 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Company's stock repurchase program.

(3) Reflects dollar value of shares that may yet be purchased under the Company's stock repurchase program , which was funded in February 2019.

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 3, 2019	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

May 3, 2019	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)