Form 10-Q
period 2019-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2019-08-07
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,933,140 shares of common stock, outstanding at July 31, 2019.

INDEX

PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets
June 30, 2019 and December 31, 2018
(Dollars in thousands)

	June 30,	December 31,
Assets	2019 (Unaudited)	2018 (Audited)

Cash and due from banks, including reserve requirements of $12,362 at 06/30/19 and $8,918 at 12/31/18	$38,138	40,553

Interest-bearing deposits	684	2,817
Cash and cash equivalents	38,822	43,370

Investment securities available for sale	188,972	194,578
Other investments	4,296	4,361
Total securities	193,268	198,939

Mortgage loans held for sale	2,309	680

Loans	833,367	804,023
Less allowance for loan losses	(6,541)	(6,445)
Net loans	826,826	797,578

Premises and equipment, net	19,184	18,450
Cash surrender value of life insurance	16,126	15,936
Other real estate	10	27
Right of use lease asset	4,000	-
Accrued interest receivable and other assets	16,027	18,271
Total assets	$1,116,572	1,093,251

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$321,154	298,817
NOW, MMDA & savings	488,461	475,223
Time, $250,000 or more	14,096	16,239
Other time	80,516	86,934
Total deposits	904,227	877,213

Securities sold under agreements to repurchase	47,733	58,095
Junior subordinated debentures	20,619	20,619
Lease liability	4,013	-
Accrued interest payable and other liabilities	10,053	13,707
Total liabilities	986,645	969,634

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,933,140 shares at June 30, 2019 and 5,995,256 shares December 31, 2018	60,390	62,096
Retained earnings	65,738	60,535
Accumulated other comprehensive income	3,799	986
Total shareholders' equity	129,927	123,617
Total liabilities and shareholders' equity	$1,116,572	1,093,251
See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2019 and 2018
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$10,894	9,386	21,513	18,455
Interest on due from banks	35	124	49	169
Interest on investment securities:
U.S. Government sponsored enterprises	641	524	1,314	1,130
State and political subdivisions	760	980	1,594	1,976
Other	45	45	88	88
Total interest income	12,375	11,059	24,558	21,818

Interest expense:
NOW, MMDA & savings deposits	320	186	602	362
Time deposits	171	110	322	215
FHLB borrowings	3	-	49	-
Junior subordinated debentures	220	198	446	369
Other	67	19	119	34
Total interest expense	781	513	1,538	980
Net interest income	11,594	10,546	23,020	20,838

Provision for loan losses	77	231	255	262

Net interest income after provision for loan losses	11,517	10,315	22,765	20,576

Non-interest income:
Service charges	1,138	1,056	2,231	2,080
Other service charges and fees	177	175	346	355
Gain on sale of investment securities	-	50	231	50
Mortgage banking income	311	240	458	456
Insurance and brokerage commissions	205	203	436	385
Appraisal management fee income	1,112	854	1,974	1,643
Gain/(loss) on sale and write-down of other real estate	(17)	(3)	(17)	3
Miscellaneous	1,459	1,441	2,846	2,780
Total non-interest income	4,385	4,016	8,505	7,752

Non-interest expense:
Salaries and employee benefits	5,718	5,385	11,365	10,347
Occupancy	1,811	1,750	3,548	3,606
Professional fees	429	373	718	753
Advertising	275	260	541	501
Debit card expense	239	283	466	492
FDIC Insurance	80	84	152	167
Appraisal management fee expense	864	654	1,526	1,246
Other	1,828	1,771	3,844	3,490
Total non-interest expense	11,244	10,560	22,160	20,602
Earnings before income taxes	4,658	3,771	9,110	7,726

Income tax expense	845	595	1,630	1,247
Net earnings	$3,813	3,176	7,480	6,479

Basic net earnings per share	$0.64	0.53	1.25	1.08
Diluted net earnings per share	$0.64	0.53	1.25	1.08
Cash dividends declared per share	$0.14	0.13	0.28	0.26

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2019 and 2018
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,813	3,176	7,480	6,479

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	2,757	(869)	3,883	(3,483)
Reclassification adjustment for gains on securities available for sale included in net earnings	-	(50)	(231)	(50)

Total other comprehensive income (loss), before income taxes	2,757	(919)	3,652	(3,533)

Income tax expense related to other comprehensive income:

Unrealized holding gains (losses) on securities available for sale	633	(200)	892	(801)
Reclassification adjustment for gains on securities available for sale included in net earnings	-	(11)	(53)	(11)

Total income tax expense related to other comprehensive income (loss)	633	(211)	839	(812)

Total other comprehensive income (loss), net of tax	2,124	(708)	2,813	(2,721)

Total comprehensive income	$5,937	2,468	10,293	3,758

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2019 and 2018
(Dollars in thousands)

				Accumulated Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2018	5,995,256	$62,096	60,535	986	123,617

Common stock repurchase	(5,518)	(152)	-	-	(152)
Cash dividends declared on
common stock	-	-	(1,445)	-	(1,445)
Restricted stock units exercised	7,398	207	-	-	207
Net earnings	-	-	3,667	-	3,667
Change in accumulated other
comprehensive income, net of tax	-	-	-	690	690
Balance, March 31, 2019	5,997,136	62,151	62,757	1,676	126,584

Common stock repurchase	(63,996)	(1,761)	-	-	(1,761)
Cash dividends declared on
common stock	-	-	(832)	-	(832)
Net earnings	-	-	3,813	-	3,813
Change in accumulated other
comprehensive income, net of tax	-	-	-	2,123	2,123
Balance, June 30, 2019	5,933,140	$60,390	65,738	3,799	129,927

Balance, December 31, 2017	5,995,256	$62,096	50,286	3,593	115,975

Cash dividends declared on
common stock	-	-	(783)	-	(783)
Net earnings	-	-	3,303	-	3,303
Change in accumulated other
comprehensive income, net of tax	-	-	-	(2,013)	(2,013)
Balance, March 31, 2018	5,995,256	62,096	52,806	1,580	116,482

Cash dividends declared on
common stock	-	-	(784)	-	(784)
Net earnings	-	-	3,176	-	3,176
Change in accumulated other
comprehensive income, net of tax	-	-	-	(708)	(708)
Balance, June 30, 2018	5,995,256	$62,096	55,198	872	118,166

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018
(Dollars in thousands)

	2019	2018
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$7,480	6,479
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,926	2,418
Right of use lease asset amortization	392	-
Provision for loan losses	255	262
Deferred income taxes	(4)	(7)
Gain on sale of investment securities	(231)	(50)
Gain on sale of other real estate	-	(3)
Write-down of other real estate	17	-
Loss on sale of premises and equipment	-	2
Restricted stock expense	170	139
Proceeds from sales of mortgage loans held for sale	18,572	18,475
Origination of mortgage loans held for sale	(20,201)	(18,289)
Change in:
Cash surrender value of life insurance	(190)	(191)
Other assets	1,409	(1,249)
Other liabilities	(3,996)	(197)
Net cash provided by operating activities	5,599	7,789

Cash flows from investing activities:
Purchases of investment securities available for sale	(21,405)	(17,347)
Proceeds from sales, calls and maturities of investment securities available for sale	23,707	23,384
Proceeds from paydowns of investment securities available for sale	6,354	8,519
Purchases of other investments	-	(2,611)
Proceeds from paydowns on other investments	66	29
Purchases of FHLB stock	(1)	(4)
Net change in loans	(29,503)	(22,044)
Purchases of premises and equipment	(1,827)	(898)
Proceeds from sale of other real estate and repossessions	-	128
Net cash used by investing activities	(22,609)	(10,844)

Cash flows from financing activities:
Net change in deposits	27,014	8,060
Net change in securities sold under agreement to repurchase	(10,362)	8,813
Proceeds from FHLB borrowings	89,000	-
Repayments of FHLB borrowings	(89,000)	-
Proceeds from Fed Funds purchased	74,450	850
Repayments of Fed Funds purchased	(74,450)	(850)
Common stock repurchased	(1,913)	-
Cash dividends paid on common stock	(2,277)	(1,567)
Net cash provided by financing activities	12,462	15,306

Net change in cash and cash equivalents	(4,548)	12,251
Cash and cash equivalents at beginning of period	43,370	57,304
Cash and cash equivalents at end of period	$38,822	69,555

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued
Six Months Ended June 30, 2019 and 2018
(Dollars in thousands)

	2019	2018
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,529	973
Income taxes	$1,616	252

Noncash investing and financing activities:
Change in unrealized gain on investment securities available for sale, net	$2,813	(2,721)
Issuance of accrued restricted stock units	$207	-
Transfers of loans to other real estate and repossessions	$-	97
Initial recognition of lease right of use asset and lease liability	$4,392	-

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

Recently Adopted Accounting Guidance

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

The following disclosures involve the Company’s material income streams derived from contracts with customers which are within the scope of ASU 2014-09. Through the Company’s wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of the Company’s customers. The Company receives commissions from this third party investment advisor based on the volume of business that the Company’s customers do with such investment advisor. Total revenue recognized from these contracts was $435,000 and $384,000 for the six months ended June 30, 2019 and 2018, respectively. The Company utilizes third parties to contract with the Company’s customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company’s customers. Total revenue recognized from these contracts with these third parties was $2.0 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. Through the Company’s wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized from these contracts with customers was $304,000 and $278,000 for the six months ended June 30, 2019 and 2018, respectively. Through the Company’s wholly-owned subsidiary, CBRES, the Company provides appraisal management services. Total revenue recognized from these contracts with customers was $2.0 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. Due to the nature of the Company’s relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. The Company’s portfolio of services provided to the Company’s customers consists of over 50,000 active contracts. The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the six months ended June 30, 2019 derived from contracts in which services are transferred at a point in time was approximately $4.4 million. None of the Company’s revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. For the Company’s deposit contracts, this risk is mitigated as the Company generally deducts payments from customers’ accounts as services are rendered. For the Company’s appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

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

ASU 2016-02
On January 1, 2019, the Company adopted the requirements of ASU 2016-02, Leases (Topic 842). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The purpose of Topic 842 is to increase transparency and comparability between organizations that enter into lease agreements. The key difference of Topic 842 from the previous guidance (Topic 840) is the recognition of a right-of-use ("ROU") asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the previous guidance. Topic 842 states that a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company reviewed its material non-real estate contracts to determine if they included a lease and did not note any that would need to be considered under Topic 842. The Company also reviewed equipment leases in the implementation of Topic 842. The Company’s lease agreements in which Topic 842 has been applied are primarily for retail branch real estate properties. These leases have lease terms from less than 12 months to leases with options up to 15 years. Related to lease payment terms, some are fixed payments or based on a fixed annual increase while others are variable and the annual increases are based on market rates or other indexes.

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

For operating leases, after lease commencement, the lease liability is recorded at the present value of the unpaid lease payments discounted at the discount rate for the lease established at the commencement date. Lease expense is determined by the sum of the lease payments to be recognized on a straight-line basis over the lease term. The ROU asset is subsequently amortized as the difference between the straight line lease cost for the period and the periodic accretion of the lease liability. The lease term used for the calculation of the initial operating ROU asset and lease liability will include the initial lease term in addition to one renewal option the Company thinks it is reasonably certain to exercise or incur. Regarding the discount rate, Topic 842 requires that the implicit rate within the lease agreement be used if available. If not available, the Company should use its incremental borrowing rate in effect at the time of the lease commencement date. The Company utilized Federal Home Loan Bank (“FHLB”) Atlanta’s Fixed Rate Credit rates for terms consistent with the Company’s lease terms.

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

A director of the Company has a membership interest in a company that leases two branch facilities to the Bank. The Bank’s lease payments for these facilities totaled $115,000 for the six months ended June 30, 2019 and 2018.

The following tables provide a summary of ASU’s issued by the FASB that the Company has not adopted as of June 30, 2019, which may impact the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

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
ASU 2019-01: Leases (Topic 842): Codification Improvements
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
ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
Addresses unintended issues accountants flagged when implementing ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.
		January 1, 2020 Early adoption permitted	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2019-05: Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief
Guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.
		January 1, 2020 Early adoption permitted	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(2)
Investment Securities

Investment securities available for sale at June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)
	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$57,988	1,301	170	59,119
U.S. Government
sponsored enterprises	33,211	670	407	33,474
State and political subdivisions	92,589	3,540	-	96,129
Trust preferred securities	250	-	-	250
Total	$184,038	5,511	577	188,972

(Dollars in thousands)
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$52,145	516	558	52,103
U.S. Government
sponsored enterprises	35,356	71	793	34,634
State and political subdivisions	105,545	2,089	43	107,591
Trust preferred securities	250	-	-	250
Total	$193,296	2,676	1,394	194,578

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2019 and December 31, 2018 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,186	6	13,994	164	17,180	170
U.S. Government
sponsored enterprises	-	-	9,146	407	9,146	407
Total	$3,186	6	23,140	571	26,326	577

(Dollars in thousands)
	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,932	56	17,670	502	24,602	558
U.S. Government
sponsored enterprises	1,784	69	25,172	724	26,956	793
State and political subdivisions	4,815	26	1,578	17	6,393	43
Total	$13,531	151	44,420	1,243	57,951	1,394

At June 30, 2019, unrealized losses in the investment securities portfolio relating to debt securities totaled $577,000. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the June 30, 2019 tables above, 20 out of 50 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2019, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2019
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$13,134	13,168
Due from one to five years	64,858	66,959
Due from five to ten years	41,506	43,011
Due after ten years	6,302	6,465
Mortgage-backed securities	57,988	59,119
Trust preferred securities	250	250
Total	$184,038	188,972

No securities available for sale were sold during the three months ended June 30, 2019.  Proceeds from sales of securities available for sale during the three months ended June 30, 2019 were $12.3 million and resulted in net gains of $231,000. Proceeds from sales of securities available for sale during the three and six months ended June 30, 2018 were $14.0 million and resulted in net gains of $50,000.

Securities with a fair value of approximately $89.0 million and $93.0 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)
Loans

Major classifications of loans at June 30, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Real estate loans:
Construction and land development	$86,920	94,178
Single-family residential	264,724	252,983
Single-family residential -
Banco de la Gente non-traditional	32,499	34,261
Commercial	281,895	270,055
Multifamily and farmland	44,065	33,163
Total real estate loans	710,103	684,640

Loans not secured by real estate:
Commercial loans	103,466	97,465
Farm loans	1,060	926
Consumer loans	8,684	9,165
All other loans	10,054	11,827

Total loans	833,367	804,023

Less allowance for loan losses	6,541	6,445

Total net loans	$826,826	797,578

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of June 30, 2019, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of June 30, 2019, single-family residential loans comprised approximately 36% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 4% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of June 30, 2019, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of June 30, 2019, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2019 and December 31, 2018:

June 30, 2019
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$257	-	257	86,663	86,920	-
Single-family residential	2,608	682	3,290	261,434	264,724	-
Single-family residential -
Banco de la Gente non-traditional	827	-	827	31,672	32,499	-
Commercial	324	-	324	281,571	281,895	-
Multifamily and farmland	-	-	-	44,065	44,065	-
Total real estate loans	4,016	682	4,698	705,405	710,103	-

Loans not secured by real estate:
Commercial loans	150	-	150	103,316	103,466	-
Farm loans	-	-	-	1,060	1,060	-
Consumer loans	43	4	47	8,637	8,684	-
All other loans	-	-	-	10,054	10,054	-
Total loans	$4,209	686	4,895	828,472	833,367	-

December 31, 2018
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$3	-	3	94,175	94,178	-
Single-family residential	4,162	570	4,732	248,251	252,983	-
Single-family residential -
Banco de la Gente non-traditional	4,627	580	5,207	29,054	34,261	-
Commercial	228	-	228	269,827	270,055	-
Multifamily and farmland	-	-	-	33,163	33,163	-
Total real estate loans	9,020	1,150	10,170	674,470	684,640	-

Loans not secured by real estate:
Commercial loans	445	90	535	96,930	97,465	-
Farm loans	-	-	-	926	926	-
Consumer loans	99	4	103	9,062	9,165	-
All other loans	-	-	-	11,827	11,827	-
Total loans	$9,564	1,244	10,808	793,215	804,023	-

The following table presents non-accrual loans as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Real estate loans:
Construction and land development	$-	1
Single-family residential	1,224	1,530
Single-family residential -
Banco de la Gente non-traditional	1,616	1,440
Commercial	85	244
Multifamily and farmland	-	-
Total real estate loans	2,925	3,215

Loans not secured by real estate:
Commercial loans	85	89
Consumer loans	17	10
Total	$3,027	3,314

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $21.4 million, $22.8 million and $24.3 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Interest income recognized on accruing impaired loans was $668,000, $1.3 million, and $697,000 for the six months ended June 30, 2019, the year ended December 31, 2018 and the six months ended June 30, 2018, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of June 30, 2019:

June 30, 2019
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$189	-	189	189	5
Single-family residential	4,785	413	3,928	4,341	29
Single-family residential -
Banco de la Gente stated income	15,694	-	14,975	14,975	988
Commercial	1,734	-	1,728	1,728	13
Multifamily and farmland	-	-	-	-	-
Total impaired real estate loans	22,402	413	20,820	21,233	1,035

Loans not secured by real estate:
Commercial loans	280	38	80	118	-
Consumer loans	105	-	101	101	2
Total impaired loans	$22,787	451	21,001	21,452	1,037

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2019 and 2018.

(Dollars in thousands)
	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$232	2	373	5	248	6	341	11
Single-family residential	4,214	57	6,306	66	4,826	118	6,325	135
Single-family residential -
Banco de la Gente stated income	15,347	239	14,841	230	15,010	491	14,981	467
Commercial	1,739	22	2,304	42	1,801	45	2,359	80
Multifamily and farmland	-	-	-	-	-	-	4	-
Total impaired real estate loans	21,532	320	23,824	343	21,885	660	24,010	693

Loans not secured by real estate:
Commercial loans	114	3	98	-	106	4	100	-
Farm loans (non RE)	-	-	-	-	-	-	-	-
Consumer loans	104	2	141	2	107	4	146	4
Total impaired loans	$21,750	325	24,063	345	22,098	668	24,256	697

The following table presents impaired loans as of and for the year ended December 31, 2018:

December 31, 2018
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$281	-	279	279	5	327	19
Single-family residential	5,059	422	4,188	4,610	32	6,271	261
Single-family residential -
Banco de la Gente non-traditional	16,424	-	15,776	15,776	1,042	14,619	944
Commercial	1,995	-	1,925	1,925	17	2,171	111
Total impaired real estate loans	23,759	422	22,168	22,590	1,096	23,388	1,335

Loans not secured by real estate:
Commercial loans	251	89	1	90	-	96	-
Consumer loans	116	-	113	113	2	137	7
Total impaired loans	$24,126	511	22,282	22,793	1,098	23,621	1,342

Changes in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2019:
Allowance for loan losses:
Beginning balance	$813	1,325	1,177	1,278	83	626	-	161	982	6,445
Charge-offs	(21)	(22)	-	-	-	(1)	-	(316)	-	(360)
Recoveries	3	53	-	23	-	14	-	108	-	201
Provision	(32)	(44)	(61)	33	27	(91)	-	208	215	255
Ending balance	$763	1,312	1,116	1,334	110	548	-	161	1,197	6,541

Three months ended June 30, 2019:
Allowance for loan losses:
Beginning balance	$831	1,256	1,174	1,292	98	610	-	162	1,138	6,561
Charge-offs	(21)	(9)	-	-	-	-	-	(166)	-	(196)
Recoveries	2	5	-	19	-	8	-	65	-	99
Provision	(49)	60	(58)	23	12	(70)	-	100	59	77
Ending balance	$763	1,312	1,116	1,334	110	548	-	161	1,197	6,541

Allowance for loan losses at June 30, 2019:
Ending balance: individually
evaluated for impairment	$-	2	970	12	-	-	-	-	-	984
Ending balance: collectively
evaluated for impairment	763	1,310	146	1,322	110	548	-	161	1,197	5,557
Ending balance	$763	1,312	1,116	1,334	110	548	-	161	1,197	6,541

Loans at June 30, 2019:
Ending balance	$86,920	264,724	32,499	281,895	44,065	103,466	1,060	18,738	-	833,367

Ending balance: individually
evaluated for impairment	$11	1,738	13,508	1,643	-	38	-	-	-	16,938
Ending balance: collectively
evaluated for impairment	$86,909	262,986	18,991	280,252	44,065	103,428	1,060	18,738	-	816,429

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Stated Income	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2018:
Allowance for loan losses:
Beginning balance	$804	1,812	1,280	1,193	72	574	-	155	476	6,366
Charge-offs	-	(43)	-	(271)	(5)	(2)	-	(186)	-	(507)
Recoveries	3	27	-	7	1	16	-	102	-	156
Provision	(139)	(158)	(47)	491	4	(1)	-	79	33	262
Ending balance	$668	1,638	1,233	1,420	72	587	-	150	509	6,277

Three months ended June 30, 2018:
Allowance for loan losses:
Beginning balance	$651	1,640	1,265	1,298	73	706	-	136	604	6,373
Charge-offs	-	(43)	-	(271)	-	(2)	-	(85)	-	(401)
Recoveries	1	22	-	4	-	8	-	39	-	74
Provision	16	19	(32)	389	(1)	(125)	-	60	(95)	231
Ending balance	$668	1,638	1,233	1,420	72	587	-	150	509	6,277

Allowance for loan losses at June 30, 2018:
Ending balance: individually
evaluated for impairment	$-	2	1,066	18	-	-	-	-	-	1,086
Ending balance: collectively
evaluated for impairment	668	1,636	167	1,402	72	587	-	150	509	5,191
Ending balance	$668	1,638	1,233	1,420	72	587	-	150	509	6,277

Loans at June 30, 2018:
Ending balance	$79,769	250,620	35,847	269,792	28,667	93,580	1,023	22,586	-	781,884

Ending balance: individually
evaluated for impairment	$95	2,132	14,975	2,103	-	94	-	-	-	19,399
Ending balance: collectively
evaluated for impairment	$79,674	248,488	20,872	267,689	28,667	93,486	1,023	22,586	-	762,485

The provision for loan losses for the three months ended June 30, 2019 was $77,000, compared to $231,000 for the three months ended June 30, 2018. The decrease in the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses in the Company’s Accounting Standards Codification (“ASC”) 450-20 reserve calculation resulting from lower historical loss rates and lower qualitative adjustments for economic conditions and other factors.

The provision for loan losses for the six months ended June 30, 2019 was $255,000, as compared to $262,000 for the six months ended June 30, 2018.

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

              The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2019 and December 31, 2018:

June 30,2019
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$82	7,788	-	-	-	586	-	792	-	9,248
2- High Quality	27,751	131,136	-	23,245	326	23,039	-	2,896	2,063	210,456
3- Good Quality	49,964	100,854	13,094	220,899	39,442	72,668	933	4,521	7,253	509,628
4- Management Attention	6,015	18,695	14,355	34,730	3,739	6,847	127	431	738	85,677
5- Watch	3,041	3,303	2,164	2,936	558	234	-	12	-	12,248
6- Substandard	67	2,948	2,886	85	-	92	-	32	-	6,110
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$86,920	264,724	32,499	281,895	44,065	103,466	1,060	8,684	10,054	833,367

December 31, 2018
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$504	5,795	-	-	-	605	-	673	-	7,577
2- High Quality	24,594	128,588	-	25,321	395	20,520	-	3,229	2,145	204,792
3- Good Quality	59,549	92,435	13,776	211,541	27,774	69,651	785	4,699	8,932	489,142
4- Management Attention	5,707	19,200	15,012	30,333	3,906	6,325	141	529	750	81,903
5- Watch	3,669	3,761	2,408	2,616	1,088	264	-	18	-	13,824
6- Substandard	155	3,204	3,065	244	-	100	-	17	-	6,785
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$94,178	252,983	34,261	270,055	33,163	97,465	926	9,165	11,827	804,023

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.2 million and $4.7 million at June 30, 2019 and December 31, 2018, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was zero and $92,000 in performing loans classified as TDR loans at June 30, 2019 and December 31, 2018, respectively.

There were no new TDR modifications during the three and six months ended June 30, 2019 and 2018.

There were no loans modified as TDR that defaulted during the three and six months ended June 30, 2019 and 2018, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.
The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2019 and 2018 is as follows:

For the three months ended June 30, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,813	5,940,556	$0.64
Effect of dilutive securities:
Restricted stock units	-	24,453
Diluted earnings per share	$3,813	5,965,009	$0.64

For the six months ended June 30, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$7,480	5,968,368	$1.25
Effect of dilutive securities:
Restricted stock units	-	24,412
Diluted earnings per share	$7,480	5,992,780	$1.25

For the three months ended June 30, 2018
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,176	5,995,256	$0.53
Effect of dilutive securities:
Restricted stock units	-	18,917
Diluted earnings per share	$3,176	6,014,173	$0.53

For the six months ended June 30, 2018
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$6,479	5,995,256	$1.08
Effect of dilutive securities:
Restricted stock units	-	17,964
Diluted earnings per share	$6,479	6,013,220	$1.08

(5)
Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. No shares were available for issuance under the Plan at June 30, 2019 as all stock-based rights under the Plan must have been granted or awarded by May 7, 2019 (i.e., ten years from the Plan effective date).

The Company granted 32,465 restricted stock units under the Plan at a grant date fair value of $7.18 per share during the first quarter of 2012, of which 5,891 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program under the Troubled Asset Relief Program. In July 2012, the Company granted 5,891 restricted stock units at a grant date fair value of $7.50 per share. The Company granted 29,475 restricted stock units under the Plan at a grant date fair value of $10.82 per share during the second quarter of 2013. The Company granted 23,162 restricted stock units under the Plan at a grant date fair value of $14.27 per share during the first quarter of 2014. The Company granted 16,583 restricted stock units under the Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016, 2017, 2018 and 2019 grants and three years from the grant date for the 2014 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of June 30, 2019, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $286,000.

The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $170,000 and $139,000 for the six months ended June 30, 2019 and 2018, respectively.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)
	June 30, 2019
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$59,119	-	59,119	-
U.S. Government
sponsored enterprises	$33,474	-	33,474	-
State and political subdivisions	$96,129	-	96,129	-
Trust preferred securities	$250	-	-	250

	December 31, 2018
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$52,103	-	52,103	-
U.S. Government
sponsored enterprises	$34,634	-	34,634	-
State and political subdivisions	$107,591	-	107,591	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended June 30, 2019.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at June 30, 2019 and December 31, 2018 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2019	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$2,309	-	-	2,309
Impaired loans	$20,415	-	-	20,415
Other real estate	$10	-	-	10

(Dollars in thousands)
	Fair Value Measurements December 31, 2018	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$680	-	-	680
Impaired loans	$21,695	-	-	21,695
Other real estate	$27	-	-	27

(Dollars in thousands)
	Fair Value June 30, 2019	Fair Value December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$2,309	680	Rate lock commitment	N/A	N/A
Impaired loans	$20,415	21,695	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$10	27	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$38,822	38,822	-	-	38,822
Investment securities available for sale	$188,972	-	188,722	250	188,972
Other investments	$4,296	-	-	4,296	4,296
Mortgage loans held for sale	$2,309	-	-	2,309	2,309
Loans, net	$826,826	-	-	803,542	803,542
Cash surrender value of life insurance	$16,126	-	16,126	-	16,126

Liabilities:
Deposits	$904,227	-	-	884,712	884,712
Securities sold under agreements
to repurchase	$47,733	-	47,733	-	47,733
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$43,370	43,370	-	-	43,370
Investment securities available for sale	$194,578	-	194,328	250	194,578
Other investments	$4,361	-	-	4,361	4,361
Mortgage loans held for sale	$680	-	-	680	680
Loans, net	$797,578	-	-	748,917	748,917
Cash surrender value of life insurance	$15,936	-	15,936	-	15,936

Liabilities:
Deposits	$877,213	-	-	857,999	857,999
Securities sold under agreements
to repurchase	$58,095	-	58,095	-	58,095
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)
Leases

As of June 30, 2019 the Company had operating ROU assets of $4.0 million and operating lease liabilities of $4.0 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and Loan Production Offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by the standard, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of June 30, 2019.

(Dollars in thousands)
June 30, 2019
Operating lease cost:

Operating lease cost	$4,392
Amortization of right-of-use assets	(392)
Interest on lease liability	-
Variable lease cost	-
Total operating lease cost	$4,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	433
Operating cash flows from operating leases	-
Right-of-use assets obtained in exchange for new finance operating liabilities	-
Weighted-average remaining lease term - operating leases	4.17 years
Weighted-average discount rate - operating leases	2.90%

The following table presents lease maturities as of June 30, 2019.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	June 30, 2019
2020	$850
2021	801
2022	648
2023	452
2024	343
Thereafter	1,466
Total	$4,560
Less: Imputed Interest	(547)
Operating Lease Liability	$4,013

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate nine times since December 2015 to the Fed Funds rate of 2.50% at June 30, 2019. These increases have had a positive impact on earnings in recent periods and should continue to have a positive impact on the Bank’s net interest income in future periods.

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

Results of Operations
Summary. Net earnings were $3.8 million or $0.64 basic and diluted net earnings per share for the three months ended June 30, 2019, compared to $3.2 million or $0.53 basic and diluted net earnings per share for the same period one year ago. The increase in second quarter net earnings is primarily the result of an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, which were partially offset by an increase in non-interest expense during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, as discussed below.

The annualized return on average assets was 1.37% for the three months ended June 30, 2019, compared to 1.16% for the same period one year ago, and annualized return on average shareholders’ equity was 11.96% for the three months ended June 30, 2019, compared to 10.86% for the same period one year ago.

Year-to-date net earnings as of June 30, 2019 were $7.5 million or $1.25 basic and diluted net earnings per share, compared to $6.5 million or $1.08 basic and diluted net earnings per share for the same period one year ago. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income and an increase in non-interest income, which were partially offset by an increase in non-interest expense, as discussed below.

The annualized return on average assets was 1.37% for the six months ended June 30, 2019, as compared to 1.20% for the same period one year ago, and annualized return on average shareholders’ equity was 11.74% for the six months ended June 30, 2019, as compared to 11.02% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $11.6 million for the three months ended June 30, 2019, compared to $10.5 million for the three months ended June 30, 2018. The increase in net interest income was primarily due to a $1.3 million increase in interest income, which was partially offset by a $268,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average outstanding balance of loans and a 0.50% increase in the prime rate since June 30, 2018. The increase in interest expense was primarily due to an increase in interest rates on deposits.

Interest income was $12.4 million for the three months ended June 30, 2019, compared to $11.1 million for the three months ended June 30, 2018. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the quarter ended June 30, 2019, average loans increased $63.8 million to $832.2 million from $768.4 million for the quarter ended June 30, 2018. During the quarter ended June 30, 2019, average investment securities available for sale decreased $24.9 million to $185.2 million from $210.1 million for the quarter ended June 30, 2018. The average yield on loans for the quarters ended June 30, 2019 and 2018 was 5.25% and 4.90%, respectively. The average yield on investment securities available for sale was 3.48% and 3.40% for the quarters ended June 30, 2019 and 2018, respectively. The average yield on earning assets was 4.91% and 4.50% for the quarters ended June 30, 2019 and 2018, respectively.

  Interest expense was $781,000 for the three months ended June 30, 2019, compared to $513,000 for the three months ended June 30, 2018. The increase in interest expense was primarily due to an increase in the cost of funds. The average rate paid on interest-bearing checking and savings accounts was 0.26% and 0.15% for the three months ended June 30, 2019 and 2018, respectively. The average rate paid on certificates of deposit was 0.69% for the three months ended June 30, 2019, compared to 0.39% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.48% for the three months ended June 30, 2019, compared to 0.31% for the same period one year ago. During the quarter ended June 30, 2019, average certificates of deposit decreased $14.1 million to $99.7 million from $113.8 million for the quarter ended June 30, 2018. Average FHLB borrowings increased $551,000 to $551,000 for the three months ended June 30, 2019 from zero for the three months ended June 30, 2018.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2019 and 2018. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended June 30, 2019 and 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Three months ended			Three months ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$832,150	10,894	5.25%	$768,411	9,386	4.90%
Investments - taxable	60,450	472	3.13%	52,853	370	2.81%
Investments - nontaxable*	129,699	1,184	3.66%	161,469	1,445	3.59%
Other	5,422	35	2.59%	27,482	124	1.81%

Total interest-earning assets	1,027,721	12,585	4.91%	1,010,215	11,325	4.50%

Non-interest earning assets:
Cash and due from banks	36,604			44,735
Allowance for loan losses	(6,557)			(6,350)
Other assets	57,112			52,067

Total assets	$1,114,880			$1,100,667

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$489,305	320	0.26%	$489,363	186	0.15%
Time deposits	99,704	171	0.69%	113,790	110	0.39%
FHLB borrowings	551	3	2.18%	-	-	-
Trust preferred securities	20,619	220	4.28%	20,619	198	3.85%
Other	46,074	67	0.58%	43,782	19	0.17%

Total interest-bearing liabilities	656,253	781	0.48%	667,554	513	0.31%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	324,813			312,481
Other liabilities	5,949			3,282
Shareholders' equity	127,865			117,350

Total liabilities and shareholder's equity	$1,114,880			$1,100,667

Net interest spread		$11,804	4.43%		$10,812	4.19%

Net yield on interest-earning assets			4.61%			4.29%

Taxable equivalent adjustment
Investment securities		$210			$266

Net interest income		$11,594			$10,546

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $33.6 million in 2019 and $38.6 million in 2018. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2019 and 2018.

Year-to-date net interest income as of June 30, 2019 was $23.0 million, compared to $20.8 million for the same period one year ago. The increase in net interest income was primarily due to a $2.7 million increase in interest income, which was partially offset by a $558,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average outstanding balance of loans and a 0.50% increase in the prime rate since June 30, 2018. The increase in interest expense was primarily due to an increase in interest rates on deposits. Net interest income after the provision for loan losses was $22.8 million for the six months ended June 30, 2019, compared to $20.6 million for the same period one year ago.

Interest income was $24.6 million for the six months ended June 30, 2019, compared to $21.8 million for the six months ended June 30, 2018. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the six months ended June 30, 2019, average loans increased $56.7 million to $823.7 million from $767.0 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, average investment securities available for sale decreased $26.2 million to $187.5 million from $213.7 million for the six months ended June 30, 2018. The average yield on loans for the six months ended June 30, 2019 and 2018 was 5.27% and 4.85%, respectively. The average yield on investment securities available for sale was 3.58% and 3.44% for the six months ended June 30, 2019 and 2018, respectively. The average yield on earning assets was 4.94% and 4.49% for the six months ended June 30, 2019 and 2018, respectively.

  Interest expense was $1.5 million for the six months ended June 30, 2019, compared to $980,000 for the six months ended June 30, 2018. The increase in interest expense was primarily due to an increase in the cost of funds. The average rate paid on interest-bearing checking and savings accounts was 0.25% and 0.15% for the six months ended June 30, 2019 and 2018, respectively. The average rate paid on certificates of deposit was 0.64% for the six months ended June 30, 2019, compared to 0.37% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.47% for the six months ended June 30, 2019, compared to 0.29% for the same period one year ago. During the six months ended June 30, 2019, average certificates of deposit decreased $15.6 million to $101.6 million from $117.2 million for the six months ended June 30, 2018. Average FHLB borrowings increased $3.7 million to $3.7 million for the six months ended June 30, 2019 from zero for the six months ended June 30, 2018.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2019 and 2018. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the six months ended June 30, 2019 and 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.

	Six months ended			Six months ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$823,723	21,513	5.27%	$767,048	18,455	4.85%
Investments - taxable	59,029	940	3.21%	54,255	775	2.88%
Investments - nontaxable*	133,557	2,489	3.76%	162,834	2,955	3.66%
Other	4,247	49	2.37%	20,116	169	1.69%

Total interest-earning assets	1,020,556	24,991	4.94%	1,004,253	22,354	4.49%

Non-interest earning assets:
Cash and due from banks	35,181			40,327
Allowance for loan losses	(6,493)			(6,359)
Other assets	54,171			52,358

Total assets	$1,103,415			$1,090,579

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$484,642	602	0.25%	$490,616	362	0.15%
Time deposits	101,597	322	0.64%	117,162	215	0.37%
FHLB borrowings	3,704	49	2.67%	-	-	-
Trust preferred securities	20,619	446	4.36%	20,619	369	3.61%
Other	43,171	119	0.56%	41,663	34	0.16%

Total interest-bearing liabilities	653,733	1,538	0.47%	670,060	980	0.29%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	318,575			300,419
Other liabilities	2,597			1,555
Shareholders' equity	128,510			118,545

Total liabilities and shareholder's equity	$1,103,415			$1,090,579

Net interest spread		$23,453	4.47%		$21,374	4.19%

Net yield on interest-earning assets			4.63%			4.29%

Taxable equivalent adjustment
Investment securities		$433			$536

Net interest income		$23,020			$20,838

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $34.3 million in 2019 and $39.2 million in 2018. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2019 and 2018.

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

	Three months ended June 30, 2019 compared to three months ended June 30, 2018			Six months ended June 30, 2019 compared to six months ended June 30, 2018
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$807	701	1,508	1,422	1,636	3,058
Investments - taxable	56	46	102	72	93	165
Investments - nontaxable	(287)	26	(261)	(538)	72	(466)
Other	(121)	32	(89)	(160)	41	(119)
Total interest income	455	805	1,260	796	1,842	2,638

Interest expense:
NOW, MMDA & savings deposits	-	134	134	(6)	246	240
Time deposits	(19)	80	61	(39)	146	107
FHLB borrowings	2	2	4	25	24	49
Trust preferred securities	(6)	28	22	(12)	89	77
Other	2	45	47	3	82	85
Total interest expense	(21)	289	268	(29)	587	558
Net interest income	$476	516	992	825	1,255	2,080

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2019 was $77,000, compared to $231,000 for the three months ended June 30, 2018. The decrease in the provision for loan losses is primarily attributable to a reduction in the required level of the allowance for loan losses in the Company’s ASC 450-20 reserve calculation resulting from lower historical loss rates and lower qualitative adjustments for economic conditions and other factors.

The provision for loan losses for the six months ended June 30, 2019 was $255,000, compared to $262,000 for the six months ended June 30, 2018.

Non-Interest Income. Total non-interest income was $4.4 million for the three months ended June 30, 2019, compared to $4.0 million for the three months ended June 30, 2018. The increase in non-interest income is primarily attributable to a $258,000 increase in appraisal management fee income due to an increase in volume.

Non-interest income was $8.5 million for the six months ended June 30, 2019, compared to $7.8 million for the six months ended June 30, 2018. The increase in non-interest income is primarily attributable to a $331,000 increase in appraisal management fee income due to an increase in volume.

Non-Interest Expense. Total non-interest expense was $11.2 million for the three months ended June 30, 2019, compared to $10.6 million for the three months ended June 30, 2018. The increase in non-interest expense was primarily attributable to a $333,000 increase in salaries and benefits expense, which was primarily due to an increase in the number of full-time equivalent employees and annual salary increases.

Non-interest expense was $22.2 million for the six months ended June 30, 2019, compared to $20.6 million for the six months ended June 30, 2018. The increase in non-interest expense was primarily due to a $1.0 million increase in salaries and benefits expense primarily due to an increase in the number of full-time equivalent employees and annual salary increases.

Income Taxes. Income tax expense was $845,000 for the three months ended June 30, 2019, compared to $595,000 for the three months ended June 30, 2018. The effective tax rate was 18.14% for the three months ended June 30, 2019, compared to 15.78% for the three months ended June 30, 2018. Income tax expense was $1.6 million for the six months ended June 30, 2019, compared to $1.2 million for the six months ended June 30, 2018. The effective tax rate was 17.89% for the six months ended June 30, 2019, compared to 16.14% for the six months ended June 30, 2018.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $189.0 million at June 30, 2019, compared to $194.6 million at December 31, 2018. Average investment securities available for sale for the six months ended June 30, 2019 were $187.5 million, compared to $209.7 million for the year ended December 31, 2018.

Loans. At June 30, 2019, loans were $833.4 million, compared to $804.0 million at December 31, 2018. Average loans represented 81% and 71% of average earning assets for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

The Company had $2.3 million and $680,000 in mortgage loans held for sale as of June 30, 2019 and December 31, 2018, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At June 30, 2019, the Company had $103.4 million in residential mortgage loans, $109.2 million in home equity loans and $407.7 million in commercial mortgage loans, which include $325.5 million secured by commercial property and $82.2 million secured by residential property. Residential mortgage loans include $32.5 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2019, the Company had $86.9 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	42	$9,494	$-
Land acquisition and development - residential purposes	181	18,805	-
1 to 4 family residential construction	122	26,332	-
Commercial construction	19	32,289	-
Total construction and land development	364	$86,920	$-

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.2 million and $4.7 million at June 30, 2019 and December 31, 2018, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was zero and $92,000 in performing loans classified as TDR loans at June 30, 2019 and December 31, 2018, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at June 30, 2019 was $6.5 million or 0.78% of total loans, compared to $6.4 million or 0.80% of total loans at December 31, 2018.

The following table presents the percentage of loans assigned to each risk grade at June 30, 2019 and December 31, 2018.

	Percentage of Loans
	By Risk Grade
Risk Grade	6/30/2019	12/31/2018
Risk Grade 1 (Excellent Quality)	1.11%	0.94%
Risk Grade 2 (High Quality)	25.25%	25.47%
Risk Grade 3 (Good Quality)	61.16%	60.84%
Risk Grade 4 (Management Attention)	10.28%	10.19%
Risk Grade 5 (Watch)	1.47%	1.72%
Risk Grade 6 (Substandard)	0.73%	0.84%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At June 30, 2019, including non-accrual loans, there were two relationships exceeding $1.0 million in the Watch risk grade (which totaled $3.1 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $3.0 million at June 30, 2019 or 0.27% of total assets, compared to $3.3 million or 0.31% of total assets at December 31, 2018. Non-accrual loans were $3.0 million at June 30, 2019 and $3.3 million at December 31, 2018. As a percentage of total loans outstanding, non-accrual loans were 0.36% at June 30, 2019, compared to 0.41% at December 31, 2018. Non-accrual loans include $2.9 million in commercial and residential mortgage loans and $102,000 in other loans at June 30, 2019, compared to $3.2 million in commercial and residential mortgage loans, $1,000 in construction and land development loans and $99,000 in other loans at December 31, 2018. The Bank had no loans 90 days past due and still accruing at June 30, 2019 or December 31, 2018. The Bank had $10,000 in other real estate owned at June 30, 2019, compared to $27,000 at December 31, 2018.

             Deposits. Total deposits at June 30, 2019 were $904.2 million compared to $877.2 million at December 31, 2018. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $889.8 million at June 30, 2019, compared to $859.2 million at December 31, 2018.

Borrowed Funds. There were no FHLB borrowings outstanding at June 30, 2019 and December 31, 2018.

Securities sold under agreements to repurchase were $47.7 million at June 30, 2019, compared to $58.1 million at December 31, 2018.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the six months ended June 30, 2019 totaled $1.0 billion, exceeding average rate sensitive liabilities of $653.1 million by $367.4 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of June 30, 2019.

Included in the rate sensitive assets are $263.2 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”). The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At June 30, 2019, the Company had $153.5 million in loans with interest rate floors. The floors were in effect on $2.3 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.47% higher than the indexed rate on the promissory notes without interest rate floors.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2019, such unfunded commitments to extend credit were $269.0 million, while commitments in the form of standby letters of credit totaled $3.5 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2019, the Company’s core deposits totaled $889.8 million, or 98.41% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 0.26% as of June 30, 2019.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at June 30, 2019 and December 31, 2018. At June 30, 2019, the carrying value of loans pledged as collateral to the FHLB totaled $146.3 million compared to $140.0 million at December 31, 2018. The remaining availability under the line of credit with the FHLB was $90.3 million at June 30, 2019 compared to $84.9 million at December 31, 2018. The Bank had no borrowings from the FRB at June 30, 2019 or December 31, 2018. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At June 30, 2019, the carrying value of loans pledged as collateral to the FRB totaled $448.7 million compared to $442.6 million at December 31, 2018.

The Bank also had the ability to borrow up to $82.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of June 30, 2019.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 14.54% at June 30, 2019 and 16.09% at December 31, 2018. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2019 and December 31, 2018.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of June 30, 2019 and December 31, 2018 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Contractual Cash Obligations
Junior subordinated debentures	$20,619	20,619
Operating lease obligations	4,418	4,318
Total	$25,037	24,937
Other Commitments
Commitments to extend credit	$269,015	268,708
Standby letters of credit and financial guarantees written	3,507	3,651
Commitments to purchase AFS securities	3,073	-
Income tax credits	517	755
Total	$276,112	273,114

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

Capital Resources. Shareholders’ equity was $129.9 million, or 11.64% of total assets, as of June 30, 2019, compared to $123.6 million, or 11.31% of total assets, as of December 31, 2018.

Annualized return on average equity for the six months ended June 30, 2019 was 11.74%, compared to 11.02% for the six months ended June 30, 2018. Total cash dividends paid on common stock were $2.3 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In February of 2019, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $5 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $1.9 million, or 69,514 shares of its common stock, under this stock repurchase program as of June 30, 2019.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital at June 30, 2019 and December 31, 2018 includes $20.0 million in trust preferred securities. The Company’s Tier 1 capital ratio was 15.63% and 15.46% at June 30, 2019 and December 31, 2018, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.33% and 16.15% at June 30, 2019 and December 31, 2018, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.49% and 13.29% at June 30, 2019 and December 31, 2018, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 13.13% and 13.05% at June 30, 2019 and December 31, 2018, respectively.

The Bank’s Tier 1 risk-based capital ratio was 15.05% and 15.21% at June 30, 2019 and December 31, 2018, respectively. The total risk-based capital ratio for the Bank was 15.75% and 15.91% at June 30, 2019 and December 31, 2018, respectively. The Bank’s common equity Tier 1 capital ratio was 15.05% and 15.21% at June 30, 2019 and December 31, 2018, respectively. The Bank’s Tier 1 leverage capital ratio was 12.56% and 12.76% at June 30, 2019 and December 31, 2018, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2019.

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

PART II.
OTHER INFORMATION

Item 1.
Legal Proceedings

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016. The NCDOR is seeking to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank. The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) was approximately $1.4 million. The Bank disagrees with the NCDOR’s proposed adjustments and the disallowance of certain tax credits, and intends to challenge the proposed adjustments and the disallowance of such tax credits.  During the second quarter of 2019, the Bank paid the NCDOR $1.2 million in taxes and interest associated with the proposed adjustments noted above. This payment stopped the accrual of interest during the period while the proposed adjustments and disallowance are being contested, and the NCDOR waived associated penalties. The Bank purchased a Guaranty Agreement along with this tax credit investment that unconditionally guarantees the amount of its investment plus associated penalties and interest which management believes would limit the Bank’s exposure to approximately $125,000. The Tax Credit Guaranty Agreement from State Tax Credit Exchange, LLC dated September 10, 2014 was attached to the Company’s September 30, 2018 Form 10-Q as Exhibit 99.

Item 1A.
Risk Factors

                             Not applicable.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

                ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2019	958	$27.75	41,501	$3,713,337

May 1 - 31, 2019	1,239	27.98	22,495	$3,713,337

June 1 - 30, 2019	652	29.28	-	$3,087,071

Total	2,849(1)	$27.90	63,996

(1) The Company purchased 2,849 shares on the open market in the three months ended June 30, 2019 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

   Exhibit (101)     The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 7, 2019	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

August 7, 2019	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)