Form 10-Q/A
period 2019-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2019-08-07
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed by Peoples Bancorp of North Carolina, Inc. (the “Company”) on August 7, 2019 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to include Exhibit 101, which was inadvertently excluded from the Original Filing.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

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