Form 10-Q
period 2019-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2019-11-06
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Exact name of registrant as specified in its charter)

North Carolina
(State or other jurisdiction of incorporation or organization)

000-27205	56-2132396
(Commission File No.)	(IRS Employer Identification No.)

518 West C Street, Newton, North Carolina	28658
(Address of principal executive offices)	(Zip Code)

(828) 464-5620
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,912,300 shares of common stock, outstanding at October 31, 2019.

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

 PART I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets
September 30, 2019 and December 31, 2018
(Dollars in thousands)

	September 30,	December 31,
Assets	2019	2018
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements of $12,254 at 09/30/19 and $8,918 at 12/31/18	$48,605	40,553
Interest-bearing deposits	80,948	2,817
Cash and cash equivalents	129,553	43,370

Investment securities available for sale	186,263	194,578
Other investments	7,239	4,361
Total securities	193,502	198,939

Mortgage loans held for sale	4,263	680

Loans	845,599	804,023
Less allowance for loan losses	(6,578)	(6,445)
Net loans	839,021	797,578

Premises and equipment, net	18,730	18,450
Cash surrender value of life insurance	16,222	15,936
Other real estate	26	27
Right of use lease asset	3,816	-
Accrued interest receivable and other assets	18,066	18,271
Total assets	$1,223,199	1,093,251

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$339,081	298,817
NOW, MMDA & savings	509,611	475,223
Time, $250,000 or more	33,082	16,239
Other time	79,794	86,934
Total deposits	961,568	877,213

Securities sold under agreements to repurchase	21,927	58,095
FHLB borrowings	70,000	-
Junior subordinated debentures	20,619	20,619
Lease liability	3,835	-
Accrued interest payable and other liabilities	12,567	13,707
Total liabilities	1,090,516	969,634

Commitments

Shareholders' equity:

Series A preferred stock, $1,000 stated value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,912,300 shares at September 30, 2019 and 5,995,256 shares December 31, 2018	59,813	62,096
Retained earnings	68,528	60,535
Accumulated other comprehensive income	4,342	986
Total shareholders' equity	132,683	123,617
Total liabilities and shareholders' equity	$1,223,199	1,093,251

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$11,004	9,907	32,517	28,362
Interest on due from banks	87	86	136	255
Interest on investment securities:
U.S. Government sponsored enterprises	628	591	1,942	1,721
State and political subdivisions	671	974	2,265	2,950
Other	40	50	128	138
Total interest income	12,430	11,608	36,988	33,426

Interest expense:
NOW, MMDA & savings deposits	455	189	1,057	551
Time deposits	259	127	581	342
FHLB borrowings	21	-	70	-
Junior subordinated debentures	210	209	656	578
Other	49	32	168	66
Total interest expense	994	557	2,532	1,537
Net interest income	11,436	11,051	34,456	31,889

Provision for loan losses	422	110	677	372
Net interest income after provision for loan losses	11,014	10,941	33,779	31,517

Non-interest income:
Service charges	1,178	1,083	3,409	3,163
Other service charges and fees	202	173	548	528
Gain (loss) on sale of investment securities	(5)	-	226	50
Mortgage banking income	376	216	834	672
Insurance and brokerage commissions	206	206	642	591
Appraisal management fee income	1,311	799	3,285	2,442
Gain/(loss) on sale and write-down of other real estate	(1)	14	(18)	17
Miscellaneous	1,441	1,424	4,287	4,204
Total non-interest income	4,708	3,915	13,213	11,667

Non-interest expense:
Salaries and employee benefits	5,695	5,519	17,060	15,866
Occupancy	1,861	1,761	5,409	5,367
Professional fees	237	314	955	1,067
Advertising	234	207	775	708
Debit card expense	201	282	667	774
FDIC Insurance	(36)	81	116	248
Appraisal management fee expense	1,012	627	2,538	1,873
Other	2,063	1,911	5,907	5,401
Total non-interest expense	11,267	10,702	33,427	31,304
Earnings before income taxes	4,455	4,154	13,565	11,880
Income tax expense	834	687	2,464	1,934
Net earnings	$3,621	3,467	11,101	9,946

Basic net earnings per share	$0.62	0.58	1.87	1.66
Diluted net earnings per share	$0.61	0.57	1.86	1.65
Cash dividends declared per share	$0.14	0.13	0.42	0.39

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,621	3,467	11,101	9,946

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	701	(1,469)	4,584	(4,951)
Reclassification adjustment for (gains) losses on securities available for sale included in net earnings	5	-	(226)	(50)

Total other comprehensive income (loss), before income taxes	706	(1,469)	4,358	(5,001)

Income tax expense related to other comprehensive income:

Unrealized holding gains (losses) on securities available for sale	161	(338)	1,054	(1,138)
Reclassification adjustment for (gains) losses on securities available for sale included in net earnings	1	-	(52)	(11)

Total income tax expense related to other comprehensive income (loss)	162	(338)	1,002	(1,149)

Total other comprehensive income (loss), net of tax	543	(1,131)	3,356	(3,852)

Total comprehensive income	$4,164	2,336	14,457	6,094

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, June 30, 2019	5,933,140	$60,390	65,738	3,799	129,927
Common stock repurchase	(20,840)	(577)	-	-	(577)
Cash dividends declared on
common stock	-	-	(831)	-	(831)
Net earnings	-	-	3,621	-	3,621
Change in accumulated other
comprehensive income, net of tax	-	-	-	543	543
Balance, September 30, 2019	5,912,300	$59,813	68,528	4,342	132,683

Balance, December 31, 2018	5,995,256	$62,096	60,535	986	123,617
Common stock repurchase	(90,354)	(2,490)	-	-	(2,490)
Cash dividends declared on
common stock	-	-	(3,108)	-	(3,108)
Restricted stock units exercised	7,398	207	-	-	207
Net earnings	-	-	11,101	-	11,101
Change in accumulated other
comprehensive income, net of tax	-	-	-	3,356	3,356
Balance, September 30, 2019	5,912,300	$59,813	68,528	4,342	132,683

Balance, June 30, 2018	5,995,256	$62,096	55,198	872	118,166

Cash dividends declared on
common stock	-	-	(783)	-	(783)
Net earnings	-	-	3,467	-	3,467
Change in accumulated other
comprehensive income, net of tax	-	-	-	(1,131)	(1,131)
Balance, September 30, 2018	5,995,256	$62,096	57,882	(259)	119,719

Balance, December 31, 2017	5,995,256	$62,096	50,286	3,593	115,975
Cash dividends declared on
common stock	-	-	(2,350)	-	(2,350)
Net earnings	-	-	9,946	-	9,946
Change in accumulated other
comprehensive income, net of tax	-	-	-	(3,852)	(3,852)
Balance, September 30, 2018	5,995,256	$62,096	57,882	(259)	119,719

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows
Nine Months Ended Septemer 30, 2019 and 2018
(Dollars in thousands)

	2019	2018
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$11,101	9,946
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,949	3,508
Right of use lease asset amortization	585	-
Provision for loan losses	677	372
Deferred income taxes	(7)	(1,159)
Gain on sale of investment securities	(226)	(50)
Loss (gain) on sale of other real estate	1	(17)
Write-down of other real estate	17	-
Loss on sale of premises and equipment	138	2
Restricted stock expense	201	131
Proceeds from sales of mortgage loans held for sale	34,002	27,209
Origination of mortgage loans held for sale	(37,585)	(28,092)
Change in:
Cash surrender value of life insurance	(286)	(287)
Other assets	(790)	754
Other liabilities	(1,700)	(265)
Net cash provided by operating activities	9,077	12,052

Cash flows from investing activities:
Purchases of investment securities available for sale	(36,515)	(20,218)
Proceeds from sales, calls and maturities of investment securities available for sale	36,700	24,203
Proceeds from paydowns of investment securities available for sale	11,416	12,651
Purchases of other investments	-	(2,611)
Proceeds from paydowns on other investments	132	73
Purchases of FHLB stock	(2,976)	(4)
Net change in loans	(42,146)	(27,500)
Purchases of premises and equipment	(2,800)	(1,307)
Proceeds from sale of premises and equipment	697	-
Proceeds from sale of other real estate and repossessions	9	232
Net cash used by investing activities	(35,483)	(14,481)

Cash flows from financing activities:
Net change in deposits	84,355	(13,493)
Net change in securities sold under agreement to repurchase	(36,168)	18,009
Proceeds from FHLB borrowings	184,500	-
Repayments of FHLB borrowings	(114,500)	-
Proceeds from Fed Funds purchased	100,075	850
Repayments of Fed Funds purchased	(100,075)	(850)
Common stock repurchased	(2,490)	-
Cash dividends paid on common stock	(3,108)	(2,350)
Net cash provided by financing activities	112,589	2,166

Net change in cash and cash equivalents	86,183	(263)

Cash and cash equivalents at beginning of period	43,370	57,304

Cash and cash equivalents at end of period	$129,553	57,041

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued
Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)

	2019	2018
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,510	1,531
Income taxes	$2,463	905

Noncash investing and financing activities:
Change in unrealized gain on investment securities available for sale, net	$3,356	(3,852)
Issuance of accrued restricted stock units	$207	-
Transfers of loans to other real estate and repossessions	$26	97
Initial recognition of lease right of use asset and lease liability	$4,401	-

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
		January 1, 2018	See section titled "ASU 2014-09" below for a description of the effect on the Company’s results of operations, financial position and disclosures.
ASU 2016-01: Recognition and Measurement of Financial Assets and Financial Liabilities	Addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs	Amended the requirements related to the income statement presentation of the components of net periodic beneﬁt cost for an entity’s sponsored deﬁned beneﬁt pension and other postretirement plans.	January 1, 2018	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2017-09: Scope of Modification Accounting	Amended the requirements related to changes to the terms or conditions of a share-based payment award.	January 1, 2018	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2017-14: Income Statement—Reporting Comprehensive, Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)	Incorporates into the ASC recent SEC guidance related to revenue recognition.	Effective upon issuance	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-03: Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	Clarifies certain aspects of the guidance issued in ASU 2016-01.	January 1, 2018	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
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
		Effective upon issuance	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2016-02: Leases	Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.	January 1, 2019	See section titled "ASU 2016-02" below for a description of the effect on the Company’s results of operations, financial position and disclosures.
ASU 2017-08: Premium Amortization on Purchased Callable Debt Securities	Amended the requirements related to the amortization period for certain purchased callable debt securities held at a premium.	January 1, 2019	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-11: Leases (Topic 842): Targeted Improvements	Intended to reduce costs and ease implementation of ASU 2016-02.	January 1, 2019	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-20: Narrow- Scope Improvements for Lessors
Provides narrow-scope improvements for lessors, that provide relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components.
		January 1, 2019	See comments for ASU 2016-02 below.
ASU 2019-07: Codification Updates to SEC Sections	Guidance updated for various Topics of the Accounting Standards Codification to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules.	Effective upon issuance	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

The following disclosures involve the Company’s material income streams derived from contracts with customers which are within the scope of ASU 2014-09. Through the Company’s wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of the Company’s customers. The Company receives commissions from this third party investment advisor based on the volume of business that the Company’s customers do with such investment advisor. Total revenue recognized from these contracts was $641,000 and $590,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company utilizes third parties to contract with the Company’s customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company’s customers. Total revenue recognized from these contracts with these third parties was $3.1 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively. Through the Company’s wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized from these contracts with customers was $500,000 and $422,000 for the nine months ended September 30, 2019 and 2018, respectively. Through the Company’s wholly-owned subsidiary, CBRES, the Company provides appraisal management services. Total revenue recognized from these contracts with customers was $3.3 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively. Due to the nature of the Company’s relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. The Company’s portfolio of services provided to the Company’s customers consists of over 50,000 active contracts. The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the nine months ended September 30, 2019 derived from contracts in which services are transferred at a point in time was approximately $6.7 million. None of the Company’s revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. For the Company’s deposit contracts, this risk is mitigated as the Company generally deducts payments from customers’ accounts as services are rendered. For the Company’s appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

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

ASU 2016-02
On January 1, 2019, the Company adopted the requirements of ASU 2016-02, Leases (Topic 842). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The purpose of Topic 842 is to increase transparency and comparability between organizations that enter into lease agreements. The key difference of Topic 842 from the previous guidance (Topic 840) is the recognition of a right-of-use (“ROU”) asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the previous guidance. Topic 842 states that a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company reviewed its material non-real estate contracts to determine if they included a lease and did not note any that would need to be considered under Topic 842. The Company’s lease agreements in which Topic 842 has been applied are primarily for retail branch real estate properties. These real estate leases have lease terms from less than 12 months to leases with options up to 15 years, and payment terms vary, with some being fixed payments or based on a fixed annual increase while others are variable and the annual increases are based on market rates or other indexes.

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

A director of the Company has a membership interest in a company that leases two branch facilities to the Bank. The Bank’s lease payments for these facilities totaled $173,000 for the nine months ended September 30, 2019 and 2018.

The following tables provide a summary of ASU’s issued by the FASB that the Company has not adopted as of September 30, 2019, which may impact the Company’s financial statements.

Recently Adopted Accounting Guidance

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2016-13: Measurement of Credit Losses on Financial Instruments	Provides guidance to change the accounting for credit losses and modify the impairment model for certain debt securities.
January 1, 2020 Early adoption permitted
On October 16, 2019 the FASB voted to approve a delay in  implementation for smaller reporting companies. Under the delay, the standard would be effective for the Company January 1, 2023.  The delay is pending issuance of a final ASU.

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
		See ASU 2016-13 above.	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures. See ASU 2016-13 above.
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
		See ASU 2016-13 above.	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures. See ASU 2016-13 above.
ASU 2019-05: Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief
Guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.
		See ASU 2016-13 above.	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures. See ASU 2016-13 above.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

 (2)
    Investment Securities

Investment securities available for sale at September 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$69,330	1,534	164	70,700
U.S. Government
sponsored enterprises	28,800	620	302	29,118
State and political subdivisions	82,243	3,952	-	86,195
Trust preferred securities	250	-	-	250
Total	$180,623	6,106	466	186,263

(Dollars in thousands)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$52,145	516	558	52,103
U.S. Government
sponsored enterprises	35,356	71	793	34,634
State and political subdivisions	105,545	2,089	43	107,591
Trust preferred securities	250	-	-	250
Total	$193,296	2,676	1,394	194,578

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2019 and December 31, 2018 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12,273	77	7,689	87	19,962	164
U.S. Government
sponsored enterprises	-	-	6,482	302	6,482	302
Total	$12,273	77	14,171	389	26,444	466

(Dollars in thousands)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,932	56	17,670	502	24,602	558
U.S. Government
sponsored enterprises	1,784	69	25,172	724	26,956	793
State and political subdivisions	4,815	26	1,578	17	6,393	43
Total	$13,531	151	44,420	1,243	57,951	1,394

At September 30, 2019, unrealized losses in the investment securities portfolio relating to debt securities totaled $466,000. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the September 30, 2019 tables above, 17 out of 43 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2019
(Dollars in thousands)

	Amortized Cost	Estimated Fair Value
Due within one year	$8,551	8,506
Due from one to five years	57,481	59,511
Due from five to ten years	39,650	41,658
Due after ten years	5,361	5,638
Mortgage-backed securities	69,330	70,700
Trust preferred securities	250	250
Total	$180,623	186,263

Proceeds from sales of securities available for sale during the three months ended September 30, 2019 were $8.4 million and resulted in net losses of $5,000. Proceeds from sales of securities available for sale during the nine months ended September 30, 2019 were $20.7 million and resulted in net gains of $226,000. No securities available for sal e during the three months ended September 30, 2018.  Proceeds from sales of securities available for sale during the nine months ended September 30, 2018 were $14.0 million and resulted in net gains of $50,000.

Securities with a fair value of approximately $64.3 million and $93.0 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes as required by law.

 (3)
Loans

Major classifications of loans at September 30, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)

	September 30, 2019	December 31, 2018
Real estate loans:
Construction and land development	$95,622	94,178
Single-family residential	269,304	252,983
Single-family residential -
Banco de la Gente non-traditional	31,673	34,261
Commercial	281,607	270,055
Multifamily and farmland	47,266	33,163
Total real estate loans	725,472	684,640

Loans not secured by real estate:
Commercial loans	99,382	97,465
Farm loans	1,101	926
Consumer loans	8,473	9,165
All other loans	11,171	11,827

Total loans	845,599	804,023

Less allowance for loan losses	6,578	6,445

Total net loans	$839,021	797,578

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of September 30, 2019, construction and land development loans comprised approximately 11% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of September 30, 2019, single-family residential loans comprised approximately 36% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 4% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of September 30, 2019, commercial real estate loans comprised approximately 33% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of September 30, 2019, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2019 and December 31, 2018:

September 30, 2019
(Dollars in thousands)

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$123	-	123	95,499	95,622	-
Single-family residential	1,854	189	2,043	267,261	269,304	-
Single-family residential - Banco de la Gente non-traditional	1,568	50	1,618	30,055	31,673	-
Commercial	98	178	276	281,331	281,607	-
Multifamily and farmland	-	-	-	47,266	47,266	-
Total real estate loans	3,643	417	4,060	721,412	725,472	-

Loans not secured by real estate:
Commercial loans	412	-	412	98,970	99,382	-
Farm loans	-	-	-	1,101	1,101	-
Consumer loans	115	4	119	8,354	8,473	-
All other loans	-	-	-	11,171	11,171	-
Total loans	$4,170	421	4,591	841,008	845,599	-

December 31, 2018
(Dollars in thousands)

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$3	-	3	94,175	94,178	-
Single-family residential	4,162	570	4,732	248,251	252,983	-
Single-family residential - Banco de la Gente non-traditional	4,627	580	5,207	29,054	34,261	-
Commercial	228	-	228	269,827	270,055	-
Multifamily and farmland	-	-	-	33,163	33,163	-
Total real estate loans	9,020	1,150	10,170	674,470	684,640	-

Loans not secured by real estate:
Commercial loans	445	90	535	96,930	97,465	-
Farm loans	-	-	-	926	926	-
Consumer loans	99	4	103	9,062	9,165	-
All other loans	-	-	-	11,827	11,827	-
Total loans	$9,564	1,244	10,808	793,215	804,023	-

The following table presents non-accrual loans as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)

	September 30, 2019	December 31, 2018
Real estate loans:
Construction and land development	$-	1
Single-family residential	1,293	1,530
Single-family residential - Banco de la Gente non-traditional	1,559	1,440
Commercial	260	244
Multifamily and farmland	-	-
Total real estate loans	3,112	3,215

Loans not secured by real estate:
Commercial loans	131	89
Consumer loans	15	10
Total	$3,258	3,314

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $21.4 million, $22.8 million and $23.6 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. Interest income recognized on accruing impaired loans was $1.0 million, $1.3 million, and $1.0 million for the nine months ended September 30, 2019, the year ended December 31, 2018 and the nine months ended September 30, 2018, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of September 30, 2019:

September 30, 2019
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$187	-	187	187	5
Single-family residential	4,900	409	4,010	4,419	31
Single-family residential - Banco de la Gente stated income	15,392	-	14,634	14,634	966
Commercial	1,896	-	1,888	1,888	12
Multifamily and farmland	-	-	-	-	-
Total impaired real estate loans	22,375	409	20,719	21,128	1,014

Loans not secured by real estate:
Commercial loans	578	100	88	188	1
Consumer loans	92	-	88	88	1
Total impaired loans	$23,045	509	20,895	21,404	1,016

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2019 and 2018.

(Dollars in thousands)

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$188	3	320	2	232	9	326	14
Single-family residential	4,360	70	6,441	73	4,724	188	6,350	207
Single-family residential - Banco de la Gente stated income	14,805	241	14,602	236	14,916	732	14,851	703
Commercial	1,808	26	2,320	17	1,823	71	2,307	97
Multifamily and farmland	-	-	-	-	-	-	3	-
Total impaired real estate loans	21,161	340	23,683	328	21,695	1,000	23,837	1,021

Loans not secured by real estate:
Commercial loans	153	16	96	-	127	20	99	-
Farm loans (non RE)	-	-	-	-	-	-	-	-
Consumer loans	94	1	144	3	102	5	147	7
Total impaired loans	$21,408	357	23,923	331	21,924	1,025	24,083	1,028

  The following table presents impaired loans as of and for the year ended December 31, 2018:

December 31, 2018
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$281	-	279	279	5	327	19
Single-family residential	5,059	422	4,188	4,610	32	6,271	261
Single-family residential -
Banco de la Gente non-traditional	16,424	-	15,776	15,776	1,042	14,619	944
Commercial	1,995	-	1,925	1,925	17	2,171	111
Total impaired real estate loans	23,759	422	22,168	22,590	1,096	23,388	1,335

Loans not secured by real estate:
Commercial loans	251	89	1	90	-	96	-
Consumer loans	116	-	113	113	2	137	7
Total impaired loans	$24,126	511	22,282	22,793	1,098	23,621	1,342

Changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 were as follows:

(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2019:
Allowance for loan losses:
Beginning balance	$813	1,325	1,177	1,278	83	626	-	161	982	6,445
Charge-offs	(21)	(42)	-	-	-	(389)	-	(459)	-	(911)
Recoveries	44	59	-	27	-	80	-	157	-	367
Provision	(141)	22	(87)	(26)	35	333	-	303	238	677
Ending balance	$695	1,364	1,090	1,279	118	650	-	162	1,220	6,578

Three months ended September 30, 2019:
Allowance for loan losses:
Beginning balance	$763	1,312	1,116	1,334	110	548	-	161	1,197	6,541
Charge-offs	-	(19)	-	-	-	(388)	-	(144)	-	(551)
Recoveries	41	6	-	4	-	66	-	49	-	166
Provision	(109)	65	(26)	(59)	8	424	-	96	23	422
Ending balance	$695	1,364	1,090	1,279	118	650	-	162	1,220	6,578

Allowance for loan losses at September 30, 2019:
Ending balance: individually
evaluated for impairment	$-	2	948	10	-	-	-	-	-	960
Ending balance: collectively
evaluated for impairment	695	1,362	142	1,269	118	650	-	162	1,220	5,618
Ending balance	$695	1,364	1,090	1,279	118	650	-	162	1,220	6,578

Loans at September 30, 2019:
Ending balance	$95,622	269,304	31,673	281,607	47,266	99,382	1,101	19,644	-	845,599

Ending balance: individually
evaluated for impairment	$11	1,719	13,196	1,628	-	100	-	-	-	16,654
Ending balance: collectively
evaluated for impairment	$95,611	267,585	18,477	279,979	47,266	99,282	1,101	19,644	-	828,945

  (Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2018:
Allowance for loan losses:
Beginning balance	$804	1,812	1,280	1,193	72	574	-	155	476	6,366
Charge-offs	(53)	(115)	-	(271)	(5)	(4)	-	(318)	-	(766)
Recoveries	4	55	-	101	1	23	-	139	-	323
Provision	(63)	(293)	(75)	438	10	12	-	182	161	372
Ending balance	$692	1,459	1,205	1,461	78	605	-	158	637	6,295

Three months ended September 30, 2018:
Allowance for loan losses:
Beginning balance	$668	1,638	1,233	1,420	72	587	-	150	509	6,277
Charge-offs	(53)	(73)	-	-	-	(1)	-	(132)	-	(259)
Recoveries	1	28	-	94	-	7	-	37	-	167
Provision	76	(134)	(28)	(53)	6	12	-	103	128	110
Ending balance	$692	1,459	1,205	1,461	78	605	-	158	637	6,295

Allowance for loan losses at September 30, 2018:
Ending balance: individually
evaluated for impairment	$5	2	1,036	12	-	-	-	-	-	1,055
Ending balance: collectively
evaluated for impairment	687	1,457	169	1,449	78	605	-	158	637	5,240
Ending balance	$692	1,459	1,205	1,461	78	605	-	158	637	6,295

Loans at September 30, 2018:
Ending balance	$76,987	249,812	34,742	275,629	31,102	97,085	994	20,373	-	786,724

Ending balance: individually
evaluated for impairment	$98	2,171	14,557	1,879	-	94	-	-	-	18,799
Ending balance: collectively
evaluated for impairment	$76,889	247,641	20,185	273,750	31,102	96,991	994	20,373	-	767,925

The provision for loan losses for the three months ended September 30, 2019 was $422,000, compared to $110,000 for the three months ended September 30, 2018. The increase in the provision for loan losses is primarily attributable to a $58.9 million increase in loans from September 30, 2018 to September 30, 2019 and a $293,000 increase in net charge-offs during the third quarter of 2019 compared to the same period one year ago.

The provision for loan losses for the nine months ended September 30, 2019 was $677,000, compared to $372,000 for the nine months ended September 30, 2018. The increase in the provision for loan losses is primarily attributable to a $58.9 million increase in loans from September 30, 2018 to September 30, 2019 and a $101,000 increase in net charge-offs during the nine months ended September 30, 2019 compared to the same period one year ago.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2019 and December 31, 2018:

September 30, 2019
(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	9,078	-	-	-	632	-	700	-	10,410
2- High Quality	29,679	132,304	-	22,363	291	22,014	-	2,756	1,999	211,406
3- Good Quality	57,270	103,843	12,494	219,509	41,730	69,335	980	4,534	8,441	518,136
4- Management Attention	5,582	17,828	14,213	36,583	4,694	7,033	121	450	731	87,235
5- Watch	3,025	3,261	2,147	2,892	551	231	-	8	-	12,115
6- Substandard	66	2,990	2,819	260	-	137	-	25	-	6,297
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$95,622	269,304	31,673	281,607	47,266	99,382	1,101	8,473	11,171	845,599

December 31, 2018
(Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$504	5,795	-	-	-	605	-	673	-	7,577
2- High Quality	24,594	128,588	-	25,321	395	20,520	-	3,229	2,145	204,792
3- Good Quality	59,549	92,435	13,776	211,541	27,774	69,651	785	4,699	8,932	489,142
4- Management Attention	5,707	19,200	15,012	30,333	3,906	6,325	141	529	750	81,903
5- Watch	3,669	3,761	2,408	2,616	1,088	264	-	18	-	13,824
6- Substandard	155	3,204	3,065	244	-	100	-	17	-	6,785
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$94,178	252,983	34,261	270,055	33,163	97,465	926	9,165	11,827	804,023

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.2 million and $4.7 million at September 30, 2019 and December 31, 2018, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was zero and $92,000 in performing loans classified as TDR loans at September 30, 2019 and December 31, 2018, respectively.

There were no new TDR modifications during the three and nine months ended September 30, 2019.

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

During the nine months ended September 30, 2018, two loans were modified that were considered to be new TDR loans. The interest rates were modified on these TDR loans.

There were no loans modified as TDR that defaulted during the three and nine months ended September 30, 2019 and 2018, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2019 and 2018 is as follows:

For the three months ended September 30, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,621	5,919,322	$0.62
Effect of dilutive securities:
Restricted stock units	-	25,883
Diluted earnings per share	$3,621	5,945,205	$0.61

For the nine months ended September 30, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$11,101	5,951,840	$1.87
Effect of dilutive securities:
Restricted stock units	-	24,908
Diluted earnings per share	$11,101	5,976,748	$1.86

For the three months ended September 30, 2018
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,467	5,995,256	$0.58
Effect of dilutive securities:
Restricted stock units	-	21,445
Diluted earnings per share	$3,467	6,016,701	$0.57

For the nine months ended September 30, 2018
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$9,946	5,995,256	$1.66
Effect of dilutive securities:
Restricted stock units	-	19,137
Diluted earnings per share	$9,946	6,014,393	$1.65

(5)
Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. No shares were available for issuance under the Plan at September 30, 2019 as all stock-based rights under the Plan must have been granted or awarded by May 7, 2019 (i.e., ten years from the Plan effective date).

The Company granted 32,465 restricted stock units under the Plan at a grant date fair value of $7.18 per share during the first quarter of 2012, of which 5,891 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program under the Troubled Asset Relief Program. In July 2012, the Company granted 5,891 restricted stock units at a grant date fair value of $7.50 per share. The Company granted 29,475 restricted stock units under the Plan at a grant date fair value of $10.82 per share during the second quarter of 2013. The Company granted 23,162 restricted stock units under the Plan at a grant date fair value of $14.27 per share during the first quarter of 2014. The Company granted 16,583 restricted stock units under the Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016, 2017, 2018 and 2019 grants and three years from the grant date for the 2014 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of September 30, 2019, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $249,000.

 The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $201,000 and $131,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Deposits
The fair value of demand deposits, interest-bearing demand deposits and savings is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. Deposits are reported in the Level 3 fair value category.

Securities Sold Under Agreements to Repurchase
For securities sold under agreements to repurchase, the carrying value is a reasonable estimate of fair value. Securities sold under agreements to repurchase are reported in the Level 2 fair value category.

FHLB Borrowings
The fair value of FHLB borrowings is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings. FHLB borrowings are reported in the Level 3 fair value category.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)
	September 30, 2019
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$70,700	-	70,700	-
U.S. Government
sponsored enterprises	$29,118	-	29,118	-
State and political subdivisions	$86,195	-	86,195	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2018
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$52,103	-	52,103	-
U.S. Government
sponsored enterprises	$34,634	-	34,634	-
State and political subdivisions	$107,591	-	107,591	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2019.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at September 30, 2019 and December 31, 2018 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2019	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$4,263	-	-	4,263
Impaired loans	$20,388	-	-	20,388
Other real estate	$26	-	-	26

(Dollars in thousands)
	Fair Value Measurements December 31, 2018	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$680	-	-	680
Impaired loans	$21,695	-	-	21,695
Other real estate	$27	-	-	27

(Dollars in thousands)
	Fair Value September 30, 2019	Fair Value December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$4,263	680	Rate lock commitment	N/A	N/A
Impaired loans	$20,388	21,695	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$26	27	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at September 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$129,553	129,553	-	-	129,553
Investment securities available for sale	$186,263	-	186,013	250	186,263
Other investments	$7,239	-	-	7,239	7,239
Mortgage loans held for sale	$4,263	-	-	4,263	4,263
Loans, net	$839,021	-	-	816,260	816,260
Cash surrender value of life insurance	$16,222	-	16,222	-	16,222

Liabilities:
Deposits	$961,568	-	-	949,309	949,309
Securities sold under agreements
to repurchase	$21,927	-	21,927	-	21,927
FHLB borrowings	$70,000	-	-	70,555	70,555
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(Dollars in thousands)
		Fair Value Measurements at December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$43,370	43,370	-	-	43,370
Investment securities available for sale	$194,578	-	194,328	250	194,578
Other investments	$4,361	-	-	4,361	4,361
Mortgage loans held for sale	$680	-	-	680	680
Loans, net	$797,578	-	-	748,917	748,917
Cash surrender value of life insurance	$15,936	-	15,936	-	15,936

Liabilities:
Deposits	$877,213	-	-	857,999	857,999
Securities sold under agreements
to repurchase	$58,095	-	58,095	-	58,095
Junior subordinated debentures	$20,619	-	20,619	-	20,619

(7)
Leases

As of September 30, 2019 the Company had operating ROU assets of $3.8 million and operating lease liabilities of $3.8 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by the standard, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of September 30, 2019.

(Dollars in thousands)
September 30, 2019

Operating lease cost	$3,816

Other information:
Cash paid for amounts included in the measurement of lease liabilities	650
Operating cash flows from operating leases	-
Right-of-use assets obtained in exchange for new finance operating liabilities	9
Weighted-average remaining lease term - operating leases	4
Weighted-average discount rate - operating leases	2.88%

The following table presents lease maturities as of September 30, 2019.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	September 30, 2019
2020	$841
2021	803
2022	569
2023	424
2024	346
Thereafter	1,369
Total	$4,352
Less: Imputed Interest	(517)
Operating Lease Liability	$3,835

(8)
Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued. Management has concluded that there were no material subsequent events other than the event noted below.

On October 17, 2019 the Board of Directors of the Company approved a $5 million redemption of the Company's outstanding trust preferred securities in December 2019. Notification of this redemption was sent to the Trustee on October 31, 2019. Security holders will be notified at least 30 days prior to the redemption date.

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

The Federal Reserve maintained the Federal Funds rate at 0.25% from December 2008 to December 2015 before increasing the Fed Funds rate nine times since December 2015 to the Fed Funds rate of 2.50% at June 30, 2019. Those increases had a positive impact on earnings in recent periods. The Fed Funds rate decreased 0.25% two times during the third quarter of 2019 to a rate of 2.00% at September 30, 2019. These recent Fed Funds rate reductions are expected to have a negative impact on the Bank’s net interest income in future periods.

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

Results of Operations

Summary. Net earnings were $3.6 million or $0.62 basic net earnings per share and $0.61 diluted net earnings per share for the three months ended September 30, 2019, compared to $3.5 million or $0.58 basic net earnings per share and $0.57 diluted net earnings per share for the same period one year ago. The increase in third quarter net earnings is primarily attributable to an increase in net interest income and an increase in non-interest income, which were partially offset by an increase in the provision for loan losses and an increase in non-interest expense during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, as discussed below.

The annualized return on average assets was 1.26% for the three months ended September 30, 2019, compared to 1.25% for the same period one year ago, and annualized return on average shareholders’ equity was 10.89% for the three months ended September 30, 2019, compared to 11.49% for the same period one year ago.

Year-to-date net earnings as of September 30, 2019 were $11.1 million or $1.87 basic net earnings per share and $1.86 diluted net earnings per share, compared to $9.9 million or $1.66 basic net earnings per share and $1.65 diluted net earnings per share for the same period one year ago. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income and an increase in non-interest income, which were partially offset by an increase in the provision for loan losses and an increase in non-interest expense, as discussed below.

The annualized return on average assets was 1.32% for the nine months ended September 30, 2019, as compared to 1.21% for the same period one year ago, and annualized return on average shareholders’ equity was 11.24% for the nine months ended September 30, 2019, as compared to 10.97% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $11.4 million for the three months ended September 30, 2019, compared to $11.1 million for the three months ended September 30, 2018. The increase in net interest income was primarily due to an $822,000 increase in interest income, which was partially offset by a $437,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average outstanding balance of loans and a higher average prime rate during the third quarter of 2019, compared to the same period one year ago. The increase in interest expense was primarily due to an increase in interest rates on deposits.

Interest income was $12.4 million for the three months ended September 30, 2019, compared to $11.6 million for the three months ended September 30, 2018. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the quarter ended September 30, 2019, average loans increased $58.9 million to $840.5 million from $781.6 million for the quarter ended September 30, 2018. During the quarter ended September 30, 2019, average investment securities available for sale decreased $28.8 million to $180.4 million from $209.2 million for the quarter ended September 30, 2018. The average yield on loans for the quarters ended September 30, 2019 and 2018 was 5.19% and 5.03%, respectively. The average yield on investment securities available for sale was 3.29% and 3.52% for the quarters ended September 30, 2019 and 2018, respectively. The average yield on earning assets was 4.79% and 4.65% for the quarters ended September 30, 2019 and 2018, respectively.

  Interest expense was $994,000 for the three months ended September 30, 2019, compared to $557,000 for the three months ended September 30, 2018. The increase in interest expense was primarily due to an increase in the cost of funds. The average rate paid on interest-bearing checking and savings accounts was 0.36% and 0.16% for the three months ended September 30, 2019 and 2018, respectively. The average rate paid on certificates of deposit was 0.97% for the three months ended September 30, 2019, compared to 0.46% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.60% for the three months ended September 30, 2019, compared to 0.33% for the same period one year ago. During the quarter ended September 30, 2019, average certificates of deposit decreased $3.8 million to $106.4 million from $110.2 million for the quarter ended September 30, 2018. Average FHLB borrowings increased $6.7 million to $6.7 million for the three months ended September 30, 2019 from zero for the three months ended September 30, 2018.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2019 and 2018. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended September 30, 2019 and 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$840,523	11,004	5.19%	$781,596	9,907	5.03%
Investments - taxable	68,527	517	2.99%	54,045	404	2.97%
Investments - nontaxable*	117,140	1,004	3.40%	160,203	1,472	3.65%
Other	17,969	87	1.90%	17,103	86	2.04%

Total interest-earning assets	1,044,159	12,612	4.79%	1,012,947	11,869	4.65%

Non-interest earning assets:
Cash and due from banks	40,415			46,124
Allowance for loan losses	(6,440)			(6,263)
Other assets	61,122			51,233

Total assets	$1,139,256			$1,104,041

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$495,992	455	0.36%	$481,835	189	0.16%
Time deposits	106,366	259	0.97%	110,163	127	0.46%
FHLB borrowings	6,659	21	1.19%	-	-	-
Trust preferred securities	20,619	210	4.04%	20,619	209	4.02%
Other	32,773	49	0.61%	51,477	32	0.25%

Total interest-bearing liabilities	662,409	994	0.60%	664,094	557	0.33%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	336,896			315,537
Other liabilities	8,051			4,700
Shareholders' equity	131,900			119,710

Total liabilities and shareholder's equity	$1,139,256			$1,104,041

Net interest spread		$11,618	4.19%		$11,312	4.32%

Net yield on interest-earning assets			4.41%			4.43%

Taxable equivalent adjustment
Investment securities		$182			$261

Net interest income		$11,436			$11,051

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $31.2 million in 2019 and $37.8 million in 2018. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2019 and 2018.

  Year-to-date net interest income as of September 30, 2019 was $34.5 million, compared to $31.9 million for the same period one year ago. The increase in net interest income was primarily due to a $3.6 million increase in interest income, which was partially offset by a $995,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average outstanding balance of loans and a higher average prime rate during the nine months ended September 30 2019, compared to the same period one year ago. The increase in interest expense was primarily due to an increase in interest rates on deposits.

Interest income was $37.0 million for the nine months ended September 30, 2019, compared to $33.4 million for the nine months ended September 30, 2018. The increase in interest income was primarily due to an increase in interest income on loans, which was partially offset by a decrease in interest income on investment securities. During the nine months ended September 30, 2019, average loans increased $57.4 million to $829.4 million from $772.0 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, average investment securities available for sale decreased $27.1 million to $185.1 million from $212.2 million for the nine months ended September 30, 2018. The average yield on loans for the nine months ended September 30, 2019 and 2018 was 5.24% and 4.91%, respectively. The average yield on investment securities available for sale was 3.48% and 3.47% for the nine months ended September 30, 2019 and 2018, respectively. The average yield on earning assets was 4.89% and 4.54% for the nine months ended September 30, 2019 and 2018, respectively.

Interest expense was $2.5 million for the nine months ended September 30, 2019, compared to $1.5 million for the nine months ended September 30, 2018. The increase in interest expense was primarily due to an increase in the cost of funds. The average rate paid on interest-bearing checking and savings accounts was 0.29% and 0.15% for the nine months ended September 30, 2019 and 2018, respectively. The average rate paid on certificates of deposit was 0.75% for the nine months ended September 30, 2019, compared to 0.40% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.52% for the nine months ended September 30, 2019, compared to 0.31% for the same period one year ago. During the nine months ended September 30, 2019, average certificates of deposit decreased $11.6 million to $103.2 million from $114.8 million for the nine months ended September 30, 2018. Average FHLB borrowings increased $4.7 million to $4.7 million for the nine months ended September 30, 2019 from zero for the nine months ended September 30, 2018.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2019 and 2018. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2019 and 2018 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Nine months ended			Nine months ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$829,385	32,517	5.24%	$771,951	28,362	4.91%
Investments - taxable	62,230	1,457	3.13%	54,184	1,181	2.91%
Investments - nontaxable*	128,024	3,493	3.65%	161,947	4,428	3.66%
Other	8,934	136	2.04%	19,101	255	1.78%

Total interest-earning assets	1,028,573	37,603	4.89%	1,007,183	34,226	4.54%

Non-interest earning assets:
Cash and due from banks	36,882			42,281
Allowance for loan losses	(6,475)			(6,326)
Other assets	63,246			52,117

Total assets	$1,122,226			$1,095,255

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$488,467	1,057	0.29%	$487,657	551	0.15%
Time deposits	103,204	581	0.75%	114,803	342	0.40%
FHLB borrowings	4,700	70	1.99%	-	-	-
Trust preferred securities	20,619	656	4.25%	20,619	578	3.75%
Other	39,666	168	0.57%	44,970	66	0.20%

Total interest-bearing liabilities	656,656	2,532	0.52%	668,049	1,537	0.31%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	324,749			305,514
Other liabilities	8,768			455
Shareholders' equity	132,053			121,237

Total liabilities and shareholder's equity	$1,122,226			$1,095,255

Net interest spread		$35,071	4.37%		$32,689	4.24%

Net yield on interest-earning assets			4.56%			4.34%

Taxable equivalent adjustment
Investment securities		$615			$800

Net interest income		$34,456			$31,889

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $33.2 million in 2019 and $38.7 million in 2018. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2019 and 2018.

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

	Three months ended September 30, 2019 compared to three months ended September 30, 2018			Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$759	338	1,097	2,181	1,974	4,155
Investments - taxable	109	4	113	182	94	276
Investments - nontaxable	(382)	(86)	(468)	(927)	(8)	(935)
Other	4	(6)	(2)	(145)	26	(119)
Total interest income	490	250	740	1,291	2,086	3,377

Interest expense:
NOW, MMDA & savings deposits	9	257	266	1	505	506
Time deposits	(7)	139	132	(50)	289	239
FHLB borrowings	10	10	20	35	35	70
Trust preferred securities	-	1	1	-	78	78
Other	(20)	38	18	(15)	117	102
Total interest expense	(8)	445	437	(29)	1,024	995
Net interest income	$498	(195)	303	1,320	1,062	2,382

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2019 was $422,000, compared to $110,000 for the three months ended September 30, 2018. The increase in the provision for loan losses is primarily attributable to a $58.9 million increase in loans from September 30, 2018 to September 30, 2019 and a $293,000 increase in net charge-offs during the third quarter of 2019 compared to the same period a year ago.

The provision for loan losses for the nine months ended September 30, 2019 was $677,000, compared to $372,000 for the nine months ended September 30, 2018. The increase in the provision for loan losses is primarily attributable to a $58.9 million increase in loans from September 30, 2018 to September 30, 2019 and a $101,000 increase in net charge-offs during the nine months ended September 30, 2019 compared to the same period one year ago.

Non-Interest Income. Total non-interest income was $4.7 million for the three months ended September 30, 2019, compared to $3.9 million for the three months ended September 30, 2018. The increase in non-interest income is primarily attributable to a $512,000 increase in appraisal management fee income due to an increase in the volume of appraisals.

Non-interest income was $13.2 million for the nine months ended September 30, 2019, compared to $11.7 million for the nine months ended September 30, 2018. The increase in non-interest income is primarily attributable to an $843,000 increase in appraisal management fee income due to an increase in the volume of appraisals.

Non-Interest Expense. Total non-interest expense was $11.3 million for the three months ended September 30, 2019, compared to $10.7 million for the three months ended September 30, 2018. The increase in non-interest expense was primarily attributable to a $385,000 increase in appraisal management fee expense due to an increase in the volume of appraisals and a $176,000 increase in salaries and benefits expense, which was primarily due to an increase in the number of full-time equivalent employees and annual salary increases.

Non-interest expense was $33.4 million for the nine months ended September 30, 2019, compared to $31.3 million for the nine months ended September 30, 2018. The increase in non-interest expense was primarily due to a $665,000 increase in appraisal management fee expense due to an increase in the volume of appraisals and a $1.2 million increase in salaries and benefits expense primarily due to an increase in the number of full-time equivalent employees and annual salary increases.

Income Taxes. Income tax expense was $834,000 for the three months ended September 30, 2019, compared to $687,000 for the three months ended September 30, 2018. The effective tax rate was 18.72% for the three months ended September 30, 2019, compared to 16.54% for the three months ended September 30, 2018. Income tax expense was $2.5 million for the nine months ended September 30, 2019, compared to $1.9 million for the nine months ended September 30, 2018. The effective tax rate was 18.16% for the nine months ended September 30, 2019, compared to 16.28% for the nine months ended September 30, 2018.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $186.3 million at September 30, 2019, compared to $194.6 million at December 31, 2018. Average investment securities available for sale for the nine months ended September 30, 2019 were $180.4 million, compared to $209.7 million for the year ended December 31, 2018.

Loans. At September 30, 2019, loans were $845.6 million, compared to $804.0 million at December 31, 2018. Average loans represented 81% and 71% of average earning assets for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

The Company had $4.3 million and $680,000 in mortgage loans held for sale as of September 30, 2019 and December 31, 2018, respectively. The increase in mortgage loans held for sale is primarily due to an increase in mortgage loans held for sale activity in September 2019, compared to mortgage loans held for sale activity in December 2018.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2019, the Company had $103.9 million in residential mortgage loans, $109.1 million in home equity loans and $412.9 million in commercial mortgage loans, which include $328.2 million secured by commercial property and $84.7 million secured by residential property. Residential mortgage loans include $31.7 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2019, the Company had $95.6 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	41	$9,269	$-
Land acquisition and development - residential purposes	171	18,770	-
1 to 4 family residential construction	120	27,708	-
Commercial construction	23	39,875	-
Total construction and land development	355	$95,622	$-

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.2 million and $4.7 million at September 30, 2019 and December 31, 2018, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was zero and $92,000 in performing loans classified as TDR loans at September 30, 2019 and December 31, 2018, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at September 30, 2019 was $6.6 million or 0.78% of total loans, compared to $6.4 million or 0.80% of total loans at December 31, 2018.

The following table presents the percentage of loans assigned to each risk grade at September 30, 2019 and December 31, 2018.

	Percentage of Loans
	By Risk Grade
Risk Grade	9/30/2019	12/31/2018
Risk Grade 1 (Excellent Quality)	1.23%	0.94%
Risk Grade 2 (High Quality)	25.00%	25.47%
Risk Grade 3 (Good Quality)	61.28%	60.84%
Risk Grade 4 (Management Attention)	10.32%	10.19%
Risk Grade 5 (Watch)	1.43%	1.72%
Risk Grade 6 (Substandard)	0.74%	0.84%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2019, including non-accrual loans, there were two relationships exceeding $1.0 million in the Watch risk grade (which totaled $3.1 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $3.3 million at September 30, 2019 or 0.27% of total assets, compared to $3.3 million or 0.31% of total assets at December 31, 2018. Non-accrual loans were $3.3 million at September 30, 2019 and $3.3 million at December 31, 2018. As a percentage of total loans outstanding, non-accrual loans were 0.39% at September 30, 2019, compared to 0.41% at December 31, 2018. Non-accrual loans include $3.1 million in commercial and residential mortgage loans and $146,000 in other loans at September 30, 2019, compared to $3.2 million in commercial and residential mortgage loans, $1,000 in construction and land development loans and $99,000 in other loans at December 31, 2018. The Bank had no loans 90 days past due and still accruing at September 30, 2019 or December 31, 2018. The Bank had $26,000 in other real estate owned at September 30, 2019, compared to $27,000 at December 31, 2018.

Deposits. Total deposits at September 30, 2019 were $961.6 million compared to $877.2 million at December 31, 2018. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $889.8 million at September 30, 2019, compared to $859.2 million at December 31, 2018.

Borrowed Funds. FHLB borrowings totaled $70.0 million at September 30, 2019, compared to zero at December 31, 2018. The increase in FHLB borrowings reflects a new $70.0 million FHLB advance executed in September 2019 to take advantage of a ten-year convertible advance program available from the FHLB of Atlanta at a rate of 0.83%. The funds will be utilized to replace higher cost funding along with investing in low risk, short-term assets at yields higher than the advance rate in order to increase the Bank’s net interest income.

Securities sold under agreements to repurchase were $21.9 million at September 30, 2019, compared to $58.1 million at December 31, 2018. The decrease in securities sold under agreements to repurchase is primarily due to approximately $21.0 million transferred from securities sold under agreements to repurchase to Money Market Deposit aAccounts (MMDA) during the third quarter of 2019.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2019 totaled $1.0 billion, exceeding average rate sensitive liabilities of $656.7 million by $371.9 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of September 30, 2019.

Included in the rate sensitive assets are $251.3 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the Federal Open Market Committee (“FOMC”). The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2019, the Company had $145.9 million in loans with interest rate floors. The floors were in effect on $9.7 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.56% higher than the indexed rate on the promissory notes without interest rate floors.

              Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2019, such unfunded commitments to extend credit were $278.2 million, while commitments in the form of standby letters of credit totaled $2.8 million.

             The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2019, the Company’s core deposits totaled $928.3 million, or 96.54% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 7.51% as of September 30, 2019.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. FHLB borrowings totaled $70.0 million at September 30, 2019, compared to zero at December 31, 2018. At September 30, 2019, the carrying value of loans pledged as collateral to the FHLB totaled $145.9 million compared to $140.0 million at December 31, 2018. The remaining availability under the line of credit with the FHLB was $21.7 million at September 30, 2019 compared to $84.9 million at December 31, 2018. The Bank had no borrowings from the FRB at September 30, 2019 or December 31, 2018. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2019, the carrying value of loans pledged as collateral to the FRB totaled $451.9 million compared to $442.6 million at December 31, 2018.

The Bank also had the ability to borrow up to $82.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of September 30, 2019.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 25.91% at September 30, 2019 and 16.09% at December 31, 2018. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2019 and December 31, 2018. The increase in the Bank's liquidity ratio is primarily due to a $86.2 million increase in cash and cash equivalents from December 31, 2018 to September 30, 2019 primarily due to a $84.4 million increase in total deposits and a $70.0 million increase in FHLB borrowings, which were partially offset by a $41.6 million increase in loans and a $36.2 million decrease in securities sold under agreements to repurchase.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of September 30, 2019 and December 31, 2018 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2019	December 31, 2018
Contractual Cash Obligations
Long-term borrowings	$70,000	-
Junior subordinated debentures	$20,619	20,619
Operating lease obligations	4,216	4,318
Total	$94,835	24,937
Other Commitments
Commitments to extend credit	$278,158	268,708
Standby letters of credit and financial guarantees written	2,796	3,651
Commitments to purchase AFS securities	4,015	-
Income tax credits	517	755
Total	$285,486	273,114

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

Capital Resources. Shareholders’ equity was $132.7 million, or 10.85% of total assets, as of September 30, 2019, compared to $123.6 million, or 11.31% of total assets, as of December 31, 2018.

Annualized return on average equity for the nine months ended September 30, 2019 was 11.24%, compared to 10.97% for the nine months ended September 30, 2018. Total cash dividends paid on common stock were $3.1 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In February of 2019, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $5 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $2.5 million, or 90,354 shares of its common stock, under this stock repurchase program as of September 30, 2019.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital at September 30, 2019 and December 31, 2018 includes $20.0 million in trust preferred securities. The Company’s Tier 1 capital ratio was 15.70% and 15.46% at September 30, 2019 and December 31, 2018, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.40% and 16.15% at September 30, 2019 and December 31, 2018, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.58% and 13.29% at September 30, 2019 and December 31, 2018, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 13.07% and 13.05% at September 30, 2019 and December 31, 2018, respectively.

The Bank’s Tier 1 risk-based capital ratio was 16.00% and 15.21% at September 30, 2019 and December 31, 2018, respectively. The total risk-based capital ratio for the Bank was 16.00% and 15.91% at September 30, 2019 and December 31, 2018, respectively. The Bank’s common equity Tier 1 capital ratio was 15.30% and 15.21% at September 30, 2019 and December 31, 2018, respectively. The Bank’s Tier 1 leverage capital ratio was 12.66% and 12.76% at September 30, 2019 and December 31, 2018, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2019.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1 - 31, 2019	958	$27.50	-	$3,087,071

August 1 - 31, 2019	458	28.16	20,840	$2,509,871

September 1 - 30, 2019	-	-	-	$2,509,871

Total	1,416(1)	$27.66	20,840

(1) The Company purchased 1,416 shares on the open market in the three months ended September 30, 2019 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 6, 2019	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

November 6, 2019	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)