Form 10-K
period 2019-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2020-03-13
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $136,593,960 based on the closing price of such common stock on June 30, 2019, which was $30.05 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,914,304 shares of common stock, outstanding at February 29, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2019 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2020 Annual Meeting of Shareholders, are incorporated by reference into Part II and included as Exhibit 13 to this Form 10-K.

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 7, 2020 (the “Proxy Statement”), are incorporated by reference into Part III.

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 20 banking offices, as of December 31, 2019, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Cornelius, Mooresville, Raleigh, and Cary North Carolina. The Bank also operates loan production offices in Charlotte, Denver and Durham, North Carolina. The Company’s fiscal year ends December 31. At December 31, 2019, the Company had total assets of $1.2 billion, net loans of $843.2 million, deposits of $966.5 million, total securities of $200.0 million, and shareholders’ equity of $134.1 million.

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

At December 31, 2019, the Company employed 306 full-time employees and 31 part-time employees, which equated to 326 full-time equivalent employees.

Subsidiaries
The Bank is a subsidiary of the Company. At December 31, 2019, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services. CBRES serves as a “clearing-house” for appraisal services for community banks. Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property to be appraised is located. This type of service ensures that the appraisal process remains independent from the financing process within the Bank. PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and other assets obtained in the ordinary course of collecting debts previously contracted. In 2019 the Company launched PB Insurance Agency, which is part of CBRES.

In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used in December 2006 to repay the trust preferred securities issued in December 2001 by PEBK Capital Trust, a wholly owned Delaware statutory trust of the Company, and for general purposes. The debentures represent the sole asset of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements. The Company redeemed $5.0 million of outstanding trust preferred securities in December 2019.

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

Competition

The Bank has operated in the Catawba Valley region of North Carolina for over 100 years and is the only financial institution headquartered in Newton, North Carolina. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2019 comparative data, the Bank had 20.97% of the deposits in Catawba County, placing it second in deposit size among a total of 11 banks with branch offices in Catawba County; 9.54% of the deposits in Lincoln County, placing it fifth in deposit size among a total of ten banks with branch offices in Lincoln County; and 13.29% of the deposits in Alexander County, placing it fifth in deposit size among a total of six banks with branch offices in Alexander County.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things,

●
enhanced authority over troubled and failing banks and their holding companies;
●
increased capital and liquidity requirements;
●
increased regulatory examination fees; and
●
specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

While much of the original provisions of the Dodd-Frank Act were not directly applicable to the Company due to size thresholds, many of the requirements of the Dodd-Frank Act remain subject to implementation over the course of several years. While the Company does not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with the new statutory and regulatory requirements.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies.

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and provides for an alternative capital rule which financial institutions and their holding companies with total consolidated assets of less than $10 billion may elect to utilize. The Economic Growth Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%, which has been proposed to be 9% by the federal regulators. The Community Bank Leverage Ratio provides for a simpler calculation of a bank’s capital ratio than the Basel III provisions currently in place (see below). Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks of certain sizes regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. We continue to evaluate the impact that the rules issued thus far under the Economic Growth Act will have on the Bank, but we currently do not believe that it will be significant. At this time, we do not expect to opt-in to the ability to utilize the Community Bank Leverage Ratio and will instead continue to use the Basel III standards.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to, or what specific impact the Economic Growth Act and the yet-to-be-written implementing rules and regulations will have on us.

Capital Adequacy. At December 31, 2019, the Bank exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 11.61%, common equity Tier 1 risk-based capital ratio of 15.09%, Tier 1 risk-based capital ratio of 15.09% and total risk-based capital ratio of 15.79%. At December 31, 2019, the Company also exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 11.91%, common equity Tier 1 risk-based capital ratio of 13.79%, Tier 1 risk-based capital ratio of 15.37% and total risk-based capital ratio of 16.08%.

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

  Deposit Insurance. As a member of the FDIC, our deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. For this protection, each insured bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

We recognized approximately $119,000, $328,000, and $347,000 in FDIC insurance expense in 2019, 2018, and 2017, respectively. In November 2018, the FDIC announced that the Deposit Insurance Fund (“DIF”) reserve ratio exceeded the statutory minimum of 1.35% as of September 30, 2018. Among other things, this resulted in the FDIC awarding assessment credits for banks with less than $10 billion in total assets that had contributed to the DIF in prior years. We were notified in January 2019 that we had received approximately $272,000 in credits that would be available to offset deposit insurance assessments once the DIF reached 1.38%. The DIF reached 1.38% as of June 30, 2019 and therefore, the FDIC began to apply the Bank’s credits to our quarterly deposit insurance assessments beginning with the second quarter of 2019. We expect to utilize all credits by end of the first quarter of 2020, and thus we expect our FDIC insurance expense to increase in 2020 compared to 2019.

The FDIC may conduct examinations of and require reporting by FDIC-insured institutions. It may also prohibit an institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate the Bank’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2019, the Bank was in compliance with this requirement.

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

Federal Securities Law. The Company has registered its common stock with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended from time to time (the “Exchange Act”). As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits imposed by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s total equity capital. At December 31, 2019, this limit was $22.4 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $37.3 million as of December 31, 2019, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

The Company maintains an internet website at www.peoplesbanknc.com. The Company’s corporate governance policies, including the charters of the Audit and Enterprise Risk, Compensation, and Governance Committees, and the Code of Business Conduct and Ethics may be found on the Company’s website. A written copy of the foregoing corporate governance policies is available upon written request to the Company. Information included on the Company’s website is not incorporated by reference into this Annual Report.

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

Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, additional regulations could be issued.

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

Significant declines in the residential or commercial real estate markets, with falling prices and increasing foreclosures and unemployment, can result in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. As a consequence, the credit quality of banks may quickly deteriorate and their net income and results of operations can be adversely impacted. In such situations many lenders and institutional investors may reduce, and in some cases, cease to provide funding to borrowers including other financial institutions. Although the Company and the Bank are currently “well capitalized,” we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

Loss of key personnel could adversely impact results.

The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with its top three executives averaging more than 20 years of service with the Bank. The Company has entered into employment contracts with each of these top management officers. One of these officers, Joe Lampron, Executive Vice President and Chief Financial Officer of the Company and the Bank, has announced his intention to retire in June 2020. The inability to retain qualified personnel to replace Mr. Lampron, the loss of the services of any other key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

Additionally, with most of the Bank’s loans concentrated in the Catawba Valley and surrounding areas, a decline in local economic conditions could adversely affect the values of the Bank’s real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on the Bank’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

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

In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The FASB issued an Accounting Standards Update related to current expected credit losses (“CECL”), the new credit impairment model, which is expected to be implemented by the Company for reporting periods beginning on January 1, 2023. This new model requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration will be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes.

  The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of implementation.

The CECL standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of the Bank’s loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

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

The financial services industry is highly competitive. The Bank competes against commercial banks, savings banks, savings and loan associations, credit unions, mortgage banks, brokerage firms, investment advisory firms, insurance companies and other financial institutions. Many of these entities are larger organizations with significantly greater financial, management and other resources than the Bank has. Moreover, two national money center commercial banks are headquartered in Charlotte, North Carolina, only 40 miles from the Bank’s primary market area.

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

As discussed in Item 3. Legal Proceedings, the NCDOR (as defined on page 21) is seeking to disallow certain tax credits taken by the Bank in prior tax years from an investment made by the Bank. While the Bank purchased a Guaranty Agreement along with the investment, which we believe limits our exposure, there can be no assurance that the guarantor will perform under the Guaranty Agreement or that we will recover under the Guaranty Agreement. For additional information concerning the disallowance of the tax credits, see Item 3. Legal Proceedings on page 23.

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

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business and could negatively impact our reputation. Replacing these third party vendors could also entail significant delay and expense.

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

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been numerous instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

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

Negative publicity could damage our reputation

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Our reputation could also be adversely impacted by negative public opinion regarding the financial services industry in general.

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

We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

●
Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2019, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

●
Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2019, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

●
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2019, construction and land development loans comprised approximately 11% of the Bank’s total loan portfolio.

●
Single-family residential loans. Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of December 31, 2019, single-family residential loans comprised approximately 35% of the Bank’s total loan portfolio, including Banco single-family residential non-traditional loans which were approximately 4% of the Bank’s total loan portfolio.

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

We face risks related to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The FINCEN, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also examine for compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

  The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and investment banks. Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Such losses could materially and adversely affect our business, financial condition or results of operations.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the Consumer Finance Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our CRA rating and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on or delays in approving merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a client, we may assume that the client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading, any of which could be caused by errors, omissions, or fraudulent behavior by our employees, clients, counterparties, or other third parties.

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

Pandemics, natural disasters and geopolitical events beyond our control could adversely affect us.

Pandemics, natural disasters such as extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving civil unrest, changes in government regimes, terrorism, or military conflict could adversely affect our business operations and those of our customers and have significant negative impacts upon economic conditions and cause substantial damage and loss to real and personal property. These pandemics, natural disasters and geopolitical events could impair our borrowers' ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, and could materially and adversely affect our business, financial condition, results of operations and the value of our common stock.

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

A small number of large deposit relationships provide a significant level of funding for the Bank.

The Bank’s five largest funding relationships, including deposits and securities sold under agreements to repurchase, amounted to $121.9 million at December 31, 2019. These balances represent 12.30% of total deposits and securities sold under agreements to repurchase combined at December 31, 2019. Total deposits for the five largest relationships referenced above amounted to $107.7 million, or 11.14% of total deposits at December 31, 2019. Total securities sold under agreements to repurchase for the five largest relationships referenced above amounted to $14.2 million, or 58.76% of total securities sold under agreements to repurchase at December 31, 2019. Loss of one or more of these deposit relationships could have a negative impact on the Bank’s liquidity position.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.
PROPERTIES

At December 31, 2019, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina and its 20 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Cornelius, Mooresville, Raleigh and Cary, North Carolina. The Bank also operates loan production offices in Charlotte, Denver and Durham North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2019.

Owned	Leased
Corporate Office 518 West C Street Newton, North Carolina 28658	1333 2nd Street NE Hickory, North Carolina 28601

420 West A Street Newton, North Carolina 28658	1910 East Main Street Lincolnton, North Carolina 28092

213 1st Street, West Conover, North Carolina 28613	760 Highway 27 West Lincolnton, North Carolina 28092

3261 East Main Street Claremont, North Carolina 28610	102 Leonard Avenue Newton, North Carolina 28658

6125 Highway 16 South Denver, North Carolina 28037	6350 South Boulevard Charlotte, North Carolina 28217

5153 N.C. Highway 90E Hiddenite, North Carolina 28636	4451 Central Avenue Suite A Charlotte, North Carolina 28205 3752/3754 Highway 16 North Denver, North Carolina 28037

200 Island Ford Road Maiden, North Carolina 28650	9624-I Bailey Road Cornelius, North Carolina 2803

3310 Springs Road NE Hickory, North Carolina 28601	3023-10 Capital Boulevard Raleigh, North Carolina 27604

142 South Highway 16 Denver, North Carolina 28037	2530 Meridian Parkway Durham, North Carolina 27713

106 North Main Street Catawba, North Carolina 28609	1117 Parkside Main Street Cary, NC, 27519

2050 Catawba Valley Boulevard Hickory, North Carolina 28601	13840 Ballantyne Corporate Place Suite 150 Charlotte, NC 2827

1074 River Highway Mooresville, North Carolina 28117

ITEM 3.
LEGAL PROCEEDINGS

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016. The NCDOR is seeking to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank. The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) was approximately $1.4 million. The Bank disagrees with the NCDOR’s proposed adjustments and the disallowance of certain tax credits, and is challenging the proposed adjustments and the disallowance of such tax credits. During the second quarter of 2019, the Bank paid the NCDOR $1.2 million in taxes and interest associated with the proposed adjustments noted above. This payment stopped the accrual of interest during the period while the proposed adjustments and disallowance are being contested, and the NCDOR waived associated penalties. The Bank purchased a Guaranty Agreement along with this tax credit investment that unconditionally guarantees the amount of its investment plus associated penalties and interest which management believes would limit the Bank’s exposure to approximately $125,000. The Tax Credit Guaranty Agreement from State Tax Credit Exchange, LLC dated September 10, 2014 was attached to the Company’s September 30, 2018 Form 10-Q as Exhibit 99.

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

As of March 6, 2020, the Company had 657 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. The closing market price for the Company’s common stock was $24.50 on March 6, 2020.

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2019.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

Peoples Bancorp of North Carolina, Inc.

		Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Peoples Bancorp of North Carolina, Inc.	100.00	109.12	144.10	197.21	159.94	219.87
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Southeast Bank Index	100.00	98.44	130.68	161.65	133.56	188.08
Source: S&P Global Market Intelligence
© 2020

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2019	-	$-	-	$-

February 1 - 28, 2019	1,047	26.86	5,518	$4,847,977

March 1 - 31, 2019	892	28.49	-	$4,847,977

April 1 - 30, 2019	958	27.75	41,501	$3,713,337

May 1 - 31, 2019	1,239	27.98	22,495	$3,713,337

June 1 - 30, 2019	652	29.28	-	$3,087,071

July 1 - 31, 2019	958	27.50	-	$3,087,071

August 1 - 31, 2019	458	28.16	20,840	$2,509,871

September 1 - 30, 2019	-	-	-	$2,509,871

October 1 - 31, 2019	938	29.90	-	$2,509,871

November 1 - 30, 2019	196	29.82	-	$2,509,871

December 1 - 31, 2019	217	31.47	-	$2,509,871

Total	7,555(1)	$26.60	90,354

(1) The Company purchased 7,555 shares on the open market in the year ended December 31, 2019 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.
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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

 Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2019, as stated in their report, which is included in Item 8 hereof.

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

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3), (4)	Weighted-average exercise price of outstanding options, warrants and rights (5)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (6)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,233	$32.85	-
Equity compensation plans not approved by security holders	-	-	-
Total	18,233	$32.85	-

(1) Includes 5,104 restricted stock units granted on February 18, 2016 (adjusted for the 10% stock dividend paid December 15, 2017) under the Omnibus Plan. These restricted stock grants vested on February 20, 2020.
(2) Includes 4,114 restricted stock units granted on March 1, 2017 (adjusted for the 10% stock dividend paid December 15, 2017) under the Omnibus Plan. These restricted stock grants vest on March 1, 2021.
(3) Includes 3,725 restricted stock units granted on January 24, 2018 under the Omnibus Plan. These restricted stock grants vest on January 24, 2022.
(4) Includes 5,290 restricted stock units granted on February 21, 2019 under the Omnibus Plan. These restricted stock grants vest on February 21, 2023.
(5) The exercise price used for the grants of restricted stock units under the Omnibus Plan is $32.85, the closing price for the Company’s stock on December 31, 2019.
(6) No shares were available for issuance under the Omnibus Plan at December 31, 2019 due to Plan expiration on May 7, 2019.

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

15(a)1.
Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)
Reports of Independent Registered Public Accounting Firm

(b)
Consolidated Balance Sheets as of December 31, 2019 and 2018

(c)
Consolidated Statements of Earnings for the Years Ended December 31, 2019, 2018 and 2017

(d)
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

(e)
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

(f)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

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
Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and Exchange Commission on June 24, 2015

Exhibit (4)(i)
Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(ii)
Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Act of 1934

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
First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and William D. Cable, Sr. dated February 16, 2018

Exhibit (13)
2019 Annual Report of Peoples Bancorp of North Carolina, Inc.

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

Exhibit (31)(ii)
Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s 10-K Report for the annual period ended December 31, 2019, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)
Date: March 13, 2020
	By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 13, 2020
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 13, 2020
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and D irector	March 13, 2020
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 13, 2020
Douglas S. Howard

/s/ A. Joseph Lampron, Jr.	Executive Vice President and Chief	March 13, 2020
A. Joseph Lampron, Jr.	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 13, 2020
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 13, 2020
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 13, 2020
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 13, 2020
Larry E. Robinson

/s/ William Gregory Terry	Director	March 13, 2020
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 13, 2020
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 13, 2020
Benjamin I. Zachary