Form 10-K/A
period 2019-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2020-03-16
CIK 1093672

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the original Report on Form 10-K for the annual period ended December 31, 2019 filed by Peoples Bancorp of North Carolina, Inc. (the “Company”) on March 13, 2020 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to include Exhibit (4)(ii), which was inadvertently excluded from the Original Filing.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

Item 15. Exhibits

The Exhibit Index appearing immediately after the signature page to this Form 10-K/A is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

Date: March 16, 2020	By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2020	By:	/s/ A. Joseph Lampron, Jr.
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

Exhibit (101)
The following materials from the Company’s 10-K Report for the annual period ended December 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.