Form 10-Q
period 2020-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2020-05-08
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-27205
(Commission File No.)

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2132396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

518 West C Street, Newton, North Carolina	28658
(Address of principal executive offices)	(Zip Code)

(828) 464-5620
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,787,504 shares of common stock, outstanding at April 30, 2020.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
March 31, 2020 and December 31, 2019
(Dollars in thousands)

	March 31,	December 31,
Assets	2020	2019
	(Unaudited)	(Audited)
Cash and due from banks, including reserve requirements	$46,164	48,337
of $0 at 3/31/20 and $13,210 at 12/31/19
Interest-bearing deposits	20,705	720
Federal funds sold	36,650	3,330
Cash and cash equivalents	103,519	52,387

Investment securities available for sale	201,514	195,746
Other investments	7,229	4,231
Total securities	208,743	199,977

Mortgage loans held for sale	6,149	4,417

Loans	880,564	849,874
Less allowance for loan losses	(8,112)	(6,680)
Net loans	872,452	843,194

Premises and equipment, net	18,370	18,604
Cash surrender value of life insurance	16,414	16,319
Right of use lease asset	3,427	3,622
Accrued interest receivable and other assets	15,753	16,362
Total assets	$1,244,827	1,154,882

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$349,513	338,004
NOW, MMDA & savings	535,366	516,757
Time, $250,000 or more	22,725	34,269
Other time	76,354	77,487
Total deposits	983,958	966,517

Securities sold under agreements to repurchase	28,535	24,221
FHLB borrowings	70,000	-
Junior subordinated debentures	15,464	15,619
Lease liability	3,458	3,647
Accrued interest payable and other liabilities	9,556	10,758
Total liabilities	1,110,971	1,020,762

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,787,504 shares
at March 31, 2020 and 5,912,300 shares at December 31, 2019	56,871	59,813
Retained earnings	71,251	70,663
Accumulated other comprehensive income	5,734	3,644
Total shareholders' equity	133,856	134,120

Total liabilities and shareholders' equity	$1,244,827	1,154,882

See accompanying Notes to Consolidated Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three Months Ended March 31, 2020 and 2019
(Dollars in thousands, except per share amounts)

	2020	2019
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$10,680	10,619
Interest on due from banks	43	14
Interest on federal funds sold	123	-
Interest on investment securities:
U.S. Government sponsored enterprises	685	673
State and political subdivisions	641	834
Other	78	43
Total interest income	12,250	12,183

Interest expense:
NOW, MMDA & savings deposits	525	282
Time deposits	277	151
FHLB borrowings	64	46
Junior subordinated debentures	130	226
Other	45	52
Total interest expense	1,041	757

Net interest income	11,209	11,426

Provision for loan losses	1,521	178

Net interest income after provision for loan losses	9,688	11,248

Non-interest income:
Service charges	1,108	1,093
Other service charges and fees	193	169
Gain on sale of securities	-	231
Mortgage banking income	322	147
Insurance and brokerage commissions	242	231
Appraisal management fee income	1,350	862
Miscellaneous	1,380	1,387
Total non-interest income	4,595	4,120

Non-interest expense:
Salaries and employee benefits	5,724	5,647
Occupancy	1,921	1,737
Professional fees	333	289
Advertising	218	266
Debit card expense	230	227
FDIC Insurance	40	72
Appraisal management fee expense	1,034	662
Other	1,949	2,016
Total non-interest expense	11,449	10,916

Earnings before income taxes	2,834	4,452

Income tax expense	467	785

Net earnings	$2,367	3,667

Basic net earnings per share	$0.40	0.61
Diluted net earnings per share	$0.40	0.61
Cash dividends declared per share	$0.30	0.24

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
	(Unaudited)	(Unaudited)

Net earnings	$2,367	3,667

Other comprehensive income:
Unrealized holding gains on securities
available for sale	2,715	1,126
Reclassification adjustment for gains on
securities available for sale
included in net earnings	-	(231)

Total other comprehensive income,
before income taxes	2,715	895

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	625	258
Reclassification adjustment for gains on sales
of securities available for sale
included in net earnings	-	(53)

Total income tax expense related to
other comprehensive income	625	205

Total other comprehensive income,
net of tax	2,090	690

Total comprehensive income	$4,457	4,357

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2020 and 2019
(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2019	5,912,300	$59,813	70,663	3,644	134,120

Common stock repurchase	(126,800)	(2,999)	-	-	(2,999)
Cash dividends declared on
common stock	-	-	(1,779)	-	(1,779)
Restricted stock units exercised	2,004	57	-	-	57
Net earnings	-	-	2,367	-	2,367
Change in accumulated other
comprehensive income, net of tax	-	-	-	2,090	2,090
Balance, March 31, 2020	5,787,504	$56,871	71,251	5,734	133,856

Balance, December 31, 2018	5,995,256	$62,096	60,535	986	123,617

Common stock repurchase	(5,518)	(152)	-	-	(152)
Cash dividends declared on
common stock	-	-	(1,445)	-	(1,445)
Restricted stock units exercised	7,398	207	-	-	207
Net earnings	-	-	3,667	-	3,667
Change in accumulated other
comprehensive income, net of tax	-	-	-	690	690
Balance, March 31, 2019	5,997,136	$62,151	62,757	1,676	126,584

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$2,367	3,667
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,038	942
Provision for loan losses	1,521	178
Deferred income taxes	(8)	(2)
Gain on sale of investment securities	-	(231)
Restricted stock expense	(77)	110
Proceeds from sales of mortgage loans held for sale	14,876	6,098
Origination of mortgage loans held for sale	(16,608)	(5,779)
Change in:
Cash surrender value of life insurance	(95)	(95)
Right of use lease asset	195	200
Other assets	(8)	2,539
Lease liability	(189)	(200)
Other liabilities	(1,125)	(3,203)

Net cash provided by operating activities	1,887	4,224

Cash flows from investing activities:
Purchases of investment securities available for sale	(10,958)	(7,395)
Proceeds from sales, calls and maturities of investment securities
available for sale	2,343	15,403
Proceeds from paydowns of investment securities available for sale	5,138	2,871
Proceeds from paydowns of other investment securities	44	33
Purchases of FHLB stock	(3,031)	(1)
Net change in loans	(30,779)	(19,596)
Purchases of premises and equipment	(391)	(342)

Net cash used in investing activities	(37,634)	(9,027)

Cash flows from financing activities:
Net change in deposits	17,441	30,901
Net change in securities sold under agreement to repurchase	4,314	(16,864)
Proceeds from FHLB borrowings	70,000	82,300
Repayments of FHLB borrowings	-	(82,300)
Proceeds from Fed Funds purchased	6,935	25,065
Repayments of Fed Funds purchased	(6,935)	(25,065)
Repayments of Junior Subordinated Debentures	(155)	-
Restricted stock units exercised	57	207
Common stock repurchased	(2,999)	(152)
Cash dividends paid on Series A preferred stock	-	-
Cash dividends paid on common stock	(1,779)	(1,445)

Net cash provided by financing activities	86,879	12,647

Net change in cash and cash equivalents	51,132	7,844

Cash and cash equivalents at beginning of period	52,387	43,370

Cash and cash equivalents at end of period	$103,519	51,214

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Three Months Ended March 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$994	737
Income taxes	$-	-

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$2,090	690
Issuance of accrued restricted stock units	$57	207
Initial recognition of lease right-of-use asset and lease liability
recorded upon adoption of ASU 2016-02	$-	4,401

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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2019) are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2020 Annual Meeting of Shareholders.

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
		January 1, 2019	See comments for ASU 2016-02 below.
ASU 2019-07: Codification Updates to SEC Sections	Guidance updated for various Topics of the ASC to align the guidance in various SEC sections of the ASC with the requirements of certain SEC final rules.	Effective upon issuance	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-13: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)	Updates the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement.	January 1, 2020	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-18: Clarifying the Interaction between Topic 808 and Topic 606	Clarifies the interaction between the guidance for certain collaborative arrangements and the new revenue recognition financial accounting and reporting standard.	January 1, 2020 Early adoption permitted
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

The following disclosures involve the Company’s material income streams derived from contracts with customers which are within the scope of ASU 2014-09. Through the Company’s wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of the Company’s customers. The Company receives commissions from this third party investment advisor based on the volume of business that the Company’s customers do with such investment advisor. Total revenue recognized from these contracts was $241,000 and $231,000 for the three months ended March 31, 2020 and 2019, respectively. The Company utilizes third parties to contract with the Company’s customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company’s customers. Total revenue recognized from these contracts with these third parties was $972,000 and $940,000 for the three months ended March 31, 2020 and 2019, respectively. Through the Company’s wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized from these contracts with customers was $181,000 and $156,000 for the three months ended March 31, 2020 and 2019, respectively. Through the Company’s wholly-owned subsidiary, CBRES, the Company provides appraisal management services. Total revenue recognized from these contracts with customers was $1.4 million and $862,000 for the three months ended March 31, 2020 and 2019, respectively. Due to the nature of the Company’s relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. The Company’s portfolio of services provided to the Company’s customers consists of over 50,000 active contracts. The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the three months ended March 31, 2020 derived from contracts in which services are transferred at a point in time was approximately $2.2 million. None of the Company’s revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors, such as the financial stress impacting businesses and individuals as a result of the novel coronavirus (“COVID-19”) pandemic, could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair a customers’ ability to provide payment for services. For the Company’s deposit contracts, this risk is mitigated as the Company generally deducts payments from customers’ accounts as services are rendered. For the Company’s appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

Contract Balances. The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on the balance sheet. Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer. For fee per transaction contracts, customers are billed as the transactions are processed. The Company has no contracts in which customers are billed in advance for services to be performed. These types of contracts would create contract liabilities or deferred revenue, as customers pay in advance for services. There are no contract liabilities or accounts receivables balances that are material to the Company’s balance sheet.

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

Significant Judgements. All of the Company’s contracts create performance obligations that are satisfied at a point in time excluding some immaterial deposit revenues. Revenue is recognized as services are billed to customers. Variable consideration does exist for contracts related to the Company’s contract with its registered investment advisor as some revenues earned pursuant to that contract are based on market values of accounts at the end of the period.

ASU 2016-02
On January 1, 2019, the Company adopted the requirements of ASU 2016-02, Leases (Topic 842). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The purpose of Topic 842 is to increase transparency and comparability between organizations that enter into lease agreements. The key difference of Topic 842 from the previous guidance (Topic 840) is the recognition of a right-of-use (“ROU”) asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the previous guidance. Topic 842 states that a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company reviewed its material non-real estate contracts to determine if they included a lease and did not note any that would need to be considered under Topic 842. The Company’s lease agreements in which Topic 842 has been applied are primarily for retail branch real estate properties. These real estate leases have lease terms from less than 12 months to leases with options up to 15 years, and payment terms vary with some being fixed payments or based on a fixed annual increase while others are variable and the annual increases are based on market rates or other indexes.

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

A director of the Company has a membership interest in a company that leases two branch facilities to the Bank. The Bank’s lease payments for these facilities totaled $58,000 for the three months ended March 31, 2020 and 2019.

The following tables provide a summary of ASU’s issued by the FASB that the Company has not adopted as of March 31, 2020, which may impact the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2016-13: Measurement of Credit Losses on Financial Instruments	Provides guidance to change the accounting for credit losses and modify the impairment model for certain debt securities.	See ASU 2019-10 below.
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
		See ASU 2019-10 below.	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures. See ASU 2016-13 above.
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
		See ASU 2019-10 below.	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures. See ASU 2016-13 above.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2019-05: Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief
Guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.
		See ASU 2019-10 below.	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures. See ASU 2016-13 above.
ASU 2019-10: Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates
Guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected credit losses (CECL), leases, hedging.
		January 1, 2023	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2019-11: Codification Improvements to Topic 326, Financial Instruments—Credit Losses
Guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect a variety of Topics in the ASC.
		January 1, 2023	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
Guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.
		January 1, 2021	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2020-01: Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force)

Guidance to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.
		January 1, 2021	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2020-02: Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update)

Guidance to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard.
		Effective upon issuance	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2020-03: Codification Improvements to Financial Instruments
Guidance to clarify that the contractual term of a net investment in a lease, determined in accordance with the leases standard, should be the contractual term used to measure expected credit losses under ASC 326.
		January 1, 2023	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022.
		March 12, 2020 through December 31, 2022	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

 (2)    Investment Securities

Investment securities available for sale at March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)
	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$80,815	3,391	130	84,076
U.S. Government
sponsored enterprises	26,275	905	272	26,908
State and political subdivisions	86,726	3,691	137	90,280
Trust preferred securities	250	-	-	250
Total	$194,066	7,987	539	201,514

(Dollars in thousands)
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$77,812	1,371	227	78,956
U.S. Government
sponsored enterprises	28,265	443	311	28,397
State and political subdivisions	84,686	3,657	200	88,143
Trust preferred securities	250	-	-	250
Total	$191,013	5,471	738	195,746

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2020 and December 31, 2019 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12,376	130	-	-	12,376	130
U.S. Government
sponsored enterprises	-	-	5,536	272	5,536	272
State and political subdivisions	8,465	137	-	-	8,465	137
Total	$20,841	267	5,536	272	26,377	539

(Dollars in thousands)
	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$28,395	177	6,351	50	34,746	227
U.S. Government
sponsored enterprises	2,899	10	6,151	301	9,050	311
State and political subdivisions	7,367	200	-	-	7,367	200
Total	$38,661	387	12,502	351	51,163	738

At March 31, 2020, unrealized losses in the investment securities portfolio relating to debt securities totaled $539,000. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the March 31, 2020 tables above, eight out of 95 securities issued by state and political subdivisions contained unrealized losses and 10 out of 59 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2020, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2020
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$6,679	6,770
Due from one to five years	54,189	56,595
Due from five to ten years	27,801	29,452
Due after ten years	24,332	24,371
Mortgage-backed securities	80,815	84,076
Trust preferred securities	250	250
Total	$194,066	201,514

No securities available for sale were sold during the three months ended March 31, 2020. Proceeds from sales of securities available for sale during the three months ended March 31, 2019 were $12.3 million and resulted in net gains of $231,000.

Securities with a fair value of approximately $69.5 million and $66.0 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)    Loans

Major classifications of loans at March 31, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)
	March 31, 2020	December 31, 2019
Real estate loans:
Construction and land development	$105,939	92,596
Single-family residential	271,489	269,475
Single-family residential -
Banco de la Gente non-traditional	29,887	30,793
Commercial	301,490	291,255
Multifamily and farmland	48,191	48,090
Total real estate loans	756,996	732,209

Loans not secured by real estate:
Commercial loans	104,221	100,263
Farm loans	1,044	1,033
Consumer loans	8,241	8,432
All other loans	10,062	7,937

Total loans	880,564	849,874

Less allowance for loan losses	8,112	6,680

Total net loans	$872,452	843,194

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of March 31, 2020, construction and land development loans comprised approximately 12% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of March 31, 2020, single-family residential loans comprised approximately 34% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 3% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of March 31, 2020, commercial real estate loans comprised approximately 34% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of March 31, 2020, commercial loans comprised approximately 12% of the Bank’s total loan portfolio.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2020 and December 31, 2019:

March 31, 2020
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$1,055	-	1,055	104,884	105,939	-
Single-family residential	5,559	268	5,827	265,662	271,489	34
Single-family residential -
Banco de la Gente non-traditional	5,366	455	5,821	24,066	29,887	-
Commercial	1,526	175	1,701	299,789	301,490	-
Multifamily and farmland	-	-	-	48,191	48,191	-
Total real estate loans	13,506	898	14,404	742,592	756,996	34

Loans not secured by real estate:
Commercial loans	702	254	956	103,265	104,221	-
Farm loans	93	-	93	951	1,044	-
Consumer loans	119	3	122	8,119	8,241	-
All other loans	-	-	-	10,062	10,062	-
Total loans	$14,420	1,155	15,575	864,989	880,564	34

December 31, 2019
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$803	-	803	91,793	92,596	-
Single-family residential	3,000	126	3,126	266,349	269,475	-
Single-family residential -
Banco de la Gente non-traditional	4,834	413	5,247	25,546	30,793	-
Commercial	504	176	680	290,575	291,255	-
Multifamily and farmland	-	-	-	48,090	48,090	-
Total real estate loans	9,141	715	9,856	722,353	732,209	-

Loans not secured by real estate:
Commercial loans	432	-	432	99,831	100,263	-
Farm loans	-	-	-	1,033	1,033	-
Consumer loans	170	22	192	8,240	8,432	-
All other loans	-	-	-	7,937	7,937	-
Total loans	$9,743	737	10,480	839,394	849,874	-

The following table presents non-accrual loans as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)
	March 31, 2020	December 31, 2019
Real estate loans:
Construction and land development	$-	-
Single-family residential	1,132	1,378
Single-family residential -
Banco de la Gente non-traditional	1,946	1,764
Commercial	476	256
Total real estate loans	3,554	3,398

Loans not secured by real estate:
Commercial loans	378	122
Consumer loans	34	33
Total	$3,966	3,553

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $22.8 million, $21.3 million and $22.1 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. Interest income recognized on accruing impaired loans was $329,000, $1.3 million, and $342,000 for the three months ended March 31, 2020, the year ended December 31, 2019 and the three months ended March 31, 2019, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of March 31, 2020:

March 31, 2020
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$180	-	180	180	8	182	3
Single-family residential	5,027	397	4,189	4,586	36	4,615	58
Single-family residential -
Banco de la Gente non-traditional	14,767	1,034	12,930	13,964	926	14,168	228
Commercial	3,260	-	3,243	3,243	19	2,557	29
Multifamily and farmland	-	-	-	-	-	-	-
Total impaired real estate loans	23,234	1,431	20,542	21,973	989	21,522	318

Loans not secured by real estate:
Commercial loans	702	90	606	696	35	436	9
Consumer loans	92	-	87	87	2	91	2
Total impaired loans	$24,028	1,521	21,235	22,756	1,026	22,049	329

The following table presents impaired loans as of and for the year ended December 31, 2019:

December 31, 2019
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$183	-	183	183	7	231	12
Single-family residential	5,152	403	4,243	4,646	36	4,678	269
Single-family residential -
Banco de la Gente non-traditional	15,165	-	14,371	14,371	944	14,925	956
Commercial	1,879	-	1,871	1,871	7	1,822	91
Total impaired real estate loans	22,379	403	20,668	21,071	994	21,656	1,328

Loans not secured by real estate:
Commercial loans	180	92	84	176	-	134	9
Consumer loans	100	-	96	96	2	105	7
Total impaired loans	$22,659	495	20,848	21,343	996	21,895	1,344

Changes in the allowance for loan losses for the three months ended March 31, 2020 and 2019 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2020
Allowance for loan losses:
Beginning balance	$694	1,274	1,073	1,305	120	688	-	138	1,388	6,680
Charge-offs	(5)	-	-	(7)	-	(31)	-	(167)	-	(210)
Recoveries	2	16	-	23	-	25	-	55	-	121
Provision	602	423	11	478	(2)	335	-	154	(480)	1,521
Ending balance	$1,293	1,713	1,084	1,799	118	1,017	-	180	908	8,112

Allowance for loan losses March 31, 2020
Ending balance: individually
evaluated for impairment	$2	6	906	9	-	29	-	-	-	952
Ending balance: collectively
evaluated for impairment	1,291	1,707	178	1,790	118	988	-	180	908	7,160
Ending balance	$1,293	1,713	1,084	1,799	118	1,017	-	180	908	8,112

Loans March 31, 2020:
Ending balance	$105,939	271,489	29,887	301,490	48,191	104,221	1,044	18,303	-	880,564

Ending balance: individually
evaluated for impairment	$8	1,678	12,489	2,095	-	344	-	-	-	16,614
Ending balance: collectively
evaluated for impairment	$105,931	269,811	17,398	299,395	48,191	103,877	1,044	18,303	-	863,950

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$813	1,325	1,177	1,278	83	626	-	161	982	6,445
Charge-offs	-	(13)	-	-	-	(1)	-	(150)	-	(164)
Recoveries	1	48	-	4	-	6	-	43	-	102
Provision	17	(104)	(3)	10	15	(21)	-	108	156	178
Ending balance	$831	1,256	1,174	1,292	98	610	-	162	1,138	6,561

Allowance for loan losses March 31, 2019
Ending balance: individually
evaluated for impairment	$-	2	1,008	13	-	-	-	-	-	1,023
Ending balance: collectively
evaluated for impairment	831	1,254	166	1,279	98	610	-	162	1,138	5,538
Ending balance	$831	1,256	1,174	1,292	98	610	-	162	1,138	6,561

Loans March 31, 2019:
Ending balance	$95,219	255,338	33,717	278,619	39,106	101,572	984	19,002	-	823,557

Ending balance: individually
evaluated for impairment	$95	1,758	14,127	1,658	-	63	-	-	-	17,701
Ending balance: collectively
evaluated for impairment	$95,124	253,580	19,590	276,961	39,106	101,509	984	19,002	-	805,856

The provision for loan losses for the three months ended March 31, 2020 was $1.5 million, compared to $178,000 for the three months ended March 31, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s Allowance for Loan and Lease Losses (“ALLL”) model due to the impact to the current economic implications and rising unemployment rate from the COVID-19 pandemic and a $57.0 million increase in loans from March 31, 2019 to March 31, 2020. The ALLL model also includes reserves on $57.4 million in loans with payment modifications made in March 2020 as a result of the COVID-19 pandemic. Loans with payment modifications associated with the COVID-19 pandemic include $51.5 million in loans secured by real estate, $5.1 million in commercial loans not secured by real estate and $764,000 in consumer loans not secured by real estate at March 31, 2020. These payment modifications are primarily interest only payments for three to six months. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2020 and December 31, 2019:

March 31, 2020
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$65	8,378	-	-	-	353	-	672	-	9,468
2- High Quality	33,845	129,848	-	22,109	220	20,070	-	2,523	1,785	210,400
3- Good Quality	63,525	108,720	11,685	237,118	42,810	75,457	964	4,558	7,557	552,394
4- Management Attention	5,454	18,167	13,351	38,116	4,626	7,625	80	435	720	88,574
5- Watch	2,988	3,405	1,938	3,289	535	288	-	8	-	12,451
6- Substandard	62	2,971	2,913	858	-	428	-	45	-	7,277
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$105,939	271,489	29,887	301,490	48,191	104,221	1,044	8,241	10,062	880,564

December 31, 2019
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	8,819	-	-	-	330	-	693	-	9,842
2- High Quality	32,029	128,757	-	21,829	256	20,480	-	2,708	1,860	207,919
3- Good Quality	52,009	107,246	12,103	231,003	42,527	72,417	948	4,517	5,352	528,122
4- Management Attention	5,487	18,409	13,737	35,095	4,764	6,420	85	458	725	85,180
5- Watch	3,007	3,196	2,027	3,072	543	492	-	8	-	12,345
6- Substandard	64	3,048	2,926	256	-	124	-	48	-	6,466
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$92,596	269,475	30,793	291,255	48,090	100,263	1,033	8,432	7,937	849,874

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.8 million and $4.3 million at March 31, 2020 and December 31, 2019, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There was zero in performing loans classified as TDR loans at March 31, 2020 and December 31, 2019.

There were no new TDR modifications during the three months ended March 31, 2020 and 2019.

There were no loans modified as TDR that defaulted during the three months ended March 31, 2020 and 2019, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

(4)    Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2020 and 2019 is as follows:

For the three months ended March 31, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,367	5,869,938	$0.40
Effect of dilutive securities:
Restricted stock units	-	13,440
Diluted earnings per share	$2,367	5,883,378	$0.40

For the three months ended March 31, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,667	5,996,488	$0.61
Effect of dilutive securities:
Restricted stock units	-	24,369
Diluted earnings per share	$3,667	6,020,857	$0.61

(5)    Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. No shares were available for issuance under the Plan at March 31, 2020 as all stock-based rights under the Plan must have been granted or awarded by May 7, 2019 (i.e., ten years from the Plan effective date).

The Company granted 32,465 restricted stock units under the Plan at a grant date fair value of $7.18 per share during the first quarter of 2012, of which 5,891 restricted stock units were forfeited by the executive officers of the Company as required by the agreement with the U.S. Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program under the Troubled Asset Relief Program. In July 2012, the Company granted 5,891 restricted stock units at a grant date fair value of $7.50 per share. The Company granted 29,475 restricted stock units under the Plan at a grant date fair value of $10.82 per share during the second quarter of 2013. The Company granted 23,162 restricted stock units under the Plan at a grant date fair value of $14.27 per share during the first quarter of 2014. The Company granted 16,583 restricted stock units under the Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values for the restricted stock units granted in 2012 through 2017 have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (five years from the grant date for the 2012 grants, four years from the grant date for the 2013, 2015, 2016, 2017, 2018 and 2019 grants and three years from the grant date for the 2014 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of March 31, 2020, the total unrecognized compensation expense related to the restricted stock unit grants under the Plan was $129,000.

The Company recognized a $77,000 credit to compensation expense for restricted stock unit awards granted under the Plan for the three months ended March 31, 2020 due to a reduction in the Company’s stock price from $32.85 per share at December 31, 2019, compared to $20.36 per share at March 31, 2020. The Company recognized compensation expense for restricted stock unit awards granted under the Plan of $110,000 for the three months ended March 31, 2019.

(6)     Fair Value

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination or issuance. The methods of determining the fair value of assets and liabilities presented in this note are consistent with methodologies disclosed in Note 16 of the Company’s 2019 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU No. 2016-01.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)
	March 31, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$84,076	-	84,076	-
U.S. Government
sponsored enterprises	$26,908	-	26,908	-
State and political subdivisions	$90,280	-	90,280	-
Trust preferred securities	$250	-	-	250

	December 31, 2019
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$78,956	-	78,956	-
U.S. Government
sponsored enterprises	$28,397	-	28,397	-
State and political subdivisions	$88,143	-	88,143	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the three months ended March 31, 2020.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at March 31, 2020 and December 31, 2019 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2020	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$6,149	-	-	6,149
Impaired loans	$21,730	-	-	21,730
Other real estate	$-	-	-	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2019	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$4,417	-	-	4,417
Impaired loans	$20,347	-	-	20,347
Other real estate	$-	-	-	-

(Dollars in thousands)
	Fair Value March 31, 2020	Fair Value December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$6,149	4,417	Rate lock commitment	N/A	N/A
Impaired loans	$21,730	20,347	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	$-	-	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$103,519	103,519	-	-	103,519
Investment securities available for sale	$201,514	-	201,264	250	201,514
Other investments	$7,229	-	-	7,229	7,229
Mortgage loans held for sale	$6,149	-	-	6,149	6,149
Loans, net	$872,452	-	-	846,684	846,684
Cash surrender value of life insurance	$16,414	-	16,414	-	16,414

Liabilities:
Deposits	$983,958	-	-	989,131	989,131
Securities sold under agreements
to repurchase	$28,535	-	28,535	-	28,535
FHLB borrowings	$70,000	-	-	69,929	69,929
Junior subordinated debentures	$15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$52,387	52,387	-	-	52,387
Investment securities available for sale	$195,746	-	195,496	250	195,746
Other investments	$4,231	-	-	4,231	4,231
Mortgage loans held for sale	$4,417	-	-	4,417	4,417
Loans, net	$843,194	-	-	819,397	819,397
Cash surrender value of life insurance	$16,319	-	16,319	-	16,319

Liabilities:
Deposits	$966,517	-	-	955,766	955,766
Securities sold under agreements
to repurchase	$24,221	-	24,221	-	24,221
Junior subordinated debentures	$15,619	-	15,619	-	15,619

(7)    Leases

As of March 31, 2020 the Company had operating ROU assets of $3.4 million and operating lease liabilities of $3.5 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by ASU 2016-02, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of March 31, 2020 and 2019.

(Dollars in thousands)
	March 31, 2020	March 31, 2019

Operating lease cost $	$224	221

Other information:
Cash paid for amounts included in the measurement of lease liabilities	218	214
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	-
Weighted-average remaining lease term - operating leases	7.20	7.59
Weighted-average discount rate - operating leases	3.20%	3.16%

The following table presents lease maturities as of March 31, 2020 and December 31, 2019.

Maturity Analysis of Operating Lease Liabilities:
	March 31, 2020	December 31, 2019

2020	$605	$823
2021	793	793
2022	501	501
2023	393	393
2024	304	304
Thereafter	1,320	1,320
Total	3,916	4,134
Less: Imputed Interest	(458)	(487)
Operating Lease Liability	$3,458	$3,647

(8)    Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around theworld. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impacts are unknown at this time.

The Bank has continued to modify payments on loans due to the COVID-19 pandemic. Loans modified in April 2020 totaled $50.7 million. At April 30, 2020, loans totaling $108.1 million had payment modifications due to the COVID-19 pandemic. Loans with payment modifications associated with the COVID-19 pandemic include $100.8 million in loans secured by real estate, $6.4 million in commercial loans not secured by real estate and $822,000 in consumer loans not secured by real estate at April 30, 2020. These payment modifications are primarily interest only payments for three to six months. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDRs due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The Bank originated $64.5 million in PPP loans during the initial round of PPP funding. A second round of PPP funding, signed into law by President Trump on April 24, 2020, provided $320 billion additional funding for the PPP. As of April 30, 2020 the Bank had originated $25.9 million in PPP loans during the second round of PPP funding. The Bank expects to receive approximately $3.6 million in fees from the SBA for PPP loans originated as of April 30, 2020. Total PPP loans originated as of April 30, 2020 amounted to $90.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-24 through A-68 of the Company’s 2019 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2020 Annual Meeting of Shareholders.

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

COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely affected. On March 3, 2020, the FOMC reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations. Prior to the occurrence of the COVID-19 pandemic, economic conditions, while not as robust as those experienced in the pre-crisis period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. See Significant Developments below for additional information regarding the impact of COVID-19 pandemic on the Company's business.

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

Significant Developments
Impact of COVID-19

The COVID-19 pandemic in the United States is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in North Carolina, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. In North Carolina, the Governor issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities. This order was issued on March 27, 2020, effective from March 30, 2020 and currently extends through May 8, 2020. The Bank has remained open during these orders because banks have been identified as essential services. The Bank has been serving its customers through its drive-ups at its locations, and in all of its branch offices by appointment only.

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, such as New York City, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●
The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.

●
On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 3 of the financial statements for additional disclosure of loan modifications as of March 31, 2020

●
On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the financial statements for additional disclosure of loan modifications as of March 31, 2020.

●
On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●
On March 13, 2020 we enacted our Pandemic Plan. The Governor of the State of North Carolina issued a "Stay-At-Home" order pursuant to Executive Order No. 121, which will remain in effect until at least May 8, 2020. We used available physical resources to achieve appropriate social distancing protocols in all facilities; in addition, we established mandatory remote work to isolate certain personnel essential to critical business continuity operations. We also expanded and tested remote access for the core banking system, funds transfer and loan operations.

●
We are actively working with loan customers to evaluate prudent loan modification terms.

●
We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely

●
We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner.

●
On March 19, 2020, we restricted branch customer activity to drive-up and appointment only services. One branch office temporarily closed due to security concerns. All business functions continue to be operational. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 7, 2020 Annual Meeting of Shareholders.

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

Results of Operations
Summary. Net earnings were $2.4 million or $0.40 basic and diluted net earnings per share for the three months ended March 31, 2020, as compared to $3.7 million or $0.61 basic and diluted net earnings per share for the same period one year ago. The decrease in first quarter net earnings is primarily the result of a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, as discussed below

The annualized return on average assets was 0.80% for the three months ended March 31, 2020, compared to 1.36% for the same period one year ago, and annualized return on average shareholders’ equity was 7.09% for the three months ended March 31, 2020, compared to 11.86% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $11.2 million for the three months ended March 31, 2020, compared to $11.4 million for the three months ended March 31, 2019. The decrease in net interest income was primarily due to a $284,000 increase in interest expense, which was partially offset by a $67,000 increase in interest income. The increase in interest income was primarily attributable to an increase in the average outstanding balance of fed funds sold, compared to the same period last year. The increase in interest expense was primarily due to an increase in interest rates on deposits.

Interest income was $12.3 million for the three months ended March 31, 2020, compared to $12.2 million for the three months ended March 31, 2019. The increase in interest income was primarily attributable to an increase in the average outstanding balance of fed funds sold, compared to the same period last year. During the three months ended March 31, 2020, fed funds sold increased $30.0 million to $30.0 million from zero for the three months ended March 31, 2019. During the three months ended March 31, 2020, average loans increased $46.4 million to $861.6 million from $815.2 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, average investment securities available for sale decreased $920,000 to $188.9 million from $189.8 million for the three months ended March 31, 2019. The average yield on loans for the three months ended March 31, 2020 and 2019 was 4.99% and 5.28%, respectively. The average yield on investment securities available for sale was 3.15% and 3.66% for the three months ended March 31, 2020 and 2019, respectively. The average yield on earning assets was 4.52% and 4.97% for the three months ended March 31, 2020 and 2019, respectively.

  Interest expense was $1.0 million for the three months ended March 31, 2020, compared to $757,000 for the three months ended March 31, 2019. The increase in interest expense was primarily due to an increase in interest rates on deposits. The average rate paid on interest-bearing checking and savings accounts was 0.41% and 0.24% for the three months ended March 31, 2020 and 2019, respectively. The average rate paid on certificates of deposit was 1.05% for the three months ended March 31, 2020, compared to 0.59% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.59% for the three months ended March 31, 2020, compared to 0.47% for the same period one year ago. During the three months ended March 31, 2020, average certificates of deposit increased $2.7 million to $106.2 million from $103.5 million for the three months ended March 31, 2019. Average FHLB borrowings increased $36.7 million to $43.8 million for the three months ended March 31, 2020 from $6.9 million for the three months ended March 31, 2019.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2020 and 2019. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended March 31, 2020 and 2019 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	March 31, 2020			March 31, 2019
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$861,634	10,680	4.99%	$815,203	10,619	5.28%
Investments - taxable	83,356	621	3.00%	57,592	466	3.28%
Investments - nontaxable*	112,117	940	3.37%	137,457	1,312	3.87%
Federal funds sold	29,588	123	1.67%	-	-	0.00%
Other	17,253	43	1.00%	3,058	14	1.86%

Total interest-earning assets	1,103,948	12,407	4.52%	1,013,310	12,411	4.97%

Non-interest earning assets:
Cash and due from banks	36,977			33,743
Allowance for loan losses	(6,679)			(6,429)
Other assets	62,691			51,198

Total assets	$1,196,937			$1,091,822

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$521,265	525	0.41%	$479,927	282	0.24%
Time deposits	106,178	277	1.05%	103,510	151	0.59%
FHLB borrowings	43,846	64	0.59%	6,893	46	-
Trust preferred securities	15,520	130	3.37%	20,000	226	4.58%
Other	22,970	45	0.79%	40,238	52	0.52%

Total interest-bearing liabilities	709,779	1,041	0.59%	650,568	757	0.47%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	345,843			312,271
Other liabilities	7,129			3,634
Shareholders' equity	134,186			125,349

Total liabilities and shareholder's equity	$1,196,937			$1,091,822

Net interest spread		$11,366	3.93%		$11,654	4.50%

Net yield on interest-earning assets			4.14%			4.66%

Taxable equivalent adjustment
Investment securities		$157			$228

Net interest income		$11,209			$11,426
*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $26.7 million in 2020 and $34.9 million in 2019. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2020 and 2019.

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

	Three months ended March 31, 2020 compared to three months ended March 31, 2019			Three months ended March 31, 2019 compared to three months ended March 31, 2018
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$590	(529)	61	616	934	1,550
Investments - taxable	200	(45)	155	15	46	61
Investments - nontaxable	(227)	(145)	(372)	(250)	49	(201)
Federal funds sold	61	62	123	-	-	-
Other	50	(21)	29	(42)	13	(29)
Total interest income	674	(678)	(4)	339	1,042	1,381

Interest expense:
NOW, MMDA & savings deposits	33	210	243	(6)	112	106
Time deposits	5	121	126	(20)	66	46
FHLB borrowings	151	(132)	19	23	23	46
Trust preferred securities	(44)	(52)	(96)	(6)	61	55
Other	(28)	20	(8)	1	35	36
Total interest expense	117	167	284	(8)	297	289
Net interest income	$557	(845)	(288)	347	745	1,092

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2020 was $1.5 million, compared to $178,000 for the three months ended March 31, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s ALLL model due to the current economic implications and rising unemployment rate from the COVID-19 pandemic and a $57.0 million increase in loans from March 31, 2019 to March 31, 2020. The ALLL model also includes reserves on $57.4 million in loans with payment modifications made in March 2020 as a result of the COVID-19 pandemic. Loans with payment modifications associated with the COVID-19 pandemic include $51.5 million in loans secured by real estate, $5.1 million in commercial loans not secured by real estate and $764,000 in consumer loans not secured by real estate at March 31, 2020. These payment modifications are primarily interest only payments for three to six months. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP

Non-Interest Income. Total non-interest income was $4.6 million for the three months ended March 31, 2020, compared to $4.1 million for the three months ended March 31, 2019. The increase in non-interest income is primarily attributable to a $488,000 increase in appraisal management fee income due to an increase in the volume of appraisals.

Non-Interest Expense. Total non-interest expense was $11.4 million for the three months ended March 31, 2020, compared to $10.9 million for the three months ended March 31, 2019. The increase in non-interest expense was primarily attributable to a $77,000 increase in salaries and benefits expense, a $184,000 increase in occupancy expense and a $372,000 increase in appraisal management fee expense. The increase in salaries and benefits expense was primarily attributable to an increase in salary expense primarily due to annual salary increases and an increase in insurance costs. The increase in occupancy expense was primarily due to increases in depreciation and maintenance expenses. The increase in appraisal management fee expense was primarily due to an increase in the volume of appraisals.

Income Taxes. Income tax expense was $467,000 for the three months ended March 31, 2020, compared to $785,000 for the three months ended March 31, 2019. The effective tax rate was 16.48% for the three months ended March 31, 2020, compared to 17.63% for the three months ended March 31, 2019.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $201.5 million at March 31, 2020, compared to $195.7 million at December 31, 2019. Average investment securities available for sale for the three months ended March 31, 2020 were $188.9 million, compared to $185.3 million for the year ended December 31, 2019.

Loans. At March 31, 2020, loans were $880.6 million, compared to $849.9 million at December 31, 2019. Average loans represented 78% and 79% of average earning assets for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

The Company had $6.1 million and $4.4 million in mortgage loans held for sale as of March 31, 2020 and December 31, 2019, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At March 31, 2020, the Company had $99.0 million in residential mortgage loans, $110.5 million in home equity loans and $440.0 million in commercial mortgage loans, which include $347.3 million secured by commercial property and $92.7 million secured by residential property. Residential mortgage loans include $29.9 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At March 31, 2020, the Company had $105.9 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	37	$7,958	$-
Land acquisition and development - residential purposes	168	20,241	-
1 to 4 family residential construction	140	31,592	-
Commercial construction	33	46,148	-
Total construction and land development	378	$105,939	$-

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $4.8 million and $4.3 million at March 31, 2020 and December 31, 2019, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at March 31, 2020 and December 31, 2019.

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
●
current and anticipated economic conditions (including those arising out of the COVID-19 pandemic); and
●
other factors which management believes affect the allowance for potential credit losses.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

    The allowance for loan losses at March 31, 2020 was $8.1 million or 0.92% of total loans, compared to $6.7 million or 0.79% of total loans at December 31, 2019. The increase in the allowance for loan losses is due to the current economic implications and rising unemployment rate impact to the economy from the COVID-19 pandemic and a $57.0 million increase in loans from March 31, 2019 to March 31, 2020. The ALLL model also includes reserves on $57.4 million in loans with payment modifications made in March 2020 as a result of the COVID-19 pandemic.

The following table presents the percentage of loans assigned to each risk grade at March 31, 2020 and December 31, 2019.

	Percentage of Loans
	By Risk Grade
Risk Grade	3/31/2020	12/31/2020
Risk Grade 1 (Excellent Quality)	1.08%	1.16%
Risk Grade 2 (High Quality)	23.89%	24.46%
Risk Grade 3 (Good Quality)	62.73%	62.15%
Risk Grade 4 (Management Attention)	10.06%	10.02%
Risk Grade 5 (Watch)	1.41%	1.45%
Risk Grade 6 (Substandard)	0.83%	0.76%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2020, including non-accrual loans, there were two relationships exceeding $1.0 million in the Watch risk grade (which totaled $3.1 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $4.0 million at March 31, 2020 or 0.32% of total assets, compared to $3.6 million or 0.31% of total assets at December 31, 2019. Non-accrual loans were $4.0 million at March 31, 2020 and $3.6 million at December 31, 2019. As a percentage of total loans outstanding, non-accrual loans were 0.45% at March 31, 2020, compared to 0.42% at December 31, 2019. Non-performing loans include $3.6 million in commercial and residential mortgage loans and $412,000 in other loans at March 31, 2020, compared to $3.4 million in commercial and residential mortgage loans and $155,000 in other loans at December 31, 2019. The Bank had $34,000 in loans 90 days past due and still accruing at March 31, 2020. The Bank had no loans 90 days past due and still accruing at December 31, 2019. The Bank had no other real estate owned at March 31, 2020 and December 31, 2019.

Deposits. Total deposits at March 31, 2020 were $984.0 million compared to $966.5 million at December 31, 2019. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $961.2 million at March 31, 2020, compared to $932.2 million at December 31, 2019.

Borrowed Funds. FHLB borrowings were $70.0 million at March 31, 2020, compared to zero at December 31, 2019. The increase in FHLB borrowings reflects a new $70.0 million FHLB advance executed in February 2020 to take advantage of a ten-year convertible advance program available from the FHLB at a rate of 0.58%.

Securities sold under agreements to repurchase were $28.5 million at March 31, 2020, compared to $24.2 million at December 31, 2019.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million and $15.6 million at March 31, 2020 and December 31, 2019, respectively.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2020 totaled $1.1 billion, exceeding average rate sensitive liabilities of $709.8 million by $394.2 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of March 31, 2020.

Included in the rate sensitive assets are $251.7 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2020, the Company had $142.7 million in loans with interest rate floors. The floors were in effect on $135.1 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.90% higher than the indexed rate on the promissory notes without interest rate floors.

             Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2020, such unfunded commitments to extend credit were $289.6 million, while commitments in the form of standby letters of credit totaled $4.1 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2020, the Company’s core deposits totaled $961.2 million, or 97.69% of total deposits.

    The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 6.53% as of March 31, 2020.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. FHLB borrowings were $70 million and zero at March 31, 2020 and December 31, 2019. At March 31, 2020, the carrying value of loans pledged as collateral to the FHLB totaled $187.6 million compared to $139.4 million at December 31, 2019. The remaining availability under the line of credit with the FHLB was $58.6 million at March 31, 2020 compared to $86.1 million at December 31, 2019. The Bank had no borrowings from the FRB at March 31, 2020 or December 31, 2019. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2020, the carrying value of loans pledged as collateral to the FRB totaled $476.7 million compared to $452.6 million at December 31, 2019.

The Bank also had the ability to borrow up to $82.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of March 31, 2020.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 24.83% at March 31, 2020 and 18.20% at December 31, 2019. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2020 and December 31, 2019.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2020 and December 31, 2019 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2020	December 31, 2019
Contractual Cash Obligations
Long-term borrowings	$70,000	-
Junior subordinated debentures	$15,464	15,619
Operating lease obligations	3,914	4,134
Total	$89,378	19,753
Other Commitments
Commitments to extend credit	$289,642	276,338
Standby letters of credit and financial guarantees written	4,089	3,558
Income tax credits	333	333
Total	$294,064	280,229

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

Capital Resources. Shareholders’ equity was $133.9 million, or 10.75% of total assets, at March 31, 2020, compared to $134.1 million, or 11.61% of total assets, at December 31, 2019.

Annualized return on average equity for the three months ended March 31, 2020 was 10.75%, compared to 11.39% for the three months ended March 31, 2019. Total cash dividends paid on common stock were $1.8 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In January of 2020, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $3 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $3.0 million, or 126,800 shares of its common stock, under this stock repurchase program as of March 31, 2020.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million and $20.0 million in trust preferred securities at March 31, 2020 and December 31, 2019, respectively. The Company’s Tier 1 capital ratio was 14.20% and 15.37% at March 31, 2020 and December 31, 2019, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.00% and 16.08% at March 31, 2020 and December 31, 2019, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 12.71% and 13.79% at March 31, 2020 and December 31, 2019, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 12.00% and 11.91% at March 31, 2020 and December 31, 2019, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.67% and 15.09% at March 31, 2020 and December 31, 2019, respectively. The total risk-based capital ratio for the Bank was 14.48% and 15.79% at March 31, 2020 and December 31, 2019, respectively. The Bank’s common equity Tier 1 capital ratio was 13.67% and 15.09% at March 31, 2020 and December 31, 2019, respectively. The Bank’s Tier 1 leverage capital ratio was 11.48% and 11.61% at March 31, 2020 and December 31, 2019, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Part 7A. of Part II of the Company’s Form 10-K, filed with the SEC on March 13, 2020.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Form 10-K, filed with the SEC on March 13, 2020. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

The economic impact of the COVID-19 pandemic could adversely affect the Company’s financial condition and results of operations.

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of people have filed claims for unemployment, and stock markets have declined in value. In response to the COVID-19 pandemic, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. In addition, the Company has had to modify its business practices in response to the COVID-19 pandemic, and additional actions may be required by government authorities or that the Company determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on the Company’s business, financial condition, liquidity, and results of operations:

●
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●
collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●
the Company’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect its net income;

●
as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income; and

●
the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on the Company.

Moreover, the Company’s future success depends on the management skills of our directors, executive officers and other key employees. The unanticipated loss or unavailability of key employees due to the COVID-19 pandemic could harm the Company’s ability to operate its business or execute its business strategy. The Company may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

As a participating lender in the SBA PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Additional PPP loan funding was approved on April 24, 2020.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2020	1,010	$28.62	-	$3,000,000

February 1 - 29, 2020	262	28.39	126,800	$3,000,000

March 1 - 31, 2020	1,126	24.82	-	$1,178

Total	2,398(1)	$28.48	126,800

(1) The Company purchased 2,398 shares on the open market in the three months ended March 31, 2020 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Company's stock repurchase program.

(3) Reflects dollar value of shares that may yet be purchased under the Company's stock repurchase program , which was funded in January 2020.

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

Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and Exchange Commission on June 24, 2015

Exhibit (4)(i)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(ii)	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Act of 1934 filed with the Securities and Exchange Commission on March 13, 2020

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2020, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 8, 2020	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

May 8, 2020	/s/ A. Joseph Lampron, Jr.
Date	A. Joseph Lampron, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)