Form 10-Q
period 2020-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2020-08-06
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,787,504 shares of common stock, outstanding at July 31, 2020.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2020 and December 31, 2019
(Dollars in thousands)

	June 30,	December 31,
Assets	2020	2019
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements of $0 at 6/30/20 and $13,210 at 12/31/19	$48,990	48,337
Interest-bearing deposits	15,694	720
Federal funds sold	124,955	3,330
Cash and cash equivalents	189,639	52,387

Investment securities available for sale	207,469	195,746
Other investments	7,196	4,231
Total securities	214,665	199,977

Mortgage loans held for sale	10,594	4,417

Loans	966,543	849,874
Less allowance for loan losses	(9,433)	(6,680)
Net loans	957,110	843,194

Premises and equipment, net	18,480	18,604
Cash surrender value of life insurance	16,507	16,319
Right of use lease asset	3,367	3,622
Accrued interest receivable and other assets	15,519	16,362
Total assets	$1,425,881	1,154,882

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$457,637	338,004
NOW, MMDA & savings	594,948	516,757
Time, $250,000 or more	24,477	34,269
Other time	77,267	77,487
Total deposits	1,154,329	966,517

Securities sold under agreements to repurchase	31,747	24,221
FHLB borrowings	70,000	-
Junior subordinated debentures	15,464	15,619
Lease liability	3,403	3,647
Accrued interest payable and other liabilities	13,897	10,758
Total liabilities	1,288,840	1,020,762

Commitments

Shareholders' equity:
Series A preferred stock, $1,000 stated value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,787,504 shares at June 30, 2020 and 5,912,300 shares at December 31, 2019	56,871	59,813
Retained earnings	72,942	70,663
Accumulated other comprehensive income	7,228	3,644
Total shareholders' equity	137,041	134,120
Total liabilities and shareholders' equity	$1,425,881	1,154,882

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2020 and 2019
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$10,180	10,894	20,860	21,513
Interest on due from banks	41	35	84	49
Interest on fededal funds sold	22	-	145	-
Interest on investment securities:
U.S. Government sponsored enterprises	651	641	1,336	1,314
State and political subdivisions	684	760	1,325	1,594
Other	60	45	138	88
Total interest income	11,638	12,375	23,888	24,558

Interest expense:
NOW, MMDA & savings deposits	448	320	973	602
Time deposits	224	171	501	322
FHLB borrowings	102	3	166	49
Junior subordinated debentures	90	220	220	446
Other	48	67	93	119
Total interest expense	912	781	1,953	1,538

Net interest income	10,726	11,594	21,935	23,020

Provision for loan losses	1,417	77	2,938	255

Net interest income after provision for loan losses	9,309	11,517	18,997	22,765

Non-interest income:
Service charges	718	1,138	1,826	2,231
Other service charges and fees	162	177	355	346
Gain on sale of investment securities	457	-	457	231
Mortgage banking income	563	311	885	458
Insurance and brokerage commissions	205	205	447	436
Appraisal management fee income	1,734	1,112	3,084	1,974
Miscellaneous	1,400	1,442	2,780	2,829
Total non-interest income	5,239	4,385	9,834	8,505

Non-interest expense:
Salaries and employee benefits	5,535	5,718	11,259	11,365
Occupancy	1,861	1,811	3,782	3,548
Professional fees	414	429	747	718
Advertising	196	275	414	541
Debit card expense	258	239	488	466
FDIC Insurance	48	80	88	152
Appraisal management fee expense	1,333	864	2,367	1,526
Other	1,807	1,828	3,756	3,844
Total non-interest expense	11,452	11,244	22,901	22,160

Earnings before income taxes	3,096	4,658	5,930	9,110

Income tax expense	535	845	1,002	1,630

Net earnings	$2,561	3,813	4,928	7,480

Basic net earnings per share	$0.44	0.64	0.84	1.25
Diluted net earnings per share	$0.44	0.64	0.84	1.25
Cash dividends declared per share	$0.15	0.14	0.45	0.38

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$2,561	3,813	4,928	7,480

Other comprehensive income:
Unrealized holding gains on securities available for sale	2,396	2,757	5,110	3,883
Reclassification adjustment for gains on securities available for sale included in net earnings	(457)	-	(457)	(231)

Total other comprehensive income, before income taxes	1,939	2,757	4,653	3,652

Income tax expense related to other comprehensive income:

Unrealized holding gains on securities available for sale	550	634	1,174	892
Reclassification adjustment for gains on securities available for sale included in net earnings	(105)	-	(105)	(53)

Total income tax expense related to other comprehensive income	445	634	1,069	839

Total other comprehensive income, net of tax	1,494	2,123	3,584	2,813

Total comprehensive income	$4,055	5,936	8,512	10,293

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2019	5,912,300	$59,813	70,663	3,644	123,617

Common stock repurchase	(126,800)	(2,999)	-	-	(2,999)
Cash dividends declared on common stock	-	-	(1,779)	-	(1,779)
Restricted stock units exercised	2,004	57	-	-	57
Net earnings	-	-	2,367	-	2,367
Change in accumulated other comprehensive income, net of tax	-	-	-	2,090	2,090
Balance, March 31, 2020	5,787,504	56,871	71,251	5,734	133,856

Cash dividends declared on common stock	-	-	(870)	-	(870)
Net earnings	-	-	2,561	-	2,561
Change in accumulated other comprehensive income, net of tax	-	-	-	1,494	1,494
Balance, June 30, 2020	5,787,504	$56,871	72,942	7,228	137,041

Balance, December 31, 2018	5,995,256	$62,096	60,535	986	123,617

Common stock repurchase	(5,518)	(152)	-	-	(152)
Cash dividends declared on common stock	-	-	(1,445)	-	(1,445)
Restricted stock units exercised	7,398	207	-	-	207
Net earnings	-	-	3,667	-	3,667
Change in accumulated other comprehensive income, net of tax	-	-	-	690	690
Balance, March 31, 2019	5,997,136	62,151	62,757	1,676	126,584

Common stock repurchase	(63,996)	(1,761)	-	-	(1,761)
Cash dividends declared on common stock	-	-	(832)	-	(832)
Restricted stock units exercised	-	-	-	-	-
Net earnings	-	-	3,813	-	3,813
Change in accumulated other comprehensive income, net of tax	-	-	-	2,123	2,123
Balance, June 30, 2019	5,933,140	$60,390	65,738	3,799	129,927

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)

	2020	2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$4,928	7,480
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,017	1,926
Provision for loan losses	2,938	255
Deferred income taxes	(16)	(4)
Gain on sale of investment securities	(457)	(231)
Write-down of other real estate	-	17
Restricted stock expense	(75)	170
Proceeds from sales of mortgage loans held for sale	43,832	18,572
Origination of mortgage loans held for sale	(50,009)	(20,201)
Change in:
Cash surrender value of life insurance	(188)	(190)
Right of use lease asset	255	392
Other assets	(212)	1,202
Lease liability	(244)	(400)
Other liabilities	3,214	(3,596)

Net cash provided by operating activities	5,983	5,392

Cash flows from investing activities:
Purchases of investment securities available for sale	(37,340)	(21,405)
Proceeds from sales, calls and maturities of investment securities available for sale	20,592	23,707
Proceeds from paydowns of investment securities available for sale	9,305	6,354
Proceeds from paydowns on other investments	88	66
Purchases of FHLB stock	(3,031)	(1)
Net change in loans	(116,854)	(29,503)
Purchases of premises and equipment	(1,085)	(1,827)

Net cash used by investing activities	(128,325)	(22,609)

Cash flows from financing activities:
Net change in deposits	187,812	27,014
Net change in securities sold under agreement to repurchase	7,526	(10,362)
Proceeds from FHLB borrowings	70,000	89,000
Repayments of FHLB borrowings	-	(89,000)
Repayment of Junior Subirdinated Debt	(155)	-
Proceeds from Fed Funds purchased	(6,935)	74,450
Repayments of Fed Funds purchased	6,935	(74,450)
Restricted stock units excerised	57	207
Common stock repurchased	(2,999)	(1,913)
Cash dividends paid on common stock	(2,647)	(2,277)

Net cash provided by financing activities	259,594	12,669

Net change in cash and cash equivalents	137,252	(4,548)

Cash and cash equivalents at beginning of period	52,387	43,370

Cash and cash equivalents at end of period	$189,639	38,822

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)

	2020	2019
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,909	1,529
Income taxes	$796	1,616

Noncash investing and financing activities:

Change in unrealized gain on investment securities available for sale, net	$3,584	2,813
Issuance of accrued restricted stock units	$57	207
Transfers of loans to other real estate and repossessions	$-	-
Initial recognition of lease right-of-use asset and lease liability recorded upon adoption of ASU 2016-02	$132	4,401

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has recently adopted.

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
		January 1, 2019	See comments for ASU 2016-02 below.
ASU 2019-07: Codification Updates to SEC Sections	Guidance updated for various Topics of the ASC to align the guidance in various SEC sections of the ASC with the requirements of certain SEC final rules.	Effective upon issuance	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-13: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)	Updates the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement.	January 1, 2020	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-18: Clarifying the Interaction between Topic 808 and Topic 606	Clarifies the interaction between the guidance for certain collaborative arrangements and the new revenue recognition financial accounting and reporting standard.	January 1, 2020 Early adoption permitted	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-19: Leases (Topic 842): Codification Improvements
Provides guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard.
		January 1, 2020	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

The following disclosures involve the Company’s material income streams derived from contracts with customers which are within the scope of ASU 2014-09. Through the Company’s wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of the Company’s customers. The Company receives commissions from this third party investment advisor based on the volume of business that the Company’s customers do with such investment advisor. Total revenue recognized from these contracts was $446,000 and $435,000 for the six months ended June 30, 2020 and 2019, respectively. The Company utilizes third parties to contract with the Company’s customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company’s customers. Total revenue recognized from these contracts with these third parties was $2.0 million for the six months ended June 30, 2020 and 2019. Through the Company’s wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized from these contracts with customers was $388,000 and $304,000 for the six months ended June 30, 2020 and 2019, respectively. Through the Company’s wholly-owned subsidiary, CBRES, the Company provides appraisal management services. Total revenue recognized from these contracts with customers was $3.1 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. Due to the nature of the Company’s relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. The Company’s portfolio of services provided to the Company’s customers consists of over 50,000 active contracts. The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the six months ended June 30, 2020 derived from contracts in which services are transferred at a point in time was approximately $4.0 million. None of the Company’s revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors, such as the financial stress impacting businesses and individuals as a result of the novel coronavirus (“COVID-19”) pandemic, could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair a customers’ ability to provide payment for services. For the Company’s deposit contracts, this risk is mitigated as the Company generally deducts payments from customers’ accounts as services are rendered. For the Company’s appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

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

A director of the Company has a membership interest in a company that leases two branch facilities to the Bank. The Bank’s lease payments for these facilities totaled $115,000 for the six months ended June 30, 2020 and 2019.

The following table provides a summary of ASU’s issued by the FASB that the Company has not adopted as of June 30, 2020, which may impact the Company’s financial statements.

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

ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Guidance that provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022.
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

 (2)
   Investment Securities

Investment securities available for sale at June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)
	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$74,338	3,362	39	77,661
U.S. Government
sponsored enterprises	22,166	1,044	222	22,988
State and political subdivisions	101,329	5,241	-	106,570
Trust preferred securities	250	-	-	250
Total	$198,083	9,647	261	207,469

(Dollars in thousands)
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$77,812	1,371	227	78,956
U.S. Government
sponsored enterprises	28,265	443	311	28,397
State and political subdivisions	84,686	3,657	200	88,143
Trust preferred securities	250	-	-	250
Total	$191,013	5,471	738	195,746

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2020 and December 31, 2019 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$10,857	39	-	-	10,857	39
U.S. Government
sponsored enterprises	-	-	4,454	222	4,454	222
Total	$10,857	39	4,454	222	15,311	261

(Dollars in thousands)
	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$28,395	177	6,351	50	34,746	227
U.S. Government
sponsored enterprises	2,899	10	6,151	301	9,050	311
State and political subdivisions	7,367	200	-	-	7,367	200
Total	$38,661	387	12,502	351	51,163	738

At June 30, 2020, unrealized losses in the investment securities portfolio relating to debt securities totaled $261,000. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the June 30, 2020 tables above, eight out of 63 securities issued by state and political subdivisions contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2020, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2020
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$9,933	10,127
Due from one to five years	48,311	50,935
Due from five to ten years	48,710	51,567
Due after ten years	16,541	16,929
Mortgage-backed securities	74,338	77,661
Trust preferred securities	250	250
Total	$198,083	207,469

Proceeds from sales of securities available for sale during the six months ended June 30, 2020 were $17.0 million and resulted in net gains of $457,000. Proceeds from sales of securities available for sale during the six months ended June 30, 2019 were $12.3 million and resulted in net gains of $231,000.

Securities with a fair value of approximately $70.0 million and $66.0 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes as required by law.

 (3)
Loans

Major classifications of loans at June 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)
	June 30, 2020	December 31, 2019
Real estate loans:
Construction and land development	$110,077	92,596
Single-family residential	268,174	269,475
Single-family residential -
Banco de la Gente non-traditional	29,325	30,793
Commercial	303,828	291,255
Multifamily and farmland	49,465	48,090
Total real estate loans	760,869	732,209

Loans not secured by real estate:
Commercial loans	188,398	100,263
Farm loans	887	1,033
Consumer loans	7,545	8,432
All other loans	8,844	7,937

Total loans	966,543	849,874

Less allowance for loan losses	9,433	6,680

Total net loans	$957,110	843,194

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of June 30, 2020, construction and land development loans comprised approximately 11% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of June 30, 2020, single-family residential loans comprised approximately 31% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 3% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of June 30, 2020, commercial real estate loans comprised approximately 31% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of June 30, 2020, commercial loans comprised approximately 19% of the Bank’s total loan portfolio, including $98.1 million in Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2020 and December 31, 2019:

June 30, 2020
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	-	-	110,077	110,077	-
Single-family residential	1,030	371	1,401	266,773	268,174	-
Single-family residential -
Banco de la Gente non-traditional	1,556	263	1,819	27,506	29,325	-
Commercial	-	405	405	303,423	303,828	-
Multifamily and farmland	-	-	-	49,465	49,465	-
Total real estate loans	2,586	1,039	3,625	757,244	760,869	-

Loans not secured by real estate:
Commercial loans	-	-	-	188,398	188,398	-
Farm loans	-	-	-	887	887	-
Consumer loans	27	18	45	7,500	7,545	-
All other loans	-	-	-	8,844	8,844	-
Total loans	$2,613	1,057	3,670	962,873	966,543	-

December 31, 2019
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$803	-	803	91,793	92,596	-
Single-family residential	3,000	126	3,126	266,349	269,475	-
Single-family residential -
Banco de la Gente non-traditional	4,834	413	5,247	25,546	30,793	-
Commercial	504	176	680	290,575	291,255	-
Multifamily and farmland	-	-	-	48,090	48,090	-
Total real estate loans	9,141	715	9,856	722,353	732,209	-

Loans not secured by real estate:
Commercial loans	432	-	432	99,831	100,263	-
Farm loans	-	-	-	1,033	1,033	-
Consumer loans	170	22	192	8,240	8,432	-
All other loans	-	-	-	7,937	7,937	-
Total loans	$9,743	737	10,480	839,394	849,874	-

The following table presents non-accrual loans as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)
	June 30, 2020	December 31, 2019
Real estate loans:
Construction and land development	$-	-
Single-family residential	1,401	1,378
Single-family residential -
Banco de la Gente non-traditional	1,822	1,764
Commercial	476	256
Total real estate loans	3,699	3,398

Loans not secured by real estate:
Commercial loans	276	122
Consumer loans	24	33
Total	$3,999	3,553

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $22.5 million, $21.3 million and $21.4 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. Interest income recognized on accruing impaired loans was $635,000, $1.3 million, and $668,000 for the six months ended June 30, 2020, the year ended December 31, 2019 and the six months ended June 30, 2019, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of June 30, 2020:

June 30, 2020
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$134	-	134	134	5
Single-family residential	5,414	391	4,579	4,970	20
Single-family residential -
Banco de la Gente stated income	14,535	-	13,749	13,749	900
Commercial	3,005	739	2,248	2,987	14
Multifamily and farmland	-	-	-	-	-
Total impaired real estate loans	23,088	1,130	20,710	21,840	939

Loans not secured by real estate:
Commercial loans	640	275	315	590	2
Consumer loans	70	-	66	66	1
Total impaired loans	$23,798	1,405	21,091	22,496	942

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2020 and 2019.

(Dollars in thousands)
	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$157	4	232	2	166	7	248	6
Single-family residential	4,778	59	4,214	57	4,734	118	4,826	118
Single-family residential -
Banco de la Gente stated income	13,856	193	15,347	239	14,028	421	15,010	491
Commercial	3,115	43	1,739	22	2,700	72	1,801	45
Multifamily and farmland	-	-	-	-	-	-	-	-
Total impaired real estate loans	21,906	299	21,532	320	21,628	618	21,885	660

Loans not secured by real estate:
Commercial loans	643	6	114	3	487	15	106	4
Consumer loans	77	1	104	2	83	2	107	4
Total impaired loans	$22,626	306	21,750	325	22,198	635	22,098	668

The following table presents impaired loans as of and for the year ended December 31, 2019:

December 31, 2019
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$183	-	183	183	7	231	12
Single-family residential	5,152	403	4,243	4,646	36	4,678	269
Single-family residential-Banco de la Gente non-traditional	15,165	-	14,371	14,371	944	14,925	956
Commercial	1,879	-	1,871	1,871	7	1,822	91
Total impaired real estate loans	22,379	403	20,668	21,071	994	21,656	1,328

Loans not secured by real estate:
Commercial loans	180	92	84	176	-	134	9
Consumer loans	100	-	96	96	2	105	7
Total impaired loans	$22,659	495	20,848	21,343	996	21,895	1,344

Changes in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2020:
Allowance for loan losses:
Beginning balance	$694	1,274	1,073	1,305	120	688	-	138	1,388	6,680
Charge-offs	(5)	-	-	(7)	-	(109)	-	(257)	-	(378)
Recoveries	2	25	-	34	-	26	-	106	-	193
Provision	840	514	41	719	(5)	375	-	175	279	2,938
Ending balance	$1,531	1,813	1,114	2,051	115	980	-	162	1,667	9,433

Three months ended June 30, 2020:
Allowance for loan losses:
Beginning balance	$1,293	1,713	1,084	1,799	118	1,017	-	180	908	8,112
Charge-offs	-	-	-	-	-	(78)	-	(90)	-	(168)
Recoveries	-	9	-	11	-	-	-	52	-	72
Provision	238	91	30	241	(3)	41	-	20	759	1,417
Ending balance	$1,531	1,813	1,114	2,051	115	980	-	162	1,667	9,433

Allowance for loan losses at June 30, 2020:

Ending balance: individually evaluated for impairment	$2	5	894	11	-	-	-	-	-	912

Ending balance: collectively evaluated for impairment	1,529	1,808	220	2,040	115	980	-	162	1,667	8,521
Ending balance	$1,531	1,813	1,114	2,051	115	980	-	162	1,667	9,433

Loans at June 30, 2020:
Ending balance	$110,077	268,174	29,325	303,828	49,465	188,398	887	16,389	-	966,543

Ending balance: individually
evaluated for impairment	$8	1,657	12,297	2,084	-	275	-	-	-	16,321
Ending balance: collectively
evaluated for impairment	$110,069	266,517	17,028	301,744	49,465	188,123	887	16,389	-	950,222

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2019:
Allowance for loan losses:
Beginning balance	$813	1,325	1,177	1,278	83	626	-	161	982	6,445
Charge-offs	(21)	(22)	-	-	-	(1)	-	(316)	-	(360)
Recoveries	3	53	-	23	-	14	-	108	-	201
Provision	(32)	(44)	(61)	33	27	(91)	-	208	215	255
Ending balance	$763	1,312	1,116	1,334	110	548	-	161	1,197	6,541

Three months ended June 30, 2019:
Allowance for loan losses:
Beginning balance	$831	1,256	1,174	1,292	98	610	-	162	1,138	6,561
Charge-offs	(21)	(9)	-	-	-	-	-	(166)	-	(196)
Recoveries	2	5	-	19	-	8	-	65	-	99
Provision	(49)	60	(58)	23	12	(70)	-	100	59	77
Ending balance	$763	1,312	1,116	1,334	110	548	-	161	1,197	6,541

Allowance for loan losses at June 30, 2019:
Ending balance: individually
evaluated for impairment	$-	2	970	12	-	-	-	-	-	984
Ending balance: collectively
evaluated for impairment	763	1,310	146	1,322	110	548	-	161	1,197	5,557
Ending balance	$763	1,312	1,116	1,334	110	548	-	161	1,197	6,541

Loans at June 30, 2019:
Ending balance	$86,920	264,724	32,499	281,895	44,065	103,466	1,060	18,738	-	833,367

Ending balance: individually evaluated for impairment	$11	1,738	13,508	1,643	-	38	-	-	-	16,938

Ending balance: collectively evaluated for impairment	$86,909	262,986	18,991	280,252	44,065	103,428	1,060	18,738	-	816,429

The provision for loan losses for the three months ended June 30, 2020 was $1.4 million, compared to $77,000 for the three months ended June 30, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s Allowance for Loan and Lease Losses (“ALLL”) model due to the impact to the economy from the COVID-19 pandemic and a $34.4 million increase in loans, excluding $98.1 million in SBA PPP loans, from June 30, 2019 to June 30, 2020. PPP loans are excluded from the ALLL as PPP loans are 100 percent guaranteed by SBA. The ALLL model also includes reserves on $120.6 million in loans with payment modifications made in 2020 as a result of the COVID-19 pandemic.

The provision for loan losses for the six months ended June 30, 2020 was $2.9 million, compared to $255,000 for the six months ended June 30, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s ALLL model due to the impact to the economy from the COVID-19 pandemic and a $133.2 million increase in loans, excluding $98.1 million in SBA PPP loans, from June 30, 2019 to June 30, 2020. PPP loans are excluded from the ALLL as PPP loans are 100 percent guaranteed by SBA. The ALLL model also includes reserves on $120.6 million in loans with payment modifications made in 2020 as a result of the COVID-19 pandemic.

Reserves associated with COVID-19 payment modifications increased $1.2 million from $439,000 at March 31, 2020 to $1.6 million at June 30, 2020.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2020 and December 31, 2019:

June 30, 2020
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$138	13,742	-	-	-	742	-	626	-	15,248
2- High Quality	31,603	126,830	-	22,702	299	23,690	-	2,347	1,713	209,184
3- Good Quality	69,907	103,328	11,382	238,800	44,129	152,603	816	4,150	6,411	631,526
4- Management Attention	5,388	17,814	13,141	38,202	4,504	10,576	71	374	720	90,790
5- Watch	2,981	3,104	1,923	3,265	533	411	-	7	-	12,224
6- Substandard	60	3,356	2,879	859	-	376	-	41	-	7,571
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$110,077	268,174	29,325	303,828	49,465	188,398	887	7,545	8,844	966,543

December 31, 2019
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	8,819	-	-	-	330	-	693	-	9,842
2- High Quality	32,029	128,757	-	21,829	256	20,480	-	2,708	1,860	207,919
3- Good Quality	52,009	107,246	12,103	231,003	42,527	72,417	948	4,517	5,352	528,122
4- Management Attention	5,487	18,409	13,737	35,095	4,764	6,420	85	458	725	85,180
5- Watch	3,007	3,196	2,027	3,072	543	492	-	8	-	12,345
6- Substandard	64	3,048	2,926	256	-	124	-	48	-	6,466
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$92,596	269,475	30,793	291,255	48,090	100,263	1,033	8,432	7,937	849,874

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.9 million and $4.3 million at June 30, 2020 and December 31, 2019, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at June 30, 2020 and December 31, 2019.

There were no new TDR modifications during the six months ended June 30, 2020 and 2019.

There were no loans modified as TDR that defaulted during the six months ended June 30, 2020 and 2019, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The Bank originated $64.5 million in PPP loans during the initial round of PPP funding. A second round of PPP funding, signed into law by President Trump on April 24, 2020, provided $320 billion additional funding for the PPP. As of June 30, 2020, the Bank had originated $34.3 million in PPP loans during the second round of PPP funding. The Bank has received $4.0 million in fees from the SBA for PPP loans originated as of June 30, 2020. Total PPP loans originated as of June 30, 2020 amounted to $98.8 million.

The Bank has continued to modify payments on loans due to the COVID-19 pandemic. At June 30, 2020, loans totaling $120.6 million had payment modifications due to the COVID-19 pandemic. Loans with payment modifications associated with the COVID-19 pandemic include $111.4 million in loans secured by real estate, $8.4 million in commercial loans not secured by real estate and $788,000 in consumer loans not secured by real estate at June 30, 2020. These payment modifications are primarily interest only payments for three to six months. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2020 and 2019 is as follows:

For the three months ended June 30, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,561	5,787,504	$0.44
Effect of dilutive securities:
Restricted stock units	-	13,127
Diluted earnings per share	$2,561	5,800,631	$0.44

For the six months ended June 30, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,928	5,828,965	$0.84
Effect of dilutive securities:
Restricted stock units	-	13,284
Diluted earnings per share	$4,928	5,842,249	$0.84

For the three months ended June 30, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,813	5,940,556	$0.64
Effect of dilutive securities:
Restricted stock units	-	24,453
Diluted earnings per share	$3,813	5,965,009	$0.64

For the six months ended June 30, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$7,480	5,968,368	$1.25
Effect of dilutive securities:
Restricted stock units	-	24,412
Diluted earnings per share	$7,480	5,992,780	$1.25

(5)
Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. The 2009 Plan expired on May 7, 2019 but still governs the rights and obligations of the parties for grants made thereunder. As of June 30, 2020, there were no outstanding shares under the 2009 Plan.

The Company granted 16,583 restricted stock units under the 2009 Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the 2009 Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the 2009 Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the 2009 Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the 2009 Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values for the restricted stock units granted in 2015 through 2017 have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for the 2015, 2016, 2017, 2018 and 2019 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of June 30, 2020, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $97,000.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2020 (the “2020 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. A total of 292,365 shares are currently reserved for possible issuance under the 2020 Plan. All stock-based rights under the 2020 Plan must be granted or awarded by May 7, 2030 (or ten years from the 2020 Plan effective date).

The Company granted 7,635 restricted stock units under the 2020 Plan at a grant date fair value of $17.08 per share during the second quarter of 2020. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for 2020 grants). As of June 30, 2020, the total unrecognized compensation expense related to the restricted stock unit grants under the 2020 Plan was $226,000.

The Company recognized a $75,000 credit to compensation expense for restricted stock unit awards granted under the 2009 Plan and 2020 Plan for the six months ended June 30, 2020 due to a reduction in the Company’s stock price from $32.85 per share at December 31, 2019, compared to $17.67 per share at June 30, 2020. The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan of $170,000 for the six months ended June 30, 2019.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)
	June 30, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$77,661	-	77,661	-
U.S. Government
sponsored enterprises	$22,988	-	22,988	-
State and political subdivisions	$106,570	-	106,570	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2019
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$78,956	-	78,956	-
U.S. Government
sponsored enterprises	$28,397	-	28,397	-
State and political subdivisions	$88,143	-	88,143	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the six months ended June 30, 2020.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at June 30, 2020 and December 31, 2019 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2020	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$10,594	-	-	10,594
Impaired loans	$21,554	-	-	21,554

(Dollars in thousands)
	Fair Value Measurements December 31, 2019	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$4,417	-	-	4,417
Impaired loans	$20,347	-	-	20,347

(Dollars in thousands)
	Fair Value June 30, 2020	Fair Value December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$ 10,594	4,417	Rate lock commitment	N/A	N/A
Impaired loans	$ 21,554	20,347	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$189,639	189,639	-	-	189,639
Investment securities available for sale	$207,469	-	207,219	250	207,469
Other investments	$7,196	-	-	7,196	7,196
Mortgage loans held for sale	$10,594	-	-	10,594	10,594
Loans, net	$957,110	-	-	949,158	949,158
Cash surrender value of life insurance	$16,507	-	16,507	-	16,507

Liabilities:
Deposits	$1,154,329	-	-	1,148,380	1,148,380
Securities sold under agreements
to repurchase	$31,747	-	31,747	-	31,747
FHLB borrowings	$70,000	-	-	69,974	69,974
Junior subordinated debentures	$15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$52,387	52,387	-	-	52,387
Investment securities available for sale	$195,746	-	195,496	250	195,746
Other investments	$4,231	-	-	4,231	4,231
Mortgage loans held for sale	$4,417	-	-	4,417	4,417
Loans, net	$843,194	-	-	819,397	819,397
Cash surrender value of life insurance	$16,319	-	16,319	-	16,319

Liabilities:
Deposits	$966,517	-	-	955,766	955,766
Securities sold under agreements
to repurchase	$24,221	-	24,221	-	24,221
Junior subordinated debentures	$15,619	-	15,619	-	15,619

(7)
Leases

As of June 30, 2020, the Company had operating ROU assets of $3.4 million and operating lease liabilities of $3.4 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by ASU 2016-02, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of June 30, 2020 and 2019.

(Dollars in thousands)
	June 30, 2020	June 30, 2019

Operating lease cost $	$443	446

Other information:
Cash paid for amounts included in the measurement of lease liabilities	432	433
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	132	-
Weighted-average remaining lease term - operating leases	7.03	7.05
Weighted-average discount rate - operating leases	3.13%	3.17%

The following table presents lease maturities as of June 30, 2020 and December 31, 2019.

Maturity Analysis of Operating Lease Liabilities:	June 30, 2020	December 31, 2019

2020	$420	$823
2021	822	793
2022	525	501
2023	416	393
2024	328	304
Thereafter	1,325	1,320
Total	3,836	4,134
Less: Imputed Interest	(433)	(487)
Operating Lease Liability	$3,403	$3,647

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

COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely affected. On March 3, 2020, the Federal Reserve Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations. Prior to the occurrence of the COVID-19 pandemic, economic conditions, while not as robust as those experienced in the pre-crisis period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. See Significant Developments below for additional information regarding the impact of the COVID-19 pandemic on the Company’s business.

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

Significant Developments

Impact of COVID-19

The COVID-19 pandemic in the United States, and efforts to contain it, have had a complex and significant adverse impact on the economy, the banking industry and the Company. The impact on future fiscal periods is subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in North Carolina where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. In North Carolina, schools closed for the remainder of the school year, most retail establishments, including restaurants and entertainment venues, were ordered to close for varying lengths of time, and non-critical healthcare services were significantly curtailed. Since the initial shut down in March 2020, phased reopening plans began in mid-May subject to public health reopening guidelines and limitations on capacity.

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

●
On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 3 of the financial statements for additional disclosure of loan modifications as of June 30, 2020

●
On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the financial statements for additional disclosure of loan modifications as of June 30, 2020.

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

●
In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regular institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve's PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had and will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected, as described in further detail below.

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

●
On March 19, 2020, we restricted branch customer activity to drive-up and appointment only services. Branch lobbies were reopened on May 20, 2020. One branch office remains closed due to limited lobby space. All business functions continue to be operational. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

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

Results of Operations

Summary. Net earnings were $2.6 million or $0.44 basic and diluted net earnings per share for the three months ended June 30, 2020, as compared to $3.8 million or $0.64 basic and diluted net earnings per share for the same period one year ago. The decrease in second quarter net earnings is primarily the result of a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, as discussed below.

The annualized return on average assets was 0.76% for the three months ended June 30, 2020, compared to 1.37% for the same period one year ago, and annualized return on average shareholders’ equity was 7.64% for the three months ended June 30, 2020, compared to 11.96% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $10.7 million for the three months ended June 30, 2020, compared to $11.6 million for the three months ended June 30, 2019. The decrease in net interest income was primarily due to a $737,000 decrease in interest income and a $131,000 increase in interest expense. The decrease in interest income was primarily due to a $714,000 decrease in interest income on loans resulting from the 1.50% reduction in Prime Rate in March 2020. The increase in interest expense was primarily due to an increase in interest bearing deposits and borrowings from the FHLB and an increase in interest rates on deposits.

Interest income was $11.6 million for the three months ended June 30, 2020, compared to $12.4 million for the three months ended June 30, 2019. The decrease in interest income was primarily due to a $714,000 decrease in interest income on loans resulting from the 1.50% reduction in Prime Rate in March 2020. During the three months ended June 30, 2020, average loans increased $115.2 million to $947.3 million from $832.1 million for the three months ended June 30, 2019. During the three months ended June 30, 2020, average investment securities available for sale increased $9.9 million to $195.1 million from $185.2 million for the three months ended June 30, 2019. The average yield on loans for the three months ended June 30, 2020 and 2019 was 4.32% and 5.25%, respectively. The average yield on investment securities available for sale was 3.09% and 3.48% for the three months ended June 30, 2020 and 2019, respectively. The average yield on earning assets was 3.77% and 4.91% for the three months ended June 30, 2020 and 2019, respectively.

  Interest expense was $912,000 for the three months ended June 30, 2020, compared to $781,000 for the three months ended June 30, 2019. The increase in interest expense was primarily due to an increase in interest bearing deposits and borrowings from FHLB and an increase in interest rates on deposits. During the three months ended June 30, 2020, average interest bearing non-maturity deposits increased $80.9 million to $570.2 million from $589.3 million for the three months ended June 30, 2019. During the three months ended June 30, 2020, average certificates of deposit increased $360,000 to $100.1 million from $99.7 million for the three months ended June 30, 2019. Average FHLB borrowings increased $69.4 million to $70.0 million for the three months ended June 30, 2020 from $551,000 for the three months ended June 30, 2019. The average rate paid on interest-bearing checking and savings accounts was 0.32% and 0.26% for the three months ended June 30, 2020 and 2019, respectively. The average rate paid on certificates of deposit was 0.90% for the three months ended June 30, 2020, compared to 0.69% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.47% for the three months ended June 30, 2020, compared to 0.48% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2020 and 2019. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended June 30, 2020 and 2019 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$947,344	10,180	4.32%	$832,150	10,894	5.25%
Investments - taxable	85,505	554	2.61%	60,450	472	3.13%
Investments - nontaxable*	117,271	1,004	3.44%	129,699	1,184	3.66%
Federal funds sold	75,393	22	0.12%	-	-	0.00%
Other	33,070	41	0.50%	5,422	35	2.59%

Total interest-earning assets	1,258,583	11,801	3.77%	1,027,721	12,585	4.91%

Non-interest earning assets:
Cash and due from banks	37,250			36,604
Allowance for loan losses	(8,084)			(6,557)
Other assets	72,659			57,112

Total assets	$1,360,408			$1,114,880

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$570,220	448	0.32%	$489,305	320	0.26%
Time deposits	100,064	224	0.90%	99,704	171	0.69%
FHLB borrowings	70,000	102	0.59%	551	3	2.18%
Trust preferred securities	15,464	90	2.34%	20,619	220	4.28%
Other	28,804	48	0.67%	46,074	67	0.58%

Total interest-bearing liabilities	784,552	912	0.47%	656,253	781	0.48%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	434,109			324,813
Other liabilities	6,944			5,949
Shareholders' equity	134,803			127,865

Total liabilities and shareholder's equity	$1,360,408			$1,114,880

Net interest spread		$10,889	3.30%		$11,804	4.43%

Net yield on interest-earning assets			3.48%			4.61%

Taxable equivalent adjustment
Investment securities		$163			$210

Net interest income		$10,726			$11,594

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $24.7 million in 2020 and $33.6 million in 2019. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2020 and 2019.

Year-to-date net interest income as of June 30, 2020 was $21.9 million, compared to $23.0 million for the same period one year ago. The decrease in net interest income was primarily due to a $670,000 decrease in interest income and a $415,000 increase in interest expense. The decrease in interest income was primarily due to a $653,000 decrease in interest income on loans resulting from the 1.50% reduction in Prime Rate in March 2020. The increase in interest expense was primarily due to an increase in interest bearing deposits and FHLB borrowings and an increase in interest rates on deposits.

Interest income was $23.9 million for the six months ended June 30, 2020, compared to $24.6 million for the six months ended June 30, 2019. The decrease in interest income was primarily due to a $653,000 decrease in interest income on loans resulting from the 1.50% reduction in Prime Rate in March 2020. During the six months ended June 30, 2020, average loans increased $80.8 million to $904.5 million from $823.7 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, average investment securities available for sale increased $4.5 million to $192.0 million from $187.5 million for the six months ended June 30, 2019. The average yield on loans for the six months ended June 30, 2020 and 2019 was 4.64% and 5.27%, respectively. The average yield on investment securities available for sale was 3.12% and 3.58% for the six months ended June 30, 2020 and 2019, respectively. The average yield on earning assets was 4.12% and 4.94% for the six months ended June 30, 2020 and 2019, respectively.

Interest expense was $2.0 million for the six months ended June 30, 2020, compared to $1.5 million for the six months ended June 30, 2019. The increase in interest expense was primarily due to an increase in interest bearing deposits and borrowings from FHLB and an increase in interest rates on deposits. During the six months ended June 30, 2020, average interest bearing non-maturity deposits increased $61.1 million to $545.7 million from $484.6 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, average certificates of deposit increased $1.5 million to $103.1 million from $101.6 million for the six months ended June 30, 2019. Average FHLB borrowings increased $53.2 million to $56.9 million for the six months ended June 30, 2020 from $3.7 million for the six months ended June 30, 2019. The average rate paid on interest-bearing checking and savings accounts was 0.36% and 0.25% for the six months ended June 30, 2020 and 2019, respectively. The average rate paid on certificates of deposit was 0.98% for the six months ended June 30, 2020, compared to 0.64% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.53% for the six months ended June 30, 2020, compared to 0.47% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2020 and 2019. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the six months ended June 30, 2020 and 2019 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Six months ended			Six months ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$904,489	20,860	4.64%	$823,723	21,513	5.27%
Investments - taxable	84,402	1,180	2.81%	59,029	940	3.21%
Investments - nontaxable*	114,694	1,944	3.41%	133,557	2,489	3.76%
Federal funds sold	52,491	145	0.56%	-	-	0.00%
Other	25,161	84	0.67%	4,247	49	2.33%

Total interest-earning assets	1,181,237	24,213	4.12%	1,020,556	24,991	4.94%

Non-interest earning assets:
Cash and due from banks	37,113			35,181
Allowance for loan losses	(7,382)			(6,493)
Other assets	67,705			54,171

Total assets	$1,278,673			$1,103,415

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$545,742	973	0.36%	$484,642	602	0.25%
Time deposits	103,121	501	0.98%	101,597	322	0.64%
FHLB borrowings	56,923	166	0.59%	3,704	49	2.67%
Trust preferred securities	15,520	220	2.85%	20,619	446	4.36%
Other	25,885	93	0.72%	43,171	119	0.56%

Total interest-bearing liabilities	747,191	1,953	0.53%	653,733	1,538	0.47%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	389,975			318,575
Other liabilities	5,732			2,597
Shareholders' equity	135,775			128,510

Total liabilities and shareholder's equity	$1,278,673			$1,103,415

Net interest spread		$22,260	3.60%		$23,453	4.47%

Net yield on interest-earning assets			3.79%			4.63%

Taxable equivalent adjustment
Investment securities		$325			$433

Net interest income		$21,935			$23,020

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $26.1 million in 2020 and $34.3 million in 2019. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2020 and 2019.

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

	Three months ended June 30, 2020 compared to three months ended June 30, 2019			Six months ended June 30, 2020 compared to six months ended June 30, 2019
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$1,373	(2,087)	(714)	1,986	(2,639)	(653)
Investments - taxable	179	(97)	82	379	(139)	240
Investments - nontaxable	(110)	(70)	(180)	(336)	(209)	(545)
Federal funds sold	11	11	22	73	72	145
Other	106	(101)	5	155	(121)	34
Total interest income	1,559	(2,344)	(785)	2,257	(3,036)	(779)

Interest expense:
NOW, MMDA & savings deposits	58	70	128	92	279	371
Time deposits	1	53	54	6	173	179
FHLB borrowings	240	(141)	99	430	(313)	117
Trust preferred securities	(43)	(87)	(130)	(91)	(135)	(226)
Other	(27)	7	(20)	(55)	29	(26)
Total interest expense	229	(98)	131	382	33	415
Net interest income	$1,330	(2,246)	(916)	1,875	(3,069)	(1,194)

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2020 was $1.4 million, compared to $77,000 for the three months ended June 30, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s ALLL model due to the impact to the economy from the COVID-19 pandemic and a $133.2 million increase in loans, excluding $98.1 million in PPP loans, from June 30, 2019 to June 30, 2020. The ALLL model also includes reserves on $120.6 million in loans with payment modifications made in 2020 as a result of the COVID-19 pandemic. Reserves associated with COVID-19 payment modifications increased $1.2 million from $439,000 at March 31, 2020 to $1.6 million at June 30, 2020. Loans with payment modifications associated with the COVID-19 pandemic include $111.4 million in loans secured by real estate, $8.4 million in commercial loans not secured by real estate and $788,000 in consumer loans not secured by real estate at June 30, 2020. These payment modifications are primarily interest only payments for three to six months. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

The provision for loan losses for the six months ended June 30, 2020 was $2.9 million, compared to $255,000 for the six months ended June 30, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s ALLL model due to the impact to the economy from the COVID-19 pandemic and a $133.2 million increase in loans, excluding $98.1 million in PPP loans, from June 30, 2019 to June 30, 2020. The ALLL model also includes reserves on $120.6 million in loans with payment modifications made in 2020 as a result of the COVID-19 pandemic. Reserves associated with COVID-19 payment modifications increased $1.2 million from $439,000 at March 31, 2020 to $1.6 million at June 30, 2020.

Non-Interest Income. Total non-interest income was $5.2 million for the three months ended June 30, 2020, compared to $4.4 million for the three months ended June 30, 2019. The increase in non-interest income is primarily attributable to a $622,000 increase in appraisal management fee income due to an increase in the volume of appraisals, a $457,000 increase in gains on the sale of securities and a $252,000 increase in mortgage banking income, which were partially offset by a $435,000 decrease in service charges and fees primarily due to service charge and fee concessions associated with the COVID-19 pandemic.

Non-interest income was $9.8 million for the six months ended June 30, 2020, compared to $8.5 million for the six months ended June 30, 2019. The increase in non-interest income is primarily attributable to a $1.1 million increase in appraisal management fee income due to an increase in the volume of appraisals, a $427,000 increase in mortgage banking income and a $226,000 increase in gains on the sale of securities, which were partially offset by a $396,000 decrease in service charges and fees primarily due to service charge and fee concessions associated with the COVID-19 pandemic.

Non-Interest Expense. Total non-interest expense was $11.5 million for the three months ended June 30, 2020, compared to $11.2 million for the three months ended June 30, 2019. The increase in non-interest expense was primarily attributable to a $469,000 increase in appraisal management fee expense due to an increase in the volume of appraisals.

Non-interest expense was $22.9 million for the six months ended June 30, 2020, compared to $22.2 million for the six months ended June 30, 2019. The increase in non-interest expense was primarily due to an $841,000 increase in appraisal management fee expense due to an increase in the volume of appraisals.

Income Taxes. Income tax expense was $535,000 for the three months ended June 30, 2020, compared to $845,000 for the three months ended June 30, 2019. The effective tax rate was 17.28% for the three months ended June 30, 2020, compared to 18.14% for the three months ended June 30, 2019. Income tax expense was $1.0 million for the six months ended June 30, 2020, compared to $1.6 million for the six months ended June 30, 2019. The effective tax rate was 16.90% for the six months ended June 30, 2020, compared to 17.89% for the six months ended June 30, 2019.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $207.5 million at June 30, 2020, compared to $195.7 million at December 31, 2019. Average investment securities available for sale for the six months ended June 30, 2020 were $192.0 million, compared to $185.3 million for the year ended December 31, 2019.

Loans. At June 30, 2020, loans were $966.5 million, compared to $849.9 million at December 31, 2019. Average loans represented 77% and 79% of average earning assets for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

The Company had $10.6 million and $4.4 million in mortgage loans held for sale as of June 30, 2020 and December 31, 2019, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At June 30, 2020, the Company had $98.1 million in residential mortgage loans, $106.5 million in home equity loans and $446.5 million in commercial mortgage loans, which include $353.3 million secured by commercial property and $93.2 million secured by residential property. Residential mortgage loans include $29.3 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At June 30, 2020, the Company had $110.1 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	37	$8,232	$-
Land acquisition and development - residential purposes	169	21,316	-
1 to 4 family residential construction	123	28,385	-
Commercial construction	33	52,144	-
Total construction and land development	362	$110,077	$-

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.9 million and $4.3 million at June 30, 2020 and December 31, 2019, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at June 30, 2020 and December 31, 2019.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at June 30, 2020 was $9.4 million or 0.98% of total loans, compared to $6.7 million or 0.79% of total loans at December 31, 2019. The increase in the allowance for loan losses is due to the current economic implications and rising unemployment rate impacting the economy due to the COVID-19 pandemic and a $133.2 million increase in loans, excluding $98.1 million in PPP loans, from June 30, 2019 to June 30, 2020. The ALLL model also includes reserves on $120.6 million in loans with payment modifications as a result of the COVID-19 pandemic.

	Percentage of Loans
	By Risk Grade
Risk Grade	6/30/2020	12/31/2020
Risk Grade 1 (Excellent Quality)	1.58%	1.16%
Risk Grade 2 (High Quality)	21.64%	24.46%
Risk Grade 3 (Good Quality)	65.35%	62.15%
Risk Grade 4 (Management Attention)	9.39%	10.02%
Risk Grade 5 (Watch)	1.26%	1.45%
Risk Grade 6 (Substandard)	0.78%	0.76%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At June 30, 2020, including non-accrual loans, there were two relationships exceeding $1.0 million in the Watch risk grade (which totaled $3.1 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $4.0 million at June 30, 2020 or 0.28% of total assets, compared to $3.6 million or 0.31% of total assets at December 31, 2019. Non-accrual loans were $4.0 million at June 30, 2020 and $3.6 million at December 31, 2019. As a percentage of total loans outstanding, non-accrual loans were 0.41% at June 30, 2020, compared to 0.42% at December 31, 2019. Non-performing loans include $3.7 million in commercial and residential mortgage loans and $299,000 in other loans at June 30, 2020, compared to $3.4 million in commercial and residential mortgage loans and $155,000 in other loans at December 31, 2019. The Bank had no loans 90 days past due and still accruing at June 30, 2020 and December 31, 2019. The Bank had no other real estate owned at June 30, 2020 and December 31, 2019.

Deposits. Total deposits at June 30, 2020 were $1.2 billion compared to $966.5 million at December 31, 2019. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $1.1 billion at June 30, 2020, compared to $932.2 million at December 31, 2019.

Borrowed Funds. FHLB borrowings were $70.0 million at June 30, 2020. There were no FHLB borrowings outstanding at December 31, 2019. The increase in FHLB borrowings reflects a new $70.0 million FHLB advance executed in February 2020 to take advantage of a ten-year convertible advance program available from the FHLB at a rate of 0.58%.

Securities sold under agreements to repurchase were $31.7 million at June 30, 2020, compared to $24.2 million at December 31, 2019.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million and $15.6 million at June 30, 2020 and December 31, 2019, respectively.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the six months ended June 30, 2020 totaled $1.2 billion, exceeding average rate sensitive liabilities of $747.2 million by $434.0 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of June 30, 2020.

Included in the rate sensitive assets are $245.5 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At June 30, 2020, the Company had $147.5 million in loans with interest rate floors. The floors were in effect on $128.8 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.87% higher than the indexed rate on the promissory notes without interest rate floors.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2020, such unfunded commitments to extend credit were $302.3 million, while commitments in the form of standby letters of credit totaled $4.1 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2020, the Company’s core deposits totaled $1.1 billion, or 97.88% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 5.78% as of June 30, 2020.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. FHLB borrowings were $70 million at June 30, 2020. There were no FHLB borrowings outstanding at December 31, 2019. At June 30, 2020, the carrying value of loans pledged as collateral to the FHLB totaled $182.7 million compared to $139.4 million at December 31, 2019. The remaining availability under the line of credit with the FHLB was $53.3 million at June 30, 2020 compared to $86.1 million at December 31, 2019. The Bank had no borrowings from the FRB at June 30, 2020 or December 31, 2019. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At June 30, 2020, the carrying value of loans pledged as collateral to the FRB totaled $473.8 million compared to $452.6 million at December 31, 2019.

The Bank also had the ability to borrow up to $82.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of June 30, 2020.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 29.19% at June 30, 2020 and 18.20% at December 31, 2019. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2020 and December 31, 2019.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of June 30, 2020 and December 31, 2019 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2020	December 31, 2019
Contractual Cash Obligations
Long-term borrowings	$70,000	-
Junior subordinated debentures	$15,464	15,619
Operating lease obligations	3,718	4,134
Total	$89,182	19,753
Other Commitments
Commitments to extend credit	$302,272	276,338
Standby letters of credit and financial guarantees written	4,071	3,558
Income tax credits	184	333
Total	$306,527	280,229

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

Capital Resources. Shareholders’ equity was $137.0 million, or 9.61% of total assets, at June 30, 2020, compared to $134.1 million, or 11.61% of total assets, at December 31, 2019.

Annualized return on average equity for the six months ended June 30, 2020 was 7.30%, compared to 11.74% for the six months ended June 30, 2019. Total cash dividends paid on common stock were $2.6 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In January of 2020, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $3 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $3.0 million, or 126,800 shares of its common stock, under this stock repurchase program as of June 30, 2020.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million and $20.0 million in trust preferred securities at June 30, 2020 and December 31, 2019, respectively. The Company’s Tier 1 capital ratio was 14.13% and 15.37% at June 30, 2020 and December 31, 2019, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.05% and 16.08% at June 30, 2020 and December 31, 2019, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 12.67% and 13.79% at June 30, 2020 and December 31, 2019, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.69% and 11.91% at June 30, 2020 and December 31, 2019, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.72% and 15.09% at June 30, 2020 and December 31, 2019, respectively. The total risk-based capital ratio for the Bank was 14.64% and 15.79% at June 30, 2020 and December 31, 2019, respectively. The Bank’s common equity Tier 1 capital ratio was 13.72% and 15.09% at June 30, 2020 and December 31, 2019, respectively. The Bank’s Tier 1 leverage capital ratio was 10.32% and 11.61% at June 30, 2020 and December 31, 2019, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2020.

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

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, and an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and could impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak has led to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it could be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we could experience significant disruptions across our business due to these effects, possibly leading to decreased earnings, significant slowdowns in our loan collections or increased loan defaults.

COVID-19 has and may continue to impact businesses’ and consumers’ desire or financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the various industries impacted by COVID-19 and/or are located in areas that had been quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. Prolonged spread of COVID-19 and the related suppression of business activities would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases has resulted in or may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

We believe that the economic impact from COVID-19 could have an adverse impact on our business and could result in losses in our loan portfolio, all of which would impact our earnings and capital. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain.

As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 - 30, 2020	1,608	$18.97	-	$1,178

May 1 - 31, 2020	423	17.41	-	$1,178

June 1 - 30, 2020	561	18.08	-	$1,178

Total	2,592(1)	$18.38	-

(1)
The Company purchased 2,592 shares on the open market in the three months ended June 30, 2020 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (10)(xxi)	2020 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to the Form DEF 14A filed with the Securities and Exchange Commission on March 25, 2020

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2020, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 6, 2020	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

August 6, 2020	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)