Form 10-Q
period 2020-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2020-11-04
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,787,504 shares of common stock, outstanding at October 31, 2020.

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

PART I.
FINANCIAL INFORMATION

Item 1.
Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
September 30, 2020 and December 31, 2019
(Dollars in thousands)

	September 30,	December 31,
Assets	2020	2019
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements
of $0 at 9/30/20 and $13,210 at 12/31/19	$48,355	48,337
Interest-bearing deposits	15,778	720
Federal funds sold	140,095	3,330
Cash and cash equivalents	204,228	52,387

Investment securities available for sale	222,991	195,746
Other investments	7,163	4,231
Total securities	230,154	199,977

Mortgage loans held for sale	8,960	4,417

Loans	970,232	849,874
Less allowance for loan losses	(9,892)	(6,680)
Net loans	960,340	843,194

Premises and equipment, net	19,057	18,604
Cash surrender value of life insurance	16,742	16,319
Other real estate	128	-
Right of use lease asset	3,097	3,622
Accrued interest receivable and other assets	15,903	16,362
Total assets	$1,458,609	1,154,882

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$455,199	338,004
NOW, MMDA & savings	626,674	516,757
Time, $250,000 or more	24,717	34,269
Other time	79,806	77,487
Total deposits	1,186,396	966,517

Securities sold under agreements to repurchase	34,151	24,221
FHLB borrowings	70,000	-
Junior subordinated debentures	15,464	15,619
Lease liability	3,139	3,647
Accrued interest payable and other liabilities	10,008	10,758
Total liabilities	1,319,158	1,020,762

Commitments

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,787,504 shares
at September 30, 2020 and 5,912,300 shares at December 31, 2019	56,871	59,813
Retained earnings	76,580	70,663
Accumulated other comprehensive income	6,000	3,644
Total shareholders' equity	139,451	134,120
Total liabilities and shareholders' equity	$1,458,609	1,154,882

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$10,507	11,004	31,367	32,517
Interest on due from banks	19	87	103	136
Interest on fededal funds sold	33	-	178	-
Interest on investment securities:
U.S. Government sponsored enterprises	528	628	1,864	1,942
State and political subdivisions	717	671	2,042	2,265
Other	64	40	202	128
Total interest income	11,868	12,430	35,756	36,988

Interest expense:
NOW, MMDA & savings deposits	482	455	1,455	1,057
Time deposits	224	259	725	581
FHLB borrowings	103	21	269	70
Junior subordinated debentures	76	210	296	656
Other	57	49	150	168
Total interest expense	942	994	2,895	2,532
Net interest income	10,926	11,436	32,861	34,456

Provision for loan losses	522	422	3,460	677
Net interest income after provision for loan losses	10,404	11,014	29,401	33,779

Non-interest income:
Service charges	809	1,178	2,635	3,409
Other service charges and fees	188	202	543	548
Gain/(loss) on sale of investment securities	1,688	(5)	2,145	226
Mortgage banking income	750	376	1,635	834
Insurance and brokerage commissions	200	206	647	642
Appraisal management fee income	1,871	1,311	4,955	3,285
Gain/(loss) on sale and write-down of
other real estate	(47)	(1)	(47)	(18)
Miscellaneous	1,673	1,441	4,453	4,287
Total non-interest income	7,132	4,708	16,966	13,213

Non-interest expense:
Salaries and employee benefits	5,737	5,695	16,996	17,060
Occupancy	1,943	1,861	5,725	5,409
Professional fees	374	237	1,121	955
Advertising	152	234	566	775
Debit card expense	278	201	766	667
FDIC Insurance	81	(36)	169	116
Appraisal management fee expense	1,478	1,012	3,845	2,538
Other	1,871	2,063	5,627	5,907
Total non-interest expense	11,914	11,267	34,815	33,427
Earnings before income taxes	5,622	4,455	11,552	13,565

Income tax expense	1,113	834	2,115	2,464

Net earnings	$4,509	3,621	9,437	11,101

Basic net earnings per share	$0.78	0.62	1.62	1.87
Diluted net earnings per share	$0.78	0.61	1.62	1.86
Cash dividends declared per share	$0.15	0.14	0.60	0.52

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$4,509	3,621	9,437	11,101

Other comprehensive income:
Unrealized holding gains on securities
available for sale	93	700	5,204	4,584
Reclassification adjustment for (gains) losses on
securities available for sale
included in net earnings	(1,688)	5	(2,145)	(226)

Total other comprehensive income (loss),
before income taxes	(1,595)	705	3,059	4,358

Income tax expense related to other
comprehensive income:

Unrealized holding gains on securities
available for sale	21	161	1,196	1,054
Reclassification adjustment for (gains) losses
on securities available for sale
included in net earnings	(388)	1	(493)	(52)

Total income tax expense related to
other comprehensive income (loss)	(367)	162	703	1,002

Total other comprehensive income (loss),
net of tax	(1,228)	543	2,356	3,356

Total comprehensive income	$3,281	4,164	11,793	14,457

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2019	5,912,300	$59,813	70,663	3,644	134,120

Common stock repurchase	(126,800)	(2,999)	-	-	(2,999)
Cash dividends declared on
common stock	-	-	(1,779)	-	(1,779)
Restricted stock units exercised	2,004	57	-	-	57
Net earnings	-	-	2,367	-	2,367
Change in accumulated other
comprehensive income, net of tax	-	-	-	2,090	2,090
Balance, March 31, 2020	5,787,504	56,871	71,251	5,734	133,856

Cash dividends declared on
common stock	-	-	(870)	-	(870)
Net earnings	-	-	2,561	-	2,561
Change in accumulated other
comprehensive income, net of tax	-	-	-	1,494	1,494
Balance, June 30, 2020	5,787,504	$56,871	72,942	7,228	137,041

Cash dividends declared on
common stock	-	-	(871)	-	(871)
Net earnings	-	-	4,509	-	4,509
Change in accumulated other
comprehensive income, net of tax	-	-	-	(1,228)	(1,228)
Balance, September 30, 2020	5,787,504	$56,871	76,580	6,000	139,451

Balance, December 31, 2018	5,995,256	$62,096	60,535	986	123,617

Common stock repurchase	(5,518)	(152)	-	-	(152)
Cash dividends declared on
common stock	-	-	(1,445)	-	(1,445)
Restricted stock units exercised	7,398	207	-	-	207
Net earnings	-	-	3,667	-	3,667
Change in accumulated other
comprehensive income, net of tax	-	-	-	690	690
Balance, March 31, 2019	5,997,136	62,151	62,757	1,676	126,584

Common stock repurchase	(63,996)	(1,761)	-	-	(1,761)
Cash dividends declared on
common stock	-	-	(832)	-	(832)
Net earnings	-	-	3,813	-	3,813
Change in accumulated other
comprehensive income, net of tax	-	-	-	2,123	2,123
Balance, June 30, 2019	5,933,140	$60,390	65,738	3,799	129,927

Common stock repurchase	(20,840)	(577)	-	-	(577)
Cash dividends declared on
common stock	-	-	(831)	-	(831)
Restricted stock units exercised	-	-	-	-	-
Net earnings	-	-	3,621	-	3,621
Change in accumulated other
comprehensive income, net of tax	-	-	-	543	543
Balance, September 30, 2019	5,912,300	$59,813	68,528	4,342	132,683

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Nine Months Ended Septemer 30, 2020 and 2019
(Dollars in thousands)

	2020	2019
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$9,437	11,101
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,080	2,949
Provision for loan losses	3,460	677
Deferred income taxes	(25)	(7)
Gain on sale of investment securities	(2,145)	(226)
Loss (gain) on sale of other real estate	-	1
Write-down of other real estate	47	17
Loss on sale of premises and equipment	-	138
Restricted stock expense	(73)	201
Proceeds from sales of mortgage loans held for sale	78,526	34,002
Origination of mortgage loans held for sale	(83,069)	(37,585)
Change in:
Cash surrender value of life insurance	(283)	(286)
Right of use lease asset	525	585
Other assets	(219)	(790)
Lease liabilty	(508)	(935)
Other liabilities	(677)	(765)
Net cash provided by operating activities	8,076	9,077

Cash flows from investing activities:
Purchases of investment securities available for sale	(90,233)	(36,515)
Proceeds from sales, calls and maturities of investment securities
available for sale	52,289	36,700
Proceeds from paydowns of investment securities available for sale	14,635	11,416
Purchases of other investments	-	-
Proceeds from paydowns on other investments	132	132
Purchases of FHLB stock	(3,031)	(2,976)
Net change in loans	(120,781)	(42,146)
Purchases of premises and equipment	(2,298)	(2,800)
Purchases of bank owned life insurance	(140)	-
Proceeds from sale of premises and equipment	-	697
Proceeds from sale of other real estate and repossessions	-	9
Net cash used by investing activities	(149,427)	(35,483)

Cash flows from financing activities:
Net change in deposits	219,879	84,355
Net change in securities sold under agreement to repurchase	9,930	(36,168)
Proceeds from FHLB borrowings	70,000	184,500
Repayments of FHLB borrowings	-	(114,500)
Proceeds from Fed Funds purchased	6,935	100,075
Repayments of Fed Funds purchased	(6,935)	(100,075)
Repayment of Junior Subordinated Debt	(155)	-
Restricted stock units exercised	57	-
Common stock repurchased	(2,999)	(2,490)
Cash dividends paid on common stock	(3,520)	(3,108)
Net cash provided by financing activities	293,192	112,589

Net change in cash and cash equivalents	151,841	86,183

Cash and cash equivalents at beginning of period	52,387	43,370

Cash and cash equivalents at end of period	$204,228	129,553

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)

	2020	2019
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,908	2,510
Income taxes	$1,651	2,463

Noncash investing and financing activities:
Change in unrealized gain on investment securities
available for sale, net	$2,356	3,356
Issuance of accrued restricted stock units	$57	207
Transfers of loans to other real estate and repossessions	$175	26
Initial recognition of lease right of use asset and lease liability	$450	4,401

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

The following disclosures involve the Company’s material income streams derived from contracts with customers which are within the scope of ASU 2014-09. Through the Company’s wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of the Company’s customers. The Company receives commissions from this third party investment advisor based on the volume of business that the Company’s customers do with such investment advisor. Total revenue recognized from these contracts was $646,000 and $641,000 for the nine months ended September 30, 2020 and 2019, respectively. The Company utilizes third parties to contract with the Company’s customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company’s customers. Total revenue recognized from these contracts with these third parties was $3.1 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively. Through the Company’s wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized from these contracts with customers was $618,000 and $500,000 for the nine months ended September 30, 2020 and 2019, respectively. Through the Company’s wholly-owned subsidiary, CBRES, the Company provides appraisal management services. Total revenue recognized from these contracts with customers was $5.0 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. Due to the nature of the Company’s relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. The Company’s portfolio of services provided to the Company’s customers consists of over 50,000 active contracts. The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the nine months ended September 30, 2020 derived from contracts in which services are transferred at a point in time was approximately $6.0 million. None of the Company’s revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors, such as the financial stress impacting businesses and individuals as a result of the novel coronavirus (“COVID-19”) pandemic, could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair a customers’ ability to provide payment for services. For the Company’s deposit contracts, this risk is mitigated as the Company generally deducts payments from customers’ accounts as services are rendered. For the Company’s appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

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

Initially transition from Topic 840 to Topic 842 required a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11, which, among other things, provided an additional transition method that would allow entities to not apply the initial guidance of ASU 2016-02 to the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company chose the transition method of adoption provided by ASU 2018-11, therefore, the Company has applied this standard to all existing leases as of the adoption date of January 1, 2019, recording a ROU asset and a lease liability and a cumulative-effect adjustment to the opening balance of retained earnings (if applicable) in the period of adoption. With this transition method, comparative prior period disclosures will be under the previous accounting guidance for leases (Topic 840). This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.

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

A director of the Company has a membership interest in a company that leases two branch facilities to the Bank. The Bank’s lease payments for these facilities totaled $173,000 for the nine months ended September 30, 2020 and 2019. The Bank purchased these branch facilities in September 2020.

The following table provides a summary of ASU’s issued by the FASB that the Company has not adopted as of September 30, 2020, which may impact the Company’s financial statements.

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
ASU 2020-06: Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

	Guidance to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity.	January 1, 2022	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

 (2)
Investment Securities

Investment securities available for sale at September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)
	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$112,274	3,242	533	114,983
U.S. Government
sponsored enterprises	7,479	342	213	7,608
State and political subdivisions	95,196	4,975	21	100,150
Trust preferred securities	250	-	-	250
Total	$215,199	8,559	767	222,991

(Dollars in thousands)
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$77,812	1,371	227	78,956
U.S. Government
sponsored enterprises	28,265	443	311	28,397
State and political subdivisions	84,686	3,657	200	88,143
Trust preferred securities	250	-	-	250
Total	$191,013	5,471	738	195,746

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2020 and December 31, 2019 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$24,665	532	3,013	1	27,678	533
U.S. Government
sponsored enterprises	-	-	4,284	213	4,284	213
State and political subdivisions	3,410	21	-	-	3,410	21
Total	$28,075	553	7,297	214	35,372	767

(Dollars in thousands)
	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$28,395	177	6,351	50	34,746	227
U.S. Government
sponsored enterprises	2,899	10	6,151	301	9,050	311
State and political subdivisions	7,367	200	-	-	7,367	200
Total	$38,661	387	12,502	351	51,163	738

At September 30, 2020, unrealized losses in the investment securities portfolio relating to debt securities totaled $767,000. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the September 30, 2020 tables above, three out of 120 securities issued by state and political subdivisions and 13 out of 73 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2020, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2020
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$9,837	9,988
Due from one to five years	24,402	25,770
Due from five to ten years	61,085	64,485
Due after ten years	7,351	7,515
Mortgage-backed securities	112,274	114,983
Trust preferred securities	250	250
Total	$215,199	222,991

Proceeds from sales of securities available for sale during the three months ended September 30, 2020 were $29.2 million and resulted in net gains of $1.7 million. Proceeds from sales of securities available for sale during the nine months ended September 30, 2020 were $46.1 million and resulted in net gains of $2.1 million. Proceeds from sales of securities available for sale during the three months ended September 30, 2019 were $8.4 million and resulted in net losses of $5,000. Proceeds from sales of securities available for sale during the nine months ended September 30, 2019 were $20.7 million and resulted in net gains of $226,000.

Securities with a fair value of approximately $77.7 million and $66.0 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)
Loans

Major classifications of loans at September 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Real estate loans:
Construction and land development	$96,866	92,596
Single-family residential	272,246	269,475
Single-family residential -
Banco de la Gente non-traditional	28,099	30,793
Commercial	318,596	291,255
Multifamily and farmland	49,584	48,090
Total real estate loans	765,391	732,209

Loans not secured by real estate:
Commercial loans	182,862	100,263
Farm loans	851	1,033
Consumer loans	7,341	8,432
All other loans	13,787	7,937

Total loans	970,232	849,874

Less allowance for loan losses	9,892	6,680

Total net loans	$960,340	843,194

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of September 30, 2020, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of September 30, 2020, single-family residential loans comprised approximately 31% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 3% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of September 30, 2020, commercial real estate loans comprised approximately 33% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of September 30, 2020, commercial loans comprised approximately 19% of the Bank’s total loan portfolio, including $98.4 million in Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2020 and December 31, 2019:

September 30, 2020
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$8	-	8	96,858	96,866	-
Single-family residential	837	378	1,215	271,031	272,246	-
Single-family residential -
Banco de la Gente non-traditional	428	131	559	27,540	28,099	84
Commercial	-	-	-	318,596	318,596	-
Multifamily and farmland	-	-	-	49,584	49,584	-
Total real estate loans	1,273	509	1,782	763,609	765,391	84

Loans not secured by real estate:
Commercial loans	130	-	130	182,732	182,862	-
Farm loans	-	-	-	851	851	-
Consumer loans	84	2	86	7,255	7,341	-
All other loans	-	-	-	13,787	13,787	-
Total loans	$1,487	511	1,998	968,234	970,232	84

December 31, 2019
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$803	-	803	91,793	92,596	-
Single-family residential	3,000	126	3,126	266,349	269,475	-
Single-family residential -
Banco de la Gente non-traditional	4,834	413	5,247	25,546	30,793	-
Commercial	504	176	680	290,575	291,255	-
Multifamily and farmland	-	-	-	48,090	48,090	-
Total real estate loans	9,141	715	9,856	722,353	732,209	-

Loans not secured by real estate:
Commercial loans	432	-	432	99,831	100,263	-
Farm loans	-	-	-	1,033	1,033	-
Consumer loans	170	22	192	8,240	8,432	-
All other loans	-	-	-	7,937	7,937	-
Total loans	$9,743	737	10,480	839,394	849,874	-

The following table presents non-accrual loans as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Real estate loans:
Construction and land development	$-	-
Single-family residential	1,019	1,378
Single-family residential -
Banco de la Gente non-traditional	1,733	1,764
Commercial	451	256
Total real estate loans	3,203	3,398

Loans not secured by real estate:
Commercial loans	255	122
Consumer loans	17	33
Total	$3,475	3,553

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $21.0 million, $21.3 million and $21.4 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. Interest income recognized on accruing impaired loans was $934,000, $1.3 million, and $1.0 million for the nine months ended September 30, 2020, the year ended December 31, 2019 and the nine months ended September 30, 2019, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of September 30, 2020:

September 30, 2020
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$113	-	113	113	4
Single-family residential	5,110	388	4,309	4,697	18
Single-family residential -
Banco de la Gente stated income	13,854	-	13,055	13,055	865
Commercial	2,579	351	2,206	2,557	13
Multifamily and farmland	-	-	-	-	-
Total impaired real estate loans	21,656	739	19,683	20,422	900

Loans not secured by real estate:
Commercial loans	569	255	259	514	2
Consumer loans	53	-	49	49	1
Total impaired loans	$22,278	994	19,991	20,985	903

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2020 and 2019.

(Dollars in thousands)
	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$153	-	188	3	123	7	232	9
Single-family residential	5,107	63	4,360	70	4,451	181	4,724	188
Single-family residential -
Banco de la Gente stated income	13,402	197	14,805	241	13,785	617	14,916	732
Commercial	2,665	31	1,808	26	2,772	103	1,823	71
Multifamily and farmland	-	-	-	-	-	-	-	-
Total impaired real estate loans	21,327	291	21,161	340	21,131	908	21,695	1,000

Loans not secured by real estate:
Commercial loans	494	7	153	16	553	22	127	20
Consumer loans	74	1	94	1	57	4	102	5
Total impaired loans	$21,895	299	21,408	357	21,741	934	21,924	1,025

The following table presents impaired loans as of and for the year ended December 31, 2019:

December 31, 2019
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$183	-	183	183	7	231	12
Single-family residential	5,152	403	4,243	4,646	36	4,678	269
Single-family residential -
Banco de la Gente non-traditional	15,165	-	14,371	14,371	944	14,925	956
Commercial	1,879	-	1,871	1,871	7	1,822	91
Total impaired real estate loans	22,379	403	20,668	21,071	994	21,656	1,328

Loans not secured by real estate:
Commercial loans	180	92	84	176	-	134	9
Consumer loans	100	-	96	96	2	105	7
Total impaired loans	$22,659	495	20,848	21,343	996	21,895	1,344

Changes in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 were as follows:

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2020:
Allowance for loan losses:
Beginning balance	$694	1,274	1,073	1,305	120	688	-	138	1,388	6,680
Charge-offs	(5)	(65)	-	(7)	-	(109)	-	(343)	-	(529)
Recoveries	2	59	-	45	-	27	-	148	-	281
Provision	573	482	(11)	751	(4)	355	-	254	1,060	3,460
Ending balance	$1,264	1,750	1,062	2,094	116	961	-	197	2,448	9,892

Allowance for loan losses:
Beginning balance	$1,531	1,813	1,114	2,051	115	980	-	162	1,667	9,433
Charge-offs	-	(65)	-	-	-	-	-	(87)	-	(152)
Recoveries	-	34	-	11	-	2	-	42	-	89
Provision	(267)	(32)	(52)	32	1	(21)	-	80	781	522
Ending balance	$1,264	1,750	1,062	2,094	116	961	-	197	2,448	9,892

Allowance for loan losses at September 30, 2020:
Ending balance: individually
evaluated for impairment	$2	4	859	11	-	-	-	-	-	876
Ending balance: collectively
evaluated for impairment	1,262	1,746	203	2,083	116	961	-	197	2,448	9,016
Ending balance	$1,264	1,750	1,062	2,094	116	961	-	197	2,448	9,892

Loans at September 30, 2020:
Ending balance	$96,866	272,246	28,099	318,596	49,584	182,862	851	21,128	-	970,232

Ending balance: individually
evaluated for impairment	$8	1,582	11,630	1,685	-	255	-	-	-	15,160
Ending balance: collectively
evaluated for impairment	$96,858	270,664	16,469	316,911	49,584	182,607	851	21,128	-	955,072

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2019:
Allowance for loan losses:
Beginning balance	$813	1,325	1,177	1,278	83	626	-	161	982	6,445
Charge-offs	(21)	(42)	-	-	-	(389)	-	(459)	-	(911)
Recoveries	44	59	-	27	-	80	-	157	-	367
Provision	(141)	22	(87)	(26)	35	333	-	303	238	677
Ending balance	$695	1,364	1,090	1,279	118	650	-	162	1,220	6,578

Three months ended September 30, 2019:
Allowance for loan losses:
Beginning balance	$763	1,312	1,116	1,334	110	548	-	161	1,197	6,541
Charge-offs	-	(19)	-	-	-	(388)	-	(144)	-	(551)
Recoveries	41	6	-	4	-	66	-	49	-	166
Provision	(109)	65	(26)	(59)	8	424	-	96	23	422
Ending balance	$695	1,364	1,090	1,279	118	650	-	162	1,220	6,578

Allowance for loan losses at September 30, 2019:
Ending balance: individually
evaluated for impairment	$-	2	948	10	-	-	-	-	-	960
Ending balance: collectively
evaluated for impairment	695	1,362	142	1,269	118	650	-	162	1,220	5,618
Ending balance	$695	1,364	1,090	1,279	118	650	-	162	1,220	6,578

Loans at September 30, 2019:
Ending balance	$95,622	269,304	31,673	281,607	47,266	99,382	1,101	19,644	-	845,599

Ending balance: individually
evaluated for impairment	$11	1,719	13,196	1,628	-	100	-	-	-	16,654
Ending balance: collectively
evaluated for impairment	$95,611	267,585	18,477	279,979	47,266	99,282	1,101	19,644	-	828,945

The provision for loan losses for the three months ended September 30, 2020 was $522,000, compared to $422,000 for the three months ended September 30, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s Allowance for Loan and Lease Losses (“ALLL”) model due to the impact to the economy from the COVID-19 pandemic and a $26.2 million increase in loans, excluding $98.4 million in PPP loans, from September 30, 2019 to September 30, 2020. PPP loans are excluded from ALLL as PPP loans are 100 percent guaranteed by the SBA. The ALLL model also includes reserves on $119.7 million in loans with payment modifications made in 2020 as a result of the COVID-19 pandemic. Reserves associated with COVID-19 payment modifications were $1.6 million at June 30, 2020 and September 30, 2020. Loans with payment modifications associated with the COVID-19 pandemic include $79.2 million in loans secured by commercial real estate, $23.0 million in loans secured by residential real estate, $8.7 in loans secured by other real estate, $8.0 million in commercial loans not secured by real estate and $765,000 in consumer loans not secured by real estate at September 30, 2020. These payment modifications are primarily interest only payments for three to six months. Loans with COVID-19 related payment modifications that have reverted to their original terms are still included with reserves associated with COVID-19 payment modifications at September 30, 2020. There is still uncertainty about the ongoing and future effects of national and local policy decisions on these borrowers that could still limit their ability to adhere to their original payment terms. Approximately 12% of loans with COVID-19 payment modifications at September 30, 2020 have received secondary payment modifications as a result of the COVID-19 pandemic. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

The provision for loan losses for the nine months ended September 30, 2020 was $3.5 million, compared to $677,000 for the nine months ended September 30, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s ALLL model due to the impact to the economy from the COVID-19 pandemic and a $26.2 million increase in loans, excluding $98.4 million in SBA PPP loans, from September 30, 2019 to September 30, 2020. PPP loans are excluded from ALLL as PPP loans are 100 percent guaranteed by the SBA. The ALLL model also includes reserves on $119.7 million in loans with payment modifications made in 2020 as a result of the COVID-19 pandemic.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2020 and December 31, 2019:

September 30, 2020
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$230	9,184	-	-	-	739	-	675	-	10,828
2- High Quality	17,962	125,821	-	30,959	261	24,377	-	2,373	1,643	203,396
3- Good Quality	70,142	112,716	10,896	236,533	44,393	143,379	785	3,917	11,424	634,185
4- Management Attention	5,506	18,472	12,643	41,687	4,344	12,555	66	336	720	96,329
5- Watch	2,939	2,997	2,003	8,517	586	1,500	-	7	-	18,549
6- Substandard	87	3,056	2,557	900	-	312	-	33	-	6,945
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$96,866	272,246	28,099	318,596	49,584	182,862	851	7,341	13,787	970,232

December 31, 2019
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	8,819	-	-	-	330	-	693	-	9,842
2- High Quality	32,029	128,757	-	21,829	256	20,480	-	2,708	1,860	207,919
3- Good Quality	52,009	107,246	12,103	231,003	42,527	72,417	948	4,517	5,352	528,122
4- Management Attention	5,487	18,409	13,737	35,095	4,764	6,420	85	458	725	85,180
5- Watch	3,007	3,196	2,027	3,072	543	492	-	8	-	12,345
6- Substandard	64	3,048	2,926	256	-	124	-	48	-	6,466
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$92,596	269,475	30,793	291,255	48,090	100,263	1,033	8,432	7,937	849,874

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.6 million and $4.3 million at September 30, 2020 and December 31, 2019, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at September 30, 2020 and December 31, 2019.

There were no new TDR modifications during the nine months ended September 30, 2020 and 2019.

There were no loans modified as TDR that defaulted during the nine months ended September 30, 2020 and 2019, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The Bank originated $64.5 million in PPP loans during the initial round of PPP funding. A second round of PPP funding, signed into law by President Trump on April 24, 2020, provided $320 billion additional funding for the PPP. As of September 30, 2020, the Bank had originated $34.5 million in PPP loans during the second round of PPP funding. Total PPP loans originated as of September 30, 2020 amounted to $98.8 million. The Bank has received $4.0 million in fees from the SBA for PPP loans originated as of September 30, 2020. The Bank has recognized $361,000 PPP loan fee income as of September 30, 2020.

The Bank has continued to modify payments on loans due to the COVID-19 pandemic. At September 30, 2020, loans totaling $119.7 million had payment modifications due to the COVID-19 pandemic. Loans with payment modifications associated with the COVID-19 pandemic include $79.2 million in loans secured by commercial real estate, $23.0 million in loans secured by residential real estate, $8.7 in loans secured by other real estate, $8.0 million in commercial loans not secured by real estate and $765,000 in consumer loans not secured by real estate at September 30, 2020. These payment modifications are primarily interest only payments for three to nine months. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2020 and 2019 is as follows:

For the three months ended September 30, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,509	5,787,504	$0.78
Effect of dilutive securities:
Restricted stock units	-	15,299
Diluted earnings per share	$4,509	5,802,803	$0.78

For the nine months ended September 30, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$9,437	5,815,044	$1.62
Effect of dilutive securities:
Restricted stock units	-	13,960
Diluted earnings per share	$9,437	5,829,004	$1.62

For the three months ended September 30, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,621	5,919,322	$0.62
Effect of dilutive securities:
Restricted stock units	-	25,883
Diluted earnings per share	$3,621	5,945,205	$0.61

For the nine months ended September 30, 2019
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$11,101	5,951,840	$1.87
Effect of dilutive securities:
Restricted stock units	-	24,908
Diluted earnings per share	$11,101	5,976,748	$1.86

(5)
Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. The 2009 Plan expired on May 7, 2019 but still governs the rights and obligations of the parties for grants made thereunder. As of September 30, 2020, there were no outstanding shares under the 2009 Plan.

The Company granted 16,583 restricted stock units under the 2009 Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the 2009 Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the 2009 Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the 2009 Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the 2009 Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values for the restricted stock units granted in 2015 through 2017 have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for the 2015, 2016, 2017, 2018 and 2019 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of September 30, 2020, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $72,000.

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

The Company granted 7,635 restricted stock units under the 2020 Plan at a grant date fair value of $17.08 per share during the second quarter of 2020. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for 2020 grants). As of September 30, 2020, the total unrecognized compensation expense related to the restricted stock unit grants under the 2020 Plan was $106,000.

The Company recognized a $73,000 credit to compensation expense for restricted stock unit awards granted under the 2009 Plan and 2020 Plan for the nine months ended September 30, 2020 due to a reduction in the Company’s stock price from $32.85 per share at December 31, 2019, compared to $15.43 per share at September 30, 2020. The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan of $201,000 for the nine months ended September 30, 2019.

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

The table below presents the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)
	September 30, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$114,983	-	114,983	-
U.S. Government
sponsored enterprises	$7,608	-	7,608	-
State and political subdivisions	$100,150	-	100,150	-
Trust preferred securities	$250	-	-	250

(Dollars in thousands)
	December 31, 2019
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage-backed securities	$78,956	-	78,956	-
U.S. Government
sponsored enterprises	$28,397	-	28,397	-
State and political subdivisions	$88,143	-	88,143	-
Trust preferred securities	$250	-	-	250

The following is an analysis of fair value measurements of investment securities available for sale using Level 3, significant unobservable inputs, for the nine months ended September 30, 2020.

(Dollars in thousands)
Investment Securities Available for Sale
Level 3 Valuation
Balance, beginning of period	$250
Change in book value	-
Change in gain/(loss) realized and unrealized	-
Purchases/(sales and calls)	-
Transfers in and/or (out) of Level 3	-
Balance, end of period	$250

Change in unrealized gain/(loss) for assets still held in Level 3	$-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at September 30, 2020 and December 31, 2019 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2020	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$8,960	-	-	8,960
Impaired loans	$20,082	-	-	20,082

(Dollars in thousands)
	Fair Value Measurements December 31, 2019	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$4,417	-	-	4,417
Impaired loans	$20,347	-	-	20,347

(Dollars in thousands)
	Fair Value September 30, 2020	Fair Value December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$8,960	4,417	Rate lock commitment	N/A	N/A
Impaired loans	$20,082	20,347	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$204,228	204,228	-	-	204,228
Investment securities available for sale	$222,991	-	222,741	250	222,991
Other investments	$7,163	-	-	7,163	7,163
Mortgage loans held for sale	$8,960	-	-	8,960	8,960
Loans, net	$960,340	-	-	950,020	950,020
Cash surrender value of life insurance	$16,742	-	16,742	-	16,742

Liabilities:
Deposits	$1,186,396	-	-	1,182,713	1,182,713
Securities sold under agreements
to repurchase	$34,151	-	34,151	-	34,151
FHLB borrowings	$70,000	-	-	69,988	69,988
Junior subordinated debentures	$15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$52,387	52,387	-	-	52,387
Investment securities available for sale	$195,746	-	195,496	250	195,746
Other investments	$4,231	-	-	4,231	4,231
Mortgage loans held for sale	$4,417	-	-	4,417	4,417
Loans, net	$843,194	-	-	819,397	819,397
Cash surrender value of life insurance	$16,319	-	16,319	-	16,319

Liabilities:
Deposits	$966,517	-	-	955,766	955,766
Securities sold under agreements
to repurchase	$24,221	-	24,221	-	24,221
Junior subordinated debentures	$15,619	-	15,619	-	15,619

(7)
Leases

As of September 30, 2020, the Company had operating ROU assets of $3.1 million and operating lease liabilities of $3.1 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by ASU 2016-02, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of September 30, 2020 and 2019.

(Dollars in thousands)
	September 30, 2020	September 30, 2019

Operating lease cost $	$675	655

Other information:
Cash paid for amounts included in the measurement of lease liabilities	659	650
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	450	-
Weighted-average remaining lease term - operating leases	7.36	7.51
Weighted-average discount rate - operating leases	2.97%	3.18%

The following table presents lease maturities as of September 30, 2020 and December 31, 2019.

Maturity Analysis of Operating Lease Liabilities:	September 30, 2020	December 31, 2019

2020	$166	$823
2021	664	793
2022	496	501
2023	471	393
2024	391	304
Thereafter	1,356	1,320
Total	3,544	4,134
Less: Imputed Interest	(405)	(487)
Operating Lease Liability	$3,139	$3,647

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

●
On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 3 of the financial statements for additional disclosure of loan modifications as of September 30, 2020

●
On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the financial statements for additional disclosure of loan modifications as of September 30, 2020.

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

●
We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

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

Results of Operations
Summary. Net earnings were $4.5 million or $0.78 basic and diluted net earnings per share for the three months ended September 30, 2020, as compared to $3.6 million or $0.62 basic net earnings per share and $0.61 diluted net earnings per share for the same period one year ago. The increase in third quarter net earnings is primarily the result of an increase in non-interest income, which was partially offset by a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, as discussed below.

The annualized return on average assets was 1.25% for the three months ended September 30, 2020, compared to 1.26% for the same period one year ago, and annualized return on average shareholders’ equity was 12.81% for the three months ended September 30, 2020, compared to 10.89% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $10.9 million for the three months ended September 30, 2020, compared to $11.4 million for the three months ended September 30, 2019. The decrease in net interest income was primarily due to a $562,000 decrease in interest income, which was partially offset by a $52,000 decrease in interest expense. The decrease in interest income was primarily due to a $497,000 decrease in interest income on loans resulting from the 1.50% reduction in the Prime Rate in March 2020. The decrease in interest expense was primarily due to a decrease in rates paid on interest-bearing liabilities.

Interest income was $11.9 million for the three months ended September 30, 2020, compared to $12.4 million for the three months ended September 30, 2019. The decrease in interest income was primarily due to a $497,000 decrease in interest income on loans resulting from the 1.50% reduction in the Prime Rate in March 2020. During the three months ended September 30, 2020, average loans increased $130.0 million to $970.5 million from $840.5 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, average investment securities available for sale increased $19.7 million to $200.1 million from $180.4 million for the three months ended September 30, 2019. The average yield on loans for the three months ended September 30, 2020 and 2019 was 4.31% and 5.19%, respectively. The average yield on investment securities available for sale was 2.82% and 3.29% for the three months ended September 30, 2020 and 2019, respectively. The average yield on earning assets was 3.56% and 4.79% for the three months ended September 30, 2020 and 2019, respectively.

  Interest expense was $942,000 for the three months ended September 30, 2020, compared to $994,000 for the three months ended September 30, 2019. The decrease in interest expense was primarily due to a decrease in rates paid on interest-bearing liabilities. During the three months ended September 30, 2020, average interest-bearing non-maturity deposits increased $111.1 million to $607.1 million from $496.0 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, average certificates of deposit decreased $3.5 million to $102.9 million from $106.4 million for the three months ended September 30, 2019. Average FHLB borrowings increased $63.4 million to $70.0 million for the three months ended September 30, 2020 from $6.6 million for the three months ended September 30, 2019. The average rate paid on interest-bearing checking and savings accounts was 0.32% and 0.36% for the three months ended September 30, 2020 and 2019, respectively. The average rate paid on certificates of deposit was 0.86% for the three months ended September 30, 2020, compared to 0.97% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.45% for the three months ended September 30, 2020, compared to 0.60% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2020 and 2019. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended September 30, 2020 and 2019 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$970,529	10,507	4.31%	$840,523	11,004	5.19%
Investments - taxable	88,823	484	2.17%	68,527	517	2.99%
Investments - nontaxable*	118,920	985	3.30%	117,140	1,004	3.40%
Federal funds sold	135,548	33	0.10%	-	-	0.00%
Other	29,503	21	0.28%	17,969	87	1.92%

Total interest-earning assets	1,343,323	12,030	3.56%	1,044,159	12,612	4.79%

Non-interest earning assets:
Cash and due from banks	34,906			40,415
Allowance for loan losses	(9,399)			(6,440)
Other assets	69,408			61,122

Total assets	$1,438,238			$1,139,256

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$607,111	482	0.32%	$495,992	455	0.36%
Time deposits	102,900	223	0.86%	106,366	259	0.97%
FHLB borrowings	70,000	103	0.59%	6,659	21	1.25%
Trust preferred securities	15,464	76	1.96%	20,619	210	4.04%
Other	32,440	58	0.71%	32,773	49	0.59%

Total interest-bearing liabilities	827,915	942	0.45%	662,409	994	0.60%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	460,615			336,896
Other liabilities	9,701			8,051
Shareholders' equity	140,007			131,900

Total liabilities and shareholder's equity	$1,438,238			$1,139,256

Net interest spread		$11,088	3.11%		$11,618	4.19%

Net yield on interest-earning assets			3.28%			4.41%

Taxable equivalent adjustment
Investment securities		$162			$182

Net interest income		$10,926			$11,436

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $17.3 million in 2020 and $31.2 million in 2019. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2020 and 2019.

Year-to-date net interest income as of September 30, 2020 was $32.9 million, compared to $34.5 million for the same period one year ago. The decrease in net interest income was primarily due to a $1.2 million decrease in interest income and a $363,000 increase in interest expense. The decrease in interest income was primarily due to a $1.2 million decrease in interest income on loans resulting from the 1.50% reduction in the Prime Rate in March 2020. The increase in interest expense was primarily due to an increase in average outstanding balances of interest-bearing deposits and FHLB borrowings.

Interest income was $35.8 million for the nine months ended September 30, 2020, compared to $37.0 million for the nine months ended September 30, 2019. The decrease in interest income was primarily due to a $1.2 million decrease in interest income on loans resulting from the 1.50% reduction in the Prime Rate in March 2020. During the nine months ended September 30, 2020, average loans increased $97.3 million to $926.7 million from $289.4 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, average investment securities available for sale increased $9.6 million to $194.7 million from $185.1 million for the nine months ended September 30, 2019. The average yield on loans for the nine months ended September 30, 2020 and 2019 was 4.52% and 5.24%, respectively. The average yield on investment securities available for sale was 3.02% and 3.48% for the nine months ended September 30, 2020 and 2019, respectively. The average yield on earning assets was 3.92% and 4.89% for the nine months ended September 30, 2020 and 2019, respectively.

Interest expense was $2.9 million for the nine months ended September 30, 2020, compared to $2.5 million for the nine months ended September 30, 2019. The increase in interest expense was primarily due to an increase in interest bearing deposits and borrowings from FHLB and an increase in interest rates on deposits. During the nine months ended September 30, 2020, average interest-bearing non-maturity deposits increased $77.8 million to $566.3 million from $488.5 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, average certificates of deposit decreased $157,000 to $103.0 million from $103.2 million for the nine months ended September 30, 2019. Average FHLB borrowings increased $56.6 million to $61.3 million for the nine months ended September 30, 2020 from $4.7 million for the nine months ended September 30, 2019. The average rate paid on interest-bearing checking and savings accounts was 0.34% and 0.29% for the nine months ended September 30, 2020 and 2019, respectively. The average rate paid on certificates of deposit was 0.94% for the nine months ended September 30, 2020, compared to 0.75% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.50% for the nine months ended September 30, 2020, compared to 0.52% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2020 and 2019. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2020 and 2019 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Nine months ended			Nine months ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$926,663	31,367	4.52%	$829,385	32,517	5.24%
Investments - taxable	85,887	1,664	2.59%	62,230	1,457	3.13%
Investments - nontaxable*	116,113	2,929	3.37%	128,024	3,493	3.65%
Federal funds sold	80,379	178	0.30%	-	-	0.00%
Other	26,618	104	0.52%	8,934	136	2.04%

Total interest-earning assets	1,235,660	36,242	3.92%	1,028,573	37,603	4.89%

Non-interest earning assets:
Cash and due from banks	36,372			36,882
Allowance for loan losses	(8,059)			(6,475)
Other assets	68,276			63,246

Total assets	$1,332,249			$1,122,226

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$566,348	1,455	0.34%	$488,467	1,057	0.29%
Time deposits	103,047	725	0.94%	103,204	581	0.75%
FHLB borrowings	61,314	270	0.59%	4,700	70	1.99%
Trust preferred securities	15,483	296	2.55%	20,619	656	4.25%
Other	28,086	149	0.71%	39,666	168	0.57%

Total interest-bearing liabilities	774,278	2,895	0.50%	656,656	2,532	0.52%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	413,693			324,749
Other liabilities	4,087			8,768
Shareholders' equity	140,191			132,053

Total liabilities and shareholder's equity	$1,332,249			$1,122,226

Net interest spread		$33,347	3.42%		$35,071	4.37%

Net yield on interest-earning assets			3.60%			4.56%

Taxable equivalent adjustment
Investment securities		$486			$615

Net interest income		$32,861			$34,456

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $23.1 million in 2020 and $33.2 million in 2019. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2020 and 2019.

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

	Three months ended September 30, 2020 compared to three months ended September 30, 2019			Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$1,555	(2,052)	(497)	3,553	(4,703)	(1,150)
Investments - taxable	132	(165)	(33)	506	(299)	207
Investments - nontaxable	15	(34)	(19)	(313)	(251)	(564)
Federal funds sold	17	16	33	89	89	178
Other	32	(98)	(66)	169	(201)	(32)
Total interest income	1,751	(2,333)	(582)	4,004	(5,365)	(1,361)

Interest expense:
NOW, MMDA & savings deposits	95	(68)	27	184	214	398
Time deposits	(8)	(28)	(36)	(1)	145	144
FHLB borrowings	146	(64)	82	546	(346)	200
Trust preferred securities	(39)	(95)	(134)	(131)	(229)	(360)
Other	(1)	10	9	(55)	36	(19)
Total interest expense	193	(245)	(52)	543	(180)	363
Net interest income	$1,558	(2,088)	(530)	3,461	(5,185)	(1,724)

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2020 was $522,000, compared to $422,000 for the three months ended September 30, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s ALLL model due to the impact to the economy from the COVID-19 pandemic and a $26.2 million increase in loans, excluding $98.4 million in PPP loans, from September 30, 2019 to September 30, 2020. The ALLL model also includes reserves on $119.7 million in loans with payment modifications made in 2020 as a result of the COVID-19 pandemic. Reserves associated with COVID-19 payment modifications were $1.6 million at June 30, 2020 and September 30, 2020. Loans with payment modifications associated with the COVID-19 pandemic include $79.2 million in loans secured by commercial real estate, $23.0 million in loans secured by residential real estate, $8.7 in loans secured by other real estate, $8.0 million in commercial loans not secured by real estate and $765,000 in consumer loans not secured by real estate at September 30, 2020. These payment modifications are primarily interest only payments for three to six months. Loans with COVID-19 related payment modifications that have reverted to their original terms are still included with reserves associated with COVID-19 payment modifications at September 30, 2020. There is still uncertainty about the ongoing and future effects of national and local policy decisions on these borrowers that could still limit their ability to adhere to their original payment terms. Approximately 12% of loans with COVID-19 payment modifications at September 30, 2020 have received secondary payment modifications as a result of the COVID-19 pandemic. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

The provision for loan losses for the nine months ended September 30, 2020 was $3.5 million, compared to $677,000 for the nine months ended September 30, 2019. The increase in the provision for loan losses is primarily attributable to increases in the qualitative factors applied in the Company’s ALLL model due to the impact to the economy from the COVID-19 pandemic and a $26.2 million increase in loans, excluding $98.4 million in PPP loans, from September 30, 2019 to September 30, 2020. The ALLL model also includes reserves on $119.7 million in loans with payment modifications made in 2020 as a result of the COVID-19 pandemic. Reserves associated with COVID-19 payment modifications were $1.6 million at June 30, 2020 and September 30, 2020.

Non-Interest Income. Total non-interest income was $7.1 million for the three months ended September 30, 2020, compared to $4.7 million for the three months ended September 30, 2019. The increase in non-interest income is primarily attributable to a $1.7 million increase in gains on sale of securities, a $560,000 increase in appraisal management fee income due to an increase in the volume of appraisals and a $374,000 increase in mortgage banking income due to increased mortgage loan volume, which were partially offset by a $383,000 decrease in service charges and fees primarily due to service charge and fee concessions associated with the COVID-19 pandemic.

Non-interest income was $17.0 million for the nine months ended September 30, 2020, compared to $13.2 million for the nine months ended September 30, 2019. The increase in non-interest income is primarily attributable to a $1.9 million increase in gains on sale of securities, a $1.7 million increase in appraisal management fee income due to an increase in the volume of appraisals and a $801,000 increase in mortgage banking income due to increased mortgage loan volume, which were partially offset by a $779,000 decrease in service charges and fees primarily due to service charge and fee concessions associated with the COVID-19 pandemic.

Non-Interest Expense. Total non-interest expense was $11.9 million for the three months ended September 30, 2020, compared to $11.3 million for the three months ended September 30, 2019. The increase in non-interest expense was primarily attributable to a $466,000 increase in appraisal management fee expense due to an increase in the volume of appraisals.

Non-interest expense was $34.8 million for the nine months ended September 30, 2020, compared to $33.4 million for the nine months ended September 30, 2019. The increase in non-interest expense was primarily due to an increase of $1.3 million in appraisal management fee expense due to an increase in the volume of appraisals.

Income Taxes. Income tax expense was $1.1 million for the three months ended September 30, 2020, compared to $834,000 for the three months ended September 30, 2019. The effective tax rate was 19.80% for the three months ended September 30, 2020, compared to 18.72% for the three months ended September 30, 2019. Income tax expense was $2.1 million for the nine months ended September 30, 2020, compared to $2.5 million for the nine months ended September 30, 2019. The effective tax rate was 18.31% for the nine months ended September 30, 2020, compared to 18.16% for the nine months ended September 30, 2019.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $223.0 million at September 30, 2020, compared to $195.7 million at December 31, 2019. Average investment securities available for sale for the nine months ended September 30, 2020 were $194.7 million, compared to $185.3 million for the year ended December 31, 2019.

Loans. At September 30, 2020, loans were $970.2 million, compared to $849.9 million at December 31, 2019. Average loans represented 75% and 79% of average earning assets for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

The Company had $9.0 million and $4.4 million in mortgage loans held for sale as of September 30, 2020 and December 31, 2019, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2020, the Company had $99.9 million in residential mortgage loans, $102.8 million in home equity loans and $466.7 million in commercial mortgage loans, which include $367.9 million secured by commercial property and $98.8 million secured by residential property. Residential mortgage loans include $28.1 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

At September 30, 2020, the Company had $96.9 million in construction and land development loans. The following table presents a breakout of these loans.

(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	36	$7,543	$-
Land acquisition and development - residential purposes	163	21,044	-
1 to 4 family residential construction	105	19,845	-
Commercial construction	30	48,434	-
Total construction and land development	334	$96,866	$-

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.6 million and $4.3 million at September 30, 2020 and December 31, 2019, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at September 30, 2020 and December 31, 2019.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

The allowance for loan losses at September 30, 2020 was $9.9 million or 1.02% of total loans, compared to $6.7 million or 0.79% of total loans at December 31, 2019. The increase in the allowance for loan losses is due to the current economic implications and rising unemployment rate impacting the economy due to the COVID-19 pandemic and a $26.2 million increase in loans, excluding $98.4 million in PPP loans, from September 30, 2019 to September 30, 2020. The ALLL model also includes reserves on $119.7 million in loans with payment modifications as a result of the COVID-19 pandemic.

	Percentage of Loans
	By Risk Grade
Risk Grade	9/30/20	12/31/20
Risk Grade 1 (Excellent Quality)	1.12%	1.16%
Risk Grade 2 (High Quality)	20.96%	24.46%
Risk Grade 3 (Good Quality)	65.36%	62.15%
Risk Grade 4 (Management Attention)	9.93%	10.02%
Risk Grade 5 (Watch)	1.91%	1.45%
Risk Grade 6 (Substandard)	0.72%	0.76%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2020, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $8.0 million). There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $3.7 million at September 30, 2020 or 0.25% of total assets, compared to $3.6 million or 0.31% of total assets at December 31, 2019. Non-accrual loans were $3.5 million at September 30, 2020 and $3.6 million at December 31, 2019. As a percentage of total loans outstanding, non-accrual loans were 0.36% at September 30, 2020, compared to 0.42% at December 31, 2019. Non-performing loans include $3.3 million in commercial and residential mortgage loans and $272,000 in other loans at September 30, 2020, compared to $3.4 million in commercial and residential mortgage loans and $155,000 in other loans at December 31, 2019. The Bank had $84,000 in loans 90 days past due and still accruing at September 30, 2020. The Bank had no loans 90 days past due and still accruing at December 31, 2019. The Bank had $128,000 in other real estate owned at September 30, 2020. The Bank had no other real estate owned at December 31, 2019.

Deposits. Total deposits at September 30, 2020 were $1.2 billion compared to $966.5 million at December 31, 2019. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $1.2 billion at September 30, 2020, compared to $932.2 million at December 31, 2019.

Borrowed Funds. FHLB borrowings were $70.0 million at September 30, 2020. There were no FHLB borrowings outstanding at December 31, 2019. The increase in FHLB borrowings reflects a new $70.0 million FHLB advance executed in February 2020 to take advantage of a ten-year convertible advance program available from the FHLB at a rate of 0.58%.

Securities sold under agreements to repurchase were $34.2 million at September 30, 2020, compared to $24.2 million at December 31, 2019.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million and $15.6 million at September 30, 2020 and December 31, 2019, respectively.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2020 totaled $1.2 billion, exceeding average rate sensitive liabilities of $774.3 million by $461.4 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of September 30, 2020.

Included in the rate sensitive assets are $233.5 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2020, the Company had $143.4 million in loans with interest rate floors. The floors were in effect on $122.8 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.84% higher than the indexed rate on the promissory notes without interest rate floors.

              Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2020, such unfunded commitments to extend credit were $303.0 million, while commitments in the form of standby letters of credit totaled $4.2 million.

 The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2020, the Company’s core deposits totaled $1.2 billion, or 97.92% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 5.65% as of September 30, 2020.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. FHLB borrowings were $70 million at September 30, 2020. There were no FHLB borrowings outstanding at December 31, 2019. At September 30, 2020, the carrying value of loans pledged as collateral to the FHLB totaled $176.5 million compared to $139.4 million at December 31, 2019. The remaining availability under the line of credit with the FHLB was $49.7 million at September 30, 2020 compared to $86.1 million at December 31, 2019. The Bank had no borrowings from the FRB at September 30, 2020 or December 31, 2019. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2020, the carrying value of loans pledged as collateral to the FRB totaled $466.6 million compared to $452.6 million at December 31, 2019.

The Bank also had the ability to borrow up to $120.5 million for the purchase of overnight federal funds from six correspondent financial institutions as of September 30, 2020.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 30.50% at September 30, 2020 and 18.20% at December 31, 2019. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2020 and December 31, 2019.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of September 30, 2020 and December 31, 2019 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Contractual Cash Obligations
Long-term borrowings	$70,000	-
Junior subordinated debentures	15,464	15,619
Operating lease obligations	3,234	4,134
Total	$88,698	19,753
Other Commitments
Commitments to extend credit	$303,001	276,338
Standby letters of credit and financial guarantees written	4,224	3,558
Income tax credits	184	333
Total	$307,409	280,229

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

Capital Resources. Shareholders’ equity was $139.5 million, or 9.54% of total assets, at September 30, 2020, compared to $134.1 million, or 11.61% of total assets, at December 31, 2019.

Annualized return on average equity for the nine months ended September 30, 2020 was 8.99%, compared to 11.24% for the nine months ended September 30, 2019. Total cash dividends paid on common stock were $3.5 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In January of 2020, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $3 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $3.0 million, or 126,800 shares of its common stock, under this stock repurchase program as of September 30, 2020.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million and $20.0 million in trust preferred securities at September 30, 2020 and December 31, 2019, respectively. The Company’s Tier 1 capital ratio was 14.53% and 15.37% at September 30, 2020 and December 31, 2019, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.49% and 16.08% at September 30, 2020 and December 31, 2019, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.06% and 13.79% at September 30, 2020 and December 31, 2019, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.38% and 11.91% at September 30, 2020 and December 31, 2019, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.21% and 15.09% at September 30, 2020 and December 31, 2019, respectively. The total risk-based capital ratio for the Bank was 15.18% and 15.79% at September 30, 2020 and December 31, 2019, respectively. The Bank’s common equity Tier 1 capital ratio was 14.21% and 15.09% at September 30, 2020 and December 31, 2019, respectively. The Bank’s Tier 1 leverage capital ratio was 10.10% and 11.61% at September 30, 2020 and December 31, 2019, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2020.

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

Item 1A.
Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Form 10-K, filed with the SEC on March 13, 2020. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also is a cautionary statement identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. COVID-19 continues to spread through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created a recession and reduced economic activity. We expect that we could experience significant disruptions across our business due to these effects, possibly leading to decreased earnings, significant slowdowns in our loan collections or increased loan defaults.

COVID-19 has and may continue to impact businesses’ and consumers’ desire or financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the various industries impacted by COVID-19 and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. Prolonged spread of COVID-19 and the related suppression of business activities would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases has resulted in and may continue to result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

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

We believe that the economic impact from COVID-19 could have an adverse impact on our business and could result in losses in our loan portfolio, all of which would impact our earnings and capital.  Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on the Company’s business. We do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. However, if the COVID-19 outbreak continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 will be heightened.

As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP and loan forgiveness applications. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 - 31, 2020	1,796	$17.66	-	$1,178

August 1 - 31, 2020	420	16.90	-	$1,178

September 1 - 30, 2020	481	17.14	-	$1,178

Total	2,697(1)	$17.40	-

(1) The Company purchased 2,697 shares on the open market in the three months ended September 30, 2020 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2020, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 4, 2020	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

November 4, 2020	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)