Form 10-K
period 2020-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2021-03-19
CIK 1093672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

000-27205
(Commission File No.)

Peoples Bancorp of North Carolina, Inc.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation)	56-2132396 (IRS Employer Identification No.)

518 West C Street, Newton, North Carolina	28658
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☒	No	☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $77,592,691 based on the closing price of such common stock on June 30, 2020, which was $17.67 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
5,787,504 shares of common stock, outstanding at February 28, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. for the year ended December 31, 2020 (the “Annual Report”), which will be included as Appendix A to the Proxy Statement for the 2021 Annual Meeting of Shareholders, are incorporated by reference into Part II and included as Exhibit 13 to this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders of Peoples Bancorp of North Carolina, Inc. to be held on May 6, 2021 (the “Proxy Statement”) to be filed pursuant to Regulation 14A, are incorporated by reference into Part III. The Proxy Statement will be filed on or before April 30, 2021.

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

PEOPLES BANCORP OF NORTH CAROLINA, INC.
FORM 10-K CROSS REFERENCE INDEX

	2020 Form 10-K	Notice of 2021 Annual Meeting, Proxy Statement and Annual Report
	Page	Page
PART I
Item 1 - Business	4 - 15	N/A
Item 1A - Risk Factors	15 - 26	N/A
Item 1B - Unresolved Staff Comments	27	N/A
Item 2 - Properties	27	N/A
Item 3 - Legal Proceedings	28	N/A
Item 4 - Mine Safety Disclosures	28	N/A

PART II
Item 5 - Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	28 - 30	N/A
Item 6 - Selected Financial Data	30	A-3
Item 7 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations	31	A-4 - A-25
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	31	A-24- A-25
Item 8 - Financial Statements and Supplementary Data	31	A-26 - A-71
Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	31	N/A
Item 9A - Controls and Procedures	31- 32	N/A
Item 9B - Other Information	32	N/A

PART III
Item 10 - Directors and Executive Officers and Corporate Governance	32	15 and A-72
Item 11 - Executive Compensation	32	17- 27
Item 12 - Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	33	8-10
Item 13 - Certain Relationships and Related Transactions
and Director Independence	33	10 and 29
Item 14 - Principal Accountant Fees and Services	33	34

PART IV
Item 15 - Exhibits and Financial Statement Schedules	34 - 37	N/A

Signatures	38	N/A

PART I

ITEM 1.  BUSINESS

General Business

Peoples Bancorp of North Carolina, Inc. (“Bancorp”), was formed in 1999 to serve as the holding company for Peoples Bank (the “Bank”). Bancorp is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal source of income is dividends declared and paid by the Bank on its capital stock, if any. Bancorp has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated. Bancorp and its wholly owned subsidiary, the Bank, along with the Bank’s wholly owned subsidiaries are collectively called the “Company”, “we”, “our” or “us” in this Annual Report on Form 10-K. Our principal executive offices are located at 518 West C Street, Newtown, North Carolina, 28658, and our telephone number is (828) 464-5620.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 18 banking offices, as of December 31, 2020, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Cornelius, Mooresville, Raleigh, and Cary, North Carolina. The Bank also operates loan production offices in Charlotte and Denver, North Carolina. The Company’s fiscal year ends December 31. At December 31, 2020, the Company had total assets of $1.4 billion, net loans of $938.7 million, deposits of $1.2 billion, total securities of $249.4 million, and shareholders’ equity of $139.9 million.

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

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately variable rate and fixed rate commercial property loans, which include residential development loans to commercial customers. Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. The majority of the Bank’s deposit and loan customers are individuals and small to medium-sized businesses located in the Bank’s market area. The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated through the Bank’s Banco offices. Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-25 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”).

At December 31, 2020, the Company employed 290 full-time employees and 27 part-time employees, which equated to 307 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company. At December 31, 2020, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services. CBRES serves as a “clearing-house” for appraisal services for community banks. Other banks are able to contract with CBRES to find and engage appropriate appraisal companies in the area where the property to be appraised is located. This type of service ensures that the appraisal process remains independent from the financing process within the Bank. PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and other assets obtained in the ordinary course of collecting debts previously contracted. In 2019, the Company launched PB Insurance Agency, which is part of CBRES.

In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company, which pay a floating rate equal to three-month LIBOR plus 163 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used in December 2006 to repay the trust preferred securities issued in December 2001 by PEBK Capital Trust, a wholly owned Delaware statutory trust of the Company, and for general purposes. The debentures represent the sole asset of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements. The Company redeemed $5.0 million of outstanding trust preferred securities in 2019.

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

Market Area and Competition

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

Employment in the Bank’s primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Catawba County Schools, Frye Regional Medical Center, Catawba Valley Medical Center, Merchant Distributors, Inc. (wholesale food distributor), Catawba County, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Optical Communications (manufacturer of fiber optic cable and accessories), Ethan Allen (furniture manufacturer), HSM (manufacturing) and Advance Pierre Foods (restaurants and bakeries). Lincoln County’s largest employers include Lincoln County Schools, County of Lincoln, Atrium Health Lincoln, RSI Home Products (manufacturing), Wal-Mart Associates Inc., The Timken Company (manufacturing), Julius Blum Inc. (manufacturing), Lowes Home Centers Inc., Cataler North America (manufacturing) and Congruity HR (professional & business services).

The Bank has operated in the Catawba Valley region of North Carolina for over 100 years and is the only financial institution headquartered in Newton, North Carolina. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2020 comparative data, the Bank had 20.32% of the deposits in Catawba County, placing it second in deposit size among a total of 11 banks with branch offices in Catawba County; 16.20% of the deposits in Lincoln County, placing it second in deposit size among a total of ten banks with branch offices in Lincoln County; and 14.01% of the deposits in Alexander County, placing it fourth in deposit size among a total of six banks with branch offices in Alexander County.

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

Lending Policies and Procedures

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors of the Bank. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment, credit history, and other information on the historical and projected income and expenses of the borrower.

             The objectives of our lending program are to: (i) establish a sound asset structure; (ii) provide a sound and profitable loan portfolio to (a) protect the depositor’s funds and (b) maximize the shareholders’ return on their investment; (iii) promote the stable economic growth and development of the market area served by the Bank; and (iv) comply with all regulatory agency requirements and applicable law.

The Bank’s legal lending limit is set by state statutes and is monitored by the FDIC and the Commissioner. Legal lending authority is held by the Board of Directors. The legal lending limit may not exceed 15% of the Bank's capital or, if greater, the percentage permitted for national banks, if loans are not fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the aggregate outstanding loan amount or up to 10% of the Bank's capital or, if greater the percentage permitted for national banks, if loans are fully secured (as described above) by readily marketable collateral. The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Board of Directors. The President/Chief Executive Officer of the Bank has loan authority of up to the legal lending limit of the Bank. The individual secured/unsecured lending authority of the Chief Credit Officer/Executive Vice President is set at $4 million.

It is the policy of the Bank to ensure that its Board of Directors is fully apprised of the status and critical factors affecting the quality and performance of the loan portfolio. These factors include, but are not limited to: (1) credit underwriting policies and procedures; (2) results of loan reviews and loan audits; and, (3) Credit concentrations (single borrowers and specific industries).

               Management provides the Bank's Board of Directors with the loan portfolio information as described below:

Monthly:
The following reports are submitted to the Board of Directors for review and approval on a monthly basis:
● Loan Quality/Yield/Growth/Trend Report
● Risk Grade Report with Details of Loans Risk Graded 5-8
● Commercial Loan Delinquency
● New Loans - $250,000 and Greater
● Comparison on New Loans in Prior Month with Same Month in Prior Year
● Outstanding Commitments - $250,000 and greater
● Commitment Pipeline Report – Outstanding commitments of $2,000,000 and greater (pending final approval and/or acceptance by the applicant)
● Underwriting Exception Report (Commercial, and Consumer and Mortgage)
● Documentation Exception Report (Commercial and Consumer)

Quarterly:
The following reports are submitted to the Board of Directors for review and approval on a quarterly basis:
● Real Estate Secured Loans with Non-Conforming Loan-To-Value Ratio
● Status of Other Real Estate Owned
● Nonaccrual

● Impaired Loan Report
● Letters of Credit Outstanding
● Portfolio Status Report - Detailed analytical report summarizing the composition of the bank's loan portfolio
● Portfolio Stress Tests
● Mortgage Report (see Mortgage Policy for complete list of reports)
● Documentation Exception Quarterly Trend Report
● Matured Home Equity Loan Report

Semi-annually:
The following reports are submitted to the Board of Directors for review and approval on a semi-annual basis:
● Participation Status Report

Annually:
On an annual basis, the Board of Directors:
● Reviews and approves the Bank’s credit underwriting policies and procedures
● Reviews findings of the annual independent loan review of borrowing relationships of $1,000,000 and greater as well as a sample of commercial relationships with exposures below $1.0 million prepared by an independent loan review company engaged by the Bank
● Receives information from management detailing all new committed borrowing relationships exceeding $3,000,000 and is informed during the year if a borrowing relationship exceeds $2,500,000

Investment Policies and Procedures

The Bank’s investment policy is designed to provide flexibility as necessary to maintain satisfactory liquidity while maximizing earnings on funds available for investment. The Bank maintains an investment portfolio of high-quality investment securities that is managed in a manner consistent with safe and sound banking practices. The characteristics and financial goals of the investment portfolio are complementary to the Bank’s broader business strategies and congruent with the Bank’s capital policies, technical expertise, and risk tolerances.

The Bank’s specific investment objectives are as follows:

A. Provide Earnings – Maximize the total return on invested funds in a manner that is consistent with the Bank’s overall financial goals and risk considerations. This objective is fulfilled by investing in, holding, and divesting from individual securities that, when considered in combination, contribute to a superior risk/reward for the total portfolio.
B. Provide Liquidity – Remain sufficiently liquid to meet anticipated funding demands either through declines in deposits and/or increases in loan demand. The Bank makes investments that are marketable and capable of being converted to cash at their market values in a relatively short period of time.
C. Mitigate Interest Rate Risk – Utilize portfolio strategies to assist the Bank in managing its overall interest rate sensitivity position in accordance with the goals and objectives approved by the Asset/Liability Management Committee ("ALCO") of the Bank.
D. Ensure the Safety of Principal –At all times, the safety of principal is a primary consideration. Upon purchase, the Bank’s investments are limited to investment-grade instruments that fully comply with all applicable regulatory guidelines and limitations.
E. Manage Tax Liabilities – Conduct portfolio management in light of the Bank's current and projected tax position in order to improve overall profitability by reducing the Bank's tax exposure to its minimum permissible level.
F. Meet Pledging Requirements – Provide collateral for various deposit and funding products such as public funds, trust deposits, repurchase agreements and FHLB borrowings.

The Board of Directors reviews and approves the Bank’s Investment Policy annually or more frequently, if appropriate. All investment portfolio activities are reported to the ALCO and the Board of Directors. The Board of Directors oversees the establishment of appropriate systems and internal controls designed to keep portfolio strategies and holdings consistent with the overall strategies of the Bank.

The Board of Directors designates a Primary Investment Officer who is directed to implement the Investment Policy of the Bank in a safe and sound manner. The Primary Investment Officer of the Bank is charged with the responsibility to actively manage the Bank's investment portfolio, as previously defined, in conformity with the preceding objectives and the following investment criteria. Such responsibility includes the purchase and/or disposition of any holding within the investment portfolio up to $8 million and the ability to establish accounts with other depository institutions or investment firms as needed to process investment activity approved under this policy. Any activity over $8 million and less than 20% of capital as defined by accounting principles generally accepted in the United States of America ("GAAP") must be approved by a majority of the ALCO. Transactions exceeding 20% of GAAP capital must be approved by the Board of Directors. Also, any sale of securities that will result in a gain of more than $500,000 or a loss before income taxes exceeding the lesser of $250,000 or 2.5% of the current year’s projected net income must be approved by the Board of Directors. The Investment Officer may designate certain investment functions to other officers of the Bank and may also seek outside sources for investment advice or periodic appraisals of the portfolio. The Executive Vice President/Chief Financial Officer serves as the Primary Investment Officer unless otherwise designated by the Board of Directors.

Human Capital Management

              At December 31, 2020, the Company employed 290 full-time employees and 27 part-time employees, which equated to 307 full-time equivalent employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

            Oversight of our corporate culture is an important element of our Board of Director’s oversight of risk because our people are critical to the success of our corporate strategy. Our Board of Directors sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. Our culture is guided by our guiding principles below:

Our Core Values
●
Employees – We are informed, encouraged, and committed
●
Integrity – We are fair and truthful
●
Exceptional Customer Service – We surpass our customers’ expectation
●
Accountability – We are accountable for our own actions and bank goals.
●
Progressive and Positive – We see change as an opportunity
●
Our brand story

Our Bank Promise, Vision, and Mission
              We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We are working to cultivate our leaders and shape future talent pools to help us meet the needs of our customers now and in the future. Our human capital is the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and our achievement as well. We embrace our employee’s differences. in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique.

             By emphasizing a consistent set of principles that all employees follow, we believe that our employees work experience is more satisfying, and they are better able to serve their customers consistently and at a high level.

             Our employees are key to our success as an organization. We are committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

              Employees have annual assignments related to “valuing differences” and diversity training is an integrated part of our leadership training as well. We recently expanded our Diversity, Equity & Inclusion (“DEI”) course library to support our ongoing culture sustainability program development. We launched our “Courageous Conversations” initiative in 2020, a program we will continue to build on annually. We are an active member of the North Carolina Bankers Association DEI Council doing work to expand DEI programming and other resources for community banks.

             We also seek to design careers with our organization that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs. We have worked closely with our employees during the COVID-19 pandemic to ensure their safety and their ability to take care of their family. Health safety protocols were established, remote work arrangements were facilitated and considerations were provided for family needs, such as child care, all without any employee layoffs or furloughs.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”). On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things,

●
enhanced authority over troubled and failing banks and their holding companies;
●
increased capital and liquidity requirements;
●
increased regulatory examination fees; and
●
specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

In May 2018, the Economic Growth Act, was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets less than $10 billion and for large banks with assets of more than $50 billion.

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and provides for an alternative capital rule which financial institutions and their holding companies with total consolidated assets of less than $10 billion may elect to utilize. The Economic Growth Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%, which has been proposed to be 9% by the federal regulators. The Community Bank Leverage Ratio provides for a simpler calculation of a bank’s capital ratio than the Basel III provisions currently in place (see below). Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks of certain sizes regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. We continue to evaluate the impact that the rules issued thus far under the Economic Growth Act will have on the Bank, but we currently do not believe that it will be significant. At this time, we do not expect to opt-in to the ability to utilize the Community Bank Leverage Ratio and will instead continue to use the Basel III standards (see discussion on Basel III standards under the heading “Capital Adequacy” below.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to, or what specific impact the Economic Growth Act and the yet-to-be-written implementing rules and regulations will have on us.

Capital Adequacy. At December 31, 2020, the Bank exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 10.04%, common equity Tier 1 risk-based capital ratio of 14.85%, Tier 1 risk-based capital ratio of 14.85% and total risk-based capital ratio of 15.85%. At December 31, 2020, the Company also exceeded each of its capital requirements with a Tier 1 leverage capital ratio of 10.24%, common equity Tier 1 risk-based capital ratio of 13.56%, Tier 1 risk-based capital ratio of 15.07% and total risk-based capital ratio of 16.07%.

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

  We recognized approximately $263,000, $119,000, and $328,000 in FDIC insurance expense in 2020, 2019, and 2018, respectively. In November 2018, the FDIC announced that the Deposit Insurance Fund (“DIF”) reserve ratio exceeded the statutory minimum of 1.35% as of September 30, 2018. Among other things, this resulted in the FDIC awarding assessment credits for banks with less than $10 billion in total assets that had contributed to the DIF in prior years. We were notified in January 2019 that we had received approximately $272,000 in credits that would be available to offset deposit insurance assessments once the DIF reached 1.38%. The DIF reached 1.38% as of June 30, 2019 and therefore, the FDIC began to apply the Bank’s credits to our quarterly deposit insurance assessments beginning with the second quarter of 2019. The Bank’s credits were fully utilized in the first quarter of 2020.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2020, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted in January 2020.

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

Federal Securities Law. The Company has registered its common stock with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended from time to time (the “Exchange Act”). As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company. In addition, the SEC and Nasdaq have adopted regulations under the Sarbanes-Oxley Act of 2002 and the Dodd Frank Act that apply to the Company as a Nasdaq-traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions and limitations contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. In addition to limitations on the dollar value of loans to directors, executive officers and principal shareholders, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits imposed by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s total equity capital. At December 31, 2020, this limit was $23.6 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $39.3 million as of December 31, 2020, for loans and extensions of credit that are fully secured by readily marketable collateral.

Anti-Money Laundering and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the "USA Patriot Act""), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

Current Expected Credit Loss Accounting Standard. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard related to reserving for credit losses. This standard, referred to as Current Expected Credit Loss (or “CECL”), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts. See Item 1A. Risk Factors for a further discussion of risks related to CECL.

Financial Privacy and Cybersecurity. The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

              The Bank Secrecy Act. The Bank Secrecy Act (the "BSA") requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. The Bank has established an anti-money laundering program to comply with the BSA requirements.

               The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 ("SOX") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the types of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. SOX's principal provisions, many of which have been implemented through regulations released and policies and rules adopted by the securities exchanges in 2003 and 2004, provide for and include, among other things:
●The creation of an independent accounting oversight board;
●Auditor independence provisions which restrict non-audit services that accountants may provide to clients;
●Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;
●The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;
●An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company's independent auditors;
●Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
●Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC), and if not, why not;
●Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during certain blackout periods;
●A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on non-preferential terms and in compliance with bank regulatory requirements;
●Disclosure of a code of ethics and filing a Form 8-K in the event of a change or waiver of such code; and
●A range of enhanced penalties for fraud and other violations.

The Company complies with the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure, and does not believe that such compliance has to date had, or will in the future have, a material impact on the Company's results of operations or financial condition.

                Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")  the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide "excessive" compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

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

ITEM 1A.  RISK FACTORS

The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of these risks were to materialize, our business, financial condition or results of operations could be materially and adversely affected.

RISK FACTORS RELATED TO OUR BUSINESS

Our operations, business, and financial condition have been and may continue to be impacted by the COVID-19 pandemic.

The COVID-19 outbreak which evolved into a worldwide pandemic has had a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The initial restrictions and other consequences of the pandemic resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail sales, travel, hospitality and food and beverage industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate. Restrictions have been at least partially lifted nationally and within the Company's operating footprint with some level of economic recovery resulting. While progress towards vaccination has been made, an increase in virus spread or infection rates, or the emergence of new variants of the virus could result in restrictions being re-implemented with further negative impact to economic activity.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, Federal Reserve action to lower the Federal Funds rate, may negatively affect our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●employees contracting COVID-19;
●unavailability of key personnel necessary to conduct our business activities;
●disruption resulting from having a significant percentage of employees work remotely;
●declines in demand for loans and other banking services;
●reduced consumer spending due to job losses or other impacts of the virus;
●adverse conditions in financial markets may have a negative impact on our investment portfolio;
●decline in credit quality of our loan portfolio leading to increased provisions for loan losses;
●declines in the value of loan collateral, including residential and commercial real estate;
●decline in the liquidity of borrowers and guarantors impairing their ability to honor financial commitments; and
●actions of governmental entities to limit business activities.

Furthermore, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers.

Unfavorable economic conditions could adversely affect our business.

Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are primarily locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our market is primarily based in the Catawba Valley region of North Carolina and surrounding communities. Worsening economic conditions within our markets could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. While economic growth and business activity has been generally favorable in our market area in recent years, there can be no assurance that economic conditions will persist, and these conditions could worsen. In addition, unfavorable global economic conditions, including the of COVID-19 pandemic discussed above, have had a negative impact on financial markets and could adversely impact our customers, which in turn could lead to lower business activity and higher loan delinquencies. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

We are subject to credit risk and may incur losses if loans are not repaid.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans and the value of the collateral securing these loans. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

●
Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2020, commercial real estate loans comprised approximately 35% of the Bank’s total loan portfolio.

●
Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2020, commercial loans comprised approximately 17% of the Bank’s total loan portfolio, including $75.8 million in Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.

●
Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2020, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

●
Single-family residential loans. Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of December 31, 2020, single-family residential loans comprised approximately 32% of the Bank’s total loan portfolio, including Banco single-family residential non-traditional loans which were approximately 3% of the Bank’s total loan portfolio.

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

In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The FASB issued an Accounting Standards Update related to CECL, the new credit impairment model, which is expected to be implemented by the Company for reporting periods beginning on January 1, 2023. This new model requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration will be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes.

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

 The Bank’s five largest deposit relationships, including securities sold under agreements to repurchase, amounted to $122.0 million at December 31, 2020. These balances represent 9.78% of total deposits and securities sold under agreements to repurchase combined at December 31, 2020. Total deposits for the five largest relationships referenced above amounted to $108.9 million, or 8.92% of total deposits at December 31, 2020. Total securities sold under agreements to repurchase for the five largest relationships referenced above amounted to $13.1 million, or 49.86% of total securities sold under agreements to repurchase at December 31, 2020. Loss of one or more of these deposit relationships could have a negative impact on the Bank’s liquidity position.

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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third-party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.

We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of our technology. We rely on our systems to accurately track and record our assets and liabilities. Any failure, interruption or breach in security of our computer systems or outside technology, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity, cyberattacks or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. This could materially affect our business operations and financial condition.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

In addition, the Bank provides its customers the ability to bank online and through mobile banking. The secure transmission of confidential information over the Internet is a critical element of online and mobile banking. While we use qualified third-party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security issues. The Bank may be required to spend significant capital and other resources to alleviate problems caused by security breaches or computer viruses.

To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation, and other potential liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

Additionally, we outsource the processing of our core data system, as well as other systems such as online banking, to third party vendors. Prior to establishing an outsourcing relationship, and on an ongoing basis thereafter, management monitors key vendor controls and procedures related to information technology, which includes reviewing reports of service auditor’s examinations. If our third-party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

In the normal course of business, we process large volumes of transactions involving millions of dollars. If our internal controls fail to work as expected, if our systems are used in an unauthorized manner, or if our employees subvert our internal controls, we could experience significant losses.

We process large volumes of transactions on a daily basis involving millions of dollars and are exposed to numerous types of operational risk. Operational risk includes the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems and breaches of the internal control system and compliance requirements. This risk also includes potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards.

We establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risk. Although not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, losses from operational risk may occur, including the effects of operational errors. We continually monitor and improve our internal controls, data processing systems, and corporate-wide processes and procedures, but there can be no assurance that future losses will not occur.

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

The federal BSA, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network (“FINCEN”), established by the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with BSA and AML regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are subject to extensive regulation, which could have an adverse effect on our operations.

We are subject to extensive regulation and supervision from the Commissioner and the Federal Reserve. This regulation and supervision is intended primarily to enhance the safe and sound operation of the Bank and for the protection of the FDIC insurance fund and our depositors and borrowers, rather than for holders of our equity securities. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets and the determination of the level of allowance for loan losses. Changes in the regulations that apply to us, or changes in our compliance with regulations, could have a material impact on our operations.

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and related enforcement actions.

The federal BSA, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network (“FINCEN”), established by the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration andInternal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with BSA and AML regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictionson our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the Consumer Finance Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our CRA rating and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on or delays in approving merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and investment banks. Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. We can make no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets.

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans and borrowings with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

We could experience losses due to competition with other financial institutions.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, thrifts, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries, such as online lenders and banks. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:
●the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
●the ability to expand our market position;
●the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
●the rate at which we introduce new products and services relative to our competitors;
●customer satisfaction with our level of service; and
●industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business and could negatively impact our reputation. Replacing these third-party vendors could also entail significant delay and expense.

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

The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with two of its top three executives averaging more than 20 years of service with the Bank. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

As discussed in Item 3. Legal Proceedings, the NCDOR (as defined on page 21) is seeking to disallow certain tax credits taken by the Bank in prior tax years from an investment made by the Bank. While the Bank purchased a Guaranty Agreement along with the investment, which we believe limits our exposure, there can be no assurance that the guarantor will perform under the Guaranty Agreement or that we will recover under the Guaranty Agreement. For additional information concerning the disallowance of the tax credits, see Item 3 Legal Proceedings on page 28.

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

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and noncustomers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP and loan forgiveness applications. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

RISKS RELATED TO THE COMPANY’S STOCK

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including the risk factors discussed elsewhere in this report that are outside of our control and which may occur regardless of our operating results.

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is listed for trading in The NASDAQ Global Select Market under the symbol “PEBK”, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2020, the Company and the Bank conducted their business from the headquarters office in Newton, North Carolina and its 18 other branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Cornelius, Mooresville, Raleigh and Cary, North Carolina. The Bank also operates loan production offices in Charlotte and Denver North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2020.

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

1910 East Main Street
Lincolnton, North Carolina 28092

760 Highway 27 West
Lincolnton, North Carolina 28092

Leased
1333 2nd Street NE
Hickory, North Carolina 28601

6350 South Boulevard
Charlotte, North Carolina 28217

3752/3754 Highway 16 North
Denver, North Carolina 28037

9624-I Bailey Road
Cornelius, North Carolina 28031

4000 Westchase Boulevard
Suite 100
Raleigh, North Carolina 27607

1117 Parkside Main Street
Cary, North Carolina 27519

13840 Ballantyne Corporate Place
Suite 150
Charlotte, North Carolina 28277

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

As of March 5, 2021, the Company had 675 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. The closing market price for the Company’s common stock was $26.69 on March 5, 2021.

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2020.

COMPARISON OF SIX-YEAR CUMULATIVE TOTAL RETURNS
Performance Report for
Peoples Bancorp of North Carolina, Inc.

Peoples Bancorp of North Carolina, Inc.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Peoples Bancorp of North Carolina, Inc.	100.00	132.06	180.73	146.57	201.50	146.15
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Southeast Bank Index	100.00	132.75	164.21	135.67	191.06	172.07

Source: S&P Global Market Intelligence
© 2021

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - 31, 2020	1,010	$28.62	-	$3,000,000

February 1 - 29, 2020	262	28.39	126,800	$3,000,000

March 1 - 31, 2020	1,126	24.82	-	$1,178

April 1 - 30, 2020	1,608	18.97	-	$1,178

May 1 - 31, 2020	423	17.41	-	$1,178

June 1 - 30, 2020	561	18.08	-	$1,178

July 1 - 31, 2020	1,796	17.66	-	$1,178

August 1 - 31, 2020	420	16.90	-	$1,178

September 1 - 30, 2020	481	17.14	-	$1,178

October 1 - 31, 2020	1,717	18.62	-	$1,178

November 1 - 30, 2020	408	18.92	-	$1,178

December 1 - 31, 2020	338	25.70	-	$1,178

Total	10,150(1)	$20.46	126,800

(1) The Company purchased 10,150 shares on the open market in the year ended December 31, 2020 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Company's stock repurchase program.

(3) Reflects dollar value of shares that may yet be purchased under the Company's stock repurchase program , which was funded in January 2020.

The above table excludes 2,088 shares of  common stock purchased by the Bank in the open market (at an average price of $24.88 per share) and awarded to employees in the fiscal year ended December 31, 2020 pursuant to the Service Recognition Program.

RECENT SALES OF UNREGISTERED SECURITIES

On May 7, 2020, the Company awarded 7,635 non-transferable restricted stock units to employees pursuant to the 2020 Omnibus Stock Ownership and Long Term Incentive Plan; each restricted stock unit is subject to time-based vesting restrictions and once vested will be convertible  into one share of the Company's common stock. On February 18, 2020, the Company issued an aggregate of 2,004 shares of common stock to employees upon the vesting of restricted stock units previously awarded under the 2009 Omnibus Stock Ownership and Long Term Incentive Plan. On December 23, 2020, the Bank awarded an aggregate of 2,088 shares of common stock to employees pursuant to the Service Recognition Plan. The awards and stock issuances were compensatory in nature without the cost to the employees and were made pursuant to exemptions from registration under the Securities Act of 1933, including Regulation D.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-26 through A-71 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit (13). The consolidated financial statements of the Company and supplementary data set forth on pages A-26 through A-71 of the Annual Report are incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

 Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2020, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2020, as stated in their report, which is included in Item 8 hereof.

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

The following table presents the number of shares of Company common stock to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average price of the outstanding options, warrants and rights and the number of options, warrants and rights remaining that may be issued under the Company’s Omnibus Stock and Long Term Incentive Plans. The Company's 2020 Omnibus Stock Ownership and Long Term Incentive Plan is described under the section captioned “Omnibus Stock Option and Long Term Incentive Plan” contained in the Proxy Statement.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3), (4), (5)	Weighted-average exercise price of outstanding options, warrants and rights (6)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,868	$-	292,365
Equity compensation plans not approved by security holders	-	-	-
Total	25,868	$-	292,365

(1) Includes 5,104 restricted stock units granted on February 18, 2016 (adjusted for the 10% stock dividend paid December 15, 2017) under the 2009 Omnibus and Long Term Incentive Plan. These restricted stock grants vested on February 18, 2020.

(2) Includes 4,114 restricted stock units granted on March 1, 2017 (adjusted for the 10% stock dividend paid December 15, 2017) under the 2009 Omnibus and Long Term Incentive Plan . These restricted stock grants vested on March 1, 2021.

(3) Includes 3,725 restricted stock units granted on January 24, 2018 under the 2009 Omnibus and Long Term Incentive Plan . These restricted stock grants vest on January 24, 2022.

(4) Includes 5,290 restricted stock units granted on February 21, 2019 under the  2009 Omnibus and Long Term Incentive Plan . These restricted stock grants vest on February 21, 2023.

(5) Includes 7,635 restricted stock units granted on May 7, 2020 under the  2020 Omnibus and Long Term Incentive Plan . These restricted stock grants vest on May 7, 2024.

(6) Grants of restricted stock units under the 2009 and 2020 Omnibus and Long Term Incentive Plan do not have an exercise price.

The above table excludes shares to be awarded pursuant to the Service Recognition Program. The Service Recognition Program is described under the section captioned "Discretionary Bonus and Service Awards" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the sections captioned “Indebtedness of and Transactions with Management and Directors” and “Board Leadership Structure and Risk Oversight” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm” contained in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.
Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)
Reports of Independent Registered Public Accounting Firm

(b)
Consolidated Balance Sheets as of December 31, 2020 and 2019

(c)
Consolidated Statements of Earnings for the Years Ended December 31, 2020, 2019 and 2018

(d)
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

(e)
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018

(f)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

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
Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and Exchange Commission on June 24, 2015

Exhibit (4)(i)
Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(ii)
Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4(ii) to the Form 10-K/A filed with the Securities and Exchange Commission on March 16, 2020

Exhibit (10)(i)
Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and Tony W. Wolfe dated December 18, 2008, incorporated by reference to Exhibit (10)(a)(iii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(ii)
Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and Joseph F. Beaman, Jr. dated December 18, 2008, incorporated by reference to Exhibit (10)(b)(iii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (10)(iii)
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
First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and William D. Cable, Sr. dated February 16, 2018

Exhibit (10)(xxi)
2020 Omnibus Stock Ownership and Long Term Incentive Plan

Exhibit (13)
2020 Annual Report of Peoples Bancorp of North Carolina, Inc.

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

Exhibit (31)(ii)
Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s 10-K Report for the annual period ended December 31, 2020, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 19, 2021
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 19, 2021
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 19, 2021
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 19, 2021
Douglas S. Howard

/s/ Jeffrey N. Hooper	Executive Vice President and Chief	March 19, 2021
Jeffrey N. Hooper	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 19, 2021
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 19, 2021
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 19, 2021
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 19, 2021
Larry E. Robinson

/s/ William Gregory Terry	Director	March 19, 2021
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 19, 2021
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 19, 2021
Benjamin I. Zachary