Form 10-Q
period 2021-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2021-05-10
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,789,166 shares of common stock, outstanding at April 30, 2021.

INDEX

PART I.
FINANCIAL INFORMATION

PART II.
OTHER INFORMATION

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.

PART I.
FINANCIAL INFORMATION

Item 1.
Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
March 31, 2021 and December 31, 2020
(Dollars in thousands)

	March 31,	December 31,
Assets	2021	2020
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements
of $0 at both 3/31/21 and 12/31/20	$43,726	42,737
Interest-bearing deposits	165,311	118,843
Cash and cash equivalents	209,037	161,580

Investment securities available for sale	325,517	245,249
Other investments	3,791	4,155
Total securities	329,308	249,404

Mortgage loans held for sale	4,236	9,139

Loans	946,497	948,639
Less allowance for loan losses	(9,532)	(9,908)
Net loans	936,965	938,731

Premises and equipment, net	18,184	18,600
Cash surrender value of life insurance	17,065	16,968
Other real estate	128	128
Right of use lease asset	3,182	3,423
Accrued interest receivable and other assets	19,473	18,202
Total assets	$1,537,578	1,416,175

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$524,176	456,980
Interest-bearing demand, MMDA & savings	701,798	657,834
Time, $250,000 or more	28,109	25,771
Other time	80,382	80,501
Total deposits	1,334,465	1,221,086

Securities sold under agreements to repurchase	31,916	26,201
Junior subordinated debentures	15,464	15,464
Lease liability	3,232	3,471
Accrued interest payable and other liabilities	12,472	10,054
Total liabilities	1,397,549	1,276,276

Commitments

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,789,166 shares
at March 31, 2021 and 5,787,504 shares at December 31, 2020	56,910	56,871
Common stock held by deferred compensation trust, at cost; 156,808 shares at March 31, 2021 and 155,469 shares at December 31, 2020	(1,849)	(1,796)
Deferred compensation	1,849	1,796
Retained earnings	80,819	77,628
Accumulated other comprehensive income	2,300	5,400
Total shareholders' equity	140,029	139,899

Total liabilities and shareholders' equity	$1,537,578	1,416,175

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three Months Ended March 31, 2021 and 2020
(Dollars in thousands, except per share amounts)

	2021	2020
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$10,664	10,680
Interest on due from banks	35	43
Interest on federal funds sold	-	123
Interest on investment securities:
U.S. Government sponsored enterprises	538	685
State and political subdivisions	639	641
Other	46	78
Total interest income	11,922	12,250

Interest expense:
Interest-bearing demand, MMDA & savings deposits	497	525
Time deposits	212	277
FHLB borrowings	-	64
Junior subordinated debentures	71	130
Other	35	45
Total interest expense	815	1,041

Net interest income	11,107	11,209

Provision for (reduction of provision for) loan losses	(455)	1,521

Net interest income after provision for loan losses	11,562	9,688

Non-interest income:
Service charges	926	1,108
Other service charges and fees	212	193
Mortgage banking income	870	322
Insurance and brokerage commissions	260	242
Appraisal management fee income	1,816	1,350
Miscellaneous	1,789	1,380
Total non-interest income	5,873	4,595

Non-interest expense:
Salaries and employee benefits	6,183	5,724
Occupancy	1,953	1,921
Professional fees	337	333
Advertising	143	218
Debit card expense	232	230
Appraisal management fee expense	1,456	1,034
Other	1,964	1,989
Total non-interest expense	12,268	11,449

Earnings before income taxes	5,167	2,834

Income tax expense	1,046	467

Net earnings	$4,121	2,367

Basic net earnings per share	$0.73	0.41
Diluted net earnings per share	$0.71	0.40
Cash dividends declared per share	$0.16	0.30

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
	(Unaudited)	(Unaudited)

Net earnings	$4,121	2,367

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	(4,026)	2,715

Income tax expense (benefit) related to other
comprehensive gain (loss):

Unrealized holding gains (losses) on securities
available for sale	(926)	625

Total other comprehensive income (loss),
net of tax	(3,100)	2,090

Total comprehensive income	$1,021	4,457

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)

					Common Stock
					Held by	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2020	5,787,504	$56,871	77,628	1,796	(1,796)	5,400	139,899

Cash dividends declared on
common stock	-	-	(930)	-	-	-	(930)
Restricted stock units exercised	1,662	39	-	-	-	-	39
Equity incentive plan, net	-	-	-	53	(53)	-	-
Net earnings	-	-	4,121	-	-	-	4,121
Change in accumulated other
comprehensive loss, net of tax	-	-	-	-	-	(3,100)	(3,100)
Balance, March 31, 2021	5,789,166	$56,910	80,819	1,849	(1,849)	2,300	140,029

Balance, December 31, 2019	5,912,300	$59,813	70,663	1,588	(1,588)	3,644	134,120

Common stock repurchase	(126,800)	(2,999)	-	-	-	-	(2,999)
Cash dividends declared on
common stock	-	-	(1,779)	-	-	-	(1,779)
Restricted stock units exercised	2,004	57	-			-	57
Equity incentive plan, net	-	-	-	64	(64)	-	-
Net earnings	-	-	2,367	-	-	-	2,367
Change in accumulated other
comprehensive income, net of tax	-	-	-	-	-	2,090	2,090
Balance, March 31, 2020	5,787,504	$56,871	71,251	1,652	(1,652)	5,734	133,856

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$4,121	2,367
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,198	1,038
Provision for (reduction of provision for) loan losses	(455)	1,521
Deferred income taxes	(9)	(8)
Restricted stock expense	(44)	(77)
Proceeds from sales of mortgage loans held for sale	28,939	14,876
Origination of mortgage loans held for sale	(24,036)	(16,608)
Change in:
Cash surrender value of life insurance	(97)	(95)
Right of use lease asset	241	195
Other assets	(336)	165
Lease liability	(239)	(189)
Other liabilities	2,462	(1,298)

Net cash provided by operating activities	11,745	1,887

Cash flows from investing activities:
Purchases of investment securities available for sale	(90,470)	(10,958)
Proceeds from sales, calls and maturities of investment securities
available for sale	645	2,343
Proceeds from paydowns of investment securities available for sale	4,981	5,138
Proceeds from paydowns of other investment securities	44	44
Redemption (purchase) of FHLB stock	331	(3,031)
Net change in loans	2,221	(30,779)
Purchases of premises and equipment	(243)	(391)

Net cash used in investing activities	(82,491)	(37,634)

Cash flows from financing activities:
Net change in deposits	113,379	17,441
Net change in securities sold under agreement to repurchase	5,715	4,314
Proceeds from FHLB borrowings	-	70,000
Proceeds from Fed Funds purchased	-	6,935
Repayments of Fed Funds purchased	-	(6,935)
Repayments of Junior Subordinated Debentures	-	(155)
Restricted stock units exercised	39	57
Common stock repurchased	-	(2,999)
Cash dividends paid on common stock	(930)	(1,779)

Net cash provided by financing activities	118,203	86,879

Net change in cash and cash equivalents	47,457	51,132

Cash and cash equivalents at beginning of period	161,580	52,387

Cash and cash equivalents at end of period	$209,037	103,519

  See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$802	994
Income taxes	$-	-

Noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities
available for sale, net	$(3,100)	2,090
Issuance of accrued restricted stock units	$39	57

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

The Bank formerly operated three banking offices focused on the Latino population that were operated as a division of the Bank under the name Banco de la Gente (“Banco”). Two of these offices remain open as Bank branches that offer the same banking services offered in the Bank’s other branches such as the taking of deposits and the making of loans.

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2020) are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2021 Annual Meeting of Shareholders.

Correction of an Error
Subsequent to issuance of the Company’s December 31, 2020 Form 10-K, it was identified that the Company’s non-qualified deferred compensation plan had not been properly recorded on the Consolidated Balance Sheets. The deferred compensation plan requires all deferral amounts and contributions to be held in a rabbi trust, and the assets held by the trust should be recorded on the Company’s financial statements along with a corresponding liability.

For balances related to mutual fund investments held in the trust, the accrued interest receivable and other assets, accrued interest payable and other liabilities, total assets, and total liabilities line items on the Consolidated Balance Sheets were adjusted as of December 31, 2020 to reflect the asset and corresponding liability associated with the portion of the trust held in mutual fund investments. This resulted in an increase to these line items of $1.3 million. Additionally, an adjustment to the presentation of the Company’s shareholders’ equity on the Consolidated Balance Sheets has been made to disclose the number of shares of Company stock held by the trust and the cost basis for those shares, as well as a corresponding liability for the deferred compensation as of December 31, 2020.

On the Consolidated Statements of Earnings, basic earnings per share has been adjusted from $0.40 to $0.41 for the three months ended March 31, 2020. The impact of the changes in the fair value of the mutual funds held in the trust and the changes in the deferred compensation liability that were not previously recorded were not considered material to the financial statements. These changes to basic earnings per share are also reflected within Note 4 to the financial statements.

In addition to the adjustments to the presentation of the Company’s shareholders' equity on the Consolidated Balance Sheets, the Company adjusted the presentation of the Consolidated Statements of Changes in Shareholders’ Equity for all periods presented to reflect the Company shares held within the plan, as well as the corresponding deferred compensation associated with these shares.

The Company’s Consolidated Statements of Cash Flows were adjusted for the three months ended March 31, 2020 in order to reflect the changes to other assets and other liabilities made on the Consolidated Balance Sheets.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. All adjustments were not considered material to the financial statements.

Revenue Recognition
The Company has applied Accounting Standards Update (“ASU”) 2014-09 using a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of ASU 2014-09 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Appraisal management fee income and expense from the Bank’s subsidiary, CBRES, was reported as a net amount prior to March 31, 2018, which was included in miscellaneous non-interest income. This income and expense is now reported on separate line items under non-interest income and non-interest expense. See below for additional information related to revenue generated from contracts with customers.

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

The Company adopted ASU 2014-09 using the modified retrospective transition approach which does not require restatement of prior periods. The method was selected as there were no material changes in the timing of revenue recognition resulting in no comparability issues with prior periods. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of, and reason for, the change, which is solely a result of the adoption of the required standard. When applying the modified retrospective transition approach under ASU 2014-09, the Company has elected, as a practical expedient, to apply this approach only to contracts that were not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures involve the Company’s material income streams derived from contracts with customers which are within the scope of ASU 2014-09. Through the Company’s wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of the Company’s customers. The Company receives commissions from this third party investment advisor based on the volume of business that the Company’s customers do with such investment advisor. Total revenue recognized from these contracts was $260,000 and $241,000 for the three months ended March 31, 2021 and 2020, respectively. The Company utilizes third parties to contract with the Company’s customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company’s customers. Total revenue recognized from these contracts with these third parties was $1.2 million and $972,000 for the three months ended March 31, 2021 and 2020, respectively. Through the Company’s wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized from these contracts with customers was $180,000 and $181,000 for the three months ended March 31, 2021 and 2020, respectively Through the Company’s wholly-owned subsidiary, CBRES, the Company provides appraisal management services. Total revenue recognized from these contracts with customers was $1.8 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. Due to the nature of the Company’s relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. The Company’s portfolio of services provided to the Company’s customers consists of over 50,000 active contracts. The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the three months ended March 31, 2021 derived from contracts in which services are transferred at a point in time was approximately $2.2 million. None of the Company’s revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors, such as the financial stress impacting businesses and individuals as a result of the novel coronavirus (“COVID-19”) pandemic, could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair a customers’ ability to provide payment for services. For the Company’s deposit contracts, this risk is mitigated as the Company generally deducts payments from customers’ accounts as services are rendered. For the Company’s appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

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

                Recent Accounting Pronouncements

               The following table provides a summary of ASUs issued by the Financial Accounting Standards Board (“FASB”) that the Company has recently adopted.

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

The following table provides a summary of ASU’s issued by the FASB that the Company has not adopted as of March 31, 2021, which may impact the Company’s financial statements.

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

Reclassification

Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation.

(2)
Investment Securities

Investment securities available for sale at March 31, 2021 and December 31, 2020 are as follows:

               (Dollars in thousands)
	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasuries	$7,960	-	-	7,960
U.S. Government
sponsored enterprises	12,939	282	202	13,019
Mortgage-backed securities	184,445	2,225	967	185,703
State and political subdivisions	117,186	3,070	1,421	118,835
Total	$322,530	5,577	2,590	325,517

               (Dollars in thousands)
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government
sponsored enterprises	$7,384	331	208	7,507
Mortgage-backed securities	143,095	2,812	593	145,314
State and political subdivisions	87,757	4,758	87	92,428
Total	$238,236	7,901	888	245,249

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2021 and December 31, 2020 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

               (Dollars in thousands)
	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government
sponsored enterprises	$-	-	4,098	202	4,098	202
Mortgage-backed securities	82,322	947	1,979	20	84,301	967
State and political subdivisions	38,420	1,421	-	-	38,420	1,421
Total	$120,742	2,368	6,077	222	126,819	2,590

               (Dollars in thousands)
	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government
sponsored enterprises	$-	-	4,193	208	4,193	208
Mortgage-backed securities	80,827	565	4,762	28	85,589	593
State and political subdivisions	7,126	87	-	-	7,126	87
Total	$87,953	652	8,955	236	96,908	888

At March 31, 2021, unrealized losses in the investment securities portfolio relating to debt securities totaled $2.6 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the March 31, 2021 tables above, 33 out of 111 securities issued by state and political subdivisions and 30 out of 83 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

               March 31, 2021
               (Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$15,906	16,126
Due from one to five years	10,216	10,785
Due from five to ten years	87,596	89,027
Due after ten years	24,367	23,876
Mortgage-backed securities	184,445	185,703
Total	$322,530	325,517

No securities available for sale were sold during the three months ended March 31, 2021 and 2020.

Securities with a fair value of approximately $76.6 million and $77.3 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)
Loans

Major classifications of loans at March 31, 2021 and December 31, 2020 are summarized as follows:

               (Dollars in thousands)
	March 31, 2021	December 31, 2020
Real estate loans:
Construction and land development	$87,878	94,124
Single-family residential	264,356	272,325
Single-family residential -
Banco de la Gente non-traditional	26,278	26,883
Commercial	337,943	332,971
Multifamily and farmland	57,914	48,880
Total real estate loans	774,369	775,183

Loans not secured by real estate:
Commercial loans	160,892	161,740
Farm loans	860	855
Consumer loans	6,778	7,113
All other loans	3,598	3,748

Total loans	946,497	948,639

Less allowance for loan losses	9,532	9,908

Total net loans	$936,965	938,731

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake and Durham counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

●
Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of March 31, 2021, construction and land development loans comprised approximately 9% of the Bank’s total loan portfolio.

●
Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of March 31, 2021, single-family residential loans comprised approximately 31% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 3% of the Bank’s total loan portfolio.

●
Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of March 31, 2021, commercial real estate loans comprised approximately 36% of the Bank’s total loan portfolio.

●
Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of March 31, 2021, commercial loans comprised approximately 17% of the Bank’s total loan portfolio, including $78.2 million in Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2021 and December 31, 2020:

               March 31, 2021
               (Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$434	-	434	87,444	87,878	-
Single-family residential	2,314	67	2,381	261,975	264,356	-
Single-family residential -
Banco de la Gente non-traditional	2,709	48	2,757	23,521	26,278	-
Commercial	713	-	713	337,230	337,943	-
Multifamily and farmland	-	-	-	57,914	57,914	-
Total real estate loans	6,170	115	6,285	768,084	774,369	-

Loans not secured by real estate:
Commercial loans	144	-	144	160,748	160,892	-
Farm loans	-	-	-	860	860	-
Consumer loans	33	2	35	6,743	6,778	-
All other loans	-	-	-	3,598	3,598	-
Total loans	$6,347	117	6,464	940,033	946,497	-

               December 31, 2020
               (Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$298	-	298	93,826	94,124	-
Single-family residential	3,660	270	3,930	268,395	272,325	-
Single-family residential -
Banco de la Gente non-traditional	3,566	105	3,671	23,212	26,883	-
Commercial	36	-	36	332,935	332,971	-
Multifamily and farmland	-	-	-	48,880	48,880	-
Total real estate loans	7,560	375	7,935	767,248	775,183	-

Loans not secured by real estate:
Commercial loans	-	-	-	161,740	161,740	-
Farm loans	-	-	-	855	855	-
Consumer loans	45	2	47	7,066	7,113	-
All other loans	-	-	-	3,748	3,748	-
Total loans	$7,605	377	7,982	940,657	948,639	-

               The following table presents non-accrual loans as of March 31, 2021 and December 31, 2020:

               (Dollars in thousands)
	March 31, 2021	December 31, 2020
Real estate loans:
Single-family residential	$1,207	1,266
Single-family residential -
Banco de la Gente non-traditional	1,665	1,709
Commercial	429	440
Multifamily and farmland	115	117
Total real estate loans	3,416	3,532

Loans not secured by real estate:
Commercial loans	141	212
Consumer loans	9	14
Total	$3,566	3,758

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $20.6 million, $21.3 million and $22.8 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. Interest income recognized on accruing impaired loans was $283,000, $1.2 million, and $329,000 for the three months ended March 31, 2021, the year ended December 31, 2020 and the three months ended March 31, 2020, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of March 31, 2021:

               March 31, 2021
               (Dollars in thousands)
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$104	-	104	104	4	106	2
Single-family residential	4,837	278	4,248	4,526	30	5,490	60
Single-family residential -
Banco de la Gente non-traditional	13,162	-	12,575	12,575	843	11,832	177
Commercial	2,966	1,071	1,865	2,936	14	2,955	36
Multifamily and farmland	118	-	115	115	-	116	1
Total impaired real estate loans	21,187	1,349	18,907	20,256	891	20,499	276

Loans not secured by real estate:
Commercial loans	430	141	231	372	4	413	6
Consumer loans	24	-	19	19	-	28	1
Total impaired loans	$21,641	1,490	19,157	20,647	895	20,940	283

The following table presents impaired loans as of and for the year ended December 31, 2020:

               December 31, 2020
               (Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$108	-	108	108	4	134	8
Single-family residential	5,302	379	4,466	4,845	33	4,741	262
Single-family residential -
Banco de la Gente non-traditional	13,417	-	12,753	12,753	862	13,380	798
Commercial	2,999	1,082	1,891	2,973	14	2,940	139
Multifamily and farmland	119	-	117	117	-	29	6
Total impaired real estate loans	21,945	1,461	19,335	20,796	913	21,224	1,213

Loans not secured by real estate:
Commercial loans	515	211	244	455	5	564	32
Consumer loans	41	-	37	37	1	60	5
Total impaired loans	$22,501	1,672	19,616	21,288	919	21,848	1,250

Impaired loans collectively evaluated for impairment totaled $5.8 million and $6.1 million at March 31, 2021 and 2020, respectively.

The following tables present changes in the allowance for loan losses for the three months ended March 31, 2021 and 2020. PPP loans are excluded from the allowance for loan losses as PPP loans are 100 percent guaranteed by the SBA.

               (Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2021
Allowance for loan losses:
Beginning balance	$1,196	1,843	1,052	2,212	122	1,345	-	128	2,010	9,908
Charge-offs	-	-	-	-	-	-	-	(85)	-	(85)
Recoveries	50	60	-	12	-	3	-	39	-	164
Provision	(185)	(53)	(19)	28	23	(104)	-	9	(154)	(455)
Ending balance	$1,061	1,850	1,033	2,252	145	1,244	-	91	1,856	9,532

Allowance for loan losses March 31, 2021
Ending balance: individually
evaluated for impairment	$2	4	826	8	-	-	-	-	-	840
Ending balance: collectively
evaluated for impairment	1,059	1,846	207	2,244	145	1,244	-	91	1,856	8,692
Ending balance	$1,061	1,850	1,033	2,252	145	1,244	-	91	1,856	9,532

Loans March 31, 2021:
Ending balance	$87,878	264,356	26,278	337,943	57,914	160,892	860	10,376	-	946,497

Ending balance: individually
evaluated for impairment	$7	1,444	11,193	2,098	-	141	-	-	-	14,883
Ending balance: collectively
evaluated for impairment	$87,871	262,912	15,085	335,845	57,914	160,751	860	10,376	-	931,614

               (Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2020
Allowance for loan losses:
Beginning balance	$694	1,274	1,073	1,305	120	688	-	138	1,388	6,680
Charge-offs	(5)	-	-	(7)	-	(31)	-	(167)	-	(210)
Recoveries	2	16	-	23	-	25	-	55	-	121
Provision	602	423	11	478	(2)	335	-	154	(480)	1,521
Ending balance	$1,293	1,713	1,084	1,799	118	1,017	-	180	908	8,112

Allowance for loan losses March 31, 2020
Ending balance: individually
evaluated for impairment	$2	6	906	9	-	29	-	-	-	952
Ending balance: collectively
evaluated for impairment	1,291	1,707	178	1,790	118	988	-	180	908	7,160
Ending balance	$1,293	1,713	1,084	1,799	118	1,017	-	180	908	8,112

Loans March 31, 2020:
Ending balance	$105,939	271,489	29,887	301,490	48,191	104,221	1,044	18,303	-	880,564

Ending balance: individually
evaluated for impairment	$8	1,678	12,489	2,095	-	344	-	-	-	16,614
Ending balance: collectively
evaluated for impairment	$105,931	269,811	17,398	299,395	48,191	103,877	1,044	18,303	-	863,950

The provision for loan losses for the three months ended March 31, 2021 was a credit of $455,000, compared to an expense of $1.5 million for the three months ended March 31, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves due to generally flat volumes of loans in the general reserve pools. At March 31, 2021, the balance of loans with existing modifications as a result of COVID-19 was $1.9 million, of which $602,000 represents the balance of loans under the terms of a first modification and $1.3 million represents the balance of outstanding loans under the terms of a second or third modification. At December 31, 2020, the balance of loans with existing modifications as a result of COVID-19 was $18.3 million. The Company continues to track all loans that are currently modified or have been modified as a result of COVID-19. At March 31, 2021, the balance for all loans that are currently modified or previously modified but have returned to their original terms was $114.8 million. The loan balances associated with COVID-19 related modifications have been grouped into their own pool within the Company’s Allowance for Loan and Lease Losses (“ALLL”) model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. Of all loans modified as a result of COVID-19, $112.9 million have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that are currently modified and/or loans that were once modified. These payment modifications are primarily interest only payments for three to nine months. Loans with COVID-19 related payment modifications that have reverted to their original terms are still included with reserves associated with COVID-19 payment modifications at March 31, 2021. There is still uncertainty about the ongoing and future effects of national and local policy decisions on these borrowers that could still limit their ability to adhere to their original payment terms. At December 31, 2020, the balance for all loans that were then currently modified or previously modified but returned to their original terms was $119.6 million. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2021 and December 31, 2020:

               March 31, 2021
               (Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	5,196	-	-	-	436	-	701	-	6,333
2- High Quality	10,147	113,727	-	39,402	20	16,955	-	2,150	1,486	183,887
3- Good Quality	71,651	119,255	9,856	249,646	54,014	132,296	839	3,540	1,420	642,517
4- Management Attention	3,413	19,477	11,998	37,337	3,196	8,761	21	345	692	85,240
5- Watch	2,586	3,633	1,883	10,684	569	2,248	-	5	-	21,608
6- Substandard	81	3,068	2,541	874	115	196	-	37	-	6,912
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$87,878	264,356	26,278	337,943	57,914	160,892	860	6,778	3,598	946,497

               December 31, 2020
               (Dollars in thousands)

	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$228	9,867	-	-	-	406	-	678	-	11,179
2- High Quality	9,092	121,331	-	40,569	22	19,187	-	2,237	1,563	194,001
3- Good Quality	76,897	115,109	10,170	241,273	44,890	128,727	832	3,826	1,477	623,201
4- Management Attention	4,917	20,012	12,312	39,370	3,274	11,571	23	336	708	92,523
5- Watch	2,906	2,947	1,901	10,871	694	1,583	-	6	-	20,908
6- Substandard	84	3,059	2,500	888	-	266	-	30	-	6,827
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$94,124	272,325	26,883	332,971	48,880	161,740	855	7,113	3,748	948,639

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $3.4 million and $3.8 million at March 31, 2021 and December 31, 2020, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at March 31, 2021 and December 31, 2020.

There were no new TDR modifications during the three months ended March 31, 2021 and 2020.

There were no loans modified as TDR that defaulted during the three months ended March 31, 2021 and 2020, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. A second round of PPP funding, signed into law by President Trump on April 24, 2020, provided $320 billion additional funding for the PPP. The Bank is participating as a lender in the PPP. Total PPP loans originated as of March 31, 2021 amounted to $124.8 million. The outstanding balance of PPP loans was $78.2 million at March 31, 2021. The Bank has received $5.1 million in fees from the SBA for PPP loans originated as of March 31, 2021. The Bank has recognized PPP loan fee income totaling $2.4 million, including $999,000 PPP fee income recognized during the three months ended March 31, 2021.

(4)
Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2021 and 2020 is as follows:

For the three months ended March 31, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,121	5,631,414	$0.73
Effect of dilutive securities:
Restricted stock units	-	12,169
Shares held in deferred comp plan	-	156,662
Diluted earnings per share	$4,121	5,800,245	$0.71

For the three months ended March 31, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,367	5,723,540	$0.41
Effect of dilutive securities:
Restricted stock units	-	13,440
Shares held in deferred comp plan	-	146,938
Diluted earnings per share	$2,367	5,883,378	$0.40

(5)
Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. The 2009 Plan expired on May 7, 2019 but still governs the rights and obligations of the parties for grants made thereunder. As of March 31, 2021, there were no outstanding shares reserved for possible issuance under the 2009 Plan.

The Company granted 16,583 restricted stock units under the 2009 Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the 2009 Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the 2009 Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the 2009 Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the 2009 Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values for the restricted stock units granted in 2015 through 2017 have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for the 2015, 2016, 2017, 2018 and 2019 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of March 31, 2021, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $74,000.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2020 (the “2020 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. A total of 300,000 shares were reserved for possible issuance under the 2020 Plan when it was adopted. As of March 31, 2021, a total of 285,075 shares out of the initial 300,000 shares reserved remain available for future issuance under the 2020 Plan. All stock-based rights under the 2020 Plan must be granted or awarded by May 7, 2030 (or ten years from the 2020 Plan effective date).

The Company granted 7,635 restricted stock units under the 2020 Plan at a grant date fair value of $17.08 per share during the second quarter of 2020. The Company granted 7,290 restricted stock units under the 2020 Plan at a grant date fair value of $22.04 per share during the first quarter of 2021. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for 2020 and 2021 grants). As of March 31, 2021, the total unrecognized compensation expense related to the restricted stock unit grants under the 2020 Plan was $304,000.

The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan and 2020 Plan of $44,000 for the three months ended March 31, 2021. The Company recognized a $77,000 credit to compensation expense for restricted stock unit awards granted under the 2009 Plan for the three months ended March 31, 2020 due to a reduction in the Company’s stock price from $32.85 per share at December 31, 2019, compared to $20.36 per share at March 31, 2020.

(6)
Fair Value

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination or issuance. The methods of determining the fair value of assets and liabilities presented in this note are consistent with methodologies disclosed in Note 16 of the Company’s 2020 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU No. 2016-01.

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

Mutual Funds
For mutual funds held in the deferred compensation trust, the carrying value is a reasonable estimate of fair value. Mutual funds held in the deferred compensation trust are included in other assets on balance sheet and reported in the Level 2 fair value category.

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

The tables below present the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)
	March 31, 2021
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U. S Treasuries	$7,960	-	$7,960	-
U.S. Government
sponsored enterprises	13,019	-	13,019	-
Mortgage-backed securities	185,703	-	185,703	-
State and political subdivisions	118,835	-	118,835	-

(Dollars in thousands)
	December 31, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Government
sponsored enterprises	$7,507	-	7,507	-
Mortgage-backed securities	145,314	-	145,314	-
State and political subdivisions	92,428	-	92,428	-

The tables below present the balance of mutual funds held in the deferred compensation trust, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)
	March 31, 2021
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mutual funds held in deferred compensation trust	$1,372	-	1,372	-

(Dollars in thousands)
	December 31, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mutual funds held in deferred compensation trust	$1,320	-	1,320	-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at March 31, 2021 and December 31, 2020 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

	Fair Value Measurements March 31, 2021	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$4,236	-	-	4,236
Impaired loans	19,752	-	-	19,752
Other real estate	128	-	-	128

(Dollars in thousands)
	Fair Value Measurements December 31, 2020	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$9,139	-	-	9,139
Impaired loans	20,369	-	-	20,369
Other real estate	128	-	-	128

(Dollars in thousands)
	Fair Value March 31, 2021	Fair Value December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$4,236	9,139	Rate lock commitment	N/A	N/A
Impaired loans	19,752	20,369	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	128	128	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$209,037	209,037	-	-	209,037
Investment securities available for sale	325,517	-	325,517	-	325,517
Other investments	3,791	-	-	3,791	3,791
Mortgage loans held for sale	4,236	-	-	4,236	4,236
Loans, net	936,965	-	-	921,096	921,096
Mutual funds held in deferred compensation trust	1,372	-	1,372	-	1,372

Liabilities:
Deposits	$1,334,465	-	-	1,330,015	1,330,015
Securities sold under agreements
to repurchase	31,916	-	31,916	-	31,916
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$161,580	161,580	-	-	161,580
Investment securities available for sale	245,249	-	245,249	-	245,249
Other investments	4,155	-	-	4,155	4,155
Mortgage loans held for sale	9,139	-	-	9,139	9,139
Loans, net	938,731	-	-	924,845	924,845
Mutual funds held in deferred compensation trust	1,320	-	1,320	-	1,320

Liabilities:
Deposits	$1,221,086	-	-	1,216,503	1,216,503
Securities sold under agreements
to repurchase	26,201	-	26,201	-	26,201
Junior subordinated debentures	15,464	-	15,464	-	15,464

(7)
Leases

As of March 31, 2021, the Company had operating ROU assets of $3.2 million and operating lease liabilities of $3.2 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by ASU 2016-02, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of March 31, 2021 and 2020.

(Dollars in thousands)
	March 31, 2021	March 31, 2020

Operating lease cost $	$195	224

Other information:
Cash paid for amounts included in the measurement of lease liabilities	189	218
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	-
Weighted-average remaining lease term - operating leases	6.95	7.20
Weighted-average discount rate - operating leases	2.69%	3.20%

The following table presents lease maturities as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	March 31, 2021	December 31, 2020

2021	$537	$754
2022	550	588
2023	544	567
2024	489	489
2025	433	433
Thereafter	1,041	1,041
Total	3,594	3,872
Less: Imputed Interest	(362)	(401)
Operating Lease Liability	$3,232	$3,471

(8)
Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.

The Bank has continued to originate PPP loans. PPP loans originated in April 2021 totaled $2.7 million. The outstanding balance of PPP loans was $65.5 million at April 30, 2021, as compared to $78.2 million at March 31, 2021. The decrease from March 31, 2021 to April 30, 2021 was primarily due to PPP loans being forgiven by the SBA.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors and the Company’s Consolidated Financial Statements and Notes thereto on pages A-26 through A-71 of the Company’s 2020 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2021 Annual Meeting of Shareholders.

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

COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely affected. On March 3, 2020, the Federal Reserve Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to a range of 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations. Prior to the occurrence of the COVID-19 pandemic, economic conditions, while not as robust as the economic conditions during the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. See COVID-19 Impact below for additional information regarding the impact of the COVID-19 pandemic on the Company’s business.

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

COVID 19 Impact
Overview. The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption that affects daily living and negatively impacts the global economy, the banking industry and the Company. While we are unable to estimate the magnitude, we expect the COVID-19 pandemic and related global economic crisis will adversely affect our future operating results. As such, the impact of the COVID-19 pandemic on future fiscal periods is subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in North Carolina where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. In North Carolina, schools closed for the remainder of the 2019-2020 academic year, businesses were ordered to temporarily close or reduce their business operations to accommodate social distancing and shelter in place requirements, non-critical healthcare services were significantly curtailed and unemployment levels rose. Since the initial shut down in March 2020, phased reopening plans began in mid-May of 2020 subject to public health reopening guidelines, restrictions and limitations on capacity. While guidelines, restrictions and limitations remain in place in North Carolina, as the number of COVID-19 cases decrease and COVID-19 vaccinations increase, the restrictions and limitations have slowly eased, and it is anticipated that these restrictions will continue to ease so long as COVID-19 cases continue to decrease and COVID-19 vaccinations continue to increase. We are unable to predict when these restrictions and limitations will be fully lifted allowing businesses to operate in a manner in which they operated prior to the COVID-19 pandemic.

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

●
On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act reopens and expands the PPP loan program. The changes to the PPP program allow new borrowers to apply for a loan under the original PPP loan program and the creation of an additional PPP loan for eligible borrowers. The Economic Aid Act also revises certain PPP requirements, including aspects of loan forgiveness on existing PPP loans. Under the Economic Aid Act the PPP loan program was set to expire on March 31, 2021; however, the PPP Extension Act which was signed into law on March 30, 2021 extends the PPP loan program until May 31, 2021. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructured (“TDR”) loans for a limited period of time to account for the effects of COVID-19. See Note 3 of the financial statements for additional disclosure of loan modifications as of March 31, 2021.

●
On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the financial statements for additional disclosure of loan modifications as of March 31, 2021.

●
On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP are able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion. The Bank did not participate in the MSELF or MSNLF.

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

●
We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities.

●
On March 19, 2020, we restricted branch customer activity to drive-up and appointment only services. Branch lobbies were reopened on May 20, 2020. One small branch located in an assisted living facility was permanently closed effective December 31, 2020 due to limited lobby space and COVID-19 restrictions. All business functions continue to be operational. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

Summary of Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the May 6, 2021 Annual Meeting of Shareholders.

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

Results of Operations
Summary. Net earnings were $4.1 million or $0.73 basic net earnings per share and $0.71 diluted net earnings per share for the three months ended March 31, 2021, as compared to $2.4 million or $0.41 basic net earnings per share and $0.40 diluted net earnings per share for the same period one year ago. The increase in first quarter net earnings is primarily due to a decrease in the provision for loan losses and an increase in non-interest income, which were partially offset by a decrease in net interest income and an increase in non-interest expense during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, as discussed below.

The annualized return on average assets was 1.14% for the three months ended March 31, 2021, compared to 0.79% for the same period one year ago, and annualized return on average shareholders’ equity was 11.99% for the three months ended March 31, 2021, compared to 7.09% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $11.1 million for the three months ended March 31, 2021, compared to $11.2 million for the three months ended March 31, 2020. The decrease in net interest income was primarily due to a $328,000 decrease in interest income, which was partially offset by a $226,000 decrease in interest expense. The decrease in interest income was primarily due to a $131,000 decrease in interest income on interest bearing cash and federal funds sold resulting from the 1.50% reduction in the Fed Funds rate in March 2020, and a $147,000 reduction in U.S. Government sponsored enterprise securities income due to volume and rate reductions. The decrease in interest expense was primarily due to a decrease in rates paid on interest-bearing liabilities and a decrease in Federal Home Loan Bank (“FHLB”) borrowings.

Interest income was $11.9 million for the three months ended March 31, 2021, compared to $12.3 million for the three months ended March 31, 2020. The decrease in interest income was primarily due to a $131,000 decrease in interest income on interest bearing cash and federal funds sold resulting from the 1.50% reduction in the Fed Funds rate in March 2020, and a $147,000 reduction in U.S. Government sponsored enterprise securities income due to volume and rate reductions. During the three months ended March 31, 2021, average loans increased $85.6 million to $947.2 million from $861.6 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, average investment securities available for sale increased $76.0 million to $264.9 million from $188.9 million for the three months ended March 31, 2020. The average yield on loans for the three months ended March 31, 2021 and 2020 was 4.57% and 4.99%, respectively. The average yield on investment securities available for sale was 1.96% and 3.15% for the three months ended March 31, 2021 and 2020, respectively. The average yield on earning assets was 3.55% and 4.52% for the three months ended March 31, 2021 and 2020, respectively.

  Interest expense was $815,000 for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020. The decrease in interest expense was primarily due to a decrease in rates paid on interest-bearing liabilities and a decrease in FHLB borrowings. During the three months ended March 31, 2021, average interest-bearing non-maturity deposits increased $150.6 million to $671.9 million from $521.3 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, average certificates of deposit increased $1.8 million to $108.0 million from $106.2 million for the three months ended March 31, 2020. Average FHLB borrowings decreased $43.8 million to zero for the three months ended March 31, 2021 from $43.8 million for the three months ended March 31, 2020. The average rate paid on interest-bearing checking and savings accounts was 0.30% and 0.41% for the three months ended March 31, 2021 and 2020, respectively. The average rate paid on certificates of deposit was 0.80% for the three months ended March 31, 2021, compared to 1.05% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.40% for the three months ended March 31, 2021, compared to 0.59% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2021 and 2020. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended March 31, 2021 and 2020 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	March 31, 2021			March 31, 2020
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$947,205	10,664	4.57%	$861,634	10,680	4.99%
Investments - taxable	161,029	539	1.36%	83,356	621	3.00%
Investments - nontaxable*	108,466	804	3.01%	112,117	940	3.37%
Federal funds sold	-	-	0.00%	29,588	123	1.67%
Other	159,495	35	0.09%	17,253	43	1.00%

Total interest-earning assets	1,376,195	12,042	3.55%	1,103,948	12,407	4.52%

Non-interest earning assets:
Cash and due from banks	29,965			36,977
Allowance for loan losses	(9,928)			(6,679)
Other assets	64,601			63,624

Total assets	$1,460,833			$1,197,870

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$671,883	497	0.30%	$521,265	525	0.41%
Time deposits	108,024	212	0.80%	106,178	277	1.05%
FHLB borrowings	-	-	0.00%	43,846	64	0.59%
Trust preferred securities	15,464	71	1.86%	15,520	130	3.37%
Other	27,372	35	0.52%	22,970	45	0.79%

Total interest-bearing liabilities	822,743	815	0.40%	709,779	1,041	0.59%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	488,883			345,843
Other liabilities	9,841			8,062
Shareholders' equity	139,366			134,186

Total liabilities and shareholder's equity	$1,460,833			$1,197,870

Net interest spread		$11,227	3.15%		$11,366	3.93%

Net yield on interest-earning assets			3.31%			4.14%

Taxable equivalent adjustment
Investment securities		$120			$157

Net interest income		$11,107			$11,209

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $47.4 million in 2020 and $26.7 million in 2021. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2021 and 2020.

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

	Three months ended March 31, 2021 compared to three months ended March 31, 2020			Three months ended March 31, 2020 compared to three months ended March 31, 2019
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	1,012	(1,028)	(16)	590	(529)	61
Investments - taxable	419	(501)	(82)	200	(45)	155
Investments - nontaxable	(29)	(106)	(135)	(227)	(145)	(372)
Federal funds sold	(62)	(61)	(123)	61	62	123
Other	193	(201)	(8)	50	(21)	29
Total interest income	1,533	(1,897)	(364)	674	(678)	(4)

Interest expense:
NOW, MMDA & savings deposits	132	(160)	(28)	33	210	243
Time deposits	4	(69)	(65)	5	121	126
FHLB borrowings	(33)	(32)	(65)	151	(132)	19
Trust preferred securities	-	(59)	(59)	(44)	(52)	(96)
Other	7	(15)	(8)	(28)	20	(8)
Total interest expense	110	(335)	(225)	117	167	284
Net interest income	1,423	(1,562)	(139)	557	(845)	(288)

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2021 was a credit of $455,000, compared to an expense of $1.5 million for the three months ended March 31, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves due to generally flat volumes of loans in the general reserve pools. At March 31, 2021, the balance of loans with existing modifications as a result of COVID-19 was $1.9 million, of which $602,000 represents the balance of loans under the terms of a first modification and $1.3 million represents the balance of outstanding loans under the terms of a second or third modification. At December 31, 2020, the balance of loans with existing modifications as a result of COVID-19 was $18.3 million. The Company continues to track all loans that are currently modified or have been modified under COVID-19. At March 31, 2021, the balance for all loans that are currently modified or previously modified but have returned to their original terms was $114.8 million. The loan balances associated with COVID-19 related modifications have been grouped into their own pool within the Company’s ALLL model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. Of all loans modified as a result of COVID-19, $112.9 million have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that are currently modified and/or loans that were once modified. At December 31, 2020, the balance for all loans that are currently modified or previously modified but have returned to their original terms was $119.6 million. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

Non-Interest Income. Total non-interest income was $5.9 million for the three months ended March 31, 2021, compared to $4.6 million for the three months ended March 31, 2020. The increase in non-interest income is primarily attributable to a $548,000 increase in mortgage banking income due to an increase in the volume of mortgage loans and a $466,000 increase in appraisal management fee income due to an increase in the volume of appraisals, which were partially offset by a $163,000 decrease in service charges and fees.

Non-Interest Expense. Total non-interest expense was $12.3 million for the three months ended March 31, 2021, compared to $11.4 million for the three months ended March 31, 2020. The increase in non-interest expense was primarily attributable to a $422,000 increase in appraisal management fee expense due to an increase in the volume of appraisals and a $459,000 increase in salaries and employee benefits expense primarily due to increases in insurance costs and incentive compensation.

Income Taxes.  Income tax expense was $1.0 million for the three months ended March 31, 2021, compared to $467,000 for the three months ended March 31, 2020.  The effective tax rate was 20.24% for the three months ended March 31, 2021, compared to 16.48% f or the three months ended March 31, 2020.

Analysis of Financial Condition
Investment Securities. Available for sale securities were $325.5 million at March 31, 2021, compared to $245.2 million at December 31, 2020. Average investment securities available for sale for the three months ended March 31, 2021 were $264.9 million, compared to $200.8 million for the year ended December 31, 2020.

Loans. At March 31, 2021, loans were $946.5 million, compared to $948.6 million at December 31, 2020. Average loans represented 69% and 74% of average earning assets for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. The Company had $78.2 million and $75.8 million in PPP loans at March 31, 2021 and December 31, 2020, respectively. PPP loans originated during the three months ended March 31, 2021 totaled $25.8 million. The increase in PPP loans from December 31, 2020 to March 31, 2021 was primarily due to the Company’s PPP loan originations during the three months ended March 31, 2021 exceeding the amount of PPP loans being forgiven by the SBA during the three months ended March 31, 2021.

The Company had $4.2 million and $9.1 million in mortgage loans held for sale as of March 31, 2021 and December 31, 2020, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At March 31, 2021, the Company had $98.0 million in residential mortgage loans, $93.9 million in home equity loans and $491.8 million in commercial mortgage loans, which include $389.0 million secured by commercial property and $102.8 million secured by residential property. Residential mortgage loans at March 31, 2021 include $26.3 million in non-traditional mortgage loans from the former Banco division of the Bank. At December 31, 2020, the Company had $104.2 million in residential mortgage loans, $96.6 million in home equity loans and $476.7 million in commercial mortgage loans, which include $375.0 million secured by commercial property and $101.7 million secured by residential property. Residential mortgage loans at December 31, 2020 include $26.9 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

The Company had $87.9 million and $94.1 million in construction and land development loans at March 31, 2021 and December 31, 2020, respectively. The following tables present a breakout of these loans.

March 31, 2021
(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	39	$7,969	$-
Land acquisition and development - residential purposes	153	17,666	-
1 to 4 family residential construction	93	19,613	-
Commercial construction	28	42,630	-
Total construction and land development	313	$87,878	$-

December 31, 2020
(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	36	$7,509	$-
Land acquisition and development - residential purposes	161	20,444	-
1 to 4 family residential construction	93	18,897	-
Commercial construction	32	47,274	-
Total construction and land development	322	$94,124	$-

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $3.4 million and $3.8 million at March 31, 2021 and December 31, 2020, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at March 31, 2021 and December 31, 2020.

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third-party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Bank’s Board of Directors reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third-party reviews and evaluates loan relationships greater than $1.0 million as well as a sample of commercial relationships with exposures below $1.0 million, excluding loans in default, and loans in process of litigation or liquidation. The third party’s evaluation and report is shared with management and the Bank’s Board of Directors.

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

The general allowance reflects reserves established under GAAP for collective loan impairment. These reserves are based upon historical net charge-offs using the greater of the last two, three, four, or five years’ loss experience. This charge-off experience may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves. Qualitative factors applied in the Company’s ALLL model include the impact to the economy from the COVID-19 pandemic and reserves on loans with payment modifications as a result of the COVID-19 pandemic. At March 31, 2021, the balance of loans with existing modifications as a result of COVID-19 was $1.9 million, of which $602,000 represents the balance of loans under the terms of a first modification and $1.3 million represents the balance of outstanding loans under the terms of a second or third modification. At December 31, 2020, the balance of loans with existing modifications as a result of COVID-19 was $18.3 million. The Company continues to track all loans that are currently modified or have been modified under COVID-19. At March 31, 2021, the balance for all loans that are currently modified or previously modified but have returned to their original terms was $114.8 million. The loan balances associated with COVID-19 related modifications have been grouped into their own pool within the Company’s ALLL model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. Of all loans modified as a result of COVID-19, $112.9 million have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that are currently modified and/or loans that were once modified.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Effective December 31, 2012, certain mortgage loans from the former Banco division of the Bank were analyzed separately from other single-family residential loans in the Bank’s loan portfolio. These loans are first mortgage loans made to the Latino market, primarily in Mecklenburg County, North Carolina and surrounding counties. These loans are non-traditional mortgages in that the customer normally did not have a credit history, so all credit information was accumulated by the loan officers.

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

The allowance for loan losses at March 31, 2021 was $9.5 million or 1.01% of total loans, compared to $9.9 million or 1.04% of total loans at December 31, 2020.

	Percentage of Loans
	By Risk Grade
Risk Grade	3/31/2021	12/31/2020
Risk Grade 1 (Excellent Quality)	0.67%	1.18%
Risk Grade 2 (High Quality)	19.43%	20.45%
Risk Grade 3 (Good Quality)	67.88%	65.70%
Risk Grade 4 (Management Attention)	9.01%	9.75%
Risk Grade 5 (Watch)	2.28%	2.20%
Risk Grade 6 (Substandard)	0.73%	0.72%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2021, including non-accrual loans, there were four relationships exceeding $1.0 million in the Watch risk grade (which totaled $10.2 million). At December 31, 2020, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $7.9 million). There were no relationships exceeding $1.0 million in the Substandard risk grade at March 31, 2021 and December 31, 2020.

Non-performing Assets. Non-performing assets totaled $3.7 million at March 31, 2021 or 0.24% of total assets, compared to $3.8 million or 0.27% of total assets at December 31, 2020. Non-accrual loans were $3.6 million at March 31, 2021 and $3.9 million at December 31, 2020. As a percentage of total loans outstanding, non-accrual loans were 0.38% at March 31, 2021, compared to 0.40% at December 31, 2020. Non-performing assets include $3.4 million in commercial and residential mortgage loans, $150,000 in other loans and $128,000 in other real estate owned at March 31, 2021, compared to $3.5 million in commercial and residential mortgage loans, $226,000 in other loans and $128,000 in other real estate owned at December 31, 2020. The Bank had no loans 90 days past due and still accruing at March 31, 2021 and December 31, 2020. The Bank had $128,000 in other real estate owned at March 31, 2021 and December 31, 2020.

Deposits. Total deposits at March 31, 2021 were $1.3 billion compared to $1.2 billion at December 31, 2020. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $1.3 billion at March 31, 2021, compared to $1.2 billion at December 31, 2020.

Borrowed Funds. There were no FHLB borrowings outstanding at March 31, 2021 and December 31, 2020.

Securities sold under agreements to repurchase were $31.9 million at March 31, 2021, compared to $26.2 million at December 31, 2020.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at March 31, 2021 and December 31, 2020.

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

The Company has no financial instruments tied to LIBOR other than the trust preferred securities issued by PEBK Trust II, which are tied to three-month LIBOR. The one-week and two-month U.S. dollar-denominated (USD) LIBOR rates will retire on December 31, 2021. The overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates will continue to be published through June 30, 2023.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2021 totaled $1.4 billion, exceeding average rate sensitive liabilities of $822.7 million by $553.5 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of March 31, 2021.

Included in the rate sensitive assets are $228.9 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2021, the Company had $143.1 million in loans with interest rate floors. The floors were in effect on $114.0 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.81% higher than the indexed rate on the promissory notes without interest rate floors.

             Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2021 and December 31, 2020, such unfunded commitments to extend credit were $299.0 million, while commitments in the form of standby letters of credit totaled $4.7 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2021, the Company’s core deposits totaled $1.3 billion, or 97.89% of total deposits. As of December 31, 2020, the Company’s core deposits totaled $1.2 billion, or 97.89% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 0.82% and 0.88% as of March 31, 2021 and December 31, 2020, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at March 31, 2021 and December 31, 2020. At March 31, 2021, the carrying value of loans pledged as collateral to the FHLB totaled $158.2 million compared to $165.1 million at December 31, 2020. The remaining availability under the line of credit with the FHLB was $106.3 million at March 31, 2021 compared to $111.4 million at December 31, 2020. The Bank had no borrowings from the FRB at March 31, 2021 or December 31, 2020. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2021, the carrying value of loans pledged as collateral to the FRB totaled $467.1 million compared to $469.5 million at December 31, 2020. Availability under the line of credit with the FRB was $341.9 million and $340.0 million at March 31, 2021 and December 31, 2020, respectively.

The Bank also had the ability to borrow up to $100.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2021.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 35.38% at March 31, 2021 and 28.12% at December 31, 2020. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2021 and December 31, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2021 and December 31, 2020 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2021	December 31, 2020
Contractual Cash Obligations
Junior subordinated debentures	$15,464	15,464
Operating lease obligations	2,933	3,083
Total	$18,397	18,547
Other Commitments
Commitments to extend credit	$299,040	299,039
Standby letters of credit and financial guarantees written	4,745	4,745
Income tax credits	184	184
Total	$303,969	303,968

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

Capital Resources. Shareholders’ equity was $140.0 million, or 9.12% of total assets, at March 31, 2021, compared to $139.9 million, or 9.89% of total assets, at December 31, 2020.

Annualized return on average equity for the three months ended March 31, 2021 was 11.99%, compared to 7.09% for the three months ended March 31, 2020. Total cash dividends paid on common stock were $930,000 and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In February of 2021, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $4.0 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has not repurchased any shares of its common stock under this stock repurchase program as of March 31, 2021.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 in trust preferred securities at March 31, 2021 and December 31, 2020. The Company’s Tier 1 capital ratio was 15.15% and 15.07% at March 31, 2021 and December 31, 2020, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.10% and 16.07% at March 31, 2021 and December 31, 2020, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.66% and 13.56% at March 31, 2021 and December 31, 2020, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.50% and 10.24% at March 31, 2021 and December 31, 2020, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.68% and 14.85% at March 31, 2021 and December 31, 2020, respectively. The total risk-based capital ratio for the Bank was 15.63% and 15.85% at March 31, 2021 and December 31, 2020, respectively. The Bank’s common equity Tier 1 capital ratio was 14.68% and 14.85% at March 31, 2021 and December 31, 2020, respectively. The Bank’s Tier 1 leverage capital ratio was 10.11% and 10.04% at March 31, 2021 and December 31, 2020, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2021.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Part 7A. of Part II of the Company’s Form 10-K, filed with the SEC on March 19, 2021.

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

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Form 10-K filed with the SEC on March 19, 2021 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in  our Form 10-K.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2021	1,494	$21.11	-	$4,000,000

February 1 - 28, 2021	566	20.30	-	$4,000,000

March 1 - 31, 2021	397	25.00	-	$4,000,000

Total	2,457(1)	$20.79	-

               (1) The Company purchased 2,457 shares on the open market in the three months ended March 31, 2021 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.
               (2) Reflects shares purchased under the Company's stock repurchase program.
               (3) Reflects dollar value of shares that may yet be purchased under the Company's stock repurchase program, which was funded in February 2021.

RECENT SALES OF UNREGISTERED SECURITIES

On February 3, 2021, the Company granted 7,290 non-transferable restricted stock units to employees pursuant to the 2020 Omnibus Stock Ownership and Long Term Incentive Plan; each restricted stock unit is subject to time-based vesting restrictions and once vested will be convertible into one share of the Company’s common stock. On March 1, 2021, the Company issued an aggregate of 1,662 shares of common stock to employees upon the vesting of restricted stock units previously awarded under the 2009 Omnibus Stock Ownership and Long Term Incentive Plan. The awards and stock issuances were compensatory in nature without cost to the employees and were made pursuant to exemptions from registration under the Securities Act of 1933, including Regulation D.

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

Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (3)(i)(d)	Articles of Amendment dated May 6, 2021, incorporated by reference to Exhibit (3)(i)(d) to the Form 8-K filed with the Securities and Exchange Commission on May 10, 2021

Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and Exchange Commission on June 24, 2015

Exhibit (4)(i)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

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

Exhibit (10)(xxi)	2020 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(xii) to the Form 10-K filed with the Securities and Exchange Commission on March 19, 2021

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

Exhibit (101)
The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2021, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 10, 2021	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

May 10, 2021	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)