Form 10-Q
period 2021-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2021-08-04
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,789,166 shares of common stock, outstanding at July 31, 2021.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
June 30, 2021 and December 31, 2020
(Dollars in thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets

Cash and due from banks, including reserve requirements of $0 at both June 30, 2021 and December 31, 2020	$47,151	42,737
Interest-bearing deposits	240,158	118,843
Cash and cash equivalents	287,309	161,580

Investment securities available for sale	367,529	245,249
Other investments	3,758	4,155
Total securities	371,287	249,404

Mortgage loans held for sale	5,501	9,139

Loans	888,360	948,639
Less allowance for loan losses	(9,287)	(9,908)
Net loans	879,073	938,731

Premises and equipment, net	17,217	18,600
Cash surrender value of life insurance	17,164	16,968
Other real estate	-	128
Right of use lease asset	3,017	3,423
Accrued interest receivable and other assets	19,005	18,202
Total assets	$1,599,573	1,416,175

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$512,577	456,980
Interest-bearing demand, MMDA & savings	775,009	657,834
Time, $250,000 or more	26,631	25,771
Other time	77,837	80,501
Total deposits	1,392,054	1,221,086

Securities sold under agreements to repurchase	31,249	26,201
Junior subordinated debentures	15,464	15,464
Lease liability	3,073	3,471
Accrued interest payable and other liabilities	12,359	10,054
Total liabilities	1,454,199	1,276,276

Commitments	-	-

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,789,166 shares at June 30, 2021 and 5,787,504 shares at December 31, 2020	56,910	56,871
Common stock held by deferred compensation trust, at cost; 158,985 shares at June 30, 2021 and 155,469 shares at December 31, 2020	(1,901)	(1,796)
Deferred compensation	1,901	1,796
Retained earnings	84,504	77,628
Accumulated other comprehensive income	3,960	5,400
Total shareholders' equity	145,374	139,899

Total liabilities and shareholders' equity	$1,599,573	1,416,175

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$11,003	10,180	21,667	20,860
Interest on due from banks	48	41	83	84
Interest on fededal funds sold	-	22	-	145
Interest on investment securities:
U.S. Government sponsored enterprises	682	651	1,220	1,336
State and political subdivisions	758	684	1,397	1,325
Other	26	60	72	138
Total interest income	12,517	11,638	24,439	23,888

Interest expense:
NOW, MMDA & savings deposits	543	448	1,040	973
Time deposits	191	224	403	501
FHLB borrowings	-	102	-	166
Junior subordinated debentures	71	90	142	220
Other	37	48	72	93
Total interest expense	842	912	1,657	1,953

Net interest income	11,675	10,726	22,782	21,935

Provision for (recovery of) loan losses	(226)	1,417	(681)	2,938

Net interest income after provision for loan losses	11,901	9,309	23,463	18,997

Non-interest income:
Service charges	910	718	1,836	1,826
Other service charges and fees	171	162	383	355
Gain on sale of investment securities	-	457	-	457
Mortgage banking income	723	563	1,593	885
Insurance and brokerage commissions	238	205	498	447
Appraisal management fee income	2,005	1,734	3,821	3,084
Gain on sale of other real estate	21	-	21	-
Miscellaneous	1,972	1,400	3,761	2,780
Total non-interest income	6,040	5,239	11,913	9,834

Non-interest expense:
Salaries and employee benefits	5,666	5,535	11,849	11,259
Occupancy	1,939	1,861	3,892	3,782
Professional fees	435	414	772	747
Advertising	154	196	297	414
Debit card expense	264	258	496	488
FDIC Insurance	164	48	196	88
Appraisal management fee expense	1,634	1,333	3,090	2,367
Other	1,876	1,807	3,808	3,756
Total non-interest expense	12,132	11,452	24,400	22,901

Earnings before income taxes	5,809	3,096	10,976	5,930

Income tax expense	1,194	535	2,240	1,002

Net earnings	$4,615	2,561	8,736	4,928

Basic net earnings per share	$0.82	0.46	1.55	0.87
Diluted net earnings per share	$0.80	0.44	1.51	0.84
Cash dividends declared per share	$0.16	0.15	0.32	0.45

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$4,615	2,561	8,736	4,928

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	2,155	2,396	(1,870)	5,110
Reclassification adjustment for gains on securities available for sale included in net earnings	-	(457)	-	(457)

Total other comprehensive income (loss), before income taxes	2,155	1,939	(1,870)	4,653

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gains (losses) on securities available for sale	495	550	(430)	1,174
Reclassification adjustment for gains on securities available for sale included in net earnings	-	(105)	-	(105)

Total income tax expense (benefit) related to other comprehensive income	495	445	(430)	1,069

Total other comprehensive income (loss), net of tax	1,660	1,494	(1,440)	3,584

Total comprehensive income	$6,275	4,055	7,296	8,512

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)

	Common Stock		Retained	Deferred	Common Stock Held By Deferred Compensation	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, As At December 31, 2020	5,787,504	$56,871	77,628	1,796	(1,796)	5,400	139,899

Cash dividends declared on common stock	-	-	(930)	-	-	-	(930)
Restricted stock units exercised	1,662	39	-	-	-	-	39
Equity incentive plan, net	-	-	-	53	(53)	-	-
Net earnings	-	-	4,121	-	-	-	4,121
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	(3,100)	(3,100)
Balance, As At March 31, 2021	5,789,166	56,910	80,819	1,849	(1,849)	2,300	140,029

Cash dividends declared on common stock	-	-	(930)	-	-	-	(930)
Equity incentive plan, net	-	-	-	52	(52)	-	-
Net earnings	-	-	4,615	-	-	-	4,615
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	1,660	1,660
Balance, As At June 30, 2021	5,789,166	$56,910	84,504	1,901	(1,901)	3,960	145,374

Balance, As At December 31, 2019	5,912,300	$59,813	70,663	1,588	(1,588)	3,644	134,120

Common stock repurchase	(126,800)	(2,999)	-	-	-	-	(2,999)
Cash dividends declared on common stock	-	-	(1,779)	-	-	-	(1,779)
Restricted stock units exercised	2,004	57	-			-	57
Equity incentive plan, net	-	-	-	64	(64)	-	-
Net earnings	-	-	2,367	-	-	-	2,367
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	2,090	2,090
Balance, As At March 31, 2020	5,787,504	56,871	71,251	1,652	(1,652)	5,734	133,856

Cash dividends declared on common stock	-	-	(870)	-	-	-	(870)
Equity incentive plan, net	-	-	-	48	(48)	-	-
Net earnings	-	-	2,561	-	-	-	2,561
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	1,494	1,494
Balance, As At June 30, 2020	5,787,504	$56,871	72,942	1,700	(1,700)	7,228	137,041

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)

	2021	2020
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$8,736	4,928
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,549	2,017
Provision for (recovery of) loan losses	(681)	2,938
Deferred income taxes	(18)	(16)
Gain on sale of investment securities	-	(457)
Gain on sale of other real estate	(21)	-
Restricted stock expense	(100)	(75)
Proceeds from sales of mortgage loans held for sale	54,006	43,832
Origination of mortgage loans held for sale	(50,368)	(50,009)
Change in:
Cash surrender value of life insurance	(196)	(188)
Right of use lease asset	406	255
Other assets	53	(212)
Lease liability	(398)	(244)
Other liabilities	2,405	3,214

Net cash provided by operating activities	16,373	5,983

Cash flows from investing activities:
Purchases of investment securities available for sale	(141,780)	(37,340)
Proceeds from sales, calls and maturities of investment securities available for sale	5,300	20,592
Proceeds from paydowns of investment securities available for sale	11,073	9,305
Proceeds from paydowns on other investments	88	88
Redemptions (purchases) of FHLB stock	331	(3,031)
Net change in loans	60,339	(116,854)
Purchases of premises and equipment	(339)	(1,085)
Proceeds from sale of other real estate and repossessions	149	-

Net cash used by investing activities	(64,839)	(128,325)

Cash flows from financing activities:
Net change in deposits	170,968	187,812
Net change in securities sold under agreement to repurchase	5,048	7,526
Proceeds from FHLB borrowings	-	70,000
Repayments of FHLB borrowings	-	-
Repayment of Junior Subordinated Debt	-	(155)
Proceeds from Fed Funds purchased	-	(6,935)
Repayments of Fed Funds purchased	-	6,935
Restricted stock units exercised	39	57
Common stock repurchased	-	(2,999)
Cash dividends paid on common stock	(1,860)	(2,647)

Net cash provided by financing activities	174,195	259,594

Net change in cash and cash equivalents	125,729	137,252

Cash and cash equivalents at beginning of period	161,580	52,387

Cash and cash equivalents at end of period	$287,309	189,639

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,653	1,909
Income taxes	$2,000	796

Noncash investing and financing activities:
Change in unrealized gain on investment securities available for sale, net	$(1,440)	3,584
Issuance of accrued restricted stock units	$39	57
Transfer of premises and equipment to other assets held for sale	$408	-

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

For balances related to mutual fund investments held in the rabbi trust, the accrued interest receivable and other assets, accrued interest payable and other liabilities, total assets, and total liabilities line items on the Consolidated Balance Sheets were adjusted as of December 31, 2020 to reflect the asset and corresponding liability associated with the portion of the rabbi trust held in mutual fund investments. This resulted in an increase to these line items of $1.3 million. Additionally, an adjustment to the presentation of the Company’s shareholders’ equity on the Consolidated Balance Sheets has been made to disclose the number of shares of Company stock held by the rabbi trust and the cost basis for those shares, as well as a corresponding liability for the deferred compensation as of December 31, 2020.

On the Consolidated Statements of Earnings, basic earnings per share has been adjusted from $0.44 to $0.46 for the three months ended June 30, 2020 and from $0.84 to $0.87 for the six months ended June 30, 2020. The impact of the changes in the fair value of the mutual funds held in the rabbi trust and the changes in the deferred compensation liability that were not previously recorded were not considered material to the financial statements. These changes to basic earnings per share are also reflected within Note 4 to the financial statements.

In addition to the adjustments to the presentation of the Company’s shareholders’ equity on the Consolidated Balance Sheets, the Company adjusted the presentation of the Consolidated Statements of Changes in Shareholders’ Equity for all periods presented to reflect the Company shares held within the rabbi trust, as well as the corresponding deferred compensation associated with these shares.

The Company’s Consolidated Statements of Cash Flows were adjusted for the six months ended June 30, 2020 in order to reflect the changes to other assets and other liabilities made on the Consolidated Balance Sheets.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. All adjustments were not considered material to the financial statements.

Revenue Recognition

The Company has applied Accounting Standards Update (“ASU”) 2014-09 using a modified retrospective approach. The Company’s revenue is comprised of net interest income and non-interest income. The scope of ASU 2014-09 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Appraisal management fee income and expense from the Bank’s subsidiary, CBRES, was reported as a net amount prior to March 31, 2018, which was included in miscellaneous non-interest income. This income and expense is now reported on separate line items under non-interest income and non-interest expense. See below for additional information related to revenue generated from contracts with customers.

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

The following disclosures involve the Company’s material income streams derived from contracts with customers which are within the scope of ASU 2014-09. Through the Company’s wholly-owned subsidiary, PIS, the Company contracts with a registered investment advisor to perform investment advisory services on behalf of the Company’s customers. The Company receives commissions from this third party investment advisor based on the volume of business that the Company’s customers do with such investment advisor. Total revenue recognized from these contracts was $260,000 and $241,000 for the three months ended June 30, 2021 and 2020, respectively. Total revenue recognized from these contracts was $498,000 and $446,000 for the six months ended June 30, 2021 and 2020, respectively. The Company utilizes third parties to contract with the Company’s customers to perform debit and credit card clearing services. These third parties pay the Company commissions based on the volume of transactions that they process on behalf of the Company’s customers. Total revenue recognized from these contracts with these third parties was $1.2 million and $972,000 for the three months ended June 30, 2021 and 2020, respectively. Total revenue recognized from these contracts with these third parties was $2.5 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. This revenue is reflected in the “Miscellaneous” line under “Non-interest income” on the Company’s June 30, 2021 consolidated statements of earnings. Through the Company’s wholly-owned subsidiary, REAS, the Company provides property appraisal services for negotiated fee amounts on a per appraisal basis. Total revenue recognized from these contracts with customers was $180,000 and $181,000 for the three months ended June 30, 2021 and 2020, respectively. Total revenue recognized from these contracts with customers was $388,000 for the six months ended June 30, 2021 and 2020. This revenue is reflected in the “Miscellaneous” line under “Non-interest income” on the Company’s June 30, 2021 consolidated statements of earnings. Through the Company’s wholly-owned subsidiary, CBRES, the Company provides appraisal management services. Total revenue recognized from these contracts with customers was $1.8 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. Total revenue recognized from these contracts with customers was $3.8 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. Due to the nature of the Company’s relationship with the customers that the Company provides services, the Company does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue. The Company’s portfolio of services provided to the Company’s customers consists of over 50,000 active contracts. The Company has disaggregated revenue according to timing of the transfer of service. Total revenue for the six months ended June 30, 2021 derived from contracts in which services are transferred at a point in time was approximately $4.7 million. None of the Company’s revenue is derived from contracts in which services are transferred over time. Revenue is recognized as the services are provided to the customers. Economic factors, such as the financial stress impacting businesses and individuals as a result of the novel coronavirus (“COVID-19”) pandemic, could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair a customers’ ability to provide payment for services. For the Company’s deposit contracts, this risk is mitigated as the Company generally deducts payments from customers’ accounts as services are rendered. For the Company’s appraisal services, the risk is mitigated in that the appraisal is not released until payment is received.

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

Recent Accounting Pronouncements

The following table provides a summary of ASUs issued by the Financial Accounting Standards Board (“FASB”) that the Company has recently adopted.

Recently Adopted Accounting Guidance

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2019-07: Codification Updates to SEC Sections	Guidance updated for various Topics of the ASC to align the guidance in various SEC sections of the ASC with the requirements of certain SEC final rules.	Effective upon issuance	The adoption of this guidance did not have a material impact on the Company s results of operations, financial position or disclosures.
ASU 2018-13: Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)	Updates the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement.	January 1, 2020	The adoption of this guidance did not have a material impact on the Company s results of operations, financial position or disclosures.
ASU 2018-18: Clarifying the Interaction between Topic 808 and Topic 606	Clarifies the interaction between the guidance for certain collaborative arrangements and the new revenue recognition financial accounting and reporting standard.	January 1, 2020 Early adoption permitted	The adoption of this guidance did not have a material impact on the Company s results of operations, financial position or disclosures.
ASU 2018-19: Leases (Topic 842): Codification Improvements

Provides guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard.

		January 1, 2020	The adoption of this guidance did not have a material impact on the Company s results of operations, financial position or disclosures.

The following table provides a summary of ASU’s issued by the FASB that the Company has not adopted as of June 30, 2021, which may impact the Company’s financial statements.

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

ASU 2018-14: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	Updates disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2021	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
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

Reclassification

Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation. These reclassifications did not have any impact on shareholders’ equity or net earnings.

(2) Investment Securities

Investment securities available for sale at June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)
	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasuries	$7,961	30	31	7,960
U.S. Government sponsored enterprises	15,098	291	195	15,194
Mortgage-backed securities	207,289	2,483	654	209,118
State and political subdivisions	132,038	4,185	966	135,257
Total	$362,386	6,989	1,846	367,529

(Dollars in thousands)
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$7,384	331	208	7,507
Mortgage-backed securities	143,095	2,812	593	145,314
State and political subdivisions	87,757	4,758	87	92,428
Total	$238,236	7,901	888	245,249

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2021 and December 31, 2020 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$4,975	31	-	-	4,975	31
U.S. Government sponsored enterprises	5,515	4	3,841	191	9,356	195
Mortgage-backed securities	41,819	635	1,980	19	43,799	654
State and political subdivisions	34,460	966	-	-	34,460	966
Total	$86,769	1,636	5,821	210	92,590	1,846

(Dollars in thousands)
	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored enterprises	$-	-	4,193	208	4,193	208
Mortgage-backed securities	80,827	565	4,762	28	85,589	593
State and political subdivisions	7,126	87	-	-	7,126	87
Total	$87,953	652	8,955	236	96,908	888

At June 30, 2021, unrealized losses in the investment securities portfolio relating to debt securities totaled $1.8 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the June 30, 2021 tables above, one out of two U.S. Treasury securities, 29 out of 129 securities issued by state and political subdivisions and 21 out of 92 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2021
(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due within one year	$12,347	12,511
Due from one to five years	10,160	10,812
Due from five to ten years	102,044	104,879
Due after ten years	30,546	30,209
Mortgage-backed securities	207,289	209,118
Total	$362,386	367,529

No securities available for sale were sold during the three and six months ended June 30, 2021. Proceeds from sales of securities available for sale during the three and six months ended June 30, 2020 were $17.0 million and resulted in net gains of $457,000.

Securities with a fair value of approximately $79.3 million and $77.3 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3) Loans

Major classifications of loans at June 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)
	June 30, 2021	December 31, 2020
Real estate loans:
Construction and land development	$90,579	94,124
Single-family residential	257,901	272,325
Single-family residential - Banco de la Gente non-traditional	25,198	26,883
Commercial	340,216	332,971
Multifamily and farmland	59,142	48,880
Total real estate loans	773,036	775,183

Loans not secured by real estate:
Commercial loans	104,506	161,740
Farm loans	742	855
Consumer loans	6,519	7,113
All other loans	3,557	3,748

Total loans	888,360	948,639

Less allowance for loan losses	(9,287)	(9,908)

Total net loans	$879,073	938,731

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake, Durham and Rowan counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•

Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of June 30, 2021, construction and land development loans comprised approximately 10% of the Bank’s total loan portfolio.

•

Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of June 30, 2021, single-family residential loans comprised approximately 32% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 3% of the Bank’s total loan portfolio.

•

Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of June 30, 2021, commercial real estate loans comprised approximately 38% of the Bank’s total loan portfolio.

•

Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of June 30, 2021, commercial loans comprised approximately 12% of the Bank’s total loan portfolio, including $35.7 million in Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. The Company had $75.8 million in PPP loans at December 31, 2020.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2021 and December 31, 2020:

June 30, 2021
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$49	-	49	90,530	90,579	-
Single-family residential	1,114	44	1,158	256,743	257,901	-
Single-family residential -
Banco de la Gente non-traditional	306	41	347	24,851	25,198	-
Commercial	-	-	-	340,216	340,216	-
Multifamily and farmland	-	-	-	59,142	59,142	-
Total real estate loans	1,469	85	1,554	771,482	773,036	-

Loans not secured by real estate:
Commercial loans	110	-	110	104,396	104,506	-
Farm loans	-	-	-	742	742	-
Consumer loans	61	1	62	6,457	6,519	-
All other loans	-	-	-	3,557	3,557	-
Total loans	$1,640	86	1,726	886,634	888,360	-

December 31, 2020
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$298	-	298	93,826	94,124	-
Single-family residential	3,660	270	3,930	268,395	272,325	-
Single-family residential -
Banco de la Gente non-traditional	3,566	105	3,671	23,212	26,883	-
Commercial	36	-	36	332,935	332,971	-
Multifamily and farmland	-	-	-	48,880	48,880	-
Total real estate loans	7,560	375	7,935	767,248	775,183	-

Loans not secured by real estate:
Commercial loans	-	-	-	161,740	161,740	-
Farm loans	-	-	-	855	855	-
Consumer loans	45	2	47	7,066	7,113	-
All other loans	-	-	-	3,748	3,748	-
Total loans	$7,605	377	7,982	940,657	948,639	-

The following table presents non-accrual loans as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)
	June 30, 2021	December 31, 2020
Real estate loans:
Single-family residential	1,273	1,266
Single-family residential -
Banco de la Gente non-traditional	1,516	1,709
Commercial	412	440
Multifamily and farmland	111	117
Total real estate loans	3,312	3,532

Loans not secured by real estate:
Commercial loans	59	212
Consumer loans	7	14
Total	$3,378	3,758

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $19.7 million, $21.3 million and $22.5 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively. Interest income recognized on accruing impaired loans was $536,000, $1.2 million, and $635,000 for the six months ended June 30, 2021, the year ended December 31, 2020 and the six months ended June 30, 2020, respectively. Interest income recognized on accruing impaired loans was $253,000 and $306,000 for the three months ended June 30, 2021 and 2020, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of June 30, 2021:

June 30, 2021
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$78	-	78	78	3
Single-family residential	4,886	277	4,417	4,694	31
Single-family residential -
Banco de la Gente non-traditional	12,692	-	12,075	12,075	806
Commercial	2,466	441	1,987	2,428	15
Multifamily and farmland	116	-	111	111	-
Total impaired real estate loans	20,238	718	18,668	19,386	855

Loans not secured by real estate:
Commercial loans	319	59	199	258	3
Consumer loans	15	-	11	11	-
Total impaired loans	$20,572	777	18,878	19,655	858

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands)
	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$91	1	157	4	97	3	166	7
Single-family residential	6,100	57	4,778	59	5,731	118	4,734	118
Single-family residential -
Banco de la Gente stated income	10,835	160	13,856	193	11,407	337	14,028	421
Commercial	2,682	29	3,115	43	2,779	64	2,700	72
Multifamily and farmland	113	1	-	-	114	2	-	-
Total impaired real estate loans	19,821	248	21,906	299	20,128	524	21,628	618

Loans not secured by real estate:
Commercial loans	315	5	643	6	362	11	487	15
Farm loans (non RE)	-	-	-	-		-	-	-
Consumer loans	15	-	77	1	22	1	83	2
Total impaired loans	$20,151	253	22,626	306	20,512	536	22,198	635

The following table presents impaired loans as of and for the year ended December 31, 2020:

December 31, 2020
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	Interest Income Recognized
Real estate loans:
Construction and land development	$108	-	108	108	4	134	8
Single-family residential	5,302	379	4,466	4,845	33	4,741	262
Single-family residential -
Banco de la Gente non-traditional	13,417	-	12,753	12,753	862	13,380	798
Commercial	2,999	1,082	1,891	2,973	14	2,940	139
Multifamily and farmland	119	-	117	117	-	29	6
Total impaired real estate loans	21,945	1,461	19,335	20,796	913	21,224	1,213

Loans not secured by real estate:
Commercial loans	515	211	244	455	5	564	32
Consumer loans	41	-	37	37	1	60	5
Total impaired loans	$22,501	1,672	19,616	21,288	919	21,848	1,250

Impaired loans collectively evaluated for impairment totaled $5.7 million and $6.2 million at June 30, 2021 and 2020, respectively and are included in the tables above.

The following tables present changes in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020. PPP loans are excluded from the allowance for loan losses as PPP loans are 100 percent guaranteed by the SBA. PPP loans are classified as risk grade 3.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2021:
Allowance for loan losses:
Beginning balance	$1,196	1,843	1,052	2,212	122	1,345	-	128	2,010	9,908
Charge-offs	-	-	-	-	-	(78)	-	(158)	-	(236)
Recoveries	90	78	-	48	-	6	-	74	-	296
Provision	(248)	(198)	(72)	(80)	26	(277)	-	45	123	(681)
Ending balance	$1,038	1,723	980	2,180	148	996	-	89	2,133	9,287

Three months ended June 30, 2021:
Allowance for loan losses:
Beginning balance	$1,061	1,850	1,033	2,252	145	1,244	-	91	1,856	9,532
Charge-offs	-	-	-	-	-	(78)	-	(73)	-	(151)
Recoveries	40	18	-	36	-	-	-	38	-	132
Provision	(63)	(145)	(53)	(108)	3	(170)	-	33	277	(226)
Ending balance	$1,038	1,723	980	2,180	148	996	-	89	2,133	9,287

Allowance for loan losses at June 30, 2021:
Ending balance: individually
evaluated for impairment	$1	5	790	10	-	-	-	-	-	806
Ending balance: collectively
evaluated for impairment	1,037	1,718	190	2,170	148	996	-	89	2,133	8,481
Ending balance	$1,038	1,723	980	2,180	148	996	-	89	2,133	9,287

Loans at June 30, 2021:
Ending balance	$90,579	257,901	25,198	340,216	59,142	104,506	742	10,076	-	888,360

Ending balance: individually evaluated for impairment	$6	1,426	10,722	1,741	-	59	-	-	-	13,954
Ending balance: collectively evaluated for impairment	$90,573	256,475	14,476	338,475	59,142	104,447	742	10,076	-	874,406

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2020:
Allowance for loan losses:
Beginning balance	$694	1,274	1,073	1,305	120	688	-	138	1,388	6,680
Charge-offs	(5)	-	-	(7)	-	(109)	-	(257)	-	(378)
Recoveries	2	25	-	34	-	26	-	106	-	193
Provision	840	514	41	719	(5)	375	-	175	279	2,938
Ending balance	$1,531	1,813	1,114	2,051	115	980	-	162	1,667	9,433

Three months ended June 30, 2020:
Allowance for loan losses:
Beginning balance	$1,293	1,713	1,084	1,799	118	1,017	-	180	908	8,112
Charge-offs	-	-	-	-	-	(78)	-	(90)	-	(168)
Recoveries	-	9	-	11	-	-	-	52	-	72
Provision	238	91	30	241	(3)	41	-	20	759	1,417
Ending balance	$1,531	1,813	1,114	2,051	115	980	-	162	1,667	9,433

Allowance for loan losses at June 30, 2020:
Ending balance: individually
evaluated for impairment	$2	5	894	11	-	-	-	-	-	912
Ending balance: collectively
evaluated for impairment	1,529	1,808	220	2,040	115	980	-	162	1,667	8,521
Ending balance	$1,531	1,813	1,114	2,051	115	980	-	162	1,667	9,433

Loans at June 30, 2020:
Ending balance	$110,077	268,174	29,325	303,828	49,465	188,398	887	16,389	-	966,543

Ending balance: individually
evaluated for impairment	$8	1,657	12,297	2,084	-	275	-	-	-	16,321
Ending balance: collectively
evaluated for impairment	$110,069	266,517	17,028	301,744	49,465	188,123	887	16,389	-	950,222

The provision for loan losses for the three months ended June 30, 2021 was a recovery of $226,000, compared to a provision of $1.4 million for the three months ended June 30, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves due to a net decrease in the volume of loans in the general reserve pool. At June 30, 2021, the balance of loans with existing modifications as a result of the COVID-19 pandemic was $283,000. At December 31, 2020, the balance of loans with existing modifications as a result of the COVID-19 pandemic was $18.3 million. The Company continues to track all loans that are currently modified or have been modified as a result of the COVID-19 pandemic. The loan balances associated with COVID-19 pandemic related modifications have been grouped into their own pool within the Company’s Allowance for Loan and Lease Losses (“ALLL”) model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. Of all loans modified as a result of the COVID-19 pandemic, $108.2 million have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that are currently modified and/or loans that were once modified. At December 31, 2020, the balance for all loans that were then currently modified or previously modified but returned to their original terms was $119.6 million. The $11.4 million decrease from December 31, 2020 to June 30, 2021 in the balance of currently or previously modified loans that had returned to their original terms is primarily due to loans paid off during the six months ended June 30, 2021. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

The provision for loan losses for the six months ended June 30, 2021 was a recovery of $681,000, compared to a provision of $2.9 million for the six months ended June 30, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves due to a net decrease in the volume of loans in the general reserve pool.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2021 and December 31, 2020:

June 30, 2021
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	4,463	-	-	-	427	-	724	-	5,614
2- High Quality	8,186	105,826	-	36,894	20	15,825	-	2,034	1,430	170,215
3- Good Quality	78,058	124,184	9,350	257,930	55,338	80,494	728	3,450	1,442	610,974
4- Management Attention	4,218	17,083	11,515	34,508	3,110	5,711	14	278	685	77,122
5- Watch	39	2,999	1,862	10,031	563	1,985	-	5	-	17,484
6- Substandard	78	3,346	2,471	853	111	64	-	28	-	6,951
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$90,579	257,901	25,198	340,216	59,142	104,506	742	6,519	3,557	888,360

December 31, 2020
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$228	9,867	-	-	-	406	-	678	-	11,179
2- High Quality	9,092	121,331	-	40,569	22	19,187	-	2,237	1,563	194,001
3- Good Quality	76,897	115,109	10,170	241,273	44,890	128,727	832	3,826	1,477	623,201
4- Management Attention	4,917	20,012	12,312	39,370	3,274	11,571	23	336	708	92,523
5- Watch	2,906	2,947	1,901	10,871	694	1,583	-	6	-	20,908
6- Substandard	84	3,059	2,500	888	-	266	-	30	-	6,827
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$94,124	272,325	26,883	332,971	48,880	161,740	855	7,113	3,748	948,639

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.2 million and $3.8 million at June 30, 2021 and December 31, 2020, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at June 30, 2021 and December 31, 2020.

There were no new TDR modifications during the three and six months ended June 30, 2021 and 2020.

There were no loans modified as TDR that defaulted during the six months ended June 30, 2021 and 2020, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. A second round of PPP funding, signed into law by President Trump on April 24, 2020, provided $320 billion additional funding for the PPP. The Bank is participating as a lender in the PPP. Total PPP loans originated as of June 30, 2021 amounted to $128.1 million. The outstanding balance of PPP loans was $35.7 million and $75.8 million at June 30, 2021 and December 31, 2020, respectively. The Bank has received $5.7 million and $4.0 million in fees from the SBA for PPP loans originated as of June 30, 2021. The Bank recognized $2.5 million and $1.4 million PPP loan fee income for the six months ended June 30, 2021 and the year ended December 31, 2020 respectively. PPP loan fee income recognized for the three months ended June 30, 2021 was $1.5 million. No PPP loan fee income was recognized for the three and six months ended June 30, 2020.

(4) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2021 and 2020 is as follows:

For the three months ended June 30, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,615	5,630,580	$0.82
Effect of dilutive securities:
Restricted stock units	-	12,683
Shares held in deferred comp plan		157,897
Diluted earnings per share	$4,615	5,801,160	$0.80

For the six months ended June 30, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$8,736	5,630,995	$1.55
Effect of dilutive securities:
Restricted stock units	-	12,427
Shares held in deferred comp plan		157,227
Diluted earnings per share	$8,736	5,800,649	$1.51

For the three months ended June 30, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$2,561	5,637,711	$0.46
Effect of dilutive securities:
Restricted stock units	-	13,127
Shares held in deferred comp plan	-	149,013
Diluted earnings per share	$2,561	5,799,851	$0.44

For the six months ended June 30, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,928	5,680,625	$0.87
Effect of dilutive securities:
Restricted stock units	-	13,284
Shares held in deferred comp plan	-	147,814
Diluted earnings per share	$4,928	5,841,723	$0.84

(5) Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. The 2009 Plan expired on May 7, 2019 but still governs the rights and obligations of the parties for grants made thereunder. As of June 30, 2021, there were no outstanding shares reserved for possible issuance under the 2009 Plan.

The Company granted 16,583 restricted stock units under the 2009 Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the 2009 Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the 2009 Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the 2009 Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the 2009 Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values for the restricted stock units granted in 2015 through 2017 have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for the 2015, 2016, 2017, 2018 and 2019 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of June 30, 2021, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $66,000.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2020 (the “2020 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. A total of 300,000 shares were reserved for possible issuance under the 2020 Plan when it was adopted. As of June 30, 2021, a total of 285,075 shares out of the initial 300,000 shares reserved remain available for future issuance under the 2020 Plan. All stock-based rights under the 2020 Plan must be granted or awarded by May 7, 2030 (or ten years from the 2020 Plan effective date).

The Company granted 7,635 restricted stock units under the 2020 Plan at a grant date fair value of $17.08 per share during the second quarter of 2020. The Company granted 7,290 restricted stock units under the 2020 Plan at a grant date fair value of $22.04 per share during the first quarter of 2021. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for 2020 and 2021 grants). As of June 30, 2021, the total unrecognized compensation expense related to the restricted stock unit grants under the 2020 Plan was $308,000.

The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan and 2020 Plan of $99,000 for the six months ended June 30, 2021. The Company recognized a $75,000 credit to compensation expense for restricted stock unit awards granted under the 2009 Plan and 2020 Plan for the six months ended June 30, 2020 due to a reduction in the Company’s stock price from $32.85 per share at December 31, 2019, compared to $17.67 per share at June 30, 2020.

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

The tables below present the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)
	June 30, 2021
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U. S Treasuries	$7,960	-	$7,960	-
U.S. Government
sponsored enterprises	15,194	-	15,194	-
Mortgage-backed securities	209,118	-	209,118	-
State and political subdivisions	135,257	-	135,257	-

(Dollars in thousands)
	December 31, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Government
sponsored enterprises	$7,507	-	7,507	-
Mortgage-backed securities	145,314	-	145,314	-
State and political subdivisions	92,428	-	92,428	-

The tables below present the balance of mutual funds held in the deferred compensation trust, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)
	June 30, 2021
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mutual funds held in deferred compensation trust	$1,421	-	1,421	-

(Dollars in thousands)
	December 31, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mutual funds held in deferred compensation trust	$1,320	-	1,320	-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at June 30, 2021 and December 31, 2020 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2021	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$5,501	-	-	5,501
Impaired loans	18,797	-	-	18,797

(Dollars in thousands)
	Fair Value Measurements December 31, 2020	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$9,139	-	-	9,139
Impaired loans	20,369	-	-	20,369
Other real estate	128	-	-	128

(Dollars in thousands)
	Fair Value June 30, 2021	Fair Value December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$5,501	9,139	Rate lock commitment	N/A	N/A
Impaired loans	18,797	20,369	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%
Other real estate	-	128	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$287,309	287,309	-	-	287,309
Investment securities available for sale	367,529	-	367,529	-	367,529
Other investments	3,758	-	-	3,758	3,758
Mortgage loans held for sale	5,501	-	-	5,501	5,501
Loans, net	879,073	-	-	861,686	861,686
Mutual funds held in deferred
compensation trust	1,421	-	1,421	-	1,421

Liabilities:
Deposits	$1,392,054	-	-	1,389,964	1,389,964
Securities sold under agreements
to repurchase	31,249	-	31,249	-	31,249
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$161,580	161,580	-	-	161,580
Investment securities available for sale	245,249	-	245,249	-	245,249
Other investments	4,155	-	-	4,155	4,155
Mortgage loans held for sale	9,139	-	-	9,139	9,139
Loans, net	938,731	-	-	924,845	924,845
Mutual funds held in deferred
compensation trust	1,320	-	1,320	-	1,320

Liabilities:
Deposits	$1,221,086	-	-	1,216,503	1,216,503
Securities sold under agreements
to repurchase	26,201	-	26,201	-	26,201
Junior subordinated debentures	15,464	-	15,464	-	15,464

(7) Leases

As of June 30, 2021, the Company had operating ROU assets of $3.0 million and operating lease liabilities of $3.1 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by ASU 2016-02, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of June 30, 2021 and 2020.

(Dollars in thousands)
	June 30, 2021	June 30, 2020

Operating lease cost	$418	$443

Other information:
Cash paid for amounts included in the measurement of lease liabilities	404	432
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	942	132
Weighted-average remaining lease term - operating leases	6.84	7.03
Weighted-average discount rate - operating leases	2.71%	3.13%

The following table presents lease maturities as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	June 30, 2021	December 31, 2020

2021	$357	$754
2022	550	588
2023	544	567
2024	489	489
2025	433	433
Thereafter	1,041	1,041
Total	3,414	3,872
Less: Imputed Interest	(341)	(401)
Operating Lease Liability	$3,073	$3,471

(8) Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.

The SBA has continued to forgive the Bank’s PPP loans. The outstanding balance of PPP loans was $33.1 million at July 31, 2021, as compared to $35.7 million at June 30, 2021. The decrease from June 30, 2021 to July 31, 2021 was primarily due to PPP loans being forgiven by the SBA.

The Bank closed its West Lincoln branch location on June 11, 2021. The West Lincoln branch property was sold on July 1, 2021 for a net gain of $107,000 that will be recognized in the third quarter of 2021. The $408,000 net book value of the West Lincoln branch property at June 30, 2021 was classified as held for sale at June 30, 2021 and is reflected in “Accrued interest receivable and other assets” on the Company’s June 30, 2021 consolidated balance sheets.

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

COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events generally had an adverse effect on business and consumer confidence and the Company and its customers. On March 3, 2020, the Federal Reserve Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to a range of 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic had an adverse effect on the Company’s financial condition and results of operations. Prior to the occurrence of the COVID-19 pandemic, economic conditions, while not as robust as the economic conditions during the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. See COVID-19 Impact below for additional information regarding the impact of the COVID-19 pandemic on the Company’s business.

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

COVID 19 Impact

Overview. The COVID-19 pandemic has caused unprecedented disruption that has affected daily living and negatively impacted the global economy, the banking industry and the Company. While we are unable to estimate the magnitude, the COVID-19 pandemic and the related global economic crisis may adversely affect our future operating results. As such, the impact of the COVID-19 pandemic on future fiscal periods is subject to a high degree of uncertainty. The emergence of COVID-19 and new variants of the virus around the world, and particularly in the United States and Canada, continues to present significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. The pandemic has affected the Company’s financial results and business operations, and economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic. Management cannot predict the full impact of the pandemic on the Company’s management and employees, its customers nor to economic conditions generally, and such effects could exist for an extended period of time.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in North Carolina where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. In North Carolina, schools closed for the remainder of the 2019-2020 academic year, businesses were ordered to temporarily close or reduce their business operations to accommodate social distancing and shelter in place requirements, non-critical healthcare services were significantly curtailed and unemployment levels rose. Since the initial shut down in March 2020, phased reopening plans began in mid-May of 2020 and continued through mid-May of 2021 subject to public health guidelines, restrictions and limitations on capacity. In mid-May 2021, as the number of COVID-19 cases decreased and COVID-19 vaccinations increased and new guidance was issued by the Center for Disease Control for fully vaccinated individuals, the COVID-19 restrictions were primarily lifted in North Carolina allowing businesses to operate in a manner in which they operated prior to the COVID-19 pandemic. In mid-July 2021, despite vaccinations being readily available to all individuals living in North Carolina over the age of 12, COVID-19 vaccinations have slowed and the number of COVID-19 cases have started to rise. We are unable to predict if COVID-19 cases will continue to rise and the impact that such rise will have on businesses and whether additional public health guidelines, restrictions and limitations will be implemented.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.

•	On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act reopened and expanded the PPP loan program. The changes to the PPP program allowed new borrowers to apply for a loan under the original PPP loan program and the creation of an additional PPP loan for eligible borrowers. The Economic Aid Act also revised certain PPP requirements, including aspects of loan forgiveness on existing PPP loans. Under the Economic Aid Act, the PPP loan program was set to expire on March 31, 2021; however, the PPP Extension Act which was signed into law on March 30, 2021 extended the PPP loan program until May 31, 2021. The Bank participated as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructured (“TDR”) loans for a limited period of time to account for the effects of COVID-19. See Note 3 of the financial statements for additional disclosure of loan modifications as of June 30, 2021.

•	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the financial statements for additional disclosure of loan modifications as of June 30, 2021.

•	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility makes short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion. The Bank did not participate in the MSELF or MSNLF.

•	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, issued a stream of guidance in response to the COVID-19 pandemic and taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regular institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had and will likely continue to have an impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant and retail industries will continue to endure economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, including labor shortages, may also impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, our financial condition, capital levels and results of operations may be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	On March 13, 2020 we enacted our Pandemic Plan. We used available physical resources to achieve appropriate social distancing protocols in all facilities; in addition, we established mandatory remote work to isolate certain personnel essential to critical business continuity operations. We also expanded and tested remote access for the core banking system, funds transfer and loan operations.

•	We are actively working with loan customers to evaluate prudent loan modification terms.

•	We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

•	We were a participating lender in the PPP. We believed it was our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities.

•

On March 19, 2020, we restricted branch customer activity to drive-up and appointment only services. Branch lobbies were reopened on May 20, 2020. One small branch located in an assisted living facility was permanently closed effective December 31, 2020 due to limited lobby space and COVID-19 restrictions. All business functions continue to be operational. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. While the majority of employees are now working on-site, some employees whose job responsibilities can be effectively carried out remotely continue to work from home. Employees working on-site are observing current public health guidelines.

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

Results of Operations

Summary. Net earnings were $4.6 million or $0.82 basic net earnings per share and $0.80 diluted net earnings per share for the three months ended June 30, 2021, as compared to $2.6 million or $0.46 basic net earnings per share and $0.44 diluted net earnings per share for the same period one year ago. The increase in second quarter net earnings is primarily due to an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, which were partially offset by an increase in non-interest expense during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, as discussed below.

The annualized return on average assets was 1.18% for the three months ended June 30, 2021, compared to 0.76% for the same period one year ago, and annualized return on average shareholders’ equity was 13.11% for the three months ended June 30, 2021, compared to 7.64% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $11.7 million for the three months ended June 30, 2021, compared to $10.7 million for the three months ended June 30, 2020. The increase in net interest income was due to a $879,000 increase in interest income and a $70,000 decrease in interest expense. The increase in interest income was primarily due to a $823,000 increase in interest income and fees on loans, which was primarily due to a $1.5 million increase in fee income on SBA PPP loans. The decrease in interest expense was primarily due to a decrease in Federal Home Loan Bank (“FHLB”) borrowings.

Interest income was $12.5 million for the three months ended June 30, 2021, compared to $11.6 million for the three months ended June 30, 2020. The increase in interest income was primarily due to a $823,000 increase in interest income and fees on loans, which was primarily due to a $1.5 million increase in fee income on SBA PPP loans. During the three months ended June 30, 2021, average loans decreased $30.9 million to $916.4 million from $947.3 million for the three months ended June 30, 2020. During the three months ended June 30, 2021, average investment securities available for sale increased $151.8 million to $346.9 million from $195.1 million for the three months ended June 30, 2020. The average yield on loans for the three months ended June 30, 2021 and 2020 was 4.82% and 4.32%, respectively. The average yield on investment securities available for sale was 1.80% and 3.09% for the three months ended June 30, 2021 and 2020, respectively. The average yield on earning assets was 3.43% and 3.77% for the three months ended June 30, 2021 and 2020, respectively.

Interest expense was $842,000 for the three months ended June 30, 2021, compared to $912,000 for the three months ended June 30, 2020. The decrease in interest expense was primarily due to a decrease in FHLB borrowings. During the three months ended June 30, 2021, average interest-bearing non-maturity deposits increased $164.8 million to $735.0 million from $570.2 million for the three months ended June 30, 2020. During the three months ended June 30, 2021, average certificates of deposit increased $6.6 million to $106.7 million from $100.1 million for the three months ended June 30, 2020. Average FHLB borrowings decreased $70.0 million to zero for the three months ended June 30, 2021 from $70.0 million for the three months ended June 30, 2020. The average rate paid on interest-bearing checking and savings accounts was 0.30% and 0.32% for the three months ended June 30, 2021 and 2020, respectively. The average rate paid on certificates of deposit was 0.72% for the three months ended June 30, 2021, compared to 0.90% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.38% for the three months ended June 30, 2021, compared to 0.47% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2021 and 2020. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended June 30, 2021 and 2020 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$916,393	11,003	4.82%	$947,344	10,180	4.32%
Investments - taxable	211,422	649	1.23%	85,505	554	2.61%
Investments - nontaxable*	139,704	936	2.69%	117,271	1,004	3.44%
Federal funds sold	-	-	0.00%	75,393	22	0.12%
Other	209,737	49	0.09%	33,070	41	0.50%

Total interest-earning assets	1,477,256	12,637	3.43%	1,258,583	11,801	3.77%

Non-interest earning assets:
Cash and due from banks	32,350			37,250
Allowance for loan losses	(9,572)			(8,084)
Other assets	63,536			72,659

Total assets	$1,563,570			$1,360,408

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$734,988	543	0.30%	$570,220	448	0.32%
Time deposits	106,669	191	0.72%	100,064	224	0.90%
FHLB borrowings	-	-	0.00%	70,000	102	0.59%
Trust preferred securities	15,464	71	1.84%	15,464	90	2.34%
Other	30,295	37	0.49%	28,804	48	0.67%

Total interest-bearing liabilities	887,416	842	0.38%	784,552	912	0.47%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	528,502			434,109
Other liabilities	6,485			6,944
Shareholders' equity	141,167			134,803

Total liabilities and shareholders' equity	$1,563,570			$1,360,408

Net interest spread		$11,795	3.05%		$10,889	3.30%

Net yield on interest-earning assets			3.20%			3.48%

Taxable equivalent adjustment
Investment securities		$120			$163

Net interest income		$11,675			$10,726

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $13.9 million in 2021 and $24.7 million in 2020.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2021 and 2020.

Year-to-date net interest income as of June 30, 2021 was $22.8 million, compared to $21.9 million for the same period one year ago. The increase in net interest income was due to a $551,000 increase in interest income and a $296,000 decrease in interest expense. The increase in interest income was primarily due to a $807,000 increase in interest income and fees on loans, which was primarily due to a $2.5 million increase in fee income on SBA PPP loans. The decrease in interest expense was primarily due to a decrease in rates paid on interest-bearing liabilities and a decrease in FHLB borrowings.

Interest income was $24.4 million for the six months ended June 30, 2021, compared to $23.9 million for the six months ended June 30, 2020. The increase in interest income was primarily due to a $807,000 increase in interest income and fees on loans, which was primarily due to a $2.5 million increase in fee income on SBA PPP loans. During the six months ended June 30, 2021, average loans increased $27.2 million to $931.7 million from $904.5 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, average investment securities available for sale increased $113.1 million to $305.1 million from $192.0 million for the six months ended June 30, 2020. The average yield on loans for the six months ended June 30, 2021 and 2020 was 4.69% and 4.64%, respectively. The average yield on investment securities available for sale was 1.87% and 3.12% for the six months ended June 30, 2021 and 2020, respectively. The average yield on earning assets was 3.49% and 4.12% for the six months ended June 30, 2021 and 2020, respectively.

Interest expense was $1.7 million for the six months ended June 30, 2021, compared to $2.0 million for the six months ended June 30, 2020. The decrease in interest expense was primarily due to a decrease in rates paid on interest-bearing liabilities and a decrease in FHLB borrowings. During the six months ended June 30, 2021, average interest-bearing non-maturity deposits increased $157.9 million to $703.6 million from $545.7 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, average certificates of deposit increased $4.2 million to $107.3 million from $103.1 million for the six months ended June 30, 2020. Average FHLB borrowings decreased $56.9 million to zero for the six months ended June 30, 2021 from $56.9 million for the six months ended June 30, 2020. The average rate paid on interest-bearing checking and savings accounts was 0.30% and 0.36% for the six months ended June 30, 2021 and 2020, respectively. The average rate paid on certificates of deposit was 0.76% for the six months ended June 30, 2021, compared to 0.98% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.39% for the six months ended June 30, 2021, compared to 0.43% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2021 and 2020. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the six months ended June 30, 2021 and 2020 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Six months ended			Six months ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$931,714	21,667	4.69%	$904,489	20,860	4.64%
Investments - taxable	185,350	1,190	1.29%	84,402	1,180	2.81%
Investments - nontaxable*	124,171	1,741	2.83%	114,694	1,944	3.41%
Federal funds sold	-	-	0.00%	52,491	145	0.56%
Other	184,755	84	0.09%	25,161	84	0.67%

Total interest-earning assets	1,425,990	24,682	3.49%	1,181,237	24,213	4.12%

Non-interest earning assets:
Cash and due from banks	31,164			37,113
Allowance for loan losses	(9,749)			(7,382)
Other assets	63,384			67,705

Total assets	$1,510,789			$1,278,673

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$703,610	1,040	0.30%	$545,742	973	0.36%
Time deposits	107,343	403	0.76%	103,121	501	0.98%
FHLB borrowings	-	-	0.00%	56,923	166	0.59%
Trust preferred securities	15,464	142	1.85%	15,520	220	2.85%
Other	28,841	72	0.50%	25,885	93	0.72%

Total interest-bearing liabilities	855,258	1,657	0.39%	747,191	1,953	0.53%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	508,801			389,975
Other liabilities	4,164			5,732
Shareholders' equity	142,566			135,775

Total liabilities and shareholders' equity	$1,510,789			$1,278,673

Net interest spread		$23,025	3.10%		$22,260	3.60%

Net yield on interest-earning assets			3.26%			3.79%

Taxable equivalent adjustment
Investment securities		$243			$325

Net interest income		$22,782			$21,935

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $10.7 million in 2021 and $26.1 million in 2020.    A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2021 and 2020.

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

	Three months ended June 30, 2021 compared to three months ended June 30, 2020			Six months ended June 30, 2021 compared to six months ended June 30, 2020
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(352)	1,175	823	631	176	807
Investments - taxable	601	(506)	95	1,030	(1,020)	10
Investments - nontaxable	171	(239)	(68)	147	(350)	(203)
Federal funds sold	(11)	(11)	(22)	(73)	(72)	(145)
Other	130	(122)	8	303	(303)	-
Total interest income	539	297	836	2,038	(1,569)	469

Interest expense:
NOW, MMDA & savings deposits	126	(31)	95	257	(190)	67
Time deposits	13	(46)	(33)	18	(116)	(98)
FHLB borrowings	(51)	(51)	(102)	(83)	(83)	(166)
Trust preferred securities	-	(19)	(19)	(1)	(77)	(78)
Other	2	(13)	(11)	9	(30)	(21)
Total interest expense	90	(160)	(70)	200	(496)	(296)
Net interest income	$449	457	906	1,838	(1,073)	765

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2021 was a recovery of $226,000, compared to a provision of $1.4 million for the three months ended June 30, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves due to a net decrease in the volume of loans in the general reserve pool. At June 30, 2021, the balance of loans with existing modifications as a result of the COVID-19 pandemic was $283,000. At December 31, 2020, the balance of loans with existing modifications as a result of the COVID-19 pandemic was $18.3 million. The Company continues to track all loans that are currently modified or have been modified as a result of the COVID-19 pandemic. The loan balances associated with COVID-19 pandemic related modifications have been grouped into their own pool within the Company’s ALLL model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. Of all loans modified as a result of the COVID-19 pandemic, $108.2 million have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that are currently modified and/or loans that were once modified. At December 31, 2020, the balance for all loans that were then currently modified or previously modified but returned to their original terms was $119.6 million. The $11.4 million decrease from December 31, 2020 to June 30, 2021 in the balance of currently or previously modified loans that had returned to their original terms is primarily due to loans paid off during the six months ended June 30, 2021. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

The provision for loan losses for the six months ended June 30, 2021 was a recovery of $681,000, compared to a provision of $2.9 million for the six months ended June 30, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves due to a net decrease in the volume of loans in the general reserve pool.

Non-Interest Income. Total non-interest income was $6.0 million for the three months ended June 30, 2021, compared to $5.2 million for the three months ended June 30, 2020. The increase in non-interest income is primarily attributable to a $572,000 increase in miscellaneous non-interest income primarily due to an increase in debit card income resulting from increased debit card activity and an increase in income on Small Business Investment Company (“SBIC”) investments, and a $271,000 increase in appraisal management fee income due to an increase in the volume of appraisals.

Non-interest income was $11.9 million for the six months ended June 30, 2021, compared to $9.8 million for the six months ended June 30, 2020. The increase in non-interest income is primarily attributable to a $708,000 increase in mortgage banking income due to an increased in mortgage loan volume, a $737,000 increase in appraisal management fee income due to an increase in the volume of appraisals and a $1.0 million increase in miscellaneous non-interest income primarily due to an increase in debit card income resulting from increased debit card activity and an increase in income on SBIC investments.

Non-Interest Expense. Total non-interest expense was $12.1 million for the three months ended June 30, 2021, compared to $11.5 million for the three months ended June 30, 2020. The increase in non-interest expense was primarily attributable to a $301,000 increase in appraisal management fee expense due to an increase in the volume of appraisals and a $116,000 increase in FDIC insurance expense.

Non-interest expense was $24.4 million for the six months ended June 30, 2021, compared to $22.9 million for the six months ended June 30, 2020. The increase in non-interest expense was primarily attributable to a $723,000 increase in appraisal management fee expense due to an increase in the volume of appraisals and a $590,000 increase in salaries and employee benefits expense primarily due to increases in insurance costs and incentive compensation.

Income Taxes. Income tax expense was $1.2 million for the three months ended June 30, 2021, compared to $535,000 for the three months ended June 30, 2020. The effective tax rate was 20.55% for the three months ended June 30, 2021, compared to 17.28% for the three months ended June 30, 2020. Income tax expense was $2.2 million for the six months ended June 30, 2021, compared to $1.0 million for the six months ended June 30, 2020. The effective tax rate was 20.41% for the six months ended June 30, 2021, compared to 16.90% for the six months ended June 30, 2020. The increase in the effective tax rate is primarily due to a reduction in non-taxable investments combined with an increase in earnings before income taxes.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $367.5 million at June 30, 2021, compared to $245.2 million at December 31, 2020. The increase in available for sale securities is primarily due to additional securities purchases due to an increase in excess cash. Average investment securities available for sale for the six months ended June 30, 2021 were $305.1 million, compared to $200.8 million for the year ended December 31, 2020.

Loans. At June 30, 2021, loans were $888.4 million, compared to $948.6 million at December 31, 2020. The decrease in loans is primarily due to a $38.3 million decrease in PPP loans primarily due to PPP loans being forgiven by the SBA during the six months ended June 30, 2021 and a $33.7 decrease in commercial loans due to loan payoffs during the six months ended June 30, 2021. The Company had $37.5 million and $75.8 million in PPP loans at June 30, 2021 and December 31, 2020, respectively. Average loans represented 65% and 74% of average earning assets for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

The Company had $5.5 million and $9.1 million in mortgage loans held for sale as of June 30, 2021 and December 31, 2020, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At June 30, 2021, the Company had $93.3 million in residential mortgage loans, $88.3 million in home equity loans and $498.7 million in commercial mortgage loans, which include $391.4 million secured by commercial property and $107.3 million secured by residential property. Residential mortgage loans at June 30, 2021 include $25.2 million in non-traditional mortgage loans from the former Banco division of the Bank. At December 31, 2020, the Company had $104.2 million in residential mortgage loans, $96.6 million in home equity loans and $476.7 million in commercial mortgage loans, which include $375.0 million secured by commercial property and $101.7 million secured by residential property. Residential mortgage loans at December 31, 2020 include $26.9 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

The Company had $90.6 million and $94.1 million in construction and land development loans at June 30, 2021 and December 31, 2020, respectively. The following tables present a breakout of these loans.

June 30, 2021
(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	35	$7,211	$-
Land acquisition and development - residential purposes	146	19,811	-
1 to 4 family residential construction	105	17,155	-
Commercial construction	40	46,402	-
Total construction and land development	326	$90,579	$-

December 31, 2020
(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	36	$7,509	$-
Land acquisition and development - residential purposes	161	20,444	-
1 to 4 family residential construction	93	18,897	-
Commercial construction	32	47,274	-
Total construction and land development	322	$94,124	$-

Current year TDR modifications, past due TDR loans and non-accrual TDR loans totaled $2.2 million and $3.8 million at June 30, 2021 and December 31, 2020, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at June 30, 2021 and December 31, 2020.

Allowance for Loan Losses. The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

•	the Bank’s loan loss experience;
•	the amount of past due and non-performing loans;
•	specific known risks;
•	the status and amount of other past due and non-performing assets;
•	underlying estimated values of collateral securing loans;
•	current and anticipated economic conditions (including those arising out of the COVID-19 pandemic); and
•	other factors which management believes affect the allowance for potential credit losses.

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

The general allowance reflects reserves established under GAAP for collective loan impairment. These reserves are based upon historical net charge-offs using the greater of the last two, three, four, or five years’ loss experience. This charge-off experience may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves. Qualitative factors applied in the Bank’s ALLL model include the impact to the economy from the COVID-19 pandemic and reserves on loans with payment modifications as a result of the COVID-19 pandemic. At June 30, 2021, the balance of loans with existing modifications as a result of the COVID-19 pandemic was $283,000. At December 31, 2020, the balance of loans with existing modifications as a result of COVID-19 was $18.3 million. The Company continues to track all loans that are currently modified or have been modified under COVID-19. At June 30, 2021, the balance for all loans that are currently modified or previously modified but have returned to their original terms was $108.2 million. The loan balances associated with COVID-19 related modifications have been grouped into their own pool within the Company’s ALLL model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. Of all loans modified as a result of COVID-19, $108.2 million have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that are currently modified and/or loans that were once modified.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

	Percentage of Loans
	By Risk Grade
Risk Grade	06/30/2021	12/31/2020
Risk Grade 1 (Excellent Quality)	0.63%	1.18%
Risk Grade 2 (High Quality)	19.16%	20.45%
Risk Grade 3 (Good Quality)	68.78%	65.70%
Risk Grade 4 (Management Attention)	8.68%	9.75%
Risk Grade 5 (Watch)	1.97%	2.20%
Risk Grade 6 (Substandard)	0.78%	0.72%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At June 30, 2021, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $8.3 million). At December 31, 2020, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade (which totaled $7.9 million). There were no relationships exceeding $1.0 million in the Substandard risk grade at June 30, 2021 and December 31, 2020.

Non-performing Assets. Non-performing assets totaled $3.4 million at June 30, 2021 or 0.21% of total assets, compared to $3.8 million or 0.27% of total assets at December 31, 2020. Non-accrual loans were $3.4 million at June 30, 2021 and $3.9 million at December 31, 2020. As a percentage of total loans outstanding, non-accrual loans were 0.38% at June 30, 2021, compared to 0.40% at December 31, 2020. Non-performing assets include $3.3 million in commercial and residential mortgage loans and $67,000 in other loans at June 30, 2021, compared to $3.5 million in commercial and residential mortgage loans, $226,000 in other loans and $128,000 in other real estate owned at December 31, 2020. The Bank had no loans 90 days past due and still accruing at June 30, 2021 and December 31, 2020. The Bank had no other real estate owned at June 30, 2021.

Deposits. Total deposits at June 30, 2021 were $1.4 billion compared to $1.2 billion at December 31, 2020. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $1.4 billion at June 30, 2021, compared to $1.2 billion at December 31, 2020.

Borrowed Funds. There were no FHLB borrowings outstanding at June 30, 2021 and December 31, 2020.

Securities sold under agreements to repurchase were $31.2 million at June 30, 2021, compared to $26.2 million at December 31, 2020.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at June 30, 2021 and December 31, 2020.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the six months ended June 30, 2021 totaled $1.4 billion, exceeding average rate sensitive liabilities of $855.3 million by $655.5 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of June 30, 2021.

Included in the rate sensitive assets are $206.7 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At June 30, 2021, the Company had $134.5 million in loans with interest rate floors. The floors were in effect on $107.5 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.81% higher than the indexed rate on the promissory notes without interest rate floors.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2021, such unfunded commitments to extend credit were $312.1 million, while commitments in the form of standby letters of credit totaled $5.1 million. As of December 31, 2020, such unfunded commitments to extend credit were $299.0 million, while commitments in the form of standby letters of credit totaled $4.7 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2021, the Company’s core deposits totaled $1.4 billion, or 98.09% of total deposits. As of December 31, 2020, the Company’s core deposits totaled $1.2 billion, or 97.89% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 0.69% and 0.88% as of June 30, 2021 and December 31, 2020, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at June 30, 2021 and December 31, 2020. At June 30, 2021, the carrying value of loans pledged as collateral to the FHLB totaled $144.6 million compared to $165.1 million at December 31, 2020. The remaining availability under the line of credit with the FHLB was $95.1 million at June 30, 2021 compared to $111.4 million at December 31, 2020. The Bank had no borrowings from the FRB at June 30, 2021 or December 31, 2020. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At June 30, 2021, the carrying value of loans pledged as collateral to the FRB totaled $468.2 million compared to $469.5 million at December 31, 2020. Availability under the line of credit with the FRB was $337.1 million and $340.0 million at June 30, 2021 and December 31, 2020, respectively.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2021.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 42.71% at June 30, 2021 and 28.12% at December 31, 2020. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2021 and December 31, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of June 30, 2021 and December 31, 2020 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2021	December 31, 2020
Contractual Cash Obligations
Junior subordinated debentures	$15,464	15,464
Operating lease obligations	2,781	3,083
Total	$18,245	18,547
Other Commitments
Commitments to extend credit	$312,094	299,039
Standby letters of credit and financial guarantees written	5,095	4,745
Income tax credits	101	184
Total	$317,290	303,968

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

Capital Resources. Shareholders’ equity was $145.4 million, or 9.09% of total assets, at June 30, 2021, compared to $139.9 million, or 9.88% of total assets, at December 31, 2020.

Annualized return on average equity for the six months ended June 30, 2021 was 12.36%, compared to 7.30% for the six months ended June 30, 2020. Total cash dividends paid on common stock were $1.9 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In February of 2021, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $4.0 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has not repurchased any shares of its common stock under this stock repurchase program as of June 30, 2021.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at June 30, 2021 and December 31, 2020. The Company’s Tier 1 capital ratio was 15.63% and 15.07% at June 30, 2021 and December 31, 2020, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.56% and 16.07% at June 30, 2021 and December 31, 2020, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 14.13% and 13.56% at June 30, 2021 and December 31, 2020, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.01% and 10.24% at June 30, 2021 and December 31, 2020, respectively.

The Bank’s Tier 1 risk-based capital ratio was 15.24% and 14.85% at June 30, 2021 and December 31, 2020, respectively. The total risk-based capital ratio for the Bank was 16.17% and 15.85% at June 30, 2021 and December 31, 2020, respectively. The Bank’s common equity Tier 1 capital ratio was 15.24% and 14.85% at June 30, 2021 and December 31, 2020, respectively. The Bank’s Tier 1 leverage capital ratio was 9.72% and 10.04% at June 30, 2021 and December 31, 2020, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Part 7A. of Part II of the Company’s Form 10-K, filed with the SEC on March 19, 2021, which is accessible on the SEC’s website at www.sec.gov.

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

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K filed with the SEC on March 19, 2021, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2021	1,426		$23.35	-	$4,000,000

May 1 - 31, 2021	307		25.96	-	$4,000,000

June 1 - 30, 2021	444		25.38	-	$4,000,000

Total	2,177	(1)	$24.25	-

(1) The Company purchased 2,177 shares on the open market in the three months ended June 30, 2021 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2021, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 4, 2021	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

August 4, 2021	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

