Form 10-Q
period 2021-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2021-11-04
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,661,569 shares of common stock, outstanding at October 31, 2021.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(Dollars in thousands)
	September 30,	December 31,
Assets	2021	2020
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements of $0 at both September 30, 2021 and December 31, 2020	$42,098	42,737
Interest-bearing deposits	221,210	118,843
Cash and cash equivalents	263,308	161,580

Investment securities available for sale	402,905	245,249
Other investments	3,725	4,155
Total securities	406,630	249,404

Mortgage loans held for sale	9,086	9,139

Loans	891,005	948,639
Less allowance for loan losses	(8,963)	(9,908)
Net loans	882,042	938,731

Premises and equipment, net	16,625	18,600
Cash surrender value of life insurance	17,265	16,968
Other real estate	-	128
Right of use lease asset	2,861	3,423
Accrued interest receivable and other assets	18,434	18,202
Total assets	$1,616,251	1,416,175

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$529,118	456,980
Interest-bearing demand, MMDA & savings	777,721	657,834
Time, $250,000 or more	26,357	25,771
Other time	76,769	80,501
Total deposits	1,409,965	1,221,086

Securities sold under agreements to repurchase	32,332	26,201
Junior subordinated debentures	15,464	15,464
Lease liability	2,922	3,471
Accrued interest payable and other liabilities	12,026	10,054
Total liabilities	1,472,709	1,276,276

Commitments

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,661,569 shares
at September 30, 2021 and 5,787,504 shares at December 31, 2020	53,305	56,871
Common stock held by deferred compensation trust, at cost; 160,611
shares at September 30, 2021 and 155,469 shares at December 31, 2020	(1,946)	(1,796)
Deferred compensation	1,946	1,796
Retained earnings	86,927	77,628
Accumulated other comprehensive income	3,310	5,400
Total shareholders' equity	143,542	139,899

Total liabilities and shareholders' equity	$1,616,251	1,416,175

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$9,807	10,507	31,474	31,367
Interest on due from banks	89	19	172	103
Interest on federal funds sold	-	33	-	178
Interest on investment securities:
U.S. Government sponsored enterprises	679	528	1,899	1,864
State and political subdivisions	825	717	2,222	2,042
Other	21	64	93	202
Total interest income	11,421	11,868	35,860	35,756

Interest expense:
Interest-bearing demand, MMDA & savings	577	482	1,617	1,455
Time deposits	181	224	584	725
FHLB borrowings	-	103	-	269
Junior subordinated debentures	69	76	211	296
Other	34	57	106	150
Total interest expense	861	942	2,518	2,895

Net interest income	10,560	10,926	33,342	32,861

Provision for (recovery of) loan losses	(182)	522	(863)	3,460

Net interest income after provision for loan losses	10,742	10,404	34,205	29,401

Non-interest income:
Service charges	1,023	809	2,859	2,635
Other service charges and fees	187	188	570	543
Gain on sale of investment securities	-	1,688	-	2,145
Mortgage banking income	516	750	2,109	1,635
Insurance and brokerage commissions	266	200	764	647
Appraisal management fee income	1,954	1,871	5,775	4,955
Gain on sale of other assets	104	-	104	-
Gain (loss) on sale of other real estate	-	(47)	21	(47)
Miscellaneous	1,990	1,673	5,855	4,453
Total non-interest income	6,040	7,132	17,953	16,966

Non-interest expense:
Salaries and employee benefits	6,054	5,737	17,903	16,996
Occupancy	1,999	1,943	5,891	5,725
Professional fees	582	374	1,354	1,121
Advertising	91	152	388	566
Debit card expense	244	278	740	766
FDIC Insurance	108	81	304	169
Appraisal management fee expense	1,556	1,478	4,646	3,845
Other	1,934	1,871	5,742	5,627
Total non-interest expense	12,568	11,914	36,968	34,815

Earnings before income taxes	4,214	5,622	15,190	11,552

Income tax expense	824	1,113	3,064	2,115

Net earnings	$3,390	4,509	12,126	9,437

Basic net earnings per share	$0.61	0.80	2.16	1.67
Diluted net earnings per share	$0.59	0.78	2.10	1.62
Cash dividends declared per share	$0.17	0.15	0.49	0.60

 See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,390	4,509	12,126	9,437

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(844)	93	(2,714)	5,204
Reclassification adjustment for gains on securities available for sale included in net earnings	-	(1,688)	-	(2,145)
Total other comprehensive income (loss), before income taxes	(844)	(1,595)	(2,714)	3,059

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities available for sale	(194)	21	(624)	1,196
Reclassification adjustment for gains on securities available for sale included in net earnings	-	(388)	-	(493)

Total income tax expense (benefit) related to other comprehensive income	(194)	(367)	(624)	703

Total other comprehensive income (loss), net of tax	(650)	(1,228)	(2,090)	2,356

Total comprehensive income	$2,740	3,281	10,036	11,793

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)
					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Income	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2020	5,787,504	$56,871	77,628	1,796	(1,796)	5,400	139,899

Cash dividends declared on common stock	-	-	(930)	-	-	-	(930)
Restricted stock units exercised	1,662	39	-	-	-	-	39
Equity incentive plan, net	-	-	-	53	(53)	-	-
Net earnings	-	-	4,121	-	-	-	4,121
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(3,100)	(3,100)
Balance, March 31, 2021	5,789,166	$56,910	80,819	1,849	(1,849)	2,300	140,029

Cash dividends declared on common stock	-	-	(930)	-	-	-	(930)
Equity incentive plan, net	-	-	-	52	(52)	-	-
Net earnings	-	-	4,615	-	-	-	4,615
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	1,660	1,660
Balance, June 30, 2021	5,789,166	$56,910	84,504	1,901	(1,901)	3,960	145,374

Common stock repurchase	(127,597)	(3,605)	-	-	-	-	(3,605)
Cash dividends declared on common stock	-	-	(967)	-	-	-	(967)
Equity incentive plan, net	-	-	-	45	(45)	-	-
Net earnings	-	-	3,390	-	-	-	3,390
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(650)	(650)
Balance, September 30, 2021	5,661,569	$53,305	86,927	1,946	(1,946)	3,310	143,542

Balance, December 31, 2019	5,912,300	$59,813	70,663	1,588	(1,588)	3,644	134,120

Common stock repurchase	(126,800)	(2,999)	-	-	-	-	(2,999)
Cash dividends declared on common stock	-	-	(1,779)	-	-	-	(1,779)
Restricted stock units exercised	2,004	57	-	-	-	-	57
Equity incentive plan, net	-	-	-	64	(64)	-	-
Net earnings	-	-	2,367	-	-	-	2,367
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	2,090	2,090
Balance, March 31, 2020	5,787,504	$56,871	71,251	1,652	(1,652)	5,734	133,856

Cash dividends declared on common stock	-	-	(870)	-	-	-	(870)
Equity incentive plan, net	-	-	-	48	(48)	-	-
Net earnings	-	-	2,561	-	-	-	2,561
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	1,494	1,494
Balance, June 30, 2020	5,787,504	$56,871	72,942	1,700	(1,700)	7,228	137,041

Cash dividends declared on common stock	-	-	(871)	-	-	-	(871)
Equity incentive plan, net	-	-	-	47	(47)	-	-
Net earnings	-	-	4,509	-	-	-	4,509
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(1,228)	(1,228)
Balance, September 30, 2020	5,787,504	$56,871	76,580	1,747	(1,747)	6,000	139,451

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	2021	2020
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$12,126	9,437
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	3,991	3,080
Provision for (recovery of) loan losses	(863)	3,460
Deferred income taxes	(27)	(25)
Gain on sale of investment securities	-	(2,145)
Gain on sale of other real estate	(21)	-
Write-down of other real estate	-	47
Gain on sale of other assets	(104)	-
Restricted stock expense	(166)	(73)
Proceeds from sales of mortgage loans held for sale	76,086	78,526
Origination of mortgage loans held for sale	(76,033)	(83,069)
Change in:
Cash surrender value of life insurance	(297)	(283)
Right of use lease asset	562	525
Other assets	416	(219)
Lease liability	(549)	(508)
Other liabilities	2,138	(677)

Net cash provided by operating activities	17,259	8,076

Cash flows from investing activities:
Purchases of investment securities available for sale	(186,793)	(90,233)
Proceeds from sales, calls and maturities of investment securities available for sale	6,010	52,289
Proceeds from paydowns of investment securities available for sale	18,335	14,635
Proceeds from paydowns on other investments	132	132
Redemptions (purchases) of FHLB stock	331	(3,031)
Net change in loans	57,552	(120,781)
Purchases of premises and equipment	(379)	(2,298)
Purchases of bank owned life insurance	-	(140)
Proceeds from sale of other assets	515	-
Proceeds from sale of other real estate and repossessions	149	-

Net cash used by investing activities	(104,148)	(149,427)

Cash flows from financing activities:
Net change in deposits	188,879	219,879
Net change in securities sold under agreement to repurchase	6,131	9,930
Proceeds from FHLB borrowings	-	70,000
Repayment of Junior Subordinated Debt	-	(155)
Proceeds from Fed Funds purchased	-	(6,935)
Repayments of Fed Funds purchased	-	6,935
Restricted stock units exercised	39	57
Common stock repurchased	(3,605)	(2,999)
Cash dividends paid on common stock	(2,827)	(3,520)

Net cash provided by financing activities	188,617	293,192

Net change in cash and cash equivalents	101,728	151,841

Cash and cash equivalents at beginning of period	161,580	52,387

Cash and cash equivalents at end of period	$263,308	204,228

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	2021	2020
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,658	1,908
Income taxes	$3,221	1,651

Noncash investing and financing activities:
Change in unrealized gain on investment securities available for sale, net	$(2,090)	2,356
Issuance of accrued restricted stock units	$39	57
Transfers of loans to other real estate and repossessions	$-	175
Transfers of premises and equipment to other assets held for sale	$408	-

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

The consolidated financial statements in this report (other than the Consolidated Balance Sheet at December 31, 2020) are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals other than Correction of an Error noted below) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates.

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

On the Consolidated Statements of Earnings, basic earnings per share has been adjusted from $0.78 to $0.80 for the three months ended September 30, 2020 and from $1.62 to $1.67 for the nine months ended September 30, 2020. The impact of the changes in the fair value of the mutual funds held in the rabbi trust and the changes in the deferred compensation liability that were not previously recorded were not considered material to the financial statements. These changes to basic earnings per share are also reflected within Note 4 to the financial statements below.

In addition to the adjustments to the presentation of the Company’s shareholders’ equity on the Consolidated Balance Sheets, the Company adjusted the presentation of the Consolidated Statements of Changes in Shareholders’ Equity for all periods presented to reflect the Company shares held within the rabbi trust, as well as the corresponding deferred compensation associated with these shares.

The Company’s Consolidated Statements of Cash Flows were adjusted for the nine months ended September 30, 2020 in order to reflect the changes to other assets and other liabilities made on the Consolidated Balance Sheets.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. The adjustments to correct the error noted above were not considered material to the financial statements.

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

		January 1, 2020	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2018-14: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20)	Updates disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2021	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

Guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

		January 1, 2021	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters

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

		January 1, 2021	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2021-06: Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946)

Amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.

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

The following table provides a summary of ASU’s issued by the FASB that the Company has not adopted as of September 30, 2021, which may impact the Company’s financial statements.

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
ASU 2019-10: Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates

Guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected credit losses (CECL), leases and hedging.

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
ASU 2021-05: Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate

Updated guidance that requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if certain conditions are met

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

(2)	Investment Securities

Investment securities available for sale at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)
	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$7,963	39	12	7,990
U.S. Government
sponsored enterprises	14,566	289	178	14,677
Mortgage-backed securities	222,526	2,427	1,648	223,305
State and political subdivisions	153,551	4,327	945	156,933
Total	$398,606	7,082	2,783	402,905

(Dollars in thousands)
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government
sponsored enterprises	$7,384	331	208	7,507
Mortgage-backed securities	143,095	2,812	593	145,314
State and political subdivisions	87,757	4,758	87	92,428
Total	$238,236	7,901	888	245,249

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2021 and December 31, 2020 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$4,994	12	-	-	4,994	12
U.S. Government
sponsored enterprises	5,386	5	3,442	173	8,828	178
Mortgage-backed securities	114,889	1,505	5,897	143	120,786	1,648
State and political subdivisions	37,729	800	3,757	145	41,486	945
Total	$162,998	2,322	13,096	461	176,094	2,783

(Dollars in thousands)
	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government
sponsored enterprises	$-	-	4,193	208	4,193	208
Mortgage-backed securities	80,827	565	4,762	28	85,589	593
State and political subdivisions	7,126	87	-	-	7,126	87
Total	$87,953	652	8,955	236	96,908	888

At September 30, 2021, unrealized losses in the investment securities portfolio relating to debt securities totaled $2.8 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the September 30, 2021 tables above, one out of two U.S. Treasury securities, 35 out of 145 securities issued by state and political subdivisions and 43 out of 97 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of acceptable financial condition and results of operations of entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2021
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$11,591	11,689
Due from one to five years	10,143	10,763
Due from five to ten years	136,387	139,315
Due after ten years	17,959	17,833
Mortgage-backed securities	222,526	223,305
Total	$398,606	402,905

No securities available for sale were sold during the three and nine months ended September 30, 2021. Proceeds from sales of securities available for sale during the three months ended September 30, 2020 were $29.2 million and resulted in net gains of $1.7 million. Proceeds from sales of securities available for sale during the nine months ended September 30, 2020 were $46.1 million and resulted in net gains of $2.1 million.

Securities with a fair value of approximately $90.6 million and $77.3 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at September 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Real estate loans:
Construction and land development	$80,009	94,124
Single-family residential	258,403	272,325
Single-family residential -
Banco de la Gente non-traditional	24,043	26,883
Commercial	363,174	332,971
Multifamily and farmland	58,856	48,880
Total real estate loans	784,485	775,183

Loans not secured by real estate:
Commercial loans	94,376	161,740
Farm loans	633	855
Consumer loans	6,321	7,113
All other loans	5,190	3,748

Total loans	891,005	948,639

Less allowance for loan losses	(8,963)	(9,908)

Total net loans	$882,042	938,731

The Bank grants loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties, and also in Mecklenburg, Wake, Durham and Rowan counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•	Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of September 30, 2021, construction and land development loans comprised approximately9% of the Bank’s total loan portfolio.

•	Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of September 30, 2021, single-family residential loans comprised approximately 32% of the Bank’s total loan portfolio, and include Banco’s non-traditional single-family residential loans, which were approximately 3% of the Bank’s total loan portfolio.

•	Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of September 30, 2021, commercial real estate loans comprised approximately 41% of the Bank’s total loan portfolio.

•	Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid or fluctuate in value based on the success of the business. As of September 30, 2021, commercial loans comprised approximately 11% of the Bank’s total loan portfolio, including $25.6 million in Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. The Company had $75.8 million in PPP loans at December 31, 2020.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2021 and December 31, 2020:

September 30, 2021
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$6	-	6	80,003	80,009	-
Single-family residential	850	230	1,080	257,323	258,403	-
Single-family residential -
Banco de la Gente non-traditional	450	39	489	23,554	24,043	-
Commercial	28	37	65	363,109	363,174	-
Multifamily and farmland	-	-	-	58,856	58,856	-
Total real estate loans	1,334	306	1,640	782,845	784,485	-

Loans not secured by real estate:
Commercial loans	176	-	176	94,200	94,376	-
Farm loans	-	-	-	633	633	-
Consumer loans	66	1	67	6,254	6,321	-
All other loans	8	-	8	5,182	5,190	-
Total loans	$1,584	307	1,891	889,114	891,005	-

December 31, 2020
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$298	-	298	93,826	94,124	-
Single-family residential	3,660	270	3,930	268,395	272,325	-
Single-family residential -
Banco de la Gente non-traditional	3,566	105	3,671	23,212	26,883	-
Commercial	36	-	36	332,935	332,971	-
Multifamily and farmland	-	-	-	48,880	48,880	-
Total real estate loans	7,560	375	7,935	767,248	775,183	-

Loans not secured by real estate:
Commercial loans	-	-	-	161,740	161,740	-
Farm loans	-	-	-	855	855	-
Consumer loans	45	2	47	7,066	7,113	-
All other loans	-	-	-	3,748	3,748	-
Total loans	$7,605	377	7,982	940,657	948,639	-

The following table presents non-accrual loans as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Real estate loans:
Single-family residential	$1,020	1,266
Single-family residential -
Banco de la Gente non-traditional	1,244	1,709
Commercial	271	440
Multifamily and farmland	109	117
Total real estate loans	2,644	3,532

Loans not secured by real estate:
Commercial loans	54	212
Consumer loans	6	14
Total	$2,704	3,758

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s troubled debt restructured (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Accruing impaired loans were $18.2 million, $21.3 million and $21.0 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. Interest income recognized on accruing impaired loans was $754,000, $1.2 million, and $934,000 for the nine months ended September 30, 2021, the year ended December 31, 2020 and the nine months ended September 30, 2020, respectively. Interest income recognized on accruing impaired loans was $217,000 and $299,000 for the three months ended September 30, 2021 and 2020, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of September 30, 2021:

September 30, 2021
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$75	-	75	75	3
Single-family residential	4,506	275	4,021	4,296	80
Single-family residential -
Banco de la Gente non-traditional	12,269	-	11,383	11,383	724
Commercial	2,229	439	1,692	2,131	12
Multifamily and farmland	115	-	109	109	-
Total impaired real estate loans	19,194	714	17,280	17,994	819

Loans not secured by real estate:
Commercial loans	299	54	183	237	3
Consumer loans	12	-	8	8	-
Total impaired loans	$19,505	768	17,471	18,239	822

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands)
	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$76	1	153	-	91	5	123	7
Single-family residential	5,875	49	5,107	63	5,683	166	4,451	181
Single-family residential -
Banco de la Gente stated income	10,349	140	13,402	197	11,090	477	13,785	617
Commercial	2,280	20	2,665	31	2,617	85	2,772	103
Multifamily and farmland	110	2	-	-	113	4	-	-
Total impaired real estate loans	18,690	212	21,327	291	19,594	737	21,131	908

Loans not secured by real estate:
Commercial loans	248	5	494	7	330	16	553	22
Consumer loans	9	-	74	1	19	1	57	4
Total impaired loans	$18,947	217	21,895	299	19,943	754	21,741	934

The following table presents impaired loans as of and for the year ended December 31, 2020:

December 31, 2020
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	Interest Income Recognized
Real estate loans:
Construction and land development	$108	-	108	108	4	134	8
Single-family residential	5,302	379	4,466	4,845	33	4,741	262
Single-family residential -
Banco de la Gente non-traditional	13,417	-	12,753	12,753	862	13,380	798
Commercial	2,999	1,082	1,891	2,973	14	2,940	139
Multifamily and farmland	119	-	117	117	-	29	6
Total impaired real estate loans	21,945	1,461	19,335	20,796	913	21,224	1,213

Loans not secured by real estate:
Commercial loans	515	211	244	455	5	564	32
Consumer loans	41	-	37	37	1	60	5
Total impaired loans	$22,501	1,672	19,616	21,288	919	21,848	1,250

Impaired loans collectively evaluated for impairment totaled $5.1 million and $5.8 million at September 30, 2021 and December 31, 2020, respectively and are included in the tables above. Allowance on impaired loans collectively evaluated for impairment totaled $45,000 and $61,000 at September 30, 2021 and December 31, 2020, respectively.

The following tables present changes in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020. Unallocated balances in the following tables include allowance for loan losses based on qualitative factors such as economic outlook, concentrations of credit, interest rate risk and loan volume trends. PPP loans are excluded from the allowance for loan losses as PPP loans are 100 percent guaranteed by the SBA. PPP loans are classified as risk grade 3.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2021:
Allowance for loan losses:
Beginning balance	$1,196	1,843	1,052	2,212	122	1,345	-	128	2,010	9,908
Charge-offs	-	-	-	-	-	(293)	-	(249)	-	(542)
Recoveries	121	165	-	50	3	7	-	114	-	460
Provision	(421)	(306)	(162)	46	22	(153)	-	98	13	(863)
Ending balance	$896	1,702	890	2,308	147	906	-	91	2,023	8,963

Three months ended September 30, 2021:
Allowance for loan losses:
Beginning balance	$1,038	1,723	980	2,180	148	996	-	89	2,133	9,287
Charge-offs	-	-	-	-	-	(215)	-	(91)	-	(306)
Recoveries	31	86	-	2	4	1	-	40	-	164
Provision	(173)	(107)	(90)	126	(5)	124	-	53	(110)	(182)
Ending balance	$896	1,702	890	2,308	147	906	-	91	2,023	8,963

Allowance for loan losses at September 30, 2021:
Ending balance: individually
evaluated for impairment	$1	58	710	7	-	-	-	-	-	776
Ending balance: collectively
evaluated for impairment	895	1,644	180	2,301	147	906	-	91	2,023	8,187
Ending balance	$896	1,702	890	2,308	147	906	-	91	2,023	8,963

Loans at September 30, 2021:
Ending balance	$80,009	258,403	24,043	363,174	58,856	94,376	633	11,511	-	891,005

Ending balance: individually
evaluated for impairment	$6	1,398	10,236	1,450	-	54	-	-	-	13,144
Ending balance: collectively
evaluated for impairment	$80,003	257,005	13,807	361,724	58,856	94,322	633	11,511	-	877,861

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2020:
Allowance for loan losses:
Beginning balance	$694	1,274	1,073	1,305	120	688	-	138	1,388	6,680
Charge-offs	(5)	(65)	-	(7)	-	(109)	-	(343)	-	(529)
Recoveries	2	59	-	45	-	27	-	148	-	281
Provision	573	482	(11)	751	(4)	355	-	254	1,060	3,460
Ending balance	$1,264	1,750	1,062	2,094	116	961	-	197	2,448	9,892

Three months ended September 30, 2020:
Allowance for loan losses:
Beginning balance	$1,531	1,813	1,114	2,051	115	980	-	162	1,667	9,433
Charge-offs	-	(65)	-	-	-	-	-	(87)	-	(152)
Recoveries	-	34	-	11	-	2	-	42	-	89
Provision	(267)	(32)	(52)	32	1	(21)	-	80	781	522
Ending balance	$1,264	1,750	1,062	2,094	116	961	-	197	2,448	9,892

Allowance for loan losses at September 30, 2020:
Ending balance: individually
evaluated for impairment	$2	4	859	11	-	-	-	-	-	876
Ending balance: collectively
evaluated for impairment	1,262	1,746	203	2,083	116	961	-	197	2,448	9,016
Ending balance	$1,264	1,750	1,062	2,094	116	961	-	197	2,448	9,892

Loans at September 30, 2020:
Ending balance	$96,866	272,246	28,099	318,596	49,584	182,862	851	21,128	-	970,232

Ending balance: individually
evaluated for impairment	$8	1,582	11,630	1,685	-	255	-	-	-	15,160
Ending balance: collectively
evaluated for impairment	$96,858	270,664	16,469	316,911	49,584	182,607	851	21,128	-	955,072

The provision for loan losses for the three months ended September 30, 2021 was a recovery of $182,000, compared to a provision of $522,000 for the three months ended September 30, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves in the general reserve pool. At September 30, 2021, there were no loans with existing modifications as a result of the COVID-19 pandemic. At December 31, 2020, the balance of loans with existing modifications as a result of the COVID-19 pandemic was $18.3 million. The Company continues to track all loans that are currently modified or have been modified as a result of the COVID-19 pandemic. The loan balances associated with COVID-19 pandemic related modifications have been grouped into their own pool within the Company’s Allowance for Loan and Lease Losses (“ALLL”) model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. All loans modified as a result of the COVID-19 pandemic, totaling $100.9 million at September 30, 2021, have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that were once modified. At December 31, 2020, the balance for all loans that were then currently modified or previously modified but returned to their original terms was $119.6 million. The $18.7 million decrease from December 31, 2020 to September 30, 2021 in the balance of currently or previously modified loans that had returned to their original terms is primarily due to loans paid off during the nine months ended September 30, 2021. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

The provision for loan losses for the nine months ended September 30, 2021 was a recovery of $863,000, compared to a provision of $3.5 million for the nine months ended September 30, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves due to a net decrease in the volume of loans in the general reserve pool.

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2021 and December 31, 2020:

September 30, 2021
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	7,380	-	-	-	382	-	613	-	8,375
2- High Quality	8,982	104,288	-	35,384	19	17,846	-	1,979	1,413	169,911
3- Good Quality	67,245	124,534	9,028	283,657	55,335	69,324	621	3,415	3,777	616,936
4- Management Attention	3,626	16,239	10,878	33,620	2,841	5,122	12	290	-	72,628
5- Watch	82	2,904	1,722	9,802	552	1,644	-	1	-	16,707
6- Substandard	74	3,058	2,415	711	109	58	-	23	-	6,448
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$80,009	258,403	24,043	363,174	58,856	94,376	633	6,321	5,190	891,005

December 31, 2020
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$228	9,867	-	-	-	406	-	678	-	11,179
2- High Quality	9,092	121,331	-	40,569	22	19,187	-	2,237	1,563	194,001
3- Good Quality	76,897	115,109	10,170	241,273	44,890	128,727	832	3,826	1,477	623,201
4- Management Attention	4,917	20,012	12,312	39,370	3,274	11,571	23	336	708	92,523
5- Watch	2,906	2,947	1,901	10,871	694	1,583	-	6	-	20,908
6- Substandard	84	3,059	2,500	888	-	266	-	30	-	6,827
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$94,124	272,325	26,883	332,971	48,880	161,740	855	7,113	3,748	948,639

Past due TDR loans and non-accrual TDR loans totaled $1.6 million and $3.8 million at September 30, 2021 and December 31, 2020, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at September 30, 2021 and December 31, 2020.

There were no new TDR modifications during the three and nine months ended September 30, 2021 and 2020.

There were no loans modified as TDR that defaulted during the nine months ended September 30, 2021 and 2020, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. A second round of PPP funding, signed into law by President Trump on April 24, 2020, provided $320 billion additional funding for the PPP. The Bank is participating as a lender in the PPP. Total PPP loans originated as of September 30, 2021 amounted to $128.1 million. The outstanding balance of PPP loans was $25.6 million and $75.8 million at September 30, 2021 and December 31, 2020, respectively. The Bank has received $5.7 million in fees from the SBA for PPP loans originated as of September 30, 2021. The Bank recognized $3.0 million and $1.4 million PPP loan fee income for the nine months ended September 30, 2021 and the year ended December 31, 2020 respectively. PPP loan fee income recognized for the three months ended September 30, 2021 was $489,000. PPP loan fee income recognized for the three and nine months ended September 30, 2020 was $361,000.

(4)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2021 and 2020 is as follows:

For the three months ended September 30, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,390	5,544,596	$0.61
Effect of dilutive securities:
Restricted stock units	-	14,690
Shares held in deferred comp plan		159,797
Diluted earnings per share	$3,390	5,719,083	$0.59

For the nine months ended September 30, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$12,126	5,601,879	$2.16
Effect of dilutive securities:
Restricted stock units	-	13,190
Shares held in deferred comp plan		158,039
Diluted earnings per share	$12,126	5,773,108	$2.10

For the three months ended September 30, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,509	5,634,964	$0.80
Effect of dilutive securities:
Restricted stock units	-	15,299
Shares held in deferred comp plan	-	151,658
Diluted earnings per share	$4,509	5,801,921	$0.78

For the nine months ended September 30, 2020
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$9,437	5,665,294	$1.67
Effect of dilutive securities:
Restricted stock units	-	13,960
Shares held in deferred comp plan	-	149,163
Diluted earnings per share	$9,437	5,828,417	$1.62

(5)	Stock-Based Compensation

The Company has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2009 (the “2009 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. The 2009 Plan expired on May 7, 2019 but still governs the rights and obligations of the parties for grants made thereunder. As of September 30, 2021, there were no outstanding shares reserved for possible issuance under the 2009 Plan.

The Company granted 16,583 restricted stock units under the 2009 Plan at a grant date fair value of $16.34 per share during the first quarter of 2015. The Company granted 5,544 restricted stock units under the 2009 Plan at a grant date fair value of $16.91 per share during the first quarter of 2016. The Company granted 4,114 restricted stock units under the 2009 Plan at a grant date fair value of $25.00 per share during the first quarter of 2017. The Company granted 3,725 restricted stock units under the 2009 Plan at a grant date fair value of $31.43 per share during the first quarter of 2018. The Company granted 5,290 restricted stock units under the 2009 Plan at a grant date fair value of $28.43 per share during the first quarter of 2019. The number of restricted stock units granted and grant date fair values for the restricted stock units granted in 2015 through 2017 have been restated to reflect the 10% stock dividend that was paid in the fourth quarter of 2017. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for the 2015, 2016, 2017, 2018 and 2019 grants). The amount of expense recorded each period reflects the changes in the Company’s stock price during such period. As of September 30, 2021, the total unrecognized compensation expense related to the restricted stock unit grants under the 2009 Plan was $57,000.

The Company also has an Omnibus Stock Ownership and Long Term Incentive Plan that was approved by shareholders on May 7, 2020 (the “2020 Plan”) whereby certain stock-based rights, such as stock options, restricted stock, restricted stock units, performance units, stock appreciation rights or book value shares, may be granted to eligible directors and employees. A total of 300,000 shares were reserved for possible issuance under the 2020 Plan when it was adopted. As of September 30, 2021, a total of 285,075 shares out of the initial 300,000 shares reserved remain available for future issuance under the 2020 Plan. All stock-based rights under the 2020 Plan must be granted or awarded by May 7, 2030 (or ten years from the 2020 Plan effective date).

The Company granted 7,635 restricted stock units under the 2020 Plan at a grant date fair value of $17.08 per share during the second quarter of 2020. The Company granted 7,290 restricted stock units under the 2020 Plan at a grant date fair value of $22.04 per share during the first quarter of 2021. The Company recognizes compensation expense on the restricted stock units over the period of time the restrictions are in place (four years from the grant date for 2020 and 2021 grants). As of September 30, 2021, the total unrecognized compensation expense related to the restricted stock unit grants under the 2020 Plan was $312,000.

The Company recognized compensation expense for restricted stock unit awards granted under the 2009 Plan and 2020 Plan of $166,000 for the nine months ended September 30, 2021. The Company recognized a $73,000 credit to compensation expense for restricted stock unit awards granted under the 2009 Plan and 2020 Plan for the nine months ended September 30, 2020 due to a reduction in the Company’s stock price from $32.85 per share at December 31, 2019, compared to $15.43 per share at September 30, 2020.

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

Mutual Funds

For mutual funds held in the deferred compensation trust, the carrying value is a reasonable estimate of fair value. Mutual funds held in the deferred compensation trust are included in other assets on the balance sheet and reported in the Level 2 fair value category.

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

The tables below present the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)
	September 30, 2021
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U. S Treasuries	$7,990	-	$7,990	-
U.S. Government
sponsored enterprises	14,677	-	14,677	-
Mortgage-backed securities	223,305	-	223,305	-
State and political subdivisions	156,933	-	156,933	-

(Dollars in thousands)
	December 31, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Government
sponsored enterprises	$7,507	-	7,507	-
Mortgage-backed securities	145,314	-	145,314	-
State and political subdivisions	92,428	-	92,428	-

The tables below present the balance of mutual funds held in the deferred compensation trust, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)
	September 30, 2021
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mutual funds held in deferred compensation trust	$1,514	-	1,514	-

(Dollars in thousands)
	December 31, 2020
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mutual funds held in deferred compensation trust	$1,320	-	1,320	-

The fair value measurements for mortgage loans held for sale, impaired loans and other real estate on a non-recurring basis at September 30, 2021 and December 31, 2020 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2021	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$9,086	-	-	9,086
Impaired loans	17,417	-	-	17,417

(Dollars in thousands)
	Fair Value Measurements December 31, 2020	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$9,139	-	-	9,139
Impaired loans	20,369	-	-	20,369
Other real estate	128	-	-	128

(Dollars in thousands)
	Fair Value September 30, 2021	Fair Value December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$9,086	9,139	Rate lock commitment	N/A	N/A
Impaired loans	17,417	20,369	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0-25%
Other real estate	-	128	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0-25%

The carrying amount and estimated fair value of financial instruments at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$263,308	263,308	-	-	263,308
Investment securities available for sale	402,905	-	402,905	-	402,905
Other investments	3,725	-	-	3,725	3,725
Mortgage loans held for sale	9,086	-	-	9,086	9,086
Loans, net	882,042	-	-	862,462	862,462
Mutual funds held in deferred
compensation trust	1,514	-	1,514	-	1,514

Liabilities:
Deposits	$1,409,965	-	-	1,407,770	1,407,770
Securities sold under agreements
to repurchase	32,332	-	32,332	-	32,332
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$161,580	161,580	-	-	161,580
Investment securities available for sale	245,249	-	245,249	-	245,249
Other investments	4,155	-	-	4,155	4,155
Mortgage loans held for sale	9,139	-	-	9,139	9,139
Loans, net	938,731	-	-	924,845	924,845
Mutual funds held in deferred
compensation trust	1,320	-	1,320	-	1,320

Liabilities:
Deposits	$1,221,086	-	-	1,216,503	1,216,503
Securities sold under agreements
to repurchase	26,201	-	26,201	-	26,201
Junior subordinated debentures	15,464	-	15,464	-	15,464

(7)	Leases

As of September 30, 2021, the Company had operating right of use assets and operating lease liabilities of $2.9 million. The Company maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. As allowed by ASU 2016-02, leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of September 30, 2021 and 2020.

(Dollars in thousands)
	September 30, 2021	September 30, 2020

Operating lease cost	$538	$675

Other information:
Cash paid for amounts included in the measurement of lease liabilities	520	659
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	952	450
Weighted-average remaining lease term - operating leases	6.72	7.36
Weighted-average discount rate - operating leases	2.71%	2.97%

The following table presents lease maturities as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	September 30, 2021	December 31, 2020

2021	$181	$754
2022	555	588
2023	544	567
2024	489	489
2025	433	433
Thereafter	1,041	1,041
Total	3,243	3,872
Less: Imputed Interest	(321)	(401)
Operating Lease Liability	$2,922	$3,471

(8)	Subsequent Events

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

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in North Carolina where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. In North Carolina, schools closed for the remainder of the 2019-2020 academic year, businesses were ordered to temporarily close or reduce their business operations to accommodate social distancing and shelter in place requirements, non-critical healthcare services were significantly curtailed and unemployment levels rose. Since the initial shut down in March 2020, phased reopening plans began in mid-May of 2020 and continued through mid-May of 2021 subject to public health guidelines, restrictions and limitations on capacity. In mid-May 2021, as the number of COVID-19 cases decreased and COVID-19 vaccinations increased and new guidance was issued by the Center for Disease Control for fully vaccinated individuals, the COVID-19 restrictions were primarily lifted in North Carolina allowing businesses to operate in a manner in which they operated prior to the COVID-19 pandemic. In mid-July 2021, despite vaccinations being readily available to all individuals living in North Carolina over the age of 12, COVID-19 vaccinations rates slowed and the number of COVID-19 cases started to rise and continued to rise through September 2021. During that time frame, several local communities re-instated mask requirements and strongly encouraged North Carolinians to get vaccinated, while some companies and government agencies adopted policies and procedures regarding vaccination and regular COVID-19 testing. Since mid-October 2021, COVID-19 cases have started to decrease. We are unable to predict if COVID-19 cases will continue to decrease, if additional policies, procedures, restrictions, limitations and mandates will be implemented requiring employees to be vaccinated and/or be subject to regular COVID-19 testing and the impact that the foregoing will have on businesses, including the business of the Company and its customers.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.

•	On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the PPP loan program, subject to numerous limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $320 billion in funding for PPP loans was authorized. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act reopened and expanded the PPP loan program. The changes to the PPP loan program allowed new borrowers to apply for a loan under the original PPP loan program and the creation of an additional PPP loan for eligible borrowers. The Economic Aid Act also revised certain PPP requirements, including aspects of loan forgiveness on existing PPP loans. Under the Economic Aid Act, the PPP loan program was set to expire on March 31, 2021; however, the PPP Extension Act which was signed into law on March 30, 2021 extended the PPP loan program until May 31, 2021. The Bank participated as a lender in the PPP loan program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDR loans for a limited period of time to account for the effects of COVID-19. See Note 3 of the financial statements for additional disclosure of loan modifications as of September 30, 2021.

•	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the financial statements for additional disclosure of loan modifications as of September 30, 2021.

•	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility makes short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion. The Bank did not participate in the MSELF or MSNLF.

•	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, issued a stream of guidance in response to the COVID-19 pandemic and taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regular institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP loan program and the Federal Reserve's PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

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

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	On March 13, 2020 we enacted our Pandemic Plan. We used available physical resources to achieve appropriate social distancing protocols in all facilities; in addition, we established mandatory remote work through June 30, 2021 to isolate certain personnel essential to critical business continuity operations. We also expanded and tested remote access for the core banking system, funds transfer and loan operations.

•	We are actively working with loan customers to evaluate prudent loan modification terms.

•	We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

•	We were a participating lender in the PPP loan program. We believed it was our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities.

•	On March 19, 2020, we restricted branch customer activity to drive-up and appointment only services. Branch lobbies were reopened on May 20, 2020. One small branch located in an assisted living facility was permanently closed effective December 31, 2020 due to limited lobby space and COVID-19 restrictions. All business functions continue to be operational. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. While the majority of employees are now working on-site, some employees whose job responsibilities can be effectively carried out remotely continue to work from home. Employees working on-site are observing current public health guidelines. Effective August 19, 2021, the Company implemented mask requirements for employees.

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

Results of Operations

Summary. Net earnings were $3.4 million or $0.61 basic net earnings per share and $0.59 diluted net earnings per share for the three months ended September 30, 2021, as compared to $4.5 million or $0.80 basic net earnings per share and $0.78 diluted net earnings per share for the same period one year ago. The decrease in third quarter net earnings is primarily the result of a decrease in net interest income, a decrease in non-interest income and an increase in non-interest expense, which were partially offset by a decrease in the provision for loan losses during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, as discussed below.

The annualized return on average assets was 0.83% for the three months ended September 30, 2021, compared to 1.25% for the same period one year ago, and annualized return on average shareholders’ equity was 9.30% for the three months ended September 30, 2021, compared to 12.81% for the same period one year ago.

Year-to-date net earnings as of September 30, 2021 were $12.1 million or $2.16 basic net earnings per share and $2.10 diluted net earnings per share for the nine months ended September 30, 2021, as compared to $9.4 million or $1.67 basic net earnings per share and $1.62 diluted net earnings per share for the same period one year ago. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, which were partially offset by an increase in non-interest expense during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, as discussed below.

The annualized return on average assets was 1.05% for the nine months ended September 30, 2021, compared to 0.95% for the same period one year ago, and annualized return on average shareholders’ equity was 11.04% for the nine months ended September 30, 2021, compared to 8.99% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net earnings, was $10.6 million for the three months ended September 30, 2021, compared to $10.9 million for the three months ended September 30, 2020. The decrease in net interest income is due to a $447,000 decrease in interest income, which was partially offset by a $81,000 decrease in interest expense. The decrease in interest income is primarily due to a $700,000 decrease in interest income and fees on loans, which was partially offset by an increase in interest income on investment securities. The decrease in interest income and fees on loans is primarily due to a decrease in total loans. The increase in interest income on investment securities is primarily due to additional securities purchases due to an increase in excess cash. The decrease in interest expense is primarily due to a decrease in Federal Home Loan Bank (“FHLB”) borrowings and a reduction in rates paid on time deposits, partially offset by an increase in interest bearing demand, Money Market and savings deposits.

Interest income was $11.4 million for the three months ended September 30, 2021, compared to $11.9 million for the three months ended September 30, 2020. The decrease in interest income is primarily due to a $700,000 decrease in interest income and fees on loans, which was partially offset by an increase in interest income on investment securities. The decrease in interest income and fees on loans is primarily due to a decrease in total loans. During the three months ended September 30, 2021, average loans decreased $81.0 million to $889.5 million from $970.5 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, average investment securities available for sale increased $178.7 million to $378.8 million from $200.1 million for the three months ended September 30, 2020. The average yield on loans for the three months ended September 30, 2021 and 2020 was 4.37% and 4.31%, respectively. The average yield on investment securities available for sale was 1.70% and 2.82% for the three months ended September 30, 2021 and 2020, respectively. The average yield on earning assets was 2.98% and 3.56% for the three months ended September 30, 2021 and 2020, respectively.

Interest expense was $861,000 for the three months ended September 30, 2021, compared to $942,000 for the three months ended September 30, 2020. The decrease in interest expense is primarily due to a decrease in Federal Home Loan Bank (“FHLB”) borrowings and a reduction in rates paid on time deposits, which was partially offset by an increase in interest bearing demand, Money Market and savings deposits. During the three months ended September 30, 2021, average interest-bearing non-maturity deposits increased $180.9 million to $788.0 million from $607.1 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, average certificates of deposit increased $928,000 to $103.8 million from $102.9 million for the three months ended September 30, 2020. Average FHLB borrowings decreased $70.0 million to zero for the three months ended September 30, 2021 from $70.0 million for the three months ended September 30, 2020. The average rate paid on interest-bearing checking and savings accounts was 0.29% and 0.32% for the three months ended September 30, 2021 and 2020, respectively. The average rate paid on certificates of deposit was 0.68% for the three months ended September 30, 2021, compared to 0.86% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.36% for the three months ended September 30, 2021, compared to 0.45% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2021 and 2020. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended September 30, 2021 and 2020 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$889,455	9,807	4.37%	$970,529	10,507	4.31%
Investments - taxable	227,026	657	1.15%	88,823	484	2.17%
Investments - nontaxable*	155,986	972	2.47%	118,920	985	3.30%
Federal funds sold	-	-	0.00%	135,548	33	0.10%
Other	262,205	89	0.13%	29,503	21	0.28%

Total interest-earning assets	1,534,672	11,525	2.98%	1,343,323	12,030	3.56%

Non-interest earning assets:
Cash and due from banks	29,644			34,906
Allowance for loan losses	(9,313)			(9,399)
Other assets	64,439			69,408

Total assets	$1,619,442			$1,438,238

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$787,985	577	0.29%	$607,111	482	0.32%
Time deposits	103,828	181	0.69%	102,900	223	0.86%
FHLB borrowings	-	-	0.00%	70,000	103	0.59%
Trust preferred securities	15,464	69	1.77%	15,464	76	1.96%
Other	29,595	34	0.46%	32,440	58	0.71%

Total interest-bearing liabilities	936,872	861	0.36%	827,915	942	0.45%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	528,481			460,615
Other liabilities	9,439			9,701
Shareholders' equity	144,650			140,007

Total liabilities and shareholders' equity	$1,619,442			$1,438,238

Net interest spread		$10,664	2.62%		$11,088	3.11%

Net yield on interest-earning assets			2.76%			3.28%

Taxable equivalent adjustment
Investment securities		$104			$162

Net interest income		$10,560			$10,926

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $14.9 million in 2021 and $17.3 million in 2020. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2021 and 2020.

Year-to-date net interest income as of September 30, 2021 was $33.3 million, compared to $32.9 million for the same period one year ago. The increase in net interest income is due to a $104,000 increase in interest income and a $377,000 decrease in interest expense. The increase in interest income was primarily due to a $107,000 increase in interest income and fees on loans, which was primarily due to an increase in fee income on SBA PPP loans, which was partially offset by a decrease in interest income on loans primarily due to a decrease in total loans. Fee income on SBA PPP loans totaled $3.0 million during the nine months ended September 30, 2021, compared to $361,000 for the same period one year ago. The decrease in interest expense was primarily due to a decrease in rates paid on interest-bearing liabilities and a decrease in FHLB borrowings.

Interest income was $35.9 million for the nine months ended September 30, 2021, compared to $35.8 million for the nine months ended September 30, 2020. The increase in interest income was primarily due to a $107,000 increase in interest income and fees on loans, which was primarily due to an increase in fee income on SBA PPP loans, which was partially offset by a decrease in interest income on loans primarily due to a decrease in total loans. During the nine months ended September 30, 2021, average loans increased $9.2 million to $917.5 million from $926.7 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, average investment securities available for sale increased $135.3 million to $330.0 million from $194.7 million for the nine months ended September 30, 2020. The average yield on loans for the nine months ended September 30, 2021 and 2020 was 4.59% and 4.52%, respectively. The average yield on investment securities available for sale was 1.81% and 3.02% for the nine months ended September 30, 2021 and 2020, respectively. The average yield on earning assets was 3.31% and 3.92% for the nine months ended September 30, 2021 and 2020, respectively.

Interest expense was $2.5 million for the nine months ended September 30, 2021, compared to $2.9 million for the nine months ended September 30, 2020. The decrease in interest expense was primarily due to a decrease in rates paid on interest-bearing liabilities and a decrease in FHLB borrowings. During the nine months ended September 30, 2021, average interest-bearing non-maturity deposits increased $165.7 million to $732.0 million from $556.3 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, average certificates of deposit increased $3.2 million to $106.2 million from $103.0 million for the nine months ended September 30, 2020. Average FHLB borrowings decreased $61.3 million to zero for the nine months ended September 30, 2021 from $61.3 million for the nine months ended September 30, 2020. The average rate paid on interest-bearing checking and savings accounts was 0.30% and 0.34% for the nine months ended September 30, 2021 and 2020, respectively. The average rate paid on certificates of deposit was 0.74% for the nine months ended September 30, 2021, compared to 0.94% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.38% for the nine months ended September 30, 2021, compared to 0.50% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2021 and 2020. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2021 and 2020 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$917,473	31,474	4.59%	$926,663	31,367	4.52%
Investments - taxable	199,395	1,847	1.24%	85,887	1,664	2.59%
Investments - nontaxable*	134,893	2,714	2.69%	116,113	2,930	3.37%
Federal funds sold	-	-	0.00%	80,379	178	0.30%
Other	210,855	172	0.11%	26,618	103	0.52%

Total interest-earning assets	1,462,616	36,207	3.31%	1,235,660	36,242	3.92%

Non-interest earning assets:
Cash and due from banks	30,652			36,372
Allowance for loan losses	(9,602)			(8,059)
Other assets	63,739			68,276

Total assets	$1,547,405			$1,332,249

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$732,045	1,617	0.30%	$566,348	1,455	0.34%
Time deposits	106,158	584	0.74%	103,047	725	0.94%
FHLB borrowings	-	-	0.00%	61,314	270	0.59%
Trust preferred securities	15,464	211	1.82%	15,483	296	2.55%
Other	29,095	106	0.49%	28,086	149	0.71%

Total interest-bearing liabilities	882,762	2,518	0.38%	774,278	2,895	0.50%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	515,433			413,693
Other liabilities	2,298			4,087
Shareholders' equity	146,912			140,191

Total liabilities and shareholders' equity	$1,547,405			$1,332,249

Net interest spread		$33,689	2.93%		$33,347	3.42%

Net yield on interest-earning assets			3.08%			3.60%

Taxable equivalent adjustment
Investment securities		$347			$486

Net interest income		$33,342			$32,861

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $12.1 million in 2021 and $23.1 million in 2020.    A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2021 and 2020.

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

	Three months ended September 30, 2021 compared to three months ended September 30, 2020			Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(886)	186	(700)	(313)	420	107
Investments - taxable	577	(404)	173	1,625	(1,442)	183
Investments - nontaxable	269	(282)	(13)	426	(642)	(216)
Federal funds sold	(16)	(17)	(33)	(89)	(89)	(178)
Other	122	(54)	68	436	(367)	69
Total interest income	66	(571)	(505)	2,085	(2,120)	(35)

Interest expense:
Interest-bearing demand, MMDA
& savings deposits	138	(43)	95	396	(234)	162
Time deposits	2	(44)	(42)	20	(161)	(141)
FHLB borrowings	(51)	(52)	(103)	(135)	(135)	(270)
Trust preferred securities	-	(7)	(7)	-	(85)	(85)
Other	(4)	(20)	(24)	5	(48)	(43)
Total interest expense	85	(166)	(81)	286	(663)	(377)
Net interest income	$(19)	(405)	(424)	1,799	(1,457)	342

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2021 was a recovery of $182,000, compared to a provision of $522,000 for the three months ended September 30, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves in the general reserve pool. At September 30, 2021, there were no loans with existing modifications as a result of the COVID-19 pandemic. At December 31, 2020, the balance of loans with existing modifications as a result of the COVID-19 pandemic was $18.3 million. The Company continues to track all loans that are currently modified or have been modified as a result of the COVID-19 pandemic. The loan balances associated with COVID-19 pandemic related modifications have been grouped into their own pool within the Company’s Allowance for Loan and Lease Losses (“ALLL”) model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. All loans modified as a result of the COVID-19 pandemic, totaling $100.9 million at September 30, 2021, have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that were once modified. At December 31, 2020, the balance for all loans that were then currently modified or previously modified but returned to their original terms was $119.6 million. The $18.7 million decrease from December 31, 2020 to September 30, 2021 in the balance of currently or previously modified loans that had returned to their original terms is primarily due to loans paid off during the nine months ended September 30, 2021. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

The provision for loan losses for the nine months ended September 30, 2021 was a recovery of $863,000, compared to a provision of $3.5 million for the nine months ended September 30, 2020. The decrease in the provision for loan losses is primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves due to a net decrease in the volume of loans in the general reserve pool.

Non-Interest Income. Total non-interest income was $6.0 million for the three months ended September 30, 2021, compared to $7.1 million for the three months ended September 30, 2020. The decrease in non-interest income is primarily attributable to a $1.7 million decrease in gains on sale of securities.

Non-interest income was $18.0 million for the nine months ended September 30, 2021, compared to $17.0 million for the nine months ended September 30, 2020. The increase in non-interest income is primarily attributable to a $474,000 increase in mortgage banking income due to an increase in mortgage loan volume, a $820,000 increase in appraisal management fee income due to an increase in the volume of appraisals and a $1.4 million increase in miscellaneous non-interest income primarily due to an increase in debit card income resulting from increased debit card activity and an increase in income on Small Business Investment Company (“SBIC”) investments. These increases in non-interest income were partially offset by a $2.1 million decrease in gains on sale of securities.

Non-Interest Expense. Total non-interest expense was $12.6 million for the three months ended September 30, 2021, compared to $11.9 million for the three months ended September 30, 2020. The increase in non-interest expense was primarily attributable to a $317,000 increase in salaries and employee benefits expense primarily due to increases in incentive compensation and restricted stock expense and a $208,000 increase in professional fees.

Non-interest expense was $37.0 million for the nine months ended September 30, 2021, compared to $34.8 million for the nine months ended September 30, 2020. The increase in non-interest expense was primarily attributable to a $907,000 increase in salaries and employee benefits expense primarily due to increases in insurance costs and incentive compensation and a $801,000 increase in appraisal management fee expense due to an increase in the volume of appraisals.

Income Taxes. Income tax expense was $824,000 for the three months ended September 30, 2021, compared to $1.1 million for the three months ended September 30, 2020. The effective tax rate was 19.55% for the three months ended September 30, 2021, compared to 19.80% for the three months ended September 30, 2020. Income tax expense was $3.1 million for the nine months ended September 30, 2021, compared to $2.1 million for the nine months ended September 30, 2020. The effective tax rate was 20.17% for the nine months ended September 30, 2021, compared to 18.31% for the nine months ended September 30, 2020. The increase in the year to date effective tax rate is primarily due to a reduction in non-taxable investments combined with an increase in earnings before income taxes.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $402.9 million at September 30, 2021, compared to $245.2 million at December 31, 2020. The increase in available for sale securities is primarily due to additional securities purchases due to an increase in excess cash. Average investment securities available for sale for the nine months ended September 30, 2021 were $378.8 million, compared to $200.8 million for the year ended December 31, 2020.

Loans. At September 30, 2021, loans were $891.0 million, compared to $948.6 million at December 31, 2020. The decrease in loans is primarily due to a $50.2 million decrease in PPP loans due to PPP loans being forgiven by the SBA during the nine months ended September 30, 2021 and a $37.2 million decrease in commercial loans due to loan payoffs during the nine months ended September 30, 2021. The Company had $25.6 million and $75.8 million in PPP loans at September 30, 2021 and December 31, 2020, respectively. Average loans represented 63% and 74% of average earning assets for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

The Company had $9.1 million in mortgage loans held for sale as of September 30, 2021 and December 31, 2020.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2021, the Company had $87.5 million in residential mortgage loans, $86.5 million in home equity loans and $526.9 million in commercial mortgage loans, which include $416.8 million secured by commercial property and $110.1 million secured by residential property. Residential mortgage loans at September 30, 2021 include $24.5 million in non-traditional mortgage loans from the former Banco division of the Bank. At December 31, 2020, the Company had $104.2 million in residential mortgage loans, $96.6 million in home equity loans and $476.7 million in commercial mortgage loans, which include $375.0 million secured by commercial property and $101.7 million secured by residential property. Residential mortgage loans at December 31, 2020 include $26.9 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

The Company had $80.0 million and $94.1 million in construction and land development loans at September 30, 2021 and December 31, 2020, respectively. The following tables present a breakout of these loans.

September 30, 2021
(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	35	$7,014	$-
Land acquisition and development - residential purposes	151	20,089	-
1 to 4 family residential construction	96	18,493	-
Commercial construction	40	34,413	-
Total construction and land development	322	$80,009	$-

December 31, 2020
(Dollars in thousands)
	Number of Loans	Balance Outstanding	Non-accrual Balance
Land acquisition and development - commercial purposes	36	$7,509	$-
Land acquisition and development - residential purposes	161	20,444	-
1 to 4 family residential construction	93	18,897	-
Commercial construction	32	47,274	-
Total construction and land development	322	$94,124	$-

Past due TDR loans and non-accrual TDR loans totaled $1.6 million and $3.8 million at September 30, 2021 and December 31, 2020, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at September 30, 2021 and December 31, 2020.

There were no new TDR modifications during the three and nine months ended September 30, 2021 and 2020.

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

The general allowance reflects reserves established under GAAP for collective loan impairment. These reserves are based upon historical net charge-offs using the greater of the last two, three, four, or five years’ loss experience. This charge-off experience may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves. Qualitative factors applied in the Bank’s ALLL model include the impact to the economy from the COVID-19 pandemic and reserves on loans with payment modifications as a result of the COVID-19 pandemic. At September 30, 2021, there were no loans with existing modifications as a result of the COVID-19 pandemic. At December 31, 2020, the balance of loans with existing modifications as a result of the COVID-19 pandemic was $18.3 million. The Company continues to track all loans that are currently modified or have been modified as a result of the COVID-19 pandemic. The loan balances associated with COVID-19 pandemic related modifications have been grouped into their own pool within the Company’s ALLL model as they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. All loans modified as a result of the COVID-19 pandemic, totaling $100.9 million at September 30, 2021, have returned to their original terms; however, the effects of stimulus in the current environment are still unknown, and additional losses may be present in loans that were once modified.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

	Percentage of Loans
	By Risk Grade
Risk Grade	9/30/2021	9/30/2020
Risk Grade 1 (Excellent Quality)	0.94%	1.12%
Risk Grade 2 (High Quality)	19.07%	20.96%
Risk Grade 3 (Good Quality)	69.24%	65.36%
Risk Grade 4 (Management Attention)	8.15%	9.93%
Risk Grade 5 (Watch)	1.88%	1.91%
Risk Grade 6 (Substandard)	0.72%	0.72%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2021, including non-accrual loans, there were three relationships exceeding $1.0 million in the Watch risk grade, which totaled $8.1 million. There were no relationships exceeding $1.0 million in the Substandard risk grade.

Non-performing Assets. Non-performing assets totaled $2.7 million at September 30, 2021 or 0.17% of total assets, compared to $3.9 million or 0.27% of total assets at December 31, 2020. Non-accrual loans were $2.7 million at September 30, 2021 and $3.8 million at December 31, 2020. As a percentage of total loans outstanding, non-accrual loans were 0.30% at September 30, 2021, compared to 0.40% at December 31, 2020. Non-performing assets include $2.6 million in commercial and residential mortgage loans and $59,000 in other loans at September 30, 2021, compared to $3.5 million in commercial and residential mortgage loans, $226,000 in other loans and $128,000 in other real estate owned at December 31, 2020. The Bank had no loans 90 days past due and still accruing at September 30, 2021 and December 31, 2020. The Bank had no other real estate owned at September 30, 2021.

Deposits. Total deposits at September 30, 2021 were $1.4 billion compared to $1.2 billion at December 31, 2020. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $1.4 billion at September 30, 2021, compared to $1.2 billion at December 31, 2020.

Borrowed Funds. There were no FHLB borrowings outstanding at September 30, 2021 and December 31, 2020.

Securities sold under agreements to repurchase were $32.3 million at September 30, 2021, compared to $26.2 million at December 31, 2020.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at September 30, 2021 and December 31, 2020.

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

The Company has no financial instruments tied to LIBOR other than the trust preferred securities issued by PEBK Trust II, which are tied to three-month LIBOR. The one-week and two-month U.S. dollar-denominated (USD) LIBOR rates will retire on December 31, 2021. The overnight, one-month, three-month, nine-month, and 12-month USD LIBOR rates will continue to be published through June 30, 2023.

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

The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee (“ALCO”). ALCO meets quarterly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company. ALCO tries to minimize interest rate risk between interest-earning assets and interest-bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements. The ability to control these fluctuations has a direct impact on the profitability of the Company. Management monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2021 totaled $1.5 billion, exceeding average rate sensitive liabilities of $936.9 million by $597.8 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of September 30, 2021.

Included in the rate sensitive assets are $203.1 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At September 30, 2021, the Company had $126.9 million in loans with interest rate floors. The floors were in effect on $100.9 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.81% higher than the indexed rate on the promissory notes without interest rate floors.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2021, such unfunded commitments to extend credit were $300.0 million, while commitments in the form of standby letters of credit totaled $5.1 million. As of December 31, 2020, such unfunded commitments to extend credit were $299.0 million, while commitments in the form of standby letters of credit totaled $4.7 million.

The Company uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Company considers these to be a stable portion of the Company’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2021, the Company’s core deposits totaled $1.4 billion, or 98.13% of total deposits. As of December 31, 2020, the Company’s core deposits totaled $1.2 billion, or 97.89% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Company’s policies include the ability to access wholesale funding of up to 40% of total assets. The Company’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Company’s ratio of wholesale funding to total assets was 0.69% and 0.88% as of September 30, 2021 and December 31, 2020, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at September 30, 2021 and December 31, 2020. At September 30, 2021, the carrying value of loans pledged as collateral to the FHLB totaled $140.0 million compared to $165.1 million at December 31, 2020. The remaining availability under the line of credit with the FHLB was $94.6 million at September 30, 2021 compared to $111.4 million at December 31, 2020. The Bank had no borrowings from the FRB at September 30, 2021 or December 31, 2020. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2021, the carrying value of loans pledged as collateral to the FRB totaled $478.3 million compared to $469.5 million at December 31, 2020. Availability under the line of credit with the FRB was $348.7 million and $340.0 million at September 30, 2021 and December 31, 2020, respectively.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2021.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 42.42% at September 30, 2021 and 28.12% at December 31, 2020. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2021 and December 31, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of September 30, 2021 and December 31, 2020 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Contractual Cash Obligations
Junior subordinated debentures	$15,464	15,464
Operating lease obligations	2,997	3,083
Total	$18,461	18,547
Other Commitments
Commitments to extend credit	$299,972	299,039
Standby letters of credit and financial guarantees written	5,055	4,745
SBIC investments	2,472	2,658
Income tax credits	101	184
Total	$307,600	306,626

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

Capital Resources. Shareholders’ equity was $143.5 million, or 8.88% of total assets, at September 30, 2021, compared to $139.9 million, or 9.88% of total assets, at December 31, 2020.

Annualized return on average equity for the nine months ended September 30, 2021 was 9.30%, compared to 12.81% for the nine months ended September 30, 2020. Total cash dividends paid on common stock were $2.8 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The Board of Directors, at its discretion, can issue shares of preferred stock up to a maximum of 5,000,000 shares. The Board is authorized to determine the number of shares, voting powers, designations, preferences, limitations and relative rights. The Board of Directors does not currently anticipate issuing any additional series of preferred stock.

In February of 2021, the Company’s Board of Directors authorized a stock repurchase program, whereby up to $4.0 million will be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $3.6 million, or 127,597 shares of its common stock, under this stock repurchase program as of September 30, 2021.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at September 30, 2021 and December 31, 2020. The Company’s Tier 1 capital ratio was 15.30% and 15.07% at September 30, 2021 and December 31, 2020, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 16.19% and 16.07% at September 30, 2021 and December 31, 2020, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.82% and 13.56% at September 30, 2021 and December 31, 2020, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 9.61% and 10.24% at September 30, 2021 and December 31, 2020, respectively.

The Bank’s Tier 1 risk-based capital ratio was 15.03% and 14.85% at September 30, 2021 and December 31, 2020, respectively. The total risk-based capital ratio for the Bank was 15.92% and 15.85% at September 30, 2021 and December 31, 2020, respectively. The Bank’s common equity Tier 1 capital ratio was 15.03% and 14.85% at September 30, 2021 and December 31, 2020, respectively. The Bank’s Tier 1 leverage capital ratio was 9.39% and 10.04% at September 30, 2021 and December 31, 2020, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1 - 31, 2021	1,144		$27.85	-	$4,000,000

August 1 - 31, 2021	201		27.87	127,597	$394,344

September 1 - 30, 2021	281		28.16	-	$394,344

Total	1,626	(1)	$27.86	127,597

(1) The Company purchased 1,626 shares on the open market in the three months ended September 30, 2021 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (10)(xxii)

Employment Agreement dated August 19, 2021 between the Registrant and Jeffrey N. Hooper, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on August 20, 2021

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

Peoples Bancorp of North Carolina, Inc.

November 4, 2021	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

November 4, 2021	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

