Form 10-K
period 2021-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2022-03-18
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2021

000-27205

(Commission File No.)

Peoples Bancorp of North Carolina, Inc.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-2132396
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

518 West C Street, Newton, North Carolina	28658
(Address of Principal Executive Offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $113,818,773 based on the closing price of such common stock on June 30, 2021, which was $25.80 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,663,030 shares of common stock, outstanding at February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. (the “Company”) for the year ended December 31, 2021 (the “Annual Report”), which will be included as Appendix A to the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 5, 2022 (the “Proxy Statement”), are incorporated by reference into Part II and filed as Exhibit 13 to this Form 10-K.

Portions of the Company’s Proxy Statement to be filed pursuant to Regulation 14A, are incorporated by reference into Part III. The Proxy Statement will be filed on or before April 30, 2022.

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by the Company’s subsidiary, Peoples Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

2

PEOPLES BANCORP OF NORTH CAROLINA, INC.

FORM 10-K CROSS REFERENCE INDEX

PART I

ITEM 1. BUSINESS

General Business

Peoples Bancorp of North Carolina, Inc. (“Bancorp” or the “Company”), was formed in 1999 to serve as the holding company for Peoples Bank (the “Bank”). Bancorp is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal source of income is dividends declared and paid by the Bank on its capital stock, if any. Bancorp has no operations and conducts no business of its own other than owning the Bank and PEBK Capital Trust II. Accordingly, the discussion of the business which follows primarily concerns the business conducted by the Bank. Our principal executive offices are located at 518 West C Street, Newtown, North Carolina, 28658, and our telephone number is (828) 464-5620.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 17 banking offices, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Cornelius, Mooresville, Raleigh, and Cary, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem North Carolina. The Company’s fiscal year ends December 31. At December 31, 2021, the Company had total assets of $1.6 billion, net loans of $875.5 million, deposits of $1.4 billion, total securities of $410.2 million, and shareholders’ equity of $142.4 million.

The Bank operates three banking offices focused on the Latino population that were formerly operated as a division of the Bank under the name Banco de la Gente (“Banco”). These offices, which offer the same banking services as our other branches offer, now operate under the same name as our other offices; however, we continue to separately categorize mortgage loans originated from these offices.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately variable rate and fixed rate commercial property loans, which include residential development loans to commercial customers. Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. The majority of the Bank’s deposit and loan customers are individuals and small-to medium-sized businesses located in the Bank’s market area. The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated through the Bank’s former Banco offices. Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-26 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

The operations of the Bank are significantly influenced by general economic conditions and by related monetary and fiscal policies of Bancorp and the Bank’s regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”).

At December 31, 2021, the Company employed 287 full-time employees and 24 part-time employees, which equated to 299 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company. At December 31, 2021, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services. CBRES serves as a “clearing-house” for appraisal services for community banks. Other banks are able to contract with CBRES to find and engage appropriate appraisal companies. As a separate legal entity, CBRES’s services and the appraisal process are conducted independent from the financing process of the Bank. PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and assets obtained in the ordinary course of collecting debts previously contracted. In 2019, the Company launched PB Insurance Agency, which is part of CBRES. All of the Bank's subsidiaries are incorporated in the state of North Carolina.

In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), to facilitate the issuance of $20.6 million of trust preferred securities. PEBK Trust II is not included in the consolidated financial statements. The Company redeemed $5.0 million of outstanding trust preferred securities in 2019. The trust preferred securities issued by PEBK Trust II accrue and pay quarterly dividends at a floating rate of three-month LIBOR plus 163 basis points. The Company has guaranteed payment of these dividends and other payments due on the trust preferred securities.

Market Area and Competition

The Bank’s primary market consists of the communities in an approximate 50-mile radius around its headquarters office in Newton, North Carolina. This area includes Catawba County, Alexander County, Lincoln County, Iredell County and portions of northeast Gaston County, North Carolina. The Bank also conducts a portion of its business outside of this area. The Bank is located only 40 miles north of Charlotte, North Carolina, and the Bank’s primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.

Employment in the Bank’s primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Catawba County Schools, Catawba Valley Medical Center, Duke LifePoint/Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Optical Communications (manufacturer of fiber optic cable and accessories), Target Stores Distribution Center. (transportation and warehousing), Catawba County, GKN Driveline (manufacturing), Sutter Street Manufacturing (manufacturing) and Catawba Valley Community College. Lincoln County’s largest employers include Lincoln County Schools, County of Lincoln, Atrium Health Lincoln, RSI Home Products (manufacturing), Wal-Mart Associates Inc., The Timken Company (manufacturing), Julius Blum Inc. (manufacturing), Lowes Home Centers Inc. and Cataler North America (manufacturing).

The Bank has operated in the Catawba Valley region of North Carolina for over 100 years and is the only financial institution headquartered in Newton, North Carolina. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2021 comparative data, the Bank had 20.61% of the deposits in Catawba County, placing it second in deposit size among a total of 11 banks with branch offices in Catawba County; 19.77% of the deposits in Lincoln County, placing it second in deposit size among a total of nine banks with branch offices in Lincoln County; and 15.97% of the deposits in Alexander County, placing it fourth in deposit size among a total of five banks with branch offices in Alexander County.

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

Lending Policies and Procedures

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors of the Bank (the “Bank Board”). The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment, credit history, and other information on the historical and projected income and expenses of the borrower.

The objectives of our lending program are to: (i) establish a sound asset structure; (ii) provide a sound and profitable loan portfolio to (a) protect the depositor’s funds and (b) maximize our shareholders’ return on investment; (iii) promote the stable economic growth and development of the market area served by the Bank; and (iv) comply with all regulatory agency requirements and applicable law.

The Bank’s legal lending limit is set by law and is monitored by the FDIC and the Commissioner. As of December 31, 2021, the Bank’s legal lending limit was $24.7 million (absent fully marketable collateral), and the largest credit relationship was $20.4 million. The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Bank Board. The President/Chief Executive Officer of the Bank has loan authority of up to the legal lending limit of the Bank. As of December 21, 2021, the individual lending authority of the Chief Credit Officer/Executive Vice President was set at $4 million.

It is the policy of the Bank to ensure that the Bank Board is fully apprised of the status and critical factors affecting the quality and performance of the loan portfolio. These factors include, but are not limited to: (i) credit underwriting policies and procedures; (ii) results of loan reviews and loan audits; and, (iii) credit concentrations (single borrowers and specific industries).

Management provides the Bank Board with the loan portfolio information as described below:

Monthly:

The following reports are submitted to the Bank Board for review and approval on a monthly basis:
•	Loan Quality/Yield/Growth/Trend Report
•	Risk Grade Report with Details of Loans Risk Graded 5-8
•	Commercial Loan Delinquency
•	New Loans - $250,000 and Greater
•	Comparison on New Loans in Prior Month with Same Month in Prior Year
•	Outstanding Commitments - $250,000 and greater
•	Commitment Pipeline Report - Outstanding commitments of $2,000,000 and greater (pending final approval and/or acceptance by the applicant)
•	Underwriting Exception Report (Commercial, Consumer and Mortgage)
•	Documentation Exception Report (Commercial and Consumer - quarterly comparison with current month)

Quarterly:
The following reports are submitted to the Bank Board for review and approval on a quarterly basis:
•	Real Estate Secured Loans with Non-Conforming Loan-To-Value Ratio
•	Status of Other Real Estate Owned
•	Nonaccrual
•	Impaired Loan Report
•	Letters of Credit Outstanding
•	Portfolio Status Report - Detailed analytical report summarizing the composition of the bank’s loan portfolio
•	Portfolio Stress Tests
•	Mortgage Report (see Mortgage Policy for complete list of reports)
•	Matured Home Equity Loan Report

Semi-annually:
The following report is submitted to the Bank Boards for review and approval on a semi-annual basis:
•	Participation Status Report

Annually:

On an annual basis, the Bank Board:

•	Reviews and approves the Bank’s credit underwriting policies and procedures
•	Reviews findings of the annual independent loan review of borrowing relationships of $1.5 million and greater as well as a periodic sample of commercial relationships with exposures below $1.5 million prepared by an independent loan review company engaged by the Bank
•	Receives information from management detailing all new committed borrowing relationships exceeding $3.0 million and is informed during the year if a borrowing relationship exceeds $2.5 million

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

The Bank’s specific investment objectives are as follows:

A. Provide Earnings - Maximize the total return on invested funds in a manner that is consistent with the Bank’s overall financial goals and risk considerations. This objective is fulfilled by investing in, holding, and divesting from individual securities that, when considered in combination, contribute to a superior risk/reward for the total portfolio.

B. Provide Liquidity - Remain sufficiently liquid to meet anticipated funding demands either through declines in deposits and/or increases in loan demand. The Bank makes investments that are marketable and capable of being converted to cash at their market values in a relatively short period of time.

C. Mitigate Interest Rate Risk - Utilize portfolio strategies to assist the Bank in managing its overall interest rate sensitivity position in accordance with the goals and objectives approved by the Asset/Liability Management Committee (“ALCO”) of the Bank.

D. Ensure the Safety of Principal -At all times, the safety of principal is a primary consideration. Upon purchase, the Bank’s investments are limited to investment-grade instruments that fully comply with all applicable regulatory guidelines and limitations.

E. Manage Tax Liabilities - Conduct portfolio management in light of the Bank’s current and projected tax position in order to improve overall profitability by reducing the Bank’s tax exposure to its minimum permissible level.

F. Meet Pledging Requirements - Provide collateral for various deposit and funding products such as public funds, trust deposits, repurchase agreements and FHLB borrowings.

The Bank Board reviews and approves the Bank’s Investment Policy annually or more frequently, if appropriate. All investment portfolio activities are reported to the ALCO and the Bank Board. The Bank Board oversees the establishment of appropriate systems and internal controls designed to keep portfolio strategies and holdings consistent with the overall strategies of the Bank.

The Bank Board designates a Primary Investment Officer who is directed to implement the Investment Policy of the Bank in a safe and sound manner. The Primary Investment Officer of the Bank is charged with the responsibility to actively manage the Bank’s investment portfolio, in conformity with the preceding objectives and the following approval requirements. Such responsibility includes the purchase and/or disposition of any holding within the investment portfolio up to $8 million and the ability to establish accounts with other depository institutions or investment firms as needed to process investment activity approved under this policy. Any activity over $8 million and less than 20% of the Bank’s capital as defined by accounting principles generally accepted in the United States of America (“GAAP”) must be approved by the ALCO. Transactions exceeding 20% of GAAP capital must be approved by the Bank Board. Also, any sale of securities that will result in a gain of more than $500,000 or a loss before income taxes exceeding the lesser of $250,000 or 2.5% of the current year’s projected net income must be approved by the Bank Board. The Investment Officer may designate certain investment functions to other officers of the Bank and may also seek outside sources for investment advice or periodic appraisals of the portfolio. The Executive Vice President/Chief Financial Officer serves as the Primary Investment Officer.

Human Capital Management

At December 31, 2021, the Company employed 287 full-time employees and 24 part-time employees, which equated to 299 full-time equivalent employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

Oversight of our corporate culture is an important element of our Board of Directors oversight of risk because our people are critical to the success of our corporate strategy. Our Board of Directors sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. Our culture is guided by our guiding principles below:

Our Core Values

-	Employees - We are informed, encouraged, and committed
-	Integrity - We are fair and truthful
-	Exceptional Customer Service - We surpass our customers’ expectation
-	Accountability - We are accountable for our own actions and bank goals.
-	Progressive and Positive - We see change as an opportunity
-	Our brand story

Our Bank Promise, Vision, and Mission

We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We are working to cultivate our leaders and shape future talent pools to help us meet the needs of our customers now and in the future. Our human capital is the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and our achievement as well. We embrace our employee’s differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique.

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

Employees have annual assignments related to “valuing differences” and diversity training is an integrated part of our leadership training as well. We expanded our Diversity, Equity & Inclusion (“DEI”) course library to support our ongoing culture sustainability program development. We launched our “Courageous Conversations” initiative in 2020, a program we will continue to build on annually. We are an active member of the North Carolina Bankers Association DEI Council doing work to expand DEI programming and other resources for community banks.

We also seek to design careers within our organization that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs. We have worked closely with our employees during the COVID-19 pandemic to ensure their safety and their ability to take care of their family. Health safety protocols were established, remote work arrangements were facilitated and considerations were provided for family needs, such as child care, all without any employee layoffs or furloughs.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and their subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company, the Bank and their subsidiaries. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes, rules and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute, rule or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to depositors and the FDIC deposit insurance fund in the event a depository institution becomes in danger of default or in default. For example, to mitigate the risk of failure, bank holding companies are required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

•	enhanced authority over troubled and failing banks and their holding companies;
•	increased capital and liquidity requirements;
•	increased regulatory examination fees; and
•	specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and provides for an alternative capital rule which financial institutions and their holding companies with total consolidated assets of less than $10 billion may elect to utilize. The Economic Growth Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%. In addition, the Economic Growth Act includes regulatory relief for community banks of certain sizes regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. We have not opted to utilize the Community Bank Leverage Ratio and have instead continued to use the Basel III standards (see discussion on Basel III standards under the heading “Capital Adequacy” below).

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to, or what specific impact the Economic Growth Act and the yet-to-be-written implementing rules and regulations will have on us.

Capital Adequacy. At December 31, 2021, the Bank exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 9.50%, common equity Tier 1 risk-based capital ratio of 15.27%, Tier 1 risk-based capital ratio of 15.27% and total risk-based capital ratio of 16.19%. At December 31, 2021, the Company also exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 9.64%, common equity Tier 1 risk-based capital ratio of 13.96%, Tier 1 risk-based capital ratio of 15.43% and total risk-based capital ratio of 16.35%.

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

The final rule provides that the failure to maintain the minimum conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s conservation buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers. If the conservation buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions), or eligible retained income. If the conservation buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of eligible retained income, and if the conservation buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of eligible retained income. The preceding thresholds for the conservation buffer and related restrictions represent the fully phased in rules effective January 1, 2019.

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

The ability of the Company to pay dividends or repurchase shares is largely dependent upon the Company’s receipt of dividends from the Bank. North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

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

We recognized approximately $415,000, $263,000 and $119,000 in FDIC insurance expense in 2021, 2020, and 2019, respectively. In November 2018, the FDIC announced that the Deposit Insurance Fund (“DIF”) reserve ratio exceeded the statutory minimum of 1.35% as of September 30, 2018. Among other things, this resulted in the FDIC awarding assessment credits for banks with less than $10 billion in total assets that had contributed to the DIF in prior years. We were notified in January 2019 that we had received approximately $272,000 in credits that would be available to offset deposit insurance assessments once the DIF reached 1.38%. The DIF reached 1.38% as of June 30, 2019 and therefore, the FDIC began to apply the Bank’s credits to our quarterly deposit insurance assessments beginning with the second quarter of 2019. The Bank’s credits were fully utilized in the first quarter of 2020.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2021, the Bank was in compliance with this requirement.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits established by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral may exceed 15% of the Bank’s total equity capital. At December 31, 2021, this limit was $24.7 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $41.2 million as of December 31, 2021, for loans and extensions of credit that are fully secured by readily marketable collateral.

Anti-Money Laundering and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”“), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Interstate Banking and Branching. The BHCA was amended by the Interstate Banking Act. The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state. State law prohibiting interstate banking or discriminating against out-of-state banks is preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. The Interstate Banking Act, as amended by the Dodd-Frank Act, establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

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

Current Expected Credit Loss Accounting Standard. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard related to reserving for credit losses. This standard, referred to as Current Expected Credit Loss (or “CECL”), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecasts. See Item 1A. Risk Factors for a further discussion of risks related to CECL.

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

The Bank Secrecy Act (BSA). The BSA requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. The Bank has established an anti-money laundering program to comply with the BSA requirements.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“SOX”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the types of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. SOX’s principal provisions, many of which have been implemented through regulations released and policies and rules adopted by the securities exchanges in 2003 and 2004, provide for and include, among other things:

•	The creation of an independent accounting oversight board;
•	Auditor independence provisions which restrict non-audit services that accountants may provide to clients;
•	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;
•	The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;
•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company’s independent auditors;
•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
•	Requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC), and if not, why not;
•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during certain blackout periods;
•	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on non-preferential terms and in compliance with bank regulatory requirements;
•	Disclosure of a code of ethics and filing a Form 8-K in the event of a change or waiver of such code; and
•	A range of enhanced penalties for fraud and other violations.

The Company complies with the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company’s overall corporate governance structure, and does not believe that such compliance has to date had, or will in the future have, a material impact on the Company’s results of operations or financial condition.

Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide “excessive” compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

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

The COVID-19 outbreak which evolved into a worldwide pandemic has had a myriad of adverse impacts upon society as a whole. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, Federal, State and Local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The initial restrictions and other consequences of the pandemic resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail sales, travel, hospitality and food and beverage industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate. Restrictions have been at least partially lifted nationally and within the Company’s market area with some level of economic recovery resulting. While progress towards vaccination has been made, an increase in virus spread or infection rates, or the emergence of new variants of the virus could result in restrictions being re-implemented with further negative impact to economic activity.

The ultimate effects of COVID-19 on the broader economy and our market area are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, Federal Reserve action to lower the Federal Funds rate, has and may continue to negatively affect our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19;
•	unavailability of key personnel necessary to conduct our business activities;
•	disruption resulting from having a significant percentage of employees work remotely;
•	further declines in demand for loans and other banking services;
•	reduced consumer spending due to job losses or other impacts of the virus;
•	adverse conditions in financial markets may have a negative impact on our investment portfolio;
•	decline in credit quality of our loan portfolio leading to increased provisions for loan losses;
•	declines in the value of loan collateral, including residential and commercial real estate;
•	decline in the liquidity of borrowers and guarantors impairing their ability to honor financial commitments; and
•	actions of governmental entities to limit business activities.

Furthermore, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers.

Unfavorable economic conditions could adversely affect our business.

Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are primarily locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our market is primarily based in the Catawba Valley region of North Carolina and surrounding communities. Worsening economic conditions within our markets could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates, inflation and other factors could weaken the economies of the communities we serve. While economic growth and business activity has been generally favorable in our market area in recent years, there can be no assurance that economic conditions will recover to pre-pandemic levels, and these conditions could worsen. In addition, unfavorable global economic conditions, including the effects of the COVID-19 pandemic discussed above, have had a negative impact on financial markets and could adversely impact our customers, which in turn could lead to lower business activity and higher loan delinquencies. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

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

We originate commercial real estate loans, commercial loans, construction and land development loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and land development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2021, commercial real estate loans comprised approximately 38% of the Bank’s total loan portfolio.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2021, commercial loans comprised approximately 10% of the Bank’s total loan portfolio, including $18.0 million in Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.

•	Construction and land development loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2021, construction and land development loans comprised approximately 11% of the Bank’s total loan portfolio.

•	Single-family residential loans. Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of December 31, 2021, single-family residential loans comprised approximately 33% of the Bank’s total loan portfolio, including Banco single-family residential non-traditional loans which were approximately 3% of the Bank’s total loan portfolio.

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

The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecasts. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of implementation.

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

The Bank’s five largest deposit relationships, including securities sold under agreements to repurchase, amounted to $118.9 million at December 31, 2021. These balances represent 8.20% of total deposits and securities sold under agreements to repurchase combined at December 31, 2021. Total deposits for the five largest relationships referenced above amounted to $100.5 million, or 7.12% of total deposits at December 31, 2021. Total securities sold under agreements to repurchase for the five largest relationships referenced above amounted to $18.3 million, or 49.44% of total securities sold under agreements to repurchase at December 31, 2021. Loss of one or more of these deposit relationships could have a negative impact on the Bank’s liquidity position.

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

The Company and the Bank are subject to extensive regulation and supervision from the Commissioner, the FDIC and the Federal Reserve. This regulation and supervision is intended primarily to enhance the safe and sound operation of the Bank and for the protection of the FDIC insurance fund and our depositors and borrowers, rather than for holders of our equity securities. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•	the ability to expand our market position;
•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

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

The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with two of its top three executives averaging 25 years of service with the Bank. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

As discussed in Item 3. Legal Proceedings, the North Carolina Department of Revenue is seeking to disallow certain tax credits taken by the Bank in prior tax years from an investment made by the Bank. While the Bank purchased a Guaranty Agreement along with the investment, which we believe limits our potential exposure, in the event the tax credits are ultimately disallowed, there can be no assurance that the guarantor will perform under the Guaranty Agreement or that we will recover all of any of these potential losses under the Guaranty Agreement. This could have a material adverse effect on our results of operations and financial condition.

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

From time to time the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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

Our articles of incorporation and bylaws, and certain banking laws may have an anti-takeover effect.

Provisions of our articles of incorporation and bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2021, the Company and the Bank conducted their business from their headquarters office in Newton, North Carolina and the Bank’s 17 branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Cornelius, Mooresville, Raleigh and Cary, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2021.

Owned	Leased
Corporate Office	1333 2nd Street NE
518 West C Street	Hickory, North Carolina 28601
Newton, North Carolina 28658
6350 South Boulevard
420 West A Street	Charlotte, North Carolina 28217
Newton, North Carolina 28658
3752/3754 Highway 16 North
213 1st Street, West	Denver, North Carolina 28037
Conover, North Carolina 28613
9624-I Bailey Road
3261 East Main Street	Cornelius, North Carolina 28031
Claremont, North Carolina 28610
4000 Westchase Boulevard
6125 Highway 16 South	Suite 100
Denver, North Carolina 28037	Raleigh, North Carolina 27607

5153 N.C. Highway 90E	1117 Parkside Main Street
Hiddenite, North Carolina 28636	Cary, North Carolina 27519

200 Island Ford Road	13840 Ballantyne Corporate Place
Maiden, North Carolina 28650	Suite 150
Charlotte, North Carolina 28277
3310 Springs Road NE
Hickory, North Carolina 28601	118 East Council Street
Suite 1
142 South Highway 16	Salisbury, NC 28144
Denver, North Carolina 28037
380 Knollwood Street
106 North Main Street	Suite D
Catawba, North Carolina 28609	Winston-Salem, NC 27103

2050 Catawba Valley Boulevard
Hickory, North Carolina 28601

1074 River Highway
Mooresville, North Carolina 28117

1910 East Main Street
Lincolnton, North Carolina 28092

ITEM 3. LEGAL PROCEEDINGS

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016. The NCDOR sought to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank. The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) was approximately $1.4 million. The Bank disagreed with the NCDOR’s proposed adjustments and the disallowance of certain tax credits, and challenged the proposed adjustments and the disallowance of such tax credits. During the second quarter of 2019, the Bank paid the NCDOR $1.2 million in taxes and interest associated with the proposed adjustments noted above. This payment stopped the accrual of interest during the period while the proposed adjustments and disallowance are being contested, and the NCDOR waived associated penalties. The Bank purchased a Guaranty Agreement along with this tax credit investment that unconditionally guarantees the amount of its investment plus associated penalties and interest which management believes would limit the Bank’s exposure to approximately $125,000. The Tax Credit Guaranty Agreement by State Tax Credit Exchange, LLC dated September 10, 2014 was attached to the Company’s September 30, 2018 Quarterly Report on Form 10-Q as Exhibit 99.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market, under the symbol “PEBK.” Market makers for the Company’s shares include Raymond James Financial, Inc. and Hovde Group, LLC.

The ability of the Company to pay dividends and repurchase shares is largely dependent upon the Company’s receipt of dividends from the Bank. The Bank’s ability to pay dividends is limited. North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amount of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations). For further discussion, see Supervision and Regulation under Item 1 Business.

As of March 7, 2022, the Company had 672 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. The closing market price for the Company’s common stock was $28.10 on March 7, 2022.

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2021.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

Performance Report for

Peoples Bancorp of North Carolina, Inc.

Peoples Bancorp of North Carolina, Inc.

		Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Peoples Bancorp of North Carolina, Inc.	100.00	136.82	110.98	152.57	110.67	136.02
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks - Southeast Region Index	100.00	123.70	102.20	144.05	129.15	184.47

Source: S&P Global Market Intelligence
© 2022

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2021	1,494		$21.11	-	$4,000,000

February 1 - 28, 2021	566		20.30	-	$4,000,000

March 1 - 31, 2021	397		25.00	-	$4,000,000

April 1 - 30, 2021	1,426		23.35	-	$4,000,000

May 1 - 31, 2021	307		25.96	-	$4,000,000

June 1 - 30, 2021	444		25.38	-	$4,000,000

July 1 - 31, 2021	1,144		27.85	-	$4,000,000

August 1 - 31, 2021	201		27.87	127,597	$394,344

September 1 - 30, 2021	281		28.16	-	$394,344

October 1 - 31, 2021	1,142		28.73	-	$394,344

November 1 - 30, 2021	198		28.67	-	$394,344

December 1 - 31, 2021	242		28.32	-	$394,344

Total	7,842	(1)	$25.02	127,597

(1)	The Company purchased 7,842 shares on the open market in the year ended December 31, 2021 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2)	Reflects shares purchased under the Company's stock repurchase program.

(3)

Reflects dollar value of shares that may yet be purchased under the Company's stock repurchase program, which was authorized in February 2021. On February 18, 2022, the Company announced that it had authorized a replacement stock purchase program whereby up to $2.0 million will be allocated to repurchase the Company's stock

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the section captioned “Selected Financial Data” on page A-3 of the Annual Report, which Annual Report is filed with this Form 10-K as Exhibit (13). The section captioned “Selected Financial Data” on page A-3 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-26 of the Annual Report, which section is filed with this Form 10-K as Exhibit (13). The section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on page A-24 of the Annual Report, which Annual Report is filed with this Form 10-K as Exhibit (13). The section captioned “Quantitative and Qualitative Disclosures About Market Risk” is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-28 through A-69 of the Annual Report, which Annual Report is filed with this Form 10-K as Exhibit (13). The consolidated financial statements of the Company and supplementary data set forth on pages A-28 through A-69 of the Annual Report are incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the sections captioned “Director Nominees”, “Executive Officers of the Company “, “Security Ownership Of Certain Beneficial Owners and Management, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Business Conduct and Ethics”, “Board Committees - Governance Committee” and “Board Committees - Audit and Enterprise Risk Committee” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation”, “Employment Agreements”, “Potential Payments upon Termination or Change in Control”, “Omnibus Stock Option and Long Term Incentive Plan”, “Director Compensation”, “Compensation Committee - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee - Compensation Committee Report” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by the Item see the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement, which section is incorporated herein by reference.

The following table presents the number of shares of Company common stock to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average price of the outstanding options, warrants and rights and the number of options, warrants and rights remaining that may be issued under the Company’s Omnibus Stock Ownership and Long Term Incentive Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (1), (2), (3), (4), (5)	Weighted-average exercise price of outstanding options, warrants and rights (6)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	27,169	$0.00	285,305
Equity compensation plans not approved by security holders	-	-	-
Total	27,169	$0.00	285,305

(1)

Includes 4,114 restricted stock units granted on March 1, 2017 (adjusted for the 10% stock dividend paid December 15, 2017) under the 2009 Omnibus Stock Ownership and Long Term Incentive Plan.  These restricted stock grants vested on March 1, 2021.

(2)	Includes 3,245 restricted stock units granted on January 24, 2018 under the 2009 Omnibus Stock Ownership and Long Term Incentive Plan. These restricted stock grants vest on January 24, 2022.

(3)	Includes 5,115 restricted stock units granted on February 21, 2019 under the 2009 Omnibus Stock Ownership and Long Term Incentive Plan. These restricted stock grants vest on February 21, 2023.

(4)	Includes 7,635 restricted stock units granted on May 7, 2020 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan. These restricted stock grants vest on May 7, 2024.

(5)	Includes 7,060 restricted stock units granted on February 3, 2021 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan. These restricted stock grants vest on February 3, 2025.

(6)	Grants of restricted stock units under the 2009 and 2020 Omnibus Stock Ownership and Long Term Incentive Plans do not have an exercise price.

The above table excludes shares awarded from time to time pursuant to the Service Recognition Program. The Service Recognition Program is described under the section captioned “Discretionary Bonus and Service Awards” contained in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)	Reports of Independent Registered Public Accounting Firm (PCAOB 149)

(b)	Consolidated Balance Sheets as of December 31, 2021 and 2020

(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2021, 2020 and 2019

(d)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019

(e)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(i)(a)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (3)(i)(b)

Articles of Amendment dated December 19, 2008, regarding the Series A Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (3)(i)(d)	Articles of Amendment dated May 6, 2021, filed with the North Carolina Department of the Secretary of State on February 28, 2022

Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and Exchange Commission on June 24, 2015

Exhibit (4)(i)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

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

Exhibit (10)(v)	Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit 10(h) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

Exhibit (10)(vi)	Rabbi Trust for the Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit 10(i) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002

Exhibit (10)(vii)	Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit 10(i) to the Form 10-K filed with the Securities and Exchange Commission on March 27, 2003

Exhibit (10)(viii)

Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Sterns Securities Corp., incorporated by reference to Exhibit 10(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(ix)

Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of June 28, 2006, incorporated by reference to Exhibit 10(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(x)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit 10(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xi)

Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle Bank National Association, as Trustee, relating to Junior Subordinated Debt Securities Due September 15, 2036, incorporated by reference to Exhibit 10(m) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xii)

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

Exhibit (10)(xiii)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and Exchange Commission on March 20, 2009

Exhibit (10)(xiv)

First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and Lance A. Sellers dated February 16, 2018, incorporated by reference to Exhibit (10)(xx) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018

Exhibit (10)(xv)

First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and William D. Cable, Sr. dated February 16, 2018, incorporated by reference to Exhibit (10)(xxii) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018

Exhibit (10)(xvi)	2020 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(xxi) to the Form 10-K filed with the Securities and Exchange Commission on March 19, 2021

Exhibit (10)(xvii)

Employment Agreement dated August 19, 2021 by and among the Registrant, Peoples Bank and Jeffrey N. Hooper, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on August 20, 2021

Exhibit (13)	2021 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Elliott Davis, PLLC

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)()	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 18, 2022
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 18, 2022
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 18, 2022
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 18, 2022
Douglas S. Howard

/s/ Jeffrey N. Hooper	Executive Vice President and Chief	March 18, 2022
Jeffrey N. Hooper	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 18, 2022
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 18, 2022
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 18, 2022
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 18, 2022
Larry E. Robinson

/s/ William Gregory Terry	Director	March 18, 2022
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 18, 2022
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 18, 2022
Benjamin I. Zachary

/s/ Kimberly Boyd-Leaks	Director	March 18, 2022
Kimberly Boyd-Leaks

