Form 10-Q
period 2022-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2022-05-06
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-27205

(Commission File No.)

 

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,656,030 shares of common stock, outstanding at April 30, 2022.

INDEX

PART I.     FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(Dollars in thousands)

	March 31,	December 31,
Assets	2022	2021
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements
of $0 at both 3/31/22 and 12/31/21	$47,462	44,711
Interest-bearing deposits	257,644	232,788
Cash and cash equivalents	305,106	277,499

Investment securities available for sale	408,037	406,549
Other investments	3,569	3,668
Total securities	411,606	410,217

Mortgage loans held for sale	885	3,637

Loans	889,758	884,869
Less allowance for loan losses	(9,426)	(9,355)
Net loans	880,332	875,514

Premises and equipment, net	15,658	16,104
Cash surrender value of life insurance	17,401	17,365
Right of use lease asset	6,204	4,612
Accrued interest receivable and other assets	25,467	19,245
Total assets	$1,662,659	1,624,193

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$553,185	514,319
Interest-bearing demand, MMDA & savings	816,779	797,179
Time, $250,000 or more	25,516	26,333
Other time	73,255	74,917
Total deposits	1,468,735	1,412,748

Securities sold under agreements to repurchase	34,823	37,094
Junior subordinated debentures	15,464	15,464
Lease liability	6,275	4,677
Accrued interest payable and other liabilities	11,918	11,841
Total liabilities	1,537,215	1,481,824

Commitments

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,656,030 shares
at March 31, 2022 and 5,661,569 shares at December 31, 2021	53,147	53,305
Common stock held by deferred compensation trust, at cost; 163,883
shares at March 31, 2022 and 162,193 shares at December 31, 2021	(2,042)	(1,992)
Deferred compensation	2,042	1,992
Retained earnings	90,543	88,968
Accumulated other comprehensive income (loss)	(18,246)	96
Total shareholders' equity	125,444	142,369

Total liabilities and shareholders' equity	$1,662,659	1,624,193

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Three Months Ended March 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

	2022	2021
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$9,742	10,664
Interest on due from banks	111	35
Interest on investment securities:
U.S. Government sponsored enterprises	511	538
State and political subdivisions	943	639
Other	22	46
Total interest income	11,329	11,922

Interest expense:
Interest-bearing demand, MMDA & savings deposits	403	497
Time deposits	146	212
Junior subordinated debentures	75	71
Other	39	35
Total interest expense	663	815

Net interest income	10,666	11,107

Provision for (reduction of) loan losses	71	(455)

Net interest income after provision for loan losses	10,595	11,562

Non-interest income:
Service charges	1,168	926
Other service charges and fees	193	212
Mortgage banking income	200	870
Insurance and brokerage commissions	240	260
Appraisal management fee income	3,506	1,816
Miscellaneous	1,739	1,789
Total non-interest income	7,046	5,873

Non-interest expense:
Salaries and employee benefits	5,849	6,183
Occupancy	1,916	1,953
Professional fees	373	337
Advertising	165	143
Debit card expense	276	232
FDIC insurance	110	92
Appraisal management fee expense	2,772	1,456
Other	1,880	1,872
Total non-interest expense	13,341	12,268

Earnings before income taxes	4,300	5,167

Income tax expense	848	1,046

Net earnings	$3,452	4,121

Basic net earnings per share	$0.63	0.73
Diluted net earnings per share	$0.61	0.71
Cash dividends declared per share	$0.33	0.16

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

	2022	2021
	(Unaudited)	(Unaudited)

Net earnings	$3,452	4,121

Other comprehensive loss:

Unrealized holding losses on securities available for sale	(23,813)	(4,026)

Income tax benefit related to other comprehensive loss:

Unrealized holding losses on securities available for sale	(5,471)	(926)

Total other comprehensive loss, net of tax	(18,342)	(3,100)

Total comprehensive income (loss)	$(14,890)	1,021

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2021	5,661,569	$53,305	88,968	1,992	(1,992)	96	142,369

Common stock repurchase	(7,000)	(199)	-	-	-	-	(199)

Cash dividends declared on common stock	-	-	(1,877)	-	-	-	(1,877)
Restricted stock units exercised	1,461	41	-	-	-	-	41
Equity incentive plan, net	-	-	-	50	(50)	-	-
Net earnings	-	-	3,452	-	-	-	3,452

Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(18,342)	(18,342)
Balance, March 31, 2022	5,656,030	$53,147	90,543	2,042	(2,042)	(18,246)	125,444

Balance, December 31, 2020	5,787,504	$56,871	77,628	1,796	(1,796)	5,400	139,899

Common stock repurchase	-	-	-	-	-	-	-

Cash dividends declared on common stock	-	-	(930)	-	-	-	(930)
Restricted stock units exercised	1,662	39	-	-	-	-	39
Equity incentive plan, net	-	-	-	53	(53)	-	-
Net earnings	-	-	4,121	-	-	-	4,121

Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	(3,100)	(3,100)
Balance, March 31, 2021	5,789,166	$56,910	80,819	1,849	(1,849)	2,300	140,029

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

	2022	2021
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$3,452	4,121
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,616	1,198
Provision for (reduction of) loan losses	71	(455)
Deferred income taxes	(10)	(9)
Restricted stock expense	(56)	(44)
Proceeds from sales of mortgage loans held for sale	10,817	28,939
Origination of mortgage loans held for sale	(8,065)	(24,036)
Change in:
Cash surrender value of life insurance	(101)	(97)
Right of use lease asset	167	241
Other assets	(700)	(297)
Lease liability	(161)	(239)
Other liabilities	133	2,462

Net cash provided by operating activities	7,163	11,784

Cash flows from investing activities:
Purchases of investment securities available for sale	(41,600)	(90,470)
Proceeds from sales, calls and maturities of investment securities available for sale	6,440	645
Proceeds from paydowns of investment securities available for sale	8,829	4,981
Proceeds from paydowns of other investment securities	215	44
Redemption (purchase) of FHLB stock	(105)	331
Net change in loans	(4,889)	2,221
Purchases of premises and equipment	(151)	(243)
Proceeds from bank owned life insurance	65	-

Net cash used in investing activities	(31,196)	(82,491)

Cash flows from financing activities:
Net change in deposits	55,987	113,379
Net change in securities sold under agreement to repurchase	(2,271)	5,715
Common stock repurchased	(199)	-
Cash dividends paid on common stock	(1,877)	(930)

Net cash provided by financing activities	51,640	118,164

Net change in cash and cash equivalents	27,607	47,457

Cash and cash equivalents at beginning of period	277,499	161,580

Cash and cash equivalents at end of period	$305,106	209,037

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

	2022	2021
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$653	802
Income taxes	$-	-

Noncash investing and financing activities:

Change in unrealized loss on investment securities available for sale, net	$(18,342)	(3,100)
Issuance of accrued restricted stock units	$41	39
Initial recognition of lease right-of-use asset and lease liability	$1,759	-

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Notes to Consolidated Financial Statements (Unaudited)

(1) Summary of Significant Accounting Policies

The Consolidated Financial Statements include the financial statements of Peoples Bancorp of North Carolina, Inc. (the “Company”) and its wholly owned subsidiary, Peoples Bank (the “Bank”), along with the Bank’s wholly owned subsidiaries, Peoples Investment Services, Inc. (“PIS”), Real Estate Advisory Services, Inc. (“REAS”), Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), to facilitate the issuance of $20.6 million of trust preferred securities. PEBK Trust II is not included in the consolidated financial statements.

The Bank operates three banking offices focused on the Latino population that were formerly operated as a separate division of the Bank under the name Banco de la Gente (“Banco”). These offices, which offer the same banking services as our other branches offer, now operate under the same name as our other offices; however, we continue to separately categorize mortgage loans originated from these offices.

The Consolidated Financial Statements in this report (other than the Consolidated Balance Sheet at December 31, 2021) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2021 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2022 Annual Meeting of Shareholders.

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASU’s”) issued by the FASB that the Company has not adopted as of March 31, 2022, which may impact the Company’s financial statements.

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

Reclassification

Certain amounts in the 2021 Consolidated Financial Statements have been reclassified to conform to the 2022 presentation. These reclassifications did not have any impact on shareholders’ equity or net earnings.

(2) Investment Securities

Investment securities available for sale at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)
	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$10,934	-	565	10,369
U.S. Government
sponsored enterprises	13,724	56	372	13,408
Mortgage-backed securities	233,773	783	9,901	224,655
State and political subdivisions	173,292	691	14,378	159,605
Total	$431,723	1,530	25,216	408,037

(Dollars in thousands)
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$7,964	-	75	7,889
U.S. Government
sponsored enterprises	14,252	200	185	14,267
Mortgage-backed securities	218,402	1,769	3,019	217,152
State and political subdivisions	165,804	3,694	2,257	167,241
Total	$406,422	5,663	5,536	406,549

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2022 and December 31, 2021 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$10,369	565	-	-	10,369	565
U.S. Government
sponsored enterprises	2,415	182	7,949	190	10,364	372
Mortgage-backed securities	146,319	8,509	21,727	1,392	168,046	9,901
State and political subdivisions	106,097	11,285	16,608	3,093	122,705	14,378
Total	$265,200	20,541	46,284	4,675	311,484	25,216

(Dollars in thousands)
	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$7,889	75	-	-	7,889	75
U.S. Government
sponsored enterprises	5,232	15	3,263	170	8,495	185
Mortgage-backed securities	131,483	2,477	19,632	542	151,115	3,019
State and political subdivisions	80,076	1,981	5,922	276	85,998	2,257
Total	$224,680	4,548	28,817	988	253,497	5,536

At March 31, 2022, unrealized losses in the investment securities portfolio relating to debt securities totaled $25.2 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the March 31, 2022 tables above, all three U.S. Treasury securities, 113 out of 156 securities issued by state and political subdivisions and 75 out of 108 securities issued by U.S. Government sponsored enterprises contained unrealized losses. These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed. At December 31, 2021, unrealized losses in the investment securities portfolio relating to debt securities totaled $5.5 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2021 tables above, both of the U.S. Treasury securities, 70 of the 146 securities issued by state and political subdivisions contained unrealized losses and 54 of the 99 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2022
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$2,608	2,623
Due from one to five years	11,047	11,150
Due from five to ten years	83,496	80,272
Due after ten years	100,799	89,337
Mortgage-backed securities	233,773	224,655
Total	$431,723	408,037

No securities available for sale were sold during the three months ended March 31, 2022 and 2021.

Securities with a fair value of approximately $99.7 million and $98.6 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans

Major classifications of loans at March 31, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Real estate loans:
Construction and land development	$95,025	95,760
Single-family residential	272,991	266,111
Single-family residential -
Banco de la Gente non-traditional	22,137	23,147
Commercial	354,169	337,841
Multifamily and farmland	58,927	58,366
Total real estate loans	803,249	781,225

Loans not secured by real estate:
Commercial loans	73,409	91,172
Farm loans	863	796
Consumer loans	6,170	6,436
All other loans	6,067	5,240

Total loans	889,758	884,869

Less allowance for loan losses	(9,426)	(9,355)

Total net loans	$880,332	875,514

The Bank makes loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg, Wake, Rowan and Forsyth counties of North Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market. Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

•	Construction and land development loans – The risk of loss is largely dependent on the initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If the estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of March 31, 2022, construction and land development loans comprised approximately 11% of the Bank’s total loan portfolio.

•	Single-family residential loans – Declining home sales volumes, decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of March 31, 2022, single-family residential loans comprised approximately 33% of the Bank’s total loan portfolio, including Banco single-family residential non-traditional loans which were approximately 2% of the Bank’s total loan portfolio.

•	Commercial real estate loans – Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of March 31, 2022, commercial real estate loans comprised approximately 40% of the Bank’s total loan portfolio.

•	Commercial loans – Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of March 31, 2022, commercial loans comprised approximately 8% of the Bank’s total loan portfolio, including $6.6 million in Paycheck Protection Program (“PPP”) loans.

•	Multifamily and farmland loans – Decreased real estate values and higher than normal levels of unemployment could contribute to losses on these loans. As of March 31, 2022, construction and land development loans comprised approximately 7% of the Bank’s total loan portfolio.

Loans are considered past due if the required principal and interest payments have not been received within 30 days of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Generally, a loan is placed on non-accrual status when it is over 90 days past due and there is reasonable doubt that all principal will be collected. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2022 and December 31, 2021:

March 31, 2022
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$274	-	274	94,751	95,025	-
Single-family residential	3,545	542	4,087	268,904	272,991	-
Single-family residential -
Banco de la Gente non-traditional	2,700	136	2,836	19,301	22,137	-
Commercial	219	-	219	353,950	354,169	-
Multifamily and farmland	-	-	-	58,927	58,927	-
Total real estate loans	6,738	678	7,416	795,833	803,249	-

Loans not secured by real estate:
Commercial loans	17	-	17	73,392	73,409	-
Farm loans	-	-	-	863	863	-
Consumer loans	74	-	74	6,096	6,170	-
All other loans	-	-	-	6,067	6,067	-
Total loans	$6,829	678	7,507	882,251	889,758	-

December 31, 2021
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	-	-	95,760	95,760	-
Single-family residential	2,323	634	2,957	263,154	266,111	-
Single-family residential -
Banco de la Gente non-traditional	2,593	112	2,705	20,442	23,147	-
Commercial	488	-	488	337,353	337,841	-
Multifamily and farmland	-	-	-	58,366	58,366	-
Total real estate loans	5,404	746	6,150	775,075	781,225	-

Loans not secured by real estate:
Commercial loans	43	-	43	91,129	91,172	-
Farm loans	-	-	-	796	796	-
Consumer loans	38	-	38	6,398	6,436	-
All other loans	-	-	-	5,240	5,240	-
Total loans	$5,485	746	6,231	878,638	884,869	-

The following table presents non-accrual loans as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Real estate loans:
Construction and land development	$-	-
Single-family residential	1,793	1,642
Single-family residential -
Banco de la Gente non-traditional	1,215	1,232
Commercial	191	200
Multifamily and farmland	102	105
Total real estate loans	3,301	3,179

Loans not secured by real estate:
Commercial loans	-	49
Consumer loans	8	2
Total	$3,309	3,230

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral less estimated selling costs. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s Troubled Debt Restructurings (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Impaired loans were $17.1 million, $18.3 million and $20.6 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Interest income recognized on accruing impaired loans was $216,000, $1.0 million, and $283,000 for the three months ended March 31, 2022, the year ended December 31, 2021 and the three months ended March 31, 2021, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of March 31, 2022:

March 31, 2022
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$68	-	68	68	2
Single-family residential	4,361	520	3,581	4,101	64
Single-family residential -
Banco de la Gente non-traditional	11,306	-	10,658	10,658	671
Commercial	2,112	433	1,587	2,020	10
Multifamily and farmland	111	-	101	101	-
Total impaired real estate loans	17,958	953	15,995	16,948	747

Loans not secured by real estate:
Commercial loans	157	-	157	157	2
Consumer loans	14	-	10	10	-
Total impaired loans	$18,129	953	16,162	17,115	749

The following table presents impaired loans as of and for the year ended December 31, 2021:

December 31, 2021
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$73	-	73	73	3
Single-family residential	5,138	524	4,374	4,898	86
Single-family residential -
Banco de la Gente non-traditional	11,753	-	10,922	10,922	687
Commercial	2,138	435	1,608	2,043	11
Multifamily and farmland	113	-	105	105	-
Total impaired real estate loans	19,215	959	17,082	18,041	787

Loans not secured by real estate:
Commercial loans	282	49	170	219	2
Consumer loans	8	-	4	4	-
Total impaired loans	$19,505	1,008	17,256	18,264	789

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

(Dollars in thousands)
	Three months ended				Twelve months ended
	March 31, 2022		March 31,2021		December 31, 2021
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$71	2	106	2	82	6
Single-family residential	5,723	47	5,490	60	6,017	253
Single-family residential -
Banco de la Gente stated income	9,566	139	11,832	177	10,325	609
Commercial	2,032	25	2,955	36	2,385	109
Multifamily and farmland	103	1	116	1	110	6
Total impaired real estate loans	17,495	214	20,499	276	18,919	983

Loans not secured by real estate:
Commercial loans	188	2	413	6	271	19
Consumer loans	7	-	28	1	11	1
Total impaired loans	$17,690	216	20,940	283	19,201	1,003

Impaired loans collectively evaluated for impairment totaled $5.3 million at March 31, 2022 and December 31, 2021 and are included in the tables above. Allowance on impaired loans collectively evaluated for impairment totaled $47,000 and $52,000 at March 31, 2022 and December 31, 2021, respectively.

The following tables present changes in the allowance for loan losses for the three months ended March 31, 2022 and 2021. Unallocated balances in the following tables include allowance for loan losses based on qualitative factors such as economic outlook, concentrations of credit, interest rate risk and loan volume trends. PPP loans are excluded from the allowance for loan losses as PPP loans are 100 percent guaranteed by the Small Business Administration (“SBA”).

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2022
Allowance for loan losses:
Beginning balance	$1,193	2,013	864	2,234	150	711	-	110	2,080	9,355
Charge-offs	-	(31)	-	-	-	(4)	-	(125)	-	(160)
Recoveries	-	117	-	2	-	19	-	22	-	160
Provision (recovery)	(30)	(4)	(23)	775	(3)	(80)	-	121	(685)	71
Ending balance	$1,163	2,095	841	3,011	147	646	-	128	1,395	9,426

Allowance for loan losses March 31, 2022
Ending balance: individually
evaluated for impairment	$1	38	657	6	-	-	-	-	-	702
Ending balance: collectively
evaluated for impairment	1,162	2,057	184	3,005	147	646	-	128	1,395	8,724
Ending balance	$1,163	2,095	841	3,011	147	646	-	128	1,395	9,426

Loans at March 31, 2022:
Ending balance	$95,025	272,991	22,137	354,169	58,927	73,409	863	12,237	-	889,758

Ending balance: individually
evaluated for impairment	$4	859	9,494	1,426	-	-	-	-	-	11,783
Ending balance: collectively
evaluated for impairment	$95,021	272,132	12,643	352,743	58,927	73,409	863	12,237	-	877,975

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2021
Allowance for loan losses:
Beginning balance	$1,196	1,843	1,052	2,212	122	1,345	-	128	2,010	9,908
Charge-offs	-	-	-	-	-	-	-	(85)	-	(85)
Recoveries	50	60	-	12	-	3	-	39	-	164
Provision (recovery)	(185)	(53)	(19)	28	23	(104)	-	9	(154)	(455)
Ending balance	$1,061	1,850	1,033	2,252	145	1,244	-	91	1,856	9,532

Allowance for loan losses March 31, 2021
Ending balance: individually
evaluated for impairment	$2	4	826	8	-	-	-	-	-	840
Ending balance: collectively
evaluated for impairment	1,059	1,846	207	2,244	145	1,244	-	91	1,856	8,692
Ending balance	$1,061	1,850	1,033	2,252	145	1,244	-	91	1,856	9,532

Loans March 31, 2021:
Ending balance	$87,878	264,356	26,278	337,943	57,914	160,892	860	10,376	-	946,497

Ending balance: individually
evaluated for impairment	$7	1,444	11,193	2,098	-	141	-	-	-	14,883
Ending balance: collectively
evaluated for impairment	$87,871	262,912	15,085	335,845	57,914	160,751	860	10,376	-	931,614

The provision for loan losses for the three months ended March 31, 2022 was $71,000, compared to a recovery of $455,000 for the three months ended March 31, 2021. The increase in the provision for loan losses is primarily attributable to an increase in reserves on loans in a pool that had once been given payment modifications as a result of the COVID-19 pandemic, and an increase in reserves due to a net increase in the volume of loans in the general reserve pool. Loans that were previously modified have been separated from the pools for the general reserve to recognize their heightened susceptibility to an environment still affected by the economic effects of the pandemic. Separating the previously modified loans into their own pool allows for more specific reserving factors to be considered that would not be applicable to loans in the pools for the general reserve. There were no loans with modifications as a result of the COVID-19 pandemic at March 31, 2022 and December 31, 2021. The Bank continues to track all loans that were previously modified as a result of the COVID-19 pandemic. The loan balances associated with COVID-19 pandemic related modifications have been grouped into their own pool within the Bank’s Allowance for Loan and Lease Losses (“ALLL”) model as management considers that they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. Loans included in this pool totaled $82.2 million and $88.7 million at March 31, 2022 and December 31, 2021, respectively. The full effects of stimulus in the current environment are still unknown, and additional losses in this pool of loans may be present but not as yet identified. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

The Bank utilizes an internal risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. These risk grades are evaluated on an ongoing basis. A description of the general characteristics of the eight risk grades is as follows:

•	Risk Grade 1 – Excellent Quality: Loans are well above average quality and a minimal amount of credit risk exists. CD or cash secured loans or properly margined actively traded stock or bond secured loans would fall in this grade.

•	Risk Grade 2 – High Quality: Loans are of good quality with risk levels well within the Bank’s range of acceptability. The organization or individual is established with a history of successful performance though somewhat susceptible to economic changes.

•	Risk Grade 3 – Good Quality: Loans of average quality with risk levels within the Bank’s range of acceptability but higher than normal. This may be a new organization or an existing organization in a transitional phase (e.g. expansion, acquisition, market change). PPP loans are classified as risk grade 3.

•	Risk Grade 4 – Management Attention: These loans have higher risk and servicing needs but still are acceptable. Evidence of marginal performance or deteriorating trends is observed. These are not problem credits presently, but may be in the future if the borrower is unable to change its present course.

•	Risk Grade 5 – Watch: These loans are currently performing satisfactorily, but there has been some recent past due history on repayment and there are potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date.

•	Risk Grade 6 – Substandard: A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged (if there is any). There is a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 7 – Doubtful: Loans classified as Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

•	Risk Grade 8 – Loss: Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be realized in the future. Loss is a temporary grade until the appropriate authority is obtained to charge the loan off.

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of March 31, 2022 and December 31, 2021:

March 31, 2022
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	3,134	-	-	-	360	-	566	-	4,060
2- High Quality	14,575	110,673	-	28,727	18	14,907	-	1,868	1,232	172,000
3- Good Quality	77,106	140,596	8,314	289,913	55,602	54,571	861	3,412	4,835	635,210
4- Management Attention	3,205	13,430	10,146	32,259	2,668	2,474	2	306	-	64,490
5- Watch	71	1,612	1,450	2,646	537	1,097	-	1	-	7,414
6- Substandard	68	3,546	2,227	624	102	-	-	17	-	6,584
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$95,025	272,991	22,137	354,169	58,927	73,409	863	6,170	6,067	889,758

December 31, 2021
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	5,923	-	-	-	371	-	581	-	6,875
2- High Quality	11,752	109,337	-	28,546	19	16,177	-	2,039	1,309	169,179
3- Good Quality	80,325	129,856	8,712	272,786	54,945	68,183	792	3,510	3,931	623,040
4- Management Attention	3,534	14,964	10,478	30,937	2,754	5,214	4	284	-	68,169
5- Watch	76	2,464	1,703	4,938	543	1,177	-	1	-	10,902
6- Substandard	73	3,567	2,254	634	105	50	-	21	-	6,704
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$95,760	266,111	23,147	337,841	58,366	91,172	796	6,436	5,240	884,869

Past due TDR loans and non-accrual TDR loans totaled $3.3 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at March 31, 2022 and December 31, 2021.

There were no new TDR modifications during the three months ended March 31, 2022 and 2021.

There were no loans modified as TDR loans that defaulted during the three months ended March 31, 2022 and 2021, which were within 12 months of their modification date. Generally, a TDR loan is considered to be in default once it becomes 90 days or more past due following a modification.

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders, subject to certain limitations and eligibility criteria. A second round of PPP funding provided a total of $320 billion additional funding for the PPP. The Bank participated as a lender in the PPP. Total PPP loans originated during the years ended December 31, 2020 and 2021 amounted to $128.1 million. The outstanding balance of PPP loans was $6.6 million and $18.0 million at March 31, 2022 and December 31, 2021, respectively. The Bank has received $5.7 million in fees from the SBA for PPP loans originated during the years ended December 31, 2020 and 2021. The Bank recognized $600,000 and $999,000 of PPP loan fee income for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.

(4) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2022 and 2021 is as follows:

For the three months ended March 31, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,452	5,497,107	$0.63
Effect of dilutive securities:
Restricted stock units - unvested		13,159
Shares held in deferred comp plan
by deferred compensation trust		163,038
Diluted earnings per share	$3,452	5,673,304	$0.61

For the three months ended March 31, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,121	5,631,414	$0.73
Effect of dilutive securities:
Restricted stock units - unvested		12,169
Shares held in deferred comp plan
by deferred compensation trust		156,662
Diluted earnings per share	$4,121	5,800,245	$0.71

(5) Fair Value

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

The tables below present the balance of securities available for sale, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)
	March 31, 2022
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U. S Treasuries	$10,369	-	10,369	-
U.S. Government
sponsored enterprises	$13,408	-	13,408	-
Mortgage-backed securities	$224,655	-	224,655	-
State and political subdivisions	$159,605	-	159,605	-

(Dollars in thousands)
	December 31, 2021
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U. S Treasuries	$7,889	-	7,889	-
U.S. Government
sponsored enterprises	$14,267	-	14,267	-
Mortgage-backed securities	$217,152	-	217,152	-
State and political subdivisions	$167,241	-	167,241	-

The tables below present the balance of mutual funds held in the deferred compensation trust, which are measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)
	March 31, 2022
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mutual funds held in deferred compensation trust	$1,410	-	1,410	-

(Dollars in thousands)
	December 31, 2021
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mutual funds held in deferred compensation trust	$1,510	-	1,510	-

The fair value measurements for mortgage loans held for sale and impaired loans on a non-recurring basis at March 31, 2022 and December 31, 2021 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2022	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$885	-	-	885
Impaired loans	$16,366	-	-	16,366

(Dollars in thousands)
	Fair Value Measurements December 31, 2021	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$3,637	-	-	3,637
Impaired loans	$17,475	-	-	17,475

(Dollars in thousands)
	Fair Value March 31, 2022	Fair Value December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$885	3,637	Rate lock commitment	N/A	N/A
Impaired loans	$16,366	17,475	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$305,106	305,106	-	-	305,106
Investment securities available for sale	408,037	-	408,037	-	408,037
Other investments	3,569	-	-	3,569	3,569
Mortgage loans held for sale	885	-	-	885	885
Loans, net	880,332	-	-	858,361	858,361
Mutual funds held in deferred
compensation trust	1,410	-	1,410	-	1,410

Liabilities:
Deposits	$1,468,735	-	-	1,430,431	1,430,431
Securities sold under agreements
to repurchase	34,823	-	34,823	-	34,823
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$277,499	277,499	-	-	277,499
Investment securities available for sale	406,549	-	406,549	-	406,549
Other investments	3,668	-	-	3,668	3,668
Mortgage loans held for sale	3,637	-	-	3,637	3,637
Loans, net	875,514	-	-	855,814	855,814
Mutual funds held in deferred
compensation trust	1,510	-	1,510	-	1,510

Liabilities:
Deposits	$1,412,748	-	-	1,401,833	1,401,833
Securities sold under agreements
to repurchase	37,094	-	37,094	-	37,094
Junior subordinated debentures	15,464	-	15,464	-	15,464

(6)  Leases

As of March 31, 2022, the Bank had operating right of use assets of $6.2 million and operating lease liabilities of $6.3 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of March 31, 2022 and 2021.

(Dollars in thousands)
	March 31,2022	March 31,2021

Operating lease cost	$189	$195

Other information:
Cash paid for amounts included in the measurement of lease liabilities	575	189
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	1,759	-
Weighted-average remaining lease term - operating leases	8.92	6.95
Weighted-average discount rate - operating leases	2.04%	2.69%

The following table presents lease maturities as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	March 31, 2022	December 31, 2021

2022	$690	$740
2023	922	746
2024	867	691
2025	812	635
2026	694	518
Thereafter	2,975	1,838
Total	6,960	5,168
Less: Imputed Interest	(685)	(491)
Operating Lease Liability	$6,275	$4,677

(7)  Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued. Management has concluded that there were no material subsequent events.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors in the Company’s Annual Report of Form 10-K and the Company’s Consolidated Financial Statements and Notes thereto on pages A-28 through A-69 of the Company’s 2021 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2022 Annual Meeting of Shareholders.

Introduction

Management’s discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Wake, Rowan and Forsyth counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation.

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

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rates, market and monetary fluctuations. Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that (1) local employers may be required to eliminate employment positions of individual borrowers, and (2) small businesses and commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating the allowance for loan and lease losses (“ALLL”, “allowance for loan losses”, or “allowance”) and changes in these economic factors could result in increases or decreases to the provision for loan losses.

COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events generally had an adverse effect on business and consumer confidence and the Company and its customers. On March 3, 2020, the Federal Reserve Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to a range of 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic had an adverse effect on the Company’s financial condition and results of operations. Prior to the occurrence of the COVID-19 pandemic, economic conditions, while not as robust as the economic conditions during the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. See “COVID-19 Impact” below for additional information regarding the impact of the COVID-19 pandemic on the Company’s business. On March 16, 2022 the FOMC increased the target federal funds rate by 25 basis points to a range of 0.25% to 0.50%.

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

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in North Carolina where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. In North Carolina, schools closed for the remainder of the 2019-2020 academic year, businesses were ordered to temporarily close or reduce their business operations to accommodate social distancing and shelter in place requirements, non-critical healthcare services were significantly curtailed and unemployment levels rose. Since the initial shut down in March 2020, phased reopening plans began in mid-May of 2020 and continued throughout 2021. While COVID-19 cases and restrictions are currently decreasing, we are unable to predict if COVID-19 cases will continue to decrease, if additional policies, procedures, restrictions, limitations and mandates will be implemented requiring employees to be vaccinated and/or be subject to regular COVID-19 testing and the impact that the foregoing will have on businesses, including the business of the Company and its customers.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The FOMC decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020.

•	On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the PPP loan program, subject to certain limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $320 billion in funding for PPP loans was authorized. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act reopened and expanded the PPP loan program. The changes to the PPP loan program allowed new borrowers to apply for a loan under the original PPP loan program and the creation of an additional PPP loan for eligible borrowers. The Economic Aid Act also revised certain PPP requirements, including aspects of loan forgiveness on existing PPP loans. Under the Economic Aid Act, the PPP loan program was set to expire on March 31, 2021; however, the PPP Extension Act which was signed into law on March 30, 2021 extended the PPP loan program until May 31, 2021. The Bank participated as a lender in the PPP loan program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDR loans”) for a limited period of time to account for the effects of COVID-19. See Note 3 of the financial statements for additional disclosure of loan modifications as of March 31, 2022.

•	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the financial statements for additional disclosure of loan modifications as of December 31, 2021.

•	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small-and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. The Bank did not participate in the MSELF or MSNLF.

•	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, issued a stream of guidance in response to the COVID-19 pandemic and taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regular institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also acted to mitigate the deposit insurance assessment effects of participating in the PPP loan program and the Federal Reserve's PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

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

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	On March 13, 2020 we enacted our Pandemic Plan. We used available physical resources to achieve appropriate social distancing protocols in all facilities; in addition, we established mandatory remote work through June 30, 2021 to isolate certain personnel essential to critical business continuity operations. We also expanded and tested remote access for the core banking system, funds transfer and loan operations.

•	We continue to actively work with loan customers to evaluate prudent loan modification terms.

•	We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

•	We were a participating lender in the PPP loan program. We believed it was our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities.

•	On March 19, 2020, we restricted branch customer activity to drive-up and appointment only services. Branch lobbies were reopened on May 20, 2020. One small branch located in an assisted living facility was permanently closed effective December 31, 2020 due to limited lobby space and COVID-19 restrictions. All business functions continue to be operational. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. While the majority of employees are now working on-site, some employees whose job responsibilities can be effectively carried out remotely continue to work from home. Employees working on-site are observing current public health guidelines. Effective August 19, 2021, the Company implemented mask requirements for employees. On January 6, 2022, we restricted branch customer activity to drive-up and appointment only services due to an increase in COVID-19 cases.

Summary of Significant Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. The following is a summary of some of the more subjective and complex accounting policies of the Company. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2021 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2022 Annual Meeting of Shareholders.

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

Many of the Company’s assets and liabilities are recorded using various techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques. The Company’s internal models generally involve present value of cash flow techniques. The various techniques are discussed in greater detail elsewhere in this management’s discussion and analysis and the Notes to the Consolidated Financial Statements. Fair value of the Company’s financial instruments is discussed in Note 5 of the Notes to Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the accompanying consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Results of Operations

Summary.Net earnings were $3.5 million or $0.63 per share and $0.61 per diluted share for the three months ended March 31, 2022, as compared to $4.1 million or $0.73 per share and $0.71 per diluted share for the prior year period. The decrease in first quarter net earnings is primarily the result of a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income compared to the three months ended March 31, 2021, as discussed below.

The annualized return on average assets was 0.85% for the three months ended March 31, 2022, compared to 1.14% for the same period one year ago, and annualized return on average shareholders’ equity was 10.10% for the three months ended March 31, 2022, compared to 11.99% for the same period one year ago.

Net Interest Income. Net interest income, the major component of the Company’s net income, is the amount by which interest and fees generated by interest-earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets, and represents the Company’s net yield on its interest-earning assets.

Net interest income was $10.7 million for the three months ended March 31, 2022, compared to $11.1 million for the three months ended March 31, 2021. The decrease in net interest income is due to a $593,000 decrease in interest income, which was partially offset by a $152,000 decrease in interest expense. The decrease in interest income is primarily due to a $922,000 decrease in interest income and fees on loans, which was partially offset by an increase in interest income on investment securities. The decrease in interest income and fees on loans is primarily due to a decrease in total loans and a decrease in fee income on SBA PPP loans. The increase in interest income on investment securities is primarily due to additional securities purchased from an increase in cash resulting from increased deposits. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.

Interest income was $11.3 million for the three months ended March 31, 2022, compared to $11.9 million for the three months ended March 31, 2021. The decrease in interest income is primarily due to a $922,000 decrease in interest income and fees on loans, which was partially offset by an increase in interest income on investment securities. The decrease in interest income and fees on loans is primarily due to a decrease in total loans and a decrease in fee income on SBA PPP loans. The Bank recognized $600,000 and $999,000 of PPP loan fee income for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively. During the three months ended March 31, 2022, average loans decreased $62.0 million to $885.2 million from $947.2 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, average PPP loans decreased $63.3 million to $10.3 million from $73.6 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, average investment securities available for sale increased $148.4 million to $413.3 million from $264.9 million for the three months ended March 31, 2021. The average yield on loans for the three months ended March 31, 2022 and 2021 was 4.46% and 4.57%, respectively. The average yield on investment securities available for sale was 1.49% and 1.96% for the three months ended March 31, 2022 and 2021, respectively. The average yield on earning assets was 2.96% and 3.55% for the three months ended March 31, 2022 and 2021, respectively.

 Interest expense was $663,000 for the three months ended March 31, 2022, compared to $815,000 for the three months ended March 31, 2021. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities. During the three months ended March 31, 2022, average interest-bearing non-maturity deposits increased $127.4 million to $799.3 million from $671.9 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, average certificates of deposit decreased $7.6 million to $100.4 million from $108.0 million for the three months ended March 31, 2021. The average rate paid on interest-bearing checking and savings accounts was 0.20% and 0.30% for the three months ended March 31, 2022 and 2021, respectively. The average rate paid on certificates of deposit was 0.59% for the three months ended March 31, 2022, compared to 0.80% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.28% for the three months ended March 31, 2022, compared to 0.40% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2022 and 2021. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended March 31, 2022 and 2021 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	March 31, 2022			March 31, 2021
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$885,159	$9,742	4.46%	$947,205	$10,664	4.57%
Investments - taxable	288,532	1,005	1.41%	161,029	539	1.36%
Investments - nontaxable*	128,873	561	1.77%	108,466	804	3.01%
Other	259,613	111	0.17%	159,495	35	0.09%

Total interest-earning assets	1,562,177	11,419	2.96%	1,376,195	12,042	3.55%

Non-interest earning assets:
Cash and due from banks	34,030			29,965
Allowance for loan losses	(9,390)			(9,928)
Other assets	55,324			64,601

Total assets	$1,642,141			$1,460,833

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$799,327	$403	0.20%	$671,883	$497	0.30%
Time deposits	100,364	147	0.59%	108,024	212	0.80%
Junior subordinated debentures	15,464	75	1.97%	15,464	71	1.86%
Other	38,471	38	0.40%	27,372	35	0.52%

Total interest-bearing liabilities	953,626	663	0.28%	822,743	815	0.40%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	538,961			488,883
Other liabilities	10,950			9,841
Shareholders' equity	138,604			139,366

Total liabilities and shareholders' equity	$1,642,141			$1,460,833

Net interest spread		$10,756	2.68%		$11,227	3.15%

Net yield on interest-earning assets			2.79%			3.31%

Taxable equivalent adjustment
Investment securities		$90			$120

Net interest income		$10,666			$11,107

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $14.1 million in 2022 and $26.7 million in 2021.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2022 and 2021.

Changes in interest income and interest expense can result from variances in both volume and rates. The following table describes the impact on the Company’s tax equivalent net interest income resulting from changes in average balances and average rates for the periods indicated. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Three months ended March 31, 2022 compared to three months ended March 31, 2021			Three months ended March 31, 2021 compared to three months ended March 31, 2020
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$(691)	(231)	(922)	1,012	(1,028)	(16)
Investments - taxable	435	31	466	419	(501)	(82)
Investments - nontaxable	120	(363)	(243)	(29)	(106)	(135)
Federal funds sold	-	-	-	(62)	(61)	(123)
Other	32	44	76	193	(201)	(8)
Total interest income	(104)	(519)	(623)	1,533	(1,897)	(364)

Interest expense:
NOW, MMDA & savings deposits	79	(173)	(94)	132	(160)	(28)
Time deposits	(13)	(52)	(65)	4	(69)	(65)
FHLB borrowings	-	-	-	(33)	(32)	(65)
Trust preferred securities	-	4	4	-	(59)	(59)
Other	13	(10)	3	7	(15)	(8)
Total interest expense	79	(231)	(152)	110	(335)	(225)
Net interest income	$(183)	(288)	(471)	1,423	(1,562)	(139)

Provision for Loan Losses.The provision for loan losses for the three months ended March 31, 2022 was $71,000, compared to a recovery of $455,000 for the three months ended March 31, 2021. The increase in the provision for loan losses is primarily attributable to an increase in reserves on loans in a pool that had once been given payment modifications as a result of the COVID-19 pandemic, and an increase in reserves due to a net increase in the volume of loans in the general reserve pool. Loans that were previously modified have been separated from the pools for the general reserve to recognize their heightened susceptibility to an environment still affected by the spread of the virus. Separating the previously modified loans into their own pool allows for more specific reserving factors to be considered that would not be applicable to loans in the pools for the general reserve. There were no loans with modifications as a result of the COVID-19 pandemic at March 31, 2022 and December 31, 2021. The Bank continues to track all loans that were previously modified as a result of the COVID-19 pandemic. The loan balances associated with COVID-19 pandemic related modifications have been grouped into their own pool within the Bank’s ALLL model as management considers that they have a higher likelihood of risk, and a higher reserve rate has been applied to that pool. Loans included in this pool totaled $82.2 million and $88.7 million at March 31, 2022 and December 31, 2021, respectively. The full effects of stimulus in the current environment are still unknown, and additional losses in this pool of loans may be present but not as yet identified. Loan payment modifications associated with the COVID-19 pandemic are not classified as TDR due to Section 4013 of the CARES Act, which provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.

Non-Interest Income. Total non-interest income was $7.0 million for the three months ended March 31, 2022, compared to $5.9 million for the three months ended March 31, 2021. The increase in non-interest income is primarily attributable to a $1.7 million increase in appraisal management fee income due to an increase in the volume of appraisals, which was partially offset by a $670,000 decrease in mortgage banking income due to a decrease in mortgage loan volume and additional mortgage loans being retained for the Bank’s portfolio.

Non-Interest Expense. Total non-interest expense was $13.3 million for the three months ended March 31, 2022, compared to $12.3 million for the three months ended March 31, 2021. The increase in non-interest expense is primarily attributable to a $1.3 million increase in appraisal management fee expense due to an increase in the volume of appraisals, which was partially offset by a $334,000 decrease in salaries and employee benefits expense primarily due to a decrease in insurance costs.

Income Taxes.Income tax expense was $848,000 for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021. The effective tax rate was 19.72% for the three months ended March 31, 2022, compared to 20.24% for the three months ended March 31, 2021.

Analysis of Financial Condition

Investment Securities.Available for sale securities were $408.0 million at March 31, 2022, compared to $406.5 million at December 31, 2021. Average investment securities available for sale for the three months ended March 31, 2022 were $413.3 million, compared to $349.6 million for the year ended December 31, 2021.

Loans. At March 31, 2022, loans were $889.8 million, compared to $884.9 million at December 31, 2021. The Bank had $6.6 million and $18.0 million in PPP loans at March 31, 2022 and December 31, 2021, respectively. Average loans represented 57% and 61% of average earning assets for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

The Bank had $885,000 and $3.6 million in mortgage loans held for sale as of March 31, 2022 and December 31, 2021, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At March 31, 2022, the Bank had $87.1 million in residential mortgage loans, $87.1 million in home equity loans and $516.1 million in commercial mortgage loans, which include $399.3 million secured by commercial property and $116.8 million secured by residential property. Residential mortgage loans at March 31, 2022 include $22.1 million in non-traditional mortgage loans from the former Banco division of the Bank. At December 31, 2021, the Bank had $101.5 million in residential mortgage loans, $85.6 million in home equity loans and $494.4 million in commercial mortgage loans, which include $381.0 million secured by commercial property and $113.4 million secured by residential property. Residential mortgage loans include $23.1 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

Past due TDR loans and non-accrual TDR loans totaled $3.3 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at March 31, 2022 and December 31, 2021.

There were no new TDR modifications during the three months ended March 31, 2022 and 2021.

Allowance for Loan Losses (ALLL). The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered are:

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third-party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Board of Directors of the Bank (“Bank Board”)reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates loan relationships greater than or equal to $1.5 million as well as a periodic sample of commercial relationships with exposures below $1.5 million, excluding loans in default, and loans in process of litigation or liquidation. The third party’s evaluation and report is shared with management and the Bank Board.

Management considers certain commercial loans with weak credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk.

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in estimating the allowance. The provision for loan losses charged or credited to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance.

The allowance is comprised of three components: specific reserves, general reserves and unallocated reserves. After a loan has been identified as impaired, management measures impairment. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Bank’s loss exposure for each credit, given the appraised value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

The general allowance reflects reserves established under GAAP for collective loan impairment. These reserves are based upon historical net charge-offs using the greater of the last two, three, four, or five years’ loss experience. This charge-off experience may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves. Qualitative factors applied in the Bank’s ALLL model include the impact to the economy from the COVID-19 pandemic and reserves on loans with payment modifications as a result of the COVID-19 pandemic. At March 31, 2022 and December 31, 2021, there were no loans with existing modifications as a result of the COVID-19 pandemic. At March 31, 2022, the Bank continues to maintain a pool of loans that were previously modified as a result of the COVID-19 pandemic. The loan balances associated with those loans that were previously modified as a result of the COVID-19 pandemic related modifications have been grouped into their own pool within the Bank’s ALLL model as management considers that they have a higher risk profile, and a higher reserve rate has been applied to this pool. Loans included in this pool totaled $82.2 million and $88.7 million at March 31, 2022 and December 31, 2021, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

PPP loans are excluded from the allowance as PPP loans are 100 percent guaranteed by the SBA.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations. Management believes it has established the allowance for credit losses pursuant to GAAP, and has taken into account the views of its regulators and the current economic environment. Management considers the allowance adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of the date of the financial statements. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company.

	Percentage of Loans
	By Risk Grade
Risk Grade	31-3-22	31-12-21
Risk Grade 1 (Excellent Quality)	0.46%	0.78%
Risk Grade 2 (High Quality)	19.33%	19.12%
Risk Grade 3 (Good Quality)	71.39%	70.41%
Risk Grade 4 (Management Attention)	7.25%	7.70%
Risk Grade 5 (Watch)	0.83%	1.23%
Risk Grade 6 (Substandard)	0.74%	0.76%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At March 31, 2022, including non-accrual loans, there were no relationships exceeding $1.0 million in the Watch and Substandard risk grades.

Non-performing Assets.Non-performing assets totaled $3.3 million at March 31, 2022 or 0.20% of total assets, compared to $3.2 million or 0.20% of total assets at December 31, 2021. Non-accrual loans were $3.3 million at March 31, 2022 and $3.2 million at December 31, 2021. As a percentage of total loans outstanding, non-accrual loans were 0.37% at March 31, 2022 and December 31, 2021, respectively. Non-performing assets include $3.3 million in commercial and residential mortgage loans and $8,000 in other loans at March 31, 2022, compared to $3.2 million in commercial and residential mortgage loans, $51,000 in other loans at December 31, 2021. The Bank had no loans 90 days past due and still accruing at March 31, 2022 and December 31, 2021. The Bank had no other real estate owned at March 31, 2022 and December 31, 2021.

Deposits.Total deposits at March 31, 2022 were $1.5 billion compared to $1.4 billion at December 31, 2021. Core deposits, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $1.4 billion at March 31, 2022 and December 31, 2021.

Borrowed Funds.There were no FHLB borrowings outstanding at March 31, 2022 and December 31, 2021.

Securities sold under agreements to repurchase were $34.8 million at March 31, 2022, compared to $37.1 million at December 31, 2021.

Junior Subordinated Debentures (related to Trust Preferred Securities).Junior subordinated debentures were $15.5 million at March 31, 2022 and December 31, 2021.

In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company. The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay the trust preferred securities issued in December 2001 by PEBK Capital Trust, a wholly owned Delaware statutory trust of the Company, and for general purposes. The debentures represent the sole assets of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements.

The trust preferred securities issued by PEBK Trust II accrue and pay interest quarterly at a floating rate of three-month LIBOR plus 163 basis points. The Company has guaranteed distributions and other payments due on the trust preferred securities. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 28, 2036. The Company has the right to redeem the debentures purchased by PEBK Trust II, in whole or in part, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount plus any accrued but unpaid interest.

The Company has no financial instruments tied to LIBOR other than the trust preferred securities issued by PEBK Trust II, which are tied to three-month LIBOR. The one-week and two-month U.S. dollar-denominated (USD) LIBOR rates ceased to be published on December 31, 2021. The overnight, one-month, three-month, nine-month, and 12-month USD LIBOR rates will continue to be published through June 30, 2023.

Asset Liability and Interest Rate Risk Management.The objective of the Company’s Asset Liability and Interest Rate Risk strategies is to identify and manage the sensitivity of net interest income to changing interest rates and to minimize the interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities. This is done in conjunction with the need to maintain adequate liquidity and the overall goal of maximizing net interest income.

The Company manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Committee (“ALCO”) of the Bank. The ALCO meets quarterly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company. ALCO seeks to minimize interest rate risk between interest-earning assets and interest-bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements. The ability to control these fluctuations has a direct impact on the profitability of the Company. Management monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2022 totaled $1.6 billion, exceeding average rate sensitive liabilities of $953.6 million by $608.6 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of March 31, 2022.

Included in the rate sensitive assets are $185.0 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At March 31, 2022, the Company had $115.9 million in loans with interest rate floors. The floors were in effect on $74.5 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.64% higher than the indexed rate on the promissory notes without interest rate floors.

Liquidity.The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2022, such unfunded commitments to extend credit were $317.9 million, while commitments in the form of standby letters of credit totaled $4.9 million. As of December 31, 2021, such unfunded commitments to extend credit were $304.3 million, while commitments in the form of standby letters of credit totaled $4.9 million.

                The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2022, the Bank’s core deposits totaled $1.4 billion, or 98.26% of total deposits. As of December 31, 2021, the Bank’s core deposits totaled $1.4 billion, or 98.14% of total deposits.

                The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Bank’s ratio of wholesale funding to total assets was 0.67% and 0.68% as of March 31, 2022 and December 31, 2021, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at March 31, 2022 and December 31, 2021. At March 31, 2022, the carrying value of loans pledged as collateral to the FHLB totaled $136.4 million compared to $137.4 million at December 31, 2021. The remaining availability under the line of credit with the FHLB was $87.0 million at March 31, 2022 compared to $90.9 million at December 31, 2021. The Bank had no borrowings from the FRB at March 31, 2022 or December 31, 2021. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2022, the carrying value of loans pledged as collateral to the FRB totaled $496.8 million compared to $475.2 million at December 31, 2021. Availability under the line of credit with the FRB was $392.9 million and $346.20 million at March 31, 2022 and December 31, 2021, respectively.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2022.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 43.65% at March 31, 2022 and 43.28% at December 31, 2021. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2022 and December 31, 2021.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of March 31, 2022 and December 31, 2021 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Contractual Cash Obligations
Junior subordinated debentures	$15,464	15,464
Operating lease obligations	6,948	5,168
Total	$22,412	20,632
Other Commitments
Commitments to extend credit	$317,862	304,258
Standby letters of credit and financial guarantees written	4,873	4,892
SBIC Investments	2,029	2,204
Income tax credits	101	101
Total	$324,865	311,455

Capital Resources. Shareholders’ equity was $125.4 million, or 7.54% of total assets, at March 31, 2022, compared to $142.4 million, or 8.77% of total assets, at December 31, 2021. The decrease in shareholders’ equity is primarily due to an increase in the unrealized loss on investment securities available for sale due to rate changes from December 31, 2021 to March 31, 2022.

Annualized return on average equity for the three months ended March 31, 2022 was 10.10%, compared to 11.99% for the three months ended March 31, 2021. Total cash dividends paid on common stock were $1.9 million and $930,000 for the three months ended March 31, 2022 and 2021, respectively.

In February of 2022, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $199,000, or 7,000 shares of its common stock, under this stock repurchase program as of March 31, 2022.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at March 31, 2022 and December 31, 2021. The Company’s Tier 1 capital ratio was 14.91% and 15.43% at March 31, 2022 and December 31, 2021, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.79% and 16.35% at March 31, 2022 and December 31, 2021, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.50% and 13.96% at March 31, 2022 and December 31, 2021, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 9.62% and 9.64% at March 31, 2022 and December 31, 2021, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.75% and 15.27% at March 31, 2022 and December 31, 2021, respectively. The total risk-based capital ratio for the Bank was 15.64% and 16.19% at March 31, 2022 and December 31, 2021, respectively. The Bank’s common equity Tier 1 capital ratio was 14.75% and 15.27% at March 31, 2022 and December 31, 2021, respectively. The Bank’s Tier 1 leverage capital ratio was 9.47% and 9.50% at March 31, 2022 and December 31, 2021, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Quantitative and Qualitative Disclosures About Market Risk from those previously disclosed in Item 7A of Part II of the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K filed with the SEC on March 18, 2022, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2022	1,123	$29.38	-	$2,000,000

February 1 - 28, 2022	1,077	29.00	-	$2,000,000

March 1 - 31, 2022	7,000	28.50	7,000	$1,800,500

Total	9,200	$29.05	7,000

(1) The Company purchased 2,200 shares on the open market in the three months ended March 31, 2022 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3) Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in February 2022 and expires in February 2023.

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

Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (3)(i)(d)	Articles of Amendment dated May 6, 2021, incorporated by reference to Exhibit (3)(i)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 18, 2022

Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and Exchange Commission on June 24, 2015

Exhibit (4)(i)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2022, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 6, 2022	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

May 6, 2022	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

