Form 10-Q
period 2022-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2022-08-05
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,641,030 shares of common stock, outstanding at July 31, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(Dollars in thousands)

	June 30,	December 31,
Assets	2022	2021
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements of $0 at both 6/30/22 and 12/31/21	$47,953	44,711
Interest-bearing deposits	175,754	232,788
Cash and cash equivalents	223,707	277,499

Investment securities available for sale	426,804	406,549
Other investments	2,791	3,668
Total securities	429,595	410,217

Mortgage loans held for sale	1,288	3,637

Loans	959,473	884,869
Less allowance for loan losses	(9,789)	(9,355)
Net loans	949,684	875,514

Premises and equipment, net	16,001	16,104
Cash surrender value of life insurance	17,500	17,365
Right of use lease asset	5,969	4,612
Accrued interest receivable and other assets	33,151	19,245
Total assets	$1,676,895	1,624,193

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$559,163	514,319
Interest-bearing demand, MMDA & savings	833,094	797,179
Time, $250,000 or more	30,856	26,333
Other time	70,857	74,917
Total deposits	1,493,970	1,412,748

Securities sold under agreements to repurchase	37,146	37,094
Junior subordinated debentures	15,464	15,464
Lease liability	6,043	4,677
Accrued interest payable and other liabilities	11,866	11,841
Total liabilities	1,564,489	1,481,824

Commitments

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,641,030 shares at June 30, 2022 and 5,661,569 shares at December 31, 2021	52,752	53,305
Common stock held by deferred compensation trust, at cost; 165,984 shares at June 30, 2022 and 162,193 shares at December 31, 2021	(2,099)	(1,992)
Deferred compensation	2,099	1,992
Retained earnings	92,741	88,968
Accumulated other comprehensive income (loss)	(33,087)	96
Total shareholders' equity	112,406	142,369

Total liabilities and shareholders' equity	$1,676,895	1,624,193

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$9,934	11,003	19,676	21,667
Interest on due from banks	442	48	553	83
Interest on investment securities:
U.S. Government sponsored enterprises	585	682	1,096	1,220
State and political subdivisions	1,010	758	1,953	1,397
Other	21	26	43	72
Total interest income	11,992	12,517	23,321	24,439

Interest expense:
NOW, MMDA & savings deposits	366	543	769	1,040
Time deposits	141	191	287	403
Junior subordinated debentures	103	71	178	142
Other	34	37	73	72
Total interest expense	644	842	1,307	1,657

Net interest income	11,348	11,675	22,014	22,782

Provision for (recovery of) loan losses	410	(226)	481	(681)

Net interest income after provision for loan losses	10,938	11,901	21,533	23,463

Non-interest income:
Service charges	1,374	910	2,542	1,836
Other service charges and fees	178	171	371	383
Mortgage banking income	99	723	299	1,593
Insurance and brokerage commissions	256	238	496	498
Appraisal management fee income	3,439	2,005	6,945	3,821
Gain on sale of other real estate	-	21	-	21
Miscellaneous	1,982	1,972	3,721	3,761
Total non-interest income	7,328	6,040	14,374	11,913

Non-interest expense:
Salaries and employee benefits	6,443	5,666	12,292	11,849
Occupancy	1,932	1,939	3,848	3,892
Professional fees	455	435	828	772
Advertising	169	154	334	297
Debit card expense	322	264	598	496
FDIC Insurance	115	164	225	196
Appraisal management fee expense	2,757	1,634	5,529	3,090
Miscellaneous	2,050	1,876	3,930	3,808
Total non-interest expense	14,243	12,132	27,584	24,400

Earnings before income taxes	4,023	5,809	8,323	10,976

Income tax expense	806	1,194	1,654	2,240

Net earnings	$3,217	4,615	6,669	8,736

Basic net earnings per share	$0.59	0.82	1.21	1.55
Diluted net earnings per share	$0.57	0.80	1.18	1.51
Cash dividends declared per share	$0.18	0.16	0.51	0.32

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2022 and 2021

 (Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,217	4,615	6,669	8,736

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(19,268)	2,155	(43,081)	(1,870)

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gains (losses) on securities available for sale	(4,427)	495	(9,898)	(430)

Total other comprehensive income (loss), net of tax	(14,841)	1,660	(33,183)	(1,440)

Total comprehensive income (loss)	$(11,624)	6,275	(26,514)	7,296

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2021	5,661,569	$53,305	88,968	1,992	(1,992)	96	142,369

Common stock repurchase	(7,000)	(199)	-	-	-	-	(199)
Cash dividends declared on common stock	-	-	(1,877)	-	-	-	(1,877)
Restricted stock units exercised	1,461	41	-	-	-	-	41
Equity incentive plan, net	-	-	-	50	(50)	-	-
Net earnings	-	-	3,452	-	-	-	3,452
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(18,342)	(18,342)
Balance, March 31, 2022	5,656,030	$53,147	90,543	2,042	(2,042)	(18,246)	125,444

Common stock repurchase	(15,000)	(395)	-	-	-	-	(395)
Cash dividends declared on common stock	-	-	(1,019)	-	-	-	(1,019)
Equity incentive plan, net	-	-	-	57	(57)	-	-
Net earnings	-	-	3,217	-	-	-	3,217
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(14,841)	(14,841)
Balance, June 30, 2022	5,641,030	$52,752	92,741	2,099	(2,099)	(33,087)	112,406

Balance, December 31, 2020	5,787,504	$56,871	77,628	1,796	(1,796)	5,400	139,899

Common stock repurchase	-	-	-	-	-	-	-
Cash dividends declared on common stock	-	-	(930)	-	-	-	(930)
Restricted stock units exercised	1,662	39	-	-	-	-	39
Equity incentive plan, net	-	-	-	53	(53)	-	-
Net earnings	-	-	4,121	-	-	-	4,121
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(3,100)	(3,100)
Balance, March 31, 2021	5,789,166	56,910	80,819	1,849	(1,849)	2,300	140,029

Cash dividends declared on common stock	-	-	(930)	-	-	-	(930)
Equity incentive plan, net	-	-	-	52	(52)	-	-
Net earnings	-	-	4,615	-	-	-	4,615
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	1,660	1,660
Balance, June 30, 2021	5,789,166	$56,910	84,504	1,901	(1,901)	3,960	145,374

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

(Dollars in thousands)

	2022	2021
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$6,669	8,736
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	3,505	2,549
Provision for (recovery of) loan losses	481	(681)
Deferred income taxes	(21)	(18)
Gain on sale of other real estate	-	(21)
Restricted stock expense	(83)	(100)
Proceeds from sales of mortgage loans held for sale	16,428	54,006
Origination of mortgage loans held for sale	(14,079)	(50,368)
Change in:
Cash surrender value of life insurance	(200)	(196)
Right of use lease asset	369	406
Other assets	(3,946)	92
Lease liability	(360)	(398)
Other liabilities	108	2,405

Net cash provided by operating activities	8,871	16,412

Cash flows from investing activities:
Purchases of investment securities available for sale	(96,357)	(141,780)
Proceeds from sales, calls and maturities of investment securities available for sale	7,870	5,300
Proceeds from paydowns of investment securities available for sale	22,840	11,073
Proceeds from paydowns on other investments	982	88
Redemptions (purchases) of FHLB stock	(105)	331
Net change in loans	(74,651)	60,339
Purchases of premises and equipment	(1,091)	(339)
Proceeds from sale of other real estate and repossessions	-	149
Proceeds from bank owned life insurance	65	-

Net cash used by investing activities	(140,447)	(64,839)

Cash flows from financing activities:
Net change in deposits	81,222	170,968
Net change in securities sold under agreement to repurchase	52	5,048
Common stock repurchased	(594)	-
Cash dividends paid on common stock	(2,896)	(1,860)

Net cash provided by financing activities	77,784	174,156

Net change in cash and cash equivalents	(53,792)	125,729

Cash and cash equivalents at beginning of period	277,499	161,580

Cash and cash equivalents at end of period	$223,707	287,309

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2022 and 2021

(Dollars in thousands)

	2022	2021
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,293	1,653
Income taxes	$2,319	2,000

Noncash investing and financing activities:
Change in unrealized gain on investment securities available for sale, net	$(33,183)	(1,440)
Issuance of accrued restricted stock units	$41	39
Transfer of premises and equipment to other assets held for sale	$-	408
Initial recognition of lease right-of-use asset and lease liability	$1,726	-

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of June 30, 2022, which may impact the Company’s financial statements.

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
ASU 2022-02: Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

Eliminates the guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 2 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination.

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

(2)  Investment Securities

Investment securities available for sale at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)
	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$10,940	-	882	10,058
U.S. Government sponsored enterprises	13,192	-	499	12,693
Mortgage-backed securities	263,904	538	16,243	248,199
State and political subdivisions	181,722	91	25,959	155,854
Total	$469,758	629	43,583	426,804

(Dollars in thousands)
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$7,964	-	75	7,889
U.S. Government sponsored enterprises	14,252	200	185	14,267
Mortgage-backed securities	218,402	1,769	3,019	217,152
State and political subdivisions	165,804	3,694	2,257	167,241
Total	$406,422	5,663	5,536	406,549

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2022 and December 31, 2021 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$10,058	882	-	-	10,058	882
U.S. Government sponsored enterprises	5,261	337	7,432	162	12,693	499
Mortgage-backed securities	179,160	12,653	34,152	3,590	213,312	16,243
State and political subdivisions	129,621	21,403	15,128	4,556	144,749	25,959
Total	$324,100	35,275	56,712	8,308	380,812	43,583

(Dollars in thousands)
	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$7,889	75	-	-	7,889	75
U.S. Government sponsored enterprises	5,232	15	3,263	170	8,495	185
Mortgage-backed securities	131,483	2,477	19,632	542	151,115	3,019
State and political subdivisions	80,076	1,981	5,922	276	85,998	2,257
Total	$224,680	4,548	28,817	988	253,497	5,536

At June 30, 2022, unrealized losses in the investment securities portfolio relating to debt securities totaled $43.6 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the June 30, 2022 tables above, all three U.S. Treasury securities, 143 out of 164 securities issued by state and political subdivisions and 104 out of 124 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed. At December 31, 2021, unrealized losses in the investment securities portfolio relating to debt securities totaled $5.5 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2021 tables above, both of the U.S. Treasury securities, 70 of the 146 securities issued by state and political subdivisions contained unrealized losses and 54 of the 99 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2022
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$1,413	1,419
Due from one to five years	9,605	9,529
Due from five to ten years	74,859	68,680
Due after ten years	119,977	98,977
Mortgage-backed securities	263,904	248,199
Total	$469,758	426,804

No securities available for sale were sold during the three and six months ended June 30, 2022 and 2021.

Securities with a fair value of approximately $98.5 million and $98.6 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3) Loans

Major classifications of loans at June 30, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)
	June 30, 2022	December 31, 2021
Real estate loans:
Construction and land development	$103,241	95,760
Single-family residential	292,685	266,111
Single-family residential -
Banco de la Gente non-traditional	21,378	23,147
Commercial	386,368	337,841
Multifamily and farmland	62,687	58,366
Total real estate loans	866,359	781,225

Loans not secured by real estate:
Commercial loans	70,691	91,172
Farm loans	1,006	796
Consumer loans	6,284	6,436
All other loans	15,133	5,240

Total loans	959,473	884,869

Less allowance for loan losses	(9,789)	(9,355)

Total net loans	$949,684	875,514

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2022 and December 31, 2021:

June 30, 2022
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$43	-	43	103,198	103,241	-
Single-family residential	1,009	370	1,379	291,306	292,685	-
Single-family residential -
Banco de la Gente non-traditional	514	171	685	20,693	21,378	-
Commercial	250	-	250	386,118	386,368	-
Multifamily and farmland	-	-	-	62,687	62,687	-
Total real estate loans	1,816	541	2,357	864,002	866,359	-

Loans not secured by real estate:
Commercial loans	99	-	99	70,592	70,691	-
Farm loans	-	-	-	1,006	1,006	-
Consumer loans	123	-	123	6,161	6,284	-
All other loans	7	-	7	15,126	15,133	-
Total loans	$2,045	541	2,586	956,887	959,473	-

December 31, 2021
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	-	-	95,760	95,760	-
Single-family residential	2,323	634	2,957	263,154	266,111	-
Single-family residential -
Banco de la Gente non-traditional	2,593	112	2,705	20,442	23,147	-
Commercial	488	-	488	337,353	337,841	-
Multifamily and farmland	-	-	-	58,366	58,366	-
Total real estate loans	5,404	746	6,150	775,075	781,225	-

Loans not secured by real estate:
Commercial loans	43	-	43	91,129	91,172	-
Farm loans	-	-	-	796	796	-
Consumer loans	38	-	38	6,398	6,436	-
All other loans	-	-	-	5,240	5,240	-
Total loans	$5,485	746	6,231	878,638	884,869	-

The following table presents non-accrual loans as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)
	June 30, 2022	December 31, 2021
Real estate loans:
Construction and land development	$-	-
Single-family residential	1,914	1,642
Single-family residential -
Banco de la Gente non-traditional	1,416	1,232
Commercial	137	200
Multifamily and farmland	98	105
Total real estate loans	3,565	3,179

Loans not secured by real estate:
Commercial loans	-	49
Consumer loans	21	2
Total	$3,586	3,230

At each reporting period, the Bank determines which loans are impaired. Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral less estimated selling costs. The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank. REAS is staffed by certified appraisers that also perform appraisals for other companies. Factors, including the assumptions and techniques utilized by the appraiser, are considered by management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows. If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s Troubled Debt Restructurings (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment. Impaired loans were $16.5 million, $18.3 million and $19.7 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. Interest income recognized on accruing impaired loans was $433,000, $1.0 million, and $536,000 for the six months ended June 30, 2022, the year ended December 31, 2021 and the six months ended June 30, 2021, respectively. Interest income recognized on accruing impaired loans was $217,000 and $253,000 for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively. No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of June 30, 2022:

June 30, 2022
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$62	-	62	62	1
Single-family residential	4,177	514	3,378	3,892	61
Single-family residential -
Banco de la Gente non-traditional	11,022	-	10,356	10,356	654
Commercial	2,020	429	1,520	1,949	10
Multifamily and farmland	108	-	98	98	-
Total impaired real estate loans	17,389	943	15,414	16,357	726

Loans not secured by real estate:
Commercial loans	146	-	145	145	1
Consumer loans	24	-	23	23	-
Total impaired loans	$17,559	943	15,582	16,525	727

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2022 and 2021.

(Dollars in thousands)
	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$65	1	91	1	68	3	97	3
Single-family residential	1,231	51	6,100	57	1,015	99	5,731	118
Single-family residential -
Banco de la Gente stated income	13,273	135	10,835	160	13,927	273	11,407	337
Commercial	1,984	26	2,682	29	2,004	50	2,779	64
Multifamily and farmland	100	1	113	1	102	3	114	2
Total impaired real estate loans	16,653	214	19,821	248	17,116	428	20,128	524

Loans not secured by real estate:
Commercial loans	151	2	315	5	174	4	362	11
Farm loans (non RE)	-	-	-	-		-		-
Consumer loans	16	1	15	-	12	1	22	1
Total impaired loans	$16,820	217	20,151	253	17,302	433	20,512	536

The following table presents impaired loans as of and for the year ended December 31, 2021:

December 31, 2021
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance	Average Outstanding Impaired Loans	YTD Interest Income Recognized
Real estate loans:
Construction and land development	$73	-	73	73	3	82	6
Single-family residential	5,138	524	4,374	4,898	86	6,017	253
Single-family residential -
Banco de la Gente non-traditional	11,753	-	10,922	10,922	687	10,325	609
Commercial	2,138	435	1,608	2,043	11	2,385	109
Multifamily and farmland	113	-	105	105	-	110	6
Total impaired real estate loans	19,215	959	17,082	18,041	787	18,919	983

Loans not secured by real estate:
Commercial loans	282	49	170	219	2	271	19
Consumer loans	8	-	4	4	-	11	1
Total impaired loans	$19,505	1,008	17,256	18,264	789	19,201	1,003

Impaired loans collectively evaluated for impairment totaled $5.1 million at June 30, 2022 and December 31, 2021 and are included in the tables above. Allowance on impaired loans collectively evaluated for impairment totaled $44,000 and $52,000 at June 30, 2022 and December 31, 2021, respectively.

The following tables present changes in the allowance for loan losses for the three and six months ended June 30, 2022 and 2021. Unallocated balances in the following tables include allowance for loan losses based on qualitative factors such as economic outlook, concentrations of credit, interest rate risk and loan volume trends. Paycheck Protection Program ("PPP") loans are excluded from the allowance for loan losses as PPP loans are 100 percent guaranteed by the Small Business Administration (“SBA”).

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2022:
Allowance for loan losses:
Beginning balance	$1,193	2,013	864	2,234	150	711	-	110	2,080	9,355
Charge-offs	-	(31)	-	-	-	(7)	-	(246)	-	(284)
Recoveries	-	127	-	4	-	55	-	51	-	237
Provision	79	62	(51)	918	7	(126)	-	301	(709)	481
Ending balance	$1,272	2,171	813	3,156	157	633	-	216	1,371	9,789

Three months ended June 30, 2022:
Allowance for loan losses:
Beginning balance	$1,163	2,095	841	3,011	147	646	-	128	1,395	9,426
Charge-offs	-	-	-	-	-	(3)	-	(121)	-	(124)
Recoveries	-	10	-	2	-	36	-	29	-	77
Provision	109	66	(28)	143	10	(46)	-	180	(24)	410
Ending balance	$1,272	2,171	813	3,156	157	633	-	216	1,371	9,789

Allowance for loan losses at June 30, 2022:
Ending balance: individually
evaluated for impairment	$-	37	640	6	-	-	-	-	-	683
Ending balance: collectively
evaluated for impairment	1,272	2,134	173	3,150	157	633	-	216	1,371	9,106
Ending balance	$1,272	2,171	813	3,156	157	633	-	216	1,371	9,789

Loans at June 30, 2022:
Ending balance	$103,241	292,685	21,378	386,368	62,687	70,691	1,006	21,417	-	959,473

Ending balance: individually
evaluated for impairment	$-	845	9,214	1,413	-	-	-	-	-	11,472
Ending balance: collectively
evaluated for impairment	$103,241	291,840	12,164	384,955	62,687	70,691	1,006	21,417	-	948,001

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2021:
Allowance for loan losses:
Beginning balance	$1,196	1,843	1,052	2,212	122	1,345	-	128	2,010	9,908
Charge-offs	-	-	-	-	-	(78)	-	(158)	-	(236)
Recoveries	90	78	-	48	-	6	-	74	-	296
Provision	(248)	(198)	(72)	(80)	26	(277)	-	45	123	(681)
Ending balance	$1,038	1,723	980	2,180	148	996	-	89	2,133	9,287

Three months ended June 30, 2021:
Allowance for loan losses:
Beginning balance	$1,061	1,850	1,033	2,252	145	1,244	-	91	1,856	9,532
Charge-offs	-	-	-	-	-	(78)	-	(73)	-	(151)
Recoveries	40	18	-	36	-	-	-	38	-	132
Provision	(63)	(145)	(53)	(108)	3	(170)	-	33	277	(226)
Ending balance	$1,038	1,723	980	2,180	148	996	-	89	2,133	9,287

Allowance for loan losses at June 30, 2021:
Ending balance: individually
evaluated for impairment	$1	5	790	10	-	-	-	-	-	806
Ending balance: collectively
evaluated for impairment	1,037	1,718	190	2,170	148	996	-	89	2,133	8,481
Ending balance	$1,038	1,723	980	2,180	148	996	-	89	2,133	9,287

Loans at June 30, 2021:
Ending balance	$90,579	257,901	25,198	340,216	59,142	104,506	742	10,076	-	888,360

Ending balance: individually
evaluated for impairment	$6	1,426	10,722	1,741	-	59	-	-	-	13,954
Ending balance: collectively
evaluated for impairment	$90,573	256,475	14,476	338,475	59,142	104,447	742	10,076	-	874,406

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of June 30, 2022 and December 31, 2021:

June 30, 2022
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	3,556	-	-	-	1,381	-	564	-	5,501
2- High Quality	18,945	116,720	-	31,456	18	15,391	-	1,923	1,530	185,983
3- Good Quality	81,150	156,099	8,053	324,117	60,121	51,572	1,005	3,508	13,317	698,942
4- Management Attention	3,018	11,599	9,627	27,554	1,922	1,473	1	259	137	55,590
5- Watch	66	1,199	1,282	2,675	528	874	-	1	149	6,774
6- Substandard	62	3,512	2,416	566	98	-	-	29	-	6,683
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$103,241	292,685	21,378	386,368	62,687	70,691	1,006	6,284	15,133	959,473

There were no new TDR modifications during the three and six months ended June 30, 2022 and 2021.

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

There were no loans modified as TDR loans that defaulted during the six months ended June 30, 2022 and 2021, which were within 12 months of their modification date.

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders, subject to certain limitations and eligibility criteria. A second round of PPP funding provided a total of $320 billion additional funding for the PPP. The Bank participated as a lender in the PPP. Total PPP loans originated during the years ended December 31, 2020 and 2021 amounted to $128.1 million. The outstanding balance of PPP loans was $1.4 million and $18.0 million at June 30, 2022 and December 31, 2021, respectively, classified as commercial loans in the tables above. The Bank recognized $293,000 and $1.5 million of PPP loan fee income for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively. The Bank recognized $893,000 and $2.5 million of PPP loan fee income for the six months ended June 30, 2022 and six months ended June 30, 2021, respectively.

(4) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2022 and 2021 is as follows:

For the three months ended June 30, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,217	5,481,899	$0.59
Effect of dilutive securities:
Restricted stock units - unvested		14,879
Shares held in deferred comp plan
by deferred compensation trust		164,934
Diluted earnings per share	$3,217	5,661,712	$0.57

For the six months ended June 30, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$6,669	5,489,461	$1.21
Effect of dilutive securities:
Restricted stock units - unvested		14,024
Shares held in deferred comp plan
by deferred compensation trust		164,089
Diluted earnings per share	$6,669	5,667,574	$1.18

For the three months ended June 30, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,615	5,630,580	$0.82
Effect of dilutive securities:
Restricted stock units - unvested	-	12,683
Shares held in deferred comp plan
by deferred compensation trust		157,897
Diluted earnings per share	$4,615	5,801,160	$0.80

For the six months ended June 30, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$8,736	5,630,995	$1.55
Effect of dilutive securities:
Restricted stock units - unvested	-	12,427
Shares held in deferred comp plan
by deferred compensation trust		157,227
Diluted earnings per share	$8,736	5,800,649	$1.51

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)
	June 30, 2022
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$10,058	-	10,058	-
U.S. Government sponsored enterprises	$12,692	-	12,692	-
Mortgage-backed securities	$248,200	-	248,200	-
State and political subdivisions	$155,854	-	155,854	-
Mutual funds held in deferred compensation trust	$1,332	-	1,332

(Dollars in thousands)
	December 31, 2021
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,889	-	7,889	-
U.S. Government sponsored enterprises	$14,267	-	14,267	-
Mortgage-backed securities	$217,152	-	217,152	-
State and political subdivisions	$167,241	-	167,241	-
Mutual funds held in deferred compensation trust	$1,510	-	1,510	-

The fair value measurements for mortgage loans held for sale and impaired loans on a non-recurring basis at June 30, 2022 and December 31, 2021 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2022	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$1,288	-	-	1,288
Impaired loans	$15,798	-	-	15,798

(Dollars in thousands)
	Fair Value Measurements December 31, 2021	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$3,637	-	-	3,637
Impaired loans	$17,475	-	-	17,475

(Dollars in thousands)
	Fair Value June 30, 2022	Fair Value December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$1,288	3,637	Rate lock commitment	N/A	N/A
Impaired loans	$15,798	17,475	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$223,707	223,707	-	-	223,707
Investment securities available for sale	426,804	-	426,804	-	426,804
Other investments	2,791	-	-	2,791	2,791
Mortgage loans held for sale	1,288	-	-	1,288	1,288
Loans, net	949,684	-	-	924,433	924,433
Mutual funds held in deferred
compensation trust	1,332	-	1,332	-	1,332

Liabilities:
Deposits	$1,493,970	-	-	1,415,392	1,415,392
Securities sold under agreements
to repurchase	37,146	-	37,146	-	37,146
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$277,499	277,499	-	-	277,499
Investment securities available for sale	406,549	-	406,549	-	406,549
Other investments	3,668	-	-	3,668	3,668
Mortgage loans held for sale	3,637	-	-	3,637	3,637
Loans, net	875,514	-	-	855,814	855,814
Mutual funds held in deferred
compensation trust	1,510	-	1,510	-	1,510

Liabilities:
Deposits	$1,412,748	-	-	1,401,833	1,401,833
Securities sold under agreements to repurchase	37,094	-	37,094	-	37,094
Junior subordinated debentures	15,464	-	15,464	-	15,464

(6) Leases

As of June 30, 2022, the Bank had operating right of use assets of $6.0 million and operating lease liabilities of $6.0 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of June 30, 2022 and 2021.

(Dollars in thousands)
	June 30, 2022	June 30, 2021

Operating lease cost	$408	$418

Other information:
Cash paid for amounts included in the measurement of lease liabilities	670	404
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	1,726	942
Weighted-average remaining lease term - operating leases	8.54	6.84
Weighted-average discount rate - operating leases	2.14%	2.71%

The following table presents lease maturities as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	June 30, 2022	December 31, 2021

2022	$459	$740
2023	922	746
2024	867	691
2025	812	635
2026	694	518
Thereafter	2,975	1,838
Total	6,729	5,168
Less: Imputed Interest	(686)	(491)
Operating Lease Liability	$6,043	$4,677

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

COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events generally had an adverse effect on business and consumer confidence and the Company and its customers. On March 3, 2020, the Federal Reserve Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to a range of 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic had an adverse effect on the Company’s financial condition and results of operations. Prior to the occurrence of the COVID-19 pandemic, economic conditions, while not as robust as the economic conditions during the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. See “COVID-19 Impact” below for additional information regarding the impact of the COVID-19 pandemic on the Company’s business. Subsequently, concern over the ongoing economic effects of COVID19, continuing supply-chain disruption and rising inflation has caused the FOMC to increase the target federal funds rate by 225 basis points in 2022 to a range of 2.25% to 2.50% at July 31, 2022.

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, managing our interest rate exposures and by actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends. Because the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plants and inventories. During periods of high inflation there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits. Also, general increases in the price of goods and services can be expected to result in increased operating expenses.

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

•

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the PPP loan program, subject to certain limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $320 billion in funding for PPP loans was authorized. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act reopened and expanded the PPP loan program. The changes to the PPP loan program allowed new borrowers to apply for a loan under the original PPP loan program and the creation of an additional PPP loan for eligible borrowers. The Economic Aid Act also revised certain PPP requirements, including aspects of loan forgiveness on existing PPP loans. Under the Economic Aid Act, the PPP loan program was set to expire on March 31, 2021; however, the PPP Extension Act which was signed into law on March 30, 2021 extended the PPP loan program until May 31, 2021. The Bank participated as a lender in the PPP loan program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDR loans”) for a limited period of time to account for the effects of COVID-19. See Note 3 of the financial statements for additional disclosure of loan modifications as of June 30, 2022.

29

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the financial statements for additional disclosure of loan modifications as of June 30, 2022.

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

Results of Operations

Summary. Net earnings were $3.2 million or $0.59 per share and $0.57 per diluted share for the three months ended June 30, 2022, as compared to $4.6 million or $0.82 per share and $0.80 per diluted share for the prior year period. The decrease in second quarter net earnings is primarily the result of a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income compared to the three months ended June 30, 2022, as discussed below.

The annualized return on average assets was 0.77% for the three months ended June 30, 2022, compared to 1.18% for the same period one year ago, and annualized return on average shareholders’ equity was 11.02% for the three months ended June 30, 2022, compared to 13.11% for the same period one year ago.

Year-to-date net earnings as of June 30, 2022 were $6.7 million or $1.21 per share and $1.18 per diluted share for the six months ended June 30, 2022, as compared to $8.7 million or $1.55 per share and $1.51 per diluted share for the prior year period. The decrease in year-to-date net earnings is primarily attributable to a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income compared to the prior year period, as discussed below.

The annualized return on average assets was 0.81% for the six months ended June 30, 2022, compared to 0.89% for the same period one year ago, and annualized return on average shareholders’ equity was 10.39% for the six months ended June 30, 2022, compared to 9.43% for the same period one year ago.

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

Net interest income was $11.3 million for the three months ended June 30, 2022, compared to $11.7 million for the three months ended June 30, 2021. The decrease in net interest income is due to a $525,000 decrease in interest income, which was partially offset by a $198,000 decrease in interest expense. The decrease in interest income is primarily due to a $1.1 million decrease in interest income and fees on loans, which was partially offset by an increase in interest income on balances due from banks and an increase in interest income on investment securities. The decrease in interest income and fees on loans is primarily due to a decrease in fee income on SBA PPP loans. The increase in interest income on investment securities is primarily due to additional securities purchased with additional cash resulting from an increase in deposits. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.

Interest income was $12.0 million for the three months ended June 30, 2022, compared to $12.5 million for the three months ended June 30, 2021. The decrease in interest income is primarily due to a $1.1 million decrease in interest income and fees on loans, which was partially offset by an increase in interest income on balances due from banks and an increase in interest income on investment securities. The decrease in interest income and fees on loans is primarily due to a decrease in fee income on SBA PPP loans. The Bank recognized $293,000 and $1.5 million of PPP loan fee income for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively. During the three months ended June 30, 2022, average loans were $917.8 million, an increase of $1.4 million from average loans of $916.4 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, average PPP loans were $4.0 million, a reduction of $53.0 million from average PPP loans of $57.0 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, average investment securities available for sale were $455.3 million, an increase of $108.4 million from average investment securities available for sale of $346.9 million for the three months ended June 30, 2021. The average yield on loans for the three months ended June 30, 2022 and 2021 was 4.34% and 4.82%, respectively. The average yield on investment securities available for sale was 1.48% and 1.80% for the three months ended June 30, 2022 and 2021, respectively. The average yield on earning assets was 3.03% and 3.43% for the three months ended June 30, 2022 and 2021, respectively.

 Interest expense was $644,000 for the three months ended June 30, 2022, compared to $842,000 for the three months ended June 30, 2021. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities. During the three months ended June 30, 2022, average interest-bearing non-maturity deposits were $823.3 million, an increase of $88.3 million from average interest-bearing non-maturity deposits of $735.0 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, average certificates of deposit were $101.6 million, a reduction of $5.0 million from average certificates of deposit of $106.6 million for the three months ended June 30, 2021. The average rate paid on interest-bearing checking and savings accounts was 0.18% and 0.30% for the three months ended June 30, 2022 and 2021, respectively. The average rate paid on certificates of deposit was 0.56% for the three months ended June 30, 2022, compared to 0.72% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.26% for the three months ended June 30, 2022, compared to 0.38% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2022 and 2021. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended June 30, 2022 and 2021 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$917,833	$9,934	4.34%	$916,393	$11,003	4.82%
Investments - taxable	325,268	1,060	1.31%	211,422	650	1.23%
Investments - nontaxable*	133,529	645	1.94%	139,704	936	2.69%
Other	222,839	442	0.80%	209,737	48	0.09%

Total interest-earning assets	1,599,469	12,081	3.03%	1,477,256	12,637	3.43%

Non-interest earning assets:
Cash and due from banks	38,145			32,350
Allowance for loan losses	(9,427)			(9,572)
Other assets	39,842			63,536

Total assets	$1,668,029			$1,563,570

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$823,286	$366	0.18%	$734,988	$543	0.30%
Time deposits	101,641	141	0.56%	106,669	191	0.72%
Junior subordinated debentures	15,464	103	2.67%	15,464	71	1.84%
Other	37,460	34	0.36%	30,295	37	0.49%

Total interest-bearing liabilities	977,851	644	0.26%	887,416	842	0.38%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	560,803			528,502
Other liabilities	12,234			6,485
Shareholders' equity	117,141			141,167

Total liabilities and shareholders' equity	$1,668,029			$1,563,570

Net interest spread		$11,437	2.77%		$11,795	3.05%

Net yield on interest-earning assets			2.87%			3.20%

Taxable equivalent adjustment
Investment securities		$89			$120

Net interest income		$11,348			$11,675

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $13.6 million in 2022 and $13.9 million in 2021.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2022 and 2021.

Year-to-date net interest income as of June 30, 2022 was $22.0 million, compared to $22.8 million for the six months ended June 30, 2021. The decrease in net interest income is due to a $1.1 million decrease in interest income, which was partially offset by a $350,000 decrease in interest expense. The decrease in interest income is primarily due to a $2.0 million decrease in interest income and fees on loans, which was partially offset by an increase in interest income on balances due from banks and an increase in interest income on investment securities. The decrease in interest income and fees on loans is primarily due to a decrease in fee income on SBA PPP loans. The increase in interest income on investment securities is primarily due to additional securities purchased with additional cash resulting from an increase in deposits. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.

Interest income was $23.3 million for the six months ended June 30, 2022, compared to $24.4 million for the six months ended June 30, 2021. The decrease in interest income is primarily due to a $2.0 million decrease in interest income and fees on loans, which was partially offset by an increase in interest income on balances due from banks and an increase in interest income on investment securities. The decrease in interest income and fees on loans is primarily due to a decrease in fee income on SBA PPP loans. The Bank recognized $893,000 and $2.5 million of PPP loan fee income for the six months ended June 30, 2022 and the six months ended June 30, 2021, respectively. During the six months ended June 30, 2022, average loans were $901.6 million, a decrease of $30.1 million from average loans of $931.7 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, average PPP loans were $9.7 million, a decrease of $46.0 million from average PPP loans of $55.7 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, average investment securities available for sale were $434.4 million, an increase of $129.3 million from average investment securities available for sale of $305.1 million for the six months ended June 30, 2021. The average yield on loans for the six months ended June 30, 2022 and 2021 was 4.40% and 4.69%, respectively. The average yield on investment securities available for sale was 1.49% and 1.87% for the six months ended June 30, 2022 and 2021, respectively. The average yield on earning assets was 3.00% and 3.49% for the six months ended June 30, 2022 and 2021, respectively.

Interest expense was $1.3 million for the six months ended June 30, 2022, compared to $1.7 million for the six months ended June 30, 2021. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities. During the six months ended June 30, 2022, average interest-bearing non-maturity deposits were $811.4 million, an increase of $107.8 million from average interest-bearing non-maturity deposits of $703.6 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, average certificates of deposit were $101.0 million, a decrease of $6.3 million from average certificates of deposit of $107.3 million for the six months ended June 30, 2021. The average rate paid on interest-bearing checking and savings accounts was 0.19% and 0.30% for the six months ended June 30, 2022 and 2021, respectively. The average rate paid on certificates of deposit was 0.57% for the six months ended June 30, 2022, compared to 0.76% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.27% for the six months ended June 30, 2022, compared to 0.39% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2022 and 2021. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the six months ended June 30, 2022 and 2021 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Six months ended			Six months ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$901,586	19,676	4.40%	$931,714	21,667	4.69%
Investments - taxable	306,986	2,067	1.36%	185,350	1,191	1.30%
Investments - nontaxable*	131,228	1,204	1.85%	124,171	1,741	2.83%
Other	241,126	553	0.46%	184,755	83	0.09%

Total interest-earning assets	1,580,926	23,500	3.00%	1,425,990	24,682	3.49%

Non-interest earning assets:
Cash and due from banks	36,099			31,164
Allowance for loan losses	(9,408)			(9,749)
Other assets	47,539			63,384

Total assets	$1,655,156			$1,510,789

Interest-bearing liabilities:

NOW, MMDA & savings deposits	$811,372	769	0.19%	$703,610	1,040	0.30%
Time deposits	101,006	287	0.57%	107,343	403	0.76%
Trust preferred securities	15,464	178	2.32%	15,464	142	1.85%
Other	37,963	73	0.39%	28,841	72	0.50%

Total interest-bearing liabilities	965,805	1,307	0.27%	855,258	1,657	0.39%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	549,942			508,801
Other liabilities	9,996			4,164
Shareholders' equity	129,413			142,566

Total liabilities and shareholders' equity	$1,655,156			$1,510,789

Net interest spread		$22,193	2.73%		$23,025	3.10%

Net yield on interest-earning assets			2.83%			3.26%

Taxable equivalent adjustment
Investment securities		$179			$243

Net interest income		$22,014			$22,782

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $13.8 million in 2022 and $10.7 million in 2021.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2021 and 2020.

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

	Three months ended June 30, 2022 compared to three months ended June 30, 2021			Six months ended June 30, 2022 compared to six months ended June 30, 2021
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$16	(1,085)	(1,069)	(679)	(1,312)	(1,991)
Investments - taxable	360	50	410	800	77	877
Investments - nontaxable	(36)	(255)	(291)	82	(619)	(537)
Other	15	379	394	77	392	469
Total interest income	355	(911)	(556)	280	(1,462)	(1,182)

Interest expense:
NOW, MMDA & savings deposits	52	(229)	(177)	131	(402)	(271)
Time deposits	(8)	(41)	(49)	(21)	(95)	(116)
Trust preferred securities	-	32	32	-	36	36
Other	8	(12)	(4)	20	(19)	1
Total interest expense	52	(250)	(198)	130	(480)	(350)
Net interest income	$303	(661)	(358)	150	(982)	(832)

                Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2022 was $410,000, compared to a recovery of $226,000 for the three months ended June 30, 2021. The increase in the provision for loan losses is primarily attributable to an increase in reserves due to a net increase in the volume of loans in the general reserve pool. There were no loans with modifications as a result of the COVID-19 pandemic at June 30, 2022 and December 31, 2021.

The provision for loan losses for the six months ended June 30, 2022 was $481,000, compared to a recovery of $681,000 for the six months ended June 30, 2021. The increase in the provision for loan losses is primarily attributable to an increase in reserves due to a net increase in the volume of loans in the general reserve pool.

                Non-Interest Income. Total non-interest income was $7.3 million for the three months ended June 30, 2022, compared to $6.0 million for the three months ended June 30, 2021. The increase in non-interest income is primarily attributable to a $1.4 million increase in appraisal management fee income due to an increase in the volume of appraisals and an increase in service charge income primarily due to service charge changes implemented in March 2022, which were partially offset by a $624,000 decrease in mortgage banking income due to a decrease in mortgage loan volume and additional mortgage loans being retained for the Bank’s portfolio.

Non-interest income was $14.4 million for the six months ended June 30, 2022, compared to $11.9 million for the six months ended June 30, 2021. The increase in non-interest income is primarily attributable to a $3.1 million increase in appraisal management fee income due to an increase in the volume of appraisals and an increase in service charge income primarily due to service charge changes implemented in March 2022, which were partially offset by a $1.3 million decrease in mortgage banking income due to a decrease in mortgage loan volume and additional mortgage loans being retained for the Bank’s portfolio.

Non-Interest Expense. Total non-interest expense was $14.2 million for the three months ended June 30, 2022, compared to $12.1 million for the three months ended June 30, 2021. The increase in non-interest expense is primarily attributable to a $1.1 million increase in appraisal management fee expense due to an increase in the volume of appraisals and a $777,000 increase in salaries and employee benefits expense primarily due to an increase in insurance costs.

Non-interest expense was $27.6 million for the six months ended June 30, 2022, compared to $24.4 million for the six months ended June 30, 2021. The increase in non-interest expense is primarily attributable to a $2.4 million increase in appraisal management fee expense due to an increase in the volume of appraisals and a $443,000 increase in salaries and employee benefits expense primarily due to an increase in insurance costs.

Income Taxes. Income tax expense was $806,000 for the three months ended June 30, 2022, compared to $1.2 million for the three months ended June 30, 2021. The effective tax rate was 20.03% for the three months ended June 30, 2022, compared to 20.55% for the three months ended June 30, 2021. Income tax expense was $1.7 million for the six months ended June 30, 2022, compared to $2.2 million for the six months ended June 30, 2021. The effective tax rate was 19.87% for the six months ended June 30, 2022, compared to 20.41% for the six months ended June 30, 2021.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $426.8 million at June 30, 2022, compared to $406.5 million at December 31, 2021. Average investment securities available for sale for the six months ended June 30, 2022 were $434.4 million, compared to $349.6 million for the year ended December 31, 2021.

Loans. At June 30, 2022, loans were $959.5 million, compared to $884.9 million at December 31, 2021. The Bank had $1.4 million and $18.0 million in PPP loans at June 30, 2022 and December 31, 2021, respectively. Average loans represented 57% and 61% of average earning assets for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.

The Bank had $1.3 million and $3.6 million in mortgage loans held for sale as of June 30, 2022 and December 31, 2021, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At June 30, 2022, the Bank had $93.1 million in residential mortgage loans, $92.3 million in home equity loans and $574.0 million in commercial mortgage loans, which include $443.5 million secured by commercial property and $130.5 million secured by residential property. Residential mortgage loans at June 30, 2022 include $21.4 million in non-traditional mortgage loans from the former Banco division of the Bank. At December 31, 2021, the Bank had $101.5 million in residential mortgage loans, $85.6 million in home equity loans and $494.4 million in commercial mortgage loans, which include $381.0 million secured by commercial property and $113.4 million secured by residential property. Residential mortgage loans include $23.1 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

Past due TDR loans and non-accrual TDR loans totaled $2.4 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively. The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower. There were no performing loans classified as TDR loans at June 30, 2022 and December 31, 2021.

There were no new TDR modifications during the three and six months ended June 30, 2022 and 2021.

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third-party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Board of Directors of the Bank (“Bank Board”) reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

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

The general allowance reflects reserves established under GAAP for collective loan impairment. These reserves are based upon historical net charge-offs using the greater of the last two, three, four, or five years’ loss experience. This charge-off experience may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves. Qualitative factors applied in the Bank’s ALLL model include the impact to the economy from the COVID-19 pandemic and reserves on loans with payment modifications as a result of the COVID-19 pandemic. At June 30, 2022 and December 31, 2021, there were no loans with existing modifications as a result of the COVID-19 pandemic. At June 30, 2022, the Bank continues to maintain a pool of loans that were previously modified as a result of the COVID-19 pandemic. The loan balances associated with those loans that were previously modified as a result of the COVID-19 pandemic related modifications have been grouped into their own pool within the Bank’s ALLL model as management considers that they have a higher risk profile, and a higher reserve rate has been applied to this pool. Loans included in this pool totaled $77.9 million and $88.7 million at June 30, 2022 and December 31, 2021, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

	Percentage of Loans
	By Risk Grade
Risk Grade	30.6.22	31.12.21
Risk Grade 1 (Excellent Quality)	0.57%	0.78%
Risk Grade 2 (High Quality)	19.38%	19.12%
Risk Grade 3 (Good Quality)	72.85%	70.41%
Risk Grade 4 (Management Attention)	5.79%	7.70%
Risk Grade 5 (Watch)	0.71%	1.23%
Risk Grade 6 (Substandard)	0.70%	0.76%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At June 30, 2022, including non-accrual loans, there were no relationships exceeding $1.0 million in the Watch and Substandard risk grades.

Non-performing Assets. Non-performing assets totaled $3.6 million at June 30, 2022 or 0.21% of total assets, compared to $3.2 million or 0.20% of total assets at December 31, 2021. Non-accrual loans were $3.6 million at June 30, 2022 and $3.2 million at December 31, 2021. As a percentage of total loans outstanding, non-accrual loans were 0.37% at June 30, 2022 and December 31, 2021, respectively. Non-performing assets include $3.6 million in commercial and residential mortgage loans and $21,000 in other loans at June 30, 2022, compared to $3.2 million in commercial and residential mortgage loans, $51,000 in other loans at December 31, 2021. The Bank had no loans 90 days past due and still accruing at June 30, 2022 and December 31, 2021. The Bank had no other real estate owned at June 30, 2022 and December 31, 2021.

                Deposits. Total deposits at June 30, 2022 were $1.5 billion compared to $1.4 billion at December 31, 2021. Core deposits, a non-GAAP measure, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $1.5 billion and $1.4 billion at June 30, 2022 and December 31, 2021, respectively. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s funding base.

Borrowed Funds. There were no FHLB borrowings outstanding at June 30, 2022 and December 31, 2021.

Securities sold under agreements to repurchase were $37.1 million at June 30, 2022 and December 31, 2021.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at June 30, 2022 and December 31, 2021.

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

                The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the six months ended June 30, 2022 totaled $1.6 billion, exceeding average rate sensitive liabilities of $977.9 million by $621.6 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of June 30, 2022.

Included in the rate sensitive assets are $175.7 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against further downward movements in the prime rate. At June 30, 2022, the Company had $113.2 million in loans with interest rate floors. The floors were in effect on $8.5 million of these loans pursuant to the terms of the promissory notes on these loans. The weighted average rate on these loans is 0.61% higher than the indexed rate on the promissory notes without interest rate floors.

                Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2022, such unfunded commitments to extend credit were $359.0 million, while commitments in the form of standby letters of credit totaled $4.9 million. As of December 31, 2021, such unfunded commitments to extend credit were $304.3 million, while commitments in the form of standby letters of credit totaled $4.9 million.

                The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2022, the Bank’s core deposits, a non-GAAP measure, totaled $1.5 billion, or 97.93% of total deposits. As of December 31, 2021, the Bank’s core deposits totaled $1.4 billion, or 98.14% of total deposits.

                The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Bank’s ratio of wholesale funding to total assets was 0.91% and 0.68% as of June 30, 2022 and December 31, 2021, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at June 30, 2022 and December 31, 2021. At June 30, 2022, the carrying value of loans pledged as collateral to the FHLB totaled $140.2 million compared to $137.4 million at December 31, 2021. The remaining availability under the line of credit with the FHLB was $85.9 million at June 30, 2022 compared to $90.9 million at December 31, 2021. The Bank had no borrowings from the FRB at June 30, 2022 or December 31, 2021. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At June 30, 2022, the carrying value of loans pledged as collateral to the FRB totaled $527.4 million compared to $475.2 million at December 31, 2021. Availability under the line of credit with the FRB was $410.4 million and $346.20 million at June 30, 2022 and December 31, 2021, respectively.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2022.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 38.50% at June 30, 2022 and 43.28% at December 31, 2021. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2022 and December 31, 2021.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations and other commitments as of June 30, 2022 and December 31, 2021 are summarized in the table below. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	June 30, 2022	December 31, 2021
Contractual Cash Obligations
Junior subordinated debentures	$15,464	15,464
Operating lease obligations	6,717	5,168
Total	$22,181	20,632
Other Commitments
Commitments to extend credit	$358,990	304,258
Standby letters of credit and financial guarantees written	4,946	4,892
SBIC Investments	1,753	2,204
Income tax credits	101	101
Total	$365,790	311,455

Capital Resources.

Shareholders’ equity was $112.4 million, or 6.70% of total assets, at June 30, 2022, compared to $142.4 million, or 8.77% of total assets, at December 31, 2021. The decrease in shareholders’ equity is primarily due to an increase in the unrealized loss on investment securities available for sale due to rate changes from December 31, 2021 to June 30, 2022.

Annualized return on average equity for the six months ended June 30, 2022 was 10.39%, compared to 12.36% for the six months ended June 30, 2021. Total cash dividends paid on common stock were $2.9 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.

In February of 2022, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $594,000, or 22,000 shares of its common stock, under this stock repurchase program as of June 30, 2022.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at June 30, 2022 and December 31, 2021. The Company’s Tier 1 capital ratio was 13.79% and 15.43% at June 30, 2022 and December 31, 2021, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 14.63% and 16.35% at June 30, 2022 and December 31, 2021, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 12.50% and 13.96% at June 30, 2022 and December 31, 2021, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 9.47% and 9.64% at June 30, 2022 and December 31, 2021, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.66% and 15.27% at June 30, 2022 and December 31, 2021, respectively. The total risk-based capital ratio for the Bank was 14.50% and 16.19% at June 30, 2022 and December 31, 2021, respectively. The Bank’s common equity Tier 1 capital ratio was 13.66% and 15.27% at June 30, 2022 and December 31, 2021, respectively. The Bank’s Tier 1 leverage capital ratio was 9.32% and 9.50% at June 30, 2022 and December 31, 2021, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2022	-	$-	-	$1,800,500

May 1 - 31, 2022	13,533	26.47	12,000	$1,484,300

June 1 - 30, 2022	3,568	26.22	3,000	$1,405,790

Total	17,101	$26.42	15,000

(1) The Company purchased 2,101 shares on the open market in the three months ended June 30, 2022 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2022, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 5, 2022	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

August 5, 2022	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

