Form 10-Q
period 2022-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2022-11-04
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,637,830 shares of common stock, outstanding at October 31, 2022.

INDEX

PART I.    FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Quarterly Report on Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(Dollars in thousands)
	September 30,	December 31,
Assets	2022	2021
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements of $0 at both 9/30/22 and 12/31/21	$55,063	44,711
Interest-bearing deposits	100,398	232,788
Cash and cash equivalents	155,461	277,499

Investment securities available for sale	444,367	406,549
Other investments	2,762	3,668
Total securities	447,129	410,217

Mortgage loans held for sale	975	3,637

Loans	1,004,907	884,869
Less allowance for loan losses	(10,030)	(9,355)
Net loans	994,877	875,514

Premises and equipment, net	18,508	16,104
Cash surrender value of life insurance	17,601	17,365
Right of use lease asset	5,770	4,612
Accrued interest receivable and other assets	35,969	19,245
Total assets	$1,676,290	1,624,193

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$563,142	514,319
Interest-bearing demand, MMDA & savings	839,532	797,179
Time, $250,000 or more	30,118	26,333
Other time	68,299	74,917
Total deposits	1,501,091	1,412,748

Securities sold under agreements to repurchase	37,986	37,094
Junior subordinated debentures	15,464	15,464
Lease liability	5,847	4,677
Accrued interest payable and other liabilities	11,978	11,841
Total liabilities	1,572,366	1,481,824

Commitments

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,641,030 shares at September 30, 2022 and 5,661,569 shares at December 31, 2021	52,752	53,305
Common stock held by deferred compensation trust, at cost; 167,889 shares at September 30, 2022 and 162,193 shares at December 31, 2021	(2,150)	(1,992)
Deferred compensation	2,150	1,992
Retained earnings	97,029	88,968
Accumulated other comprehensive income (loss)	(45,857)	96
Total shareholders' equity	103,924	142,369

Total liabilities and shareholders' equity	$1,676,290	1,624,193

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$11,051	9,807	30,727	31,474
Interest on due from banks	900	89	1,453	172
Interest on investment securities:
U.S. Government sponsored enterprises	1,580	679	2,676	1,899
State and political subdivisions	1,056	825	3,009	2,222
Other	24	21	67	93
Total interest income	14,611	11,421	37,932	35,860

Interest expense:
NOW, MMDA & savings deposits	494	577	1,263	1,617
Time deposits	134	181	421	584
Junior subordinated debentures	146	69	324	211
Other	44	34	117	106
Total interest expense	818	861	2,125	2,518

Net interest income	13,793	10,560	35,807	33,342

Provision for (recovery of) loan losses	408	(182)	889	(863)

Net interest income after provision for loan losses	13,385	10,742	34,918	34,205

Non-interest income:
Service charges	1,458	1,023	4,000	2,859
Other service charges and fees	169	187	540	570
Mortgage banking income	59	516	358	2,109
Insurance and brokerage commissions	213	266	709	764
Appraisal management fee income	2,711	1,954	9,656	5,775
Gain on sale of other assets	-	104	-	104
Gain on sale of other real estate	-	-	-	21
Miscellaneous	2,183	1,990	5,904	5,751
Total non-interest income	6,793	6,040	21,167	17,953

Non-interest expense:
Salaries and employee benefits	6,177	6,054	18,469	17,903
Occupancy	2,038	1,999	5,886	5,891
Professional fees	413	582	1,241	1,354
Advertising	175	91	509	388
Debit card expense	228	244	826	740
FDIC Insurance	121	108	346	304
Appraisal management fee expense	2,151	1,556	7,680	4,646
Miscellaneous	2,152	1,934	6,082	5,742
Total non-interest expense	13,455	12,568	41,039	36,968

Earnings before income taxes	6,723	4,214	15,046	15,190

Income tax expense	1,416	824	3,070	3,064

Net earnings	$5,307	3,390	11,976	12,126

Basic net earnings per share	$0.96	0.61	2.18	2.16
Diluted net earnings per share	$0.93	0.59	2.11	2.10
Cash dividends declared per share	$0.18	0.17	0.69	0.49

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$5,307	3,390	11,976	12,126

Other comprehensive loss:
Unrealized holding losses on securities
available for sale	(16,578)	(844)	(59,661)	(2,714)

Income tax benefit related to other
comprehensive loss:

Unrealized holding losses on securities
available for sale	(3,808)	(194)	(13,708)	(624)

Total other comprehensive loss,
net of tax	(12,770)	(650)	(45,953)	(2,090)

Total comprehensive income (loss)	$(7,463)	2,740	(33,977)	10,036

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2021	5,661,569	$53,305	88,968	1,992	(1,992)	96	142,369

Common stock repurchase	(7,000)	(199)	-	-	-	-	(199)
Cash dividends declared on
common stock	-	-	(1,877)	-	-	-	(1,877)
Restricted stock units exercised	1,461	41	-	-	-	-	41
Equity incentive plan, net	-	-	-	50	(50)	-	-
Net earnings	-	-	3,452	-	-	-	3,452
Change in accumulated other
comprehensive loss, net of tax	-	-	-	-	-	(18,342)	(18,342)
Balance, March 31, 2022	5,656,030	$53,147	90,543	2,042	(2,042)	(18,246)	125,444

Common stock repurchase	(15,000)	(395)	-	-	-	-	(395)
Cash dividends declared on
common stock	-	-	(1,019)	-	-	-	(1,019)
Equity incentive plan, net	-	-	-	57	(57)	-	-
Net earnings	-	-	3,217	-	-	-	3,217
Change in accumulated other
comprehensive loss, net of tax	-	-	-	-	-	(14,841)	(14,841)
Balance, June 30, 2022	5,641,030	$52,752	92,741	2,099	(2,099)	(33,087)	112,406

Cash dividends declared on
common stock	-	-	(1,019)	-	-	-	(1,019)
Equity incentive plan, net	-	-	-	51	(51)	-	-
Net earnings	-	-	5,307	-	-	-	5,307
Change in accumulated other
comprehensive loss, net of tax	-	-	-	-	-	(12,770)	(12,770)
Balance, September 30, 2022	5,641,030	$52,752	97,029	2,150	(2,150)	(45,857)	103,924

Balance, December 31, 2020	5,787,504	$56,871	77,628	1,796	(1,796)	5,400	139,899

Cash dividends declared on
common stock	-	-	(930)	-	-	-	(930)
Restricted stock units exercised	1,662	39	-	-	-	-	39
Equity incentive plan, net	-	-	-	53	(53)	-	-
Net earnings	-	-	4,121	-	-	-	4,121
Change in accumulated other
comprehensive loss, net of tax	-	-	-	-	-	(3,100)	(3,100)
Balance, March 31, 2021	5,789,166	56,910	80,819	1,849	(1,849)	2,300	140,029

Cash dividends declared on
common stock	-	-	(930)	-	-	-	(930)
Equity incentive plan, net	-	-	-	52	(52)	-	-
Net earnings	-	-	4,615	-	-	-	4,615
Change in accumulated other
comprehensive income, net of tax	-	-	-	-	-	1,660	1,660
Balance, June 30, 2021	5,789,166	$56,910	84,504	1,901	(1,901)	3,960	145,374

Common stock repurchase	(127,597)	(3,605)	-	-	-	-	(3,605)
Cash dividends declared on
common stock	-	-	(967)	-	-	-	(967)
Equity incentive plan, net	-	-	-	45	(45)	-	-
Net earnings	-	-	3,390	-	-	-	3,390
Change in accumulated other
comprehensive loss, net of tax	-	-	-	-	-	(650)	(650)
Balance, September 30, 2021	5,661,569	$53,305	86,927	1,946	(1,946)	3,310	143,542

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

	2022	2021
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$11,976	12,126
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	4,914	3,991
Provision for (recovery of) loan losses	889	(863)
Deferred income taxes	(31)	(27)
Gain on sale of other real estate	-	(21)
Gain on sale of other assets	-	(104)
Restricted stock expense	(95)	(166)
Proceeds from sales of mortgage loans held for sale	20,475	76,086
Origination of mortgage loans held for sale	(17,813)	(76,033)
Change in:
Cash surrender value of life insurance	(301)	(297)
Right of use lease asset	568	562
Other assets	(2,944)	455
Lease liability	(556)	(549)
Other liabilities	232	2,138

Net cash provided by operating activities	17,314	17,298

Cash flows from investing activities:
Purchases of investment securities available for sale	(139,657)	(186,793)
Proceeds from sales, calls and maturities of investment securities
available for sale	7,870	6,010
Proceeds from paydowns of investment securities available for sale	31,186	18,335
Proceeds from paydowns on other investments	1,011	132
Redemptions (purchases) of FHLB stock	(105)	331
Net change in loans	(120,252)	57,552
Purchases of premises and equipment	(4,196)	(379)
Proceeds from sale of other assets	-	515
Proceeds from sale of other real estate	-	149
Proceeds from bank owned life insurance	65	-

Net cash used by investing activities	(224,078)	(104,148)

Cash flows from financing activities:
Net change in deposits	88,343	188,879
Net change in securities sold under agreement to repurchase	892	6,131
Common stock repurchased	(594)	(3,605)
Cash dividends paid on common stock	(3,915)	(2,827)

Net cash provided by financing activities	84,726	188,578

Net change in cash and cash equivalents	(122,038)	101,728

Cash and cash equivalents at beginning of period	277,499	161,580

Cash and cash equivalents at end of period	$155,461	263,308

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

	2022	2021
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,112	1,658
Income taxes	$3,069	3,221

Noncash investing and financing activities:
Change in unrealized loss on investment securities
available for sale, net	$(45,953)	(2,090)
Issuance of accrued restricted stock units	$41	39
Transfer of premises and equipment to other assets held for sale	$-	408
Initial recognition of lease right-of-use asset and lease liability	$1,726	952

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of September 30, 2022, which may impact the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2016-13: Measurement of Credit Losses on Financial Instruments	Provides guidance to change the accounting for credit losses and modify the impairment model for certain debt securities.	See ASU 2019-10 below.

The Company will apply this guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company is still evaluating the impact of this guidance on its consolidated financial statements.  The Company has formed a Current Expected Credit Losses (“CECL”) committee and implemented a model from a third-party vendor for running CECL calculations.  The Company has developed CECL model assumptions and is comparing results to current allowance for loan loss calculations.  Parallel processing of the existing allowance for loan losses model with the CECL model will occur during the fourth quarter of 2022.  The Company is currently evaluating the impact of this adoption on its financial statements and disclosures and currently expects to record a one-time adjustment to retained earnings to increase the allowance for loan losses.  In addition to the Company’s allowance for loan losses, it will also review an allowance for credit losses on debt securities instead of applying the impairment model currently utilized.  The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. Based on implementation progress to date, the Company believes the capital adequacy requirements to which it and the Bank are subject to, and its business strategies and practices, will not be materially impacted following the adoption on January 1, 2023.

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

(2)           Investment Securities

Investment securities available for sale at September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)
	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$10,946	-	1,169	9,777
U.S. Government
sponsored enterprises	12,827	-	685	12,142
Mortgage-backed securities	296,204	271	24,576	271,899
State and political subdivisions	183,924	14	33,389	150,549
Total	$503,901	285	59,819	444,367

(Dollars in thousands)
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$7,964	-	75	7,889
U.S. Government
sponsored enterprises	14,252	200	185	14,267
Mortgage-backed securities	218,402	1,769	3,019	217,152
State and political subdivisions	165,804	3,694	2,257	167,241
Total	$406,422	5,663	5,536	406,549

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2022 and December 31, 2021 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$2,868	109	6,909	1,060	9,777	1,169
U.S. Government
sponsored enterprises	5,098	513	7,044	172	12,142	685
Mortgage-backed securities	136,374	9,243	109,222	15,333	245,596	24,576
State and political subdivisions	90,030	14,557	57,040	18,832	147,070	33,389
Total	$234,370	24,422	180,215	35,397	414,585	59,819

(Dollars in thousands)
	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$7,889	75	-	-	7,889	75
U.S. Government
sponsored enterprises	5,232	15	3,263	170	8,495	185
Mortgage-backed securities	131,483	2,477	19,632	542	151,115	3,019
State and political subdivisions	80,076	1,981	5,922	276	85,998	2,257
Total	$224,680	4,548	28,817	988	253,497	5,536

At September 30, 2022, unrealized losses in the investment securities portfolio relating to debt securities totaled $59.8 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2022 tables above, all three U.S. Treasury securities, 152 out of 166 securities issued by state and political subdivisions and 127 out of 139 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.  At December 31, 2021, unrealized losses in the investment securities portfolio relating to debt securities totaled $5.5 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the December 31, 2021 tables above, both of the U.S. Treasury securities, 70 of the 146 securities issued by state and political subdivisions contained unrealized losses and 54 of the 99 securities issued by U.S. Government sponsored enterprises, including mortgage-backed securities, contained unrealized losses.  These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities, are government backed.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2022
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$2,395	2,396
Due from one to five years	9,173	8,962
Due from five to ten years	59,376	51,386
Due after ten years	136,753	109,724
Mortgage-backed securities	296,204	271,899
Total	$503,901	444,367

No securities available for sale were sold during the three and nine months ended September 30, 2022 and 2021.

Securities with a fair value of approximately $101.8 million and $98.6 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required by law.

 (3)          Loans

Major classifications of loans at September 30, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)
	September 30, 2022	December 31, 2021
Real estate loans:
Construction and land development	$112,854	95,760
Single-family residential	312,208	266,111
Single-family residential -
Banco de la Gente non-traditional	20,469	23,147
Commercial	399,015	337,841
Multifamily and farmland	62,040	58,366
Total real estate loans	906,586	781,225

Loans not secured by real estate:
Commercial loans	76,434	91,172
Farm loans	961	796
Consumer loans	6,438	6,436
All other loans	14,488	5,240

Total loans	1,004,907	884,869

Less allowance for loan losses	(10,030)	(9,355)

Total net loans	$994,877	875,514

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2022 and December 31, 2021:

September 30, 2022
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$513	-	513	112,341	-	112,854	-
Single-family residential	1,050	158	1,208	311,000	-	312,208	-
Single-family residential -
Banco de la Gente non-traditional	602	191	793	19,676	-	20,469	-
Commercial	123	-	123	398,892	-	399,015	-
Multifamily and farmland	-	-	-	62,040	-	62,040	-
Total real estate loans	2,288	349	2,637	903,949	-	906,586	-

Loans not secured by real estate:
Commercial loans	1,237	-	1,237	75,197	-	76,434	-
Farm loans	-	-	-	961	-	961	-
Consumer loans	41	3	44	6,394	-	6,438	-
All other loans	-	-	-	14,488	-	14,488	-
Total loans	$3,566	352	3,918	1,000,989	-	1,004,907	-

December 31, 2021
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	-	-	95,760	95,760	-
Single-family residential	2,323	634	2,957	263,154	266,111	-
Single-family residential -
Banco de la Gente non-traditional	2,593	112	2,705	20,442	23,147	-
Commercial	488	-	488	337,353	337,841	-
Multifamily and farmland	-	-	-	58,366	58,366	-
Total real estate loans	5,404	746	6,150	775,075	781,225	-

Loans not secured by real estate:
Commercial loans	43	-	43	91,129	91,172	-
Farm loans	-	-	-	796	796	-
Consumer loans	38	-	38	6,398	6,436	-
All other loans	-	-	-	5,240	5,240	-
Total loans	$5,485	746	6,231	878,638	884,869	-

The following table presents non-accrual loans as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)
	September 30, 2022	December 31, 2021
Real estate loans:
Construction and land development	$-	-
Single-family residential	1,999	1,642
Single-family residential -
Banco de la Gente non-traditional	1,462	1,232
Commercial	133	200
Multifamily and farmland	96	105
Total real estate loans	3,690	3,179

Loans not secured by real estate:
Commercial loans	-	49
Consumer loans	18	2
Total	$3,708	3,230

At each reporting period, the Bank determines which loans are impaired.  Accordingly, the Bank’s impaired loans are reported at their estimated fair value on a non-recurring basis.  An allowance for each impaired loan that is collateral-dependent is calculated based on the fair value of its collateral less estimated selling costs.  The fair value of the collateral is based on appraisals performed by REAS, a subsidiary of the Bank.  REAS is staffed by certified appraisers that also perform appraisals for other companies.  Factors, including the assumptions and techniques utilized by the appraiser, are considered by management.  If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.  An allowance for each impaired loan that is not collateral dependent is calculated based on the present value of projected cash flows.  If the recorded investment in the impaired loan exceeds the present value of projected cash flows, a valuation allowance is recorded as a component of the allowance for loan losses.  Impaired loans under $250,000 are not individually evaluated for impairment with the exception of the Bank’s Troubled Debt Restructurings (“TDR”) loans in the residential mortgage loan portfolio, which are individually evaluated for impairment.  Impaired loans were $15.7 million  and $18.3 million at September 30, 2022 and December 31, 2021, respectively.  Interest income recognized on accruing impaired loans was $649,000 and $754,000 for the nine months ended September 30, 2022 and 2021, respectively.  Interest income recognized on accruing impaired loans was $217,000 and $253,000 for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively.  No interest income is recognized on non-accrual impaired loans subsequent to their classification as non-accrual.

The following table presents impaired loans as of September 30, 2022:

September 30, 2022
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$59	-	59	59	1
Single-family residential	3,929	240	3,381	3,621	62
Single-family residential -
Banco de la Gente non-traditional	10,557	-	9,890	9,890	619
Commercial	1,996	426	1,502	1,928	9
Multifamily and farmland	107	-	96	96	-
Total impaired real estate loans	16,648	666	14,928	15,594	691

Loans not secured by real estate:
Commercial loans	130	-	130	130	1
Consumer loans	21	-	20	20	-
Total impaired loans	$16,799	666	15,078	15,744	692

The following table presents impaired loans as of and for the year ended December 31, 2021:

December 31, 2021
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$73	-	73	73	3
Single-family residential	5,138	524	4,374	4,898	86
Single-family residential -
Banco de la Gente non-traditional	11,753	-	10,922	10,922	687
Commercial	2,138	435	1,608	2,043	11
Multifamily and farmland	113	-	105	105	-
Total impaired real estate loans	19,215	959	17,082	18,041	787

Loans not secured by real estate:
Commercial loans	282	49	170	219	2
Consumer loans	8	-	4	4	-
Total impaired loans	$19,505	1,008	17,256	18,264	789

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2022 and 2021.

(Dollars in thousands)
	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$60	1	76	1	65	4	91	5
Single-family residential	1,393	51	5,875	49	1,131	150	5,683	166
Single-family residential -
Banco de la Gente stated income	12,487	134	10,349	140	13,454	407	11,090	477
Commercial	1,939	25	2,280	20	1,985	75	2,617	85
Multifamily and farmland	97	1	110	2	100	4	113	4
Total impaired real estate loans	15,976	212	18,690	212	16,735	640	19,594	737

Loans not secured by real estate:
Commercial loans	138	3	248	5	163	7	330	16
Farm loans (non RE)	-	-	-	-		-	-	-
Consumer loans	21	1	9	-	14	2	19	1
Total impaired loans	$16,135	216	18,947	217	16,912	649	19,943	754

Impaired loans collectively evaluated for impairment totaled $5.1 million at September 30, 2022 and December 31, 2021 and are included in the tables above.  Allowance on impaired loans collectively evaluated for impairment totaled $44,000 and $52,000 at September 30, 2022 and December 31, 2021, respectively.

The following tables present changes in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021. Unallocated balances in the following tables include allowance for loan losses based on qualitative factors such as economic outlook, concentrations of credit, interest rate risk and loan volume trends.  Paycheck Protection Program (“PPP”) loans are excluded from the allowance for loan losses as PPP loans are 100 percent guaranteed by the Small Business Administration (“SBA”).

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2022:
Allowance for loan losses:
Beginning balance	$1,193	2,013	864	2,234	150	711	-	110	2,080	9,355
Charge-offs	-	(120)	-	-	-	(20)	-	(450)	-	(590)
Recoveries	-	219	-	6	-	64	-	87	-	376
Provision	180	78	(101)	885	5	(14)	-	467	(611)	889
Ending balance	$1,373	2,190	763	3,125	155	741	-	214	1,469	10,030

Three months ended September 30, 2022:
Allowance for loan losses:
Beginning balance	$1,272	2,171	813	3,156	157	633	-	216	1,371	9,789
Charge-offs	-	(89)	-	-	-	(13)	-	(204)	-	(306)
Recoveries	-	92	-	2	-	8	-	37	-	139
Provision	101	16	(50)	(33)	(2)	113	-	165	98	408
Ending balance	$1,373	2,190	763	3,125	155	741	-	214	1,469	10,030

Allowance for loan losses at September 30, 2022:
Ending balance: individually
evaluated for impairment	$-	37	605	6	-	-	-	-	-	648
Ending balance: collectively
evaluated for impairment	1,373	2,153	158	3,119	155	741	-	214	1,469	9,382
Ending balance	$1,373	2,190	763	3,125	155	741	-	214	1,469	10,030

Loans at September 30, 2022:
Ending balance	$112,854	312,208	20,469	399,015	62,040	76,434	961	20,926	-	1,004,907

Ending balance: individually
evaluated for impairment	$-	547	8,703	1,401	-	-	-	-	-	10,651
Ending balance: collectively
evaluated for impairment	$112,854	311,661	11,766	397,614	62,040	76,434	961	20,926	-	994,256

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2021:
Allowance for loan losses:
Beginning balance	$1,196	1,843	1,052	2,212	122	1,345	-	128	2,010	9,908
Charge-offs	-	-	-	-	-	(293)	-	(249)	-	(542)
Recoveries	121	165	-	50	3	7	-	114	-	460
Provision	(421)	(306)	(162)	46	22	(153)	-	98	13	(863)
Ending balance	$896	1,702	890	2,308	147	906	-	91	2,023	8,963

Three months ended September 30, 2021:
Allowance for loan losses:
Beginning balance	$1,038	1,723	980	2,180	148	996	-	89	2,133	9,287
Charge-offs	-	-	-	-	-	(215)	-	(91)	-	(306)
Recoveries	31	86	-	2	4	1	-	40	-	164
Provision	(173)	(107)	(90)	126	(5)	124	-	53	(110)	(182)
Ending balance	$896	1,702	890	2,308	147	906	-	91	2,023	8,963

Allowance for loan losses at September 30, 2021:
Ending balance: individually
evaluated for impairment	$1	58	710	7	-	-	-	-	-	776
Ending balance: collectively
evaluated for impairment	895	1,644	180	2,301	147	906	-	91	2,023	8,187
Ending balance	$896	1,702	890	2,308	147	906	-	91	2,023	8,963

Loans at September 30, 2021:
Ending balance	$80,009	258,403	24,043	363,174	58,856	94,376	633	11,511	-	891,005

Ending balance: individually
evaluated for impairment	$6	1,398	10,236	1,450	-	54	-	-	-	13,144
Ending balance: collectively
evaluated for impairment	$80,003	257,005	13,807	361,724	58,856	94,322	633	11,511	-	877,861

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

The following tables present the credit risk profile of each loan type based on internally assigned risk grades as of September 30, 2022 and December 31, 2021:

September 30, 2022
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	3,808	-	-	-	1,381	-	523	-	5,712
2- High Quality	18,162	129,784	-	30,197	17	16,163	-	2,064	1,427	197,814
3- Good Quality	93,266	163,179	7,777	334,206	59,539	56,973	961	3,600	12,782	732,283
4- Management Attention	1,307	11,046	9,130	31,732	1,869	1,127	-	225	133	56,569
5- Watch	60	915	1,150	2,321	519	786	-	-	146	5,897
6- Substandard	59	3,476	2,412	559	96	4	-	26	-	6,632
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$112,854	312,208	20,469	399,015	62,040	76,434	961	6,438	14,488	1,004,907

December 31, 2021
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

1- Excellent Quality	$-	5,923	-	-	-	371	-	581	-	6,875
2- High Quality	11,752	109,337	-	28,546	19	16,177	-	2,039	1,309	169,179
3- Good Quality	80,325	129,856	8,712	272,786	54,945	68,183	792	3,510	3,931	623,040
4- Management Attention	3,534	14,964	10,478	30,937	2,754	5,214	4	284	-	68,169
5- Watch	76	2,464	1,703	4,938	543	1,177	-	1	-	10,902
6- Substandard	73	3,567	2,254	634	105	50	-	21	-	6,704
7- Doubtful	-	-	-	-	-	-	-	-	-	-
8- Loss	-	-	-	-	-	-	-	-	-	-
Total	$95,760	266,111	23,147	337,841	58,366	91,172	796	6,436	5,240	884,869

There were no new TDR modifications during the three and nine months ended September 30, 2022 and 2021.

There were no loans modified as TDR loans that defaulted during the nine months ended September 30, 2022 and 2021, which were within 12 months of their modification date.

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders, subject to certain limitations and eligibility criteria. A second round of PPP funding provided a total of $320 billion additional funding for the PPP.  The Bank participated as a lender in the PPP.  Total PPP loans originated during the years ended December 31, 2020 and 2021 amounted to $128.1 million.  The outstanding balance of PPP loans was $103,000 and $18.0 million at September 30, 2022 and December 31, 2021, respectively.  These loans are classified as commercial loans in the tables above.  The Bank recognized $54,000 and $489,000 of PPP loan fee income for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively.  The Bank recognized $948,000 and $3.0 million of PPP loan fee income for the nine months ended September 30, 2022 and nine months ended September 30, 2021, respectively.

(4)           Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2022 and 2021 is as follows:

For the three months ended September 30, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,307	5,473,443	$0.96
Effect of dilutive securities:
Restricted stock units - unvested		17,188
Shares held in deferred comp plan
by deferred compensation trust		166,937
Diluted earnings per share	$5,307	5,657,568	$0.93

For the nine months ended September 30, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$11,976	5,484,063	$2.18
Effect of dilutive securities:
Restricted stock units - unvested		15,090
Shares held in deferred comp plan
by deferred compensation trust		165,041
Diluted earnings per share	$11,976	5,664,194	$2.11

For the three months ended September 30, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,390	5,544,596	$0.61
Effect of dilutive securities:
Restricted stock units - unvested	-	14,690
Shares held in deferred comp plan
by deferred compensation trust		159,797
Diluted earnings per share	$3,390	5,719,083	$0.59

For the nine months ended September 30, 2021
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$12,126	5,601,879	$2.16
Effect of dilutive securities:
Restricted stock units - unvested	-	13,190
Shares held in deferred comp plan
by deferred compensation trust		158,039
Diluted earnings per share	$12,126	5,773,108	$2.10

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)
	September 30, 2022
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$9,777	-	9,777	-
U.S. Government
sponsored enterprises	$12,142	-	12,142	-
Mortgage-backed securities	$271,899	-	271,899	-
State and political subdivisions	$150,549	-	150,549	-
Mutual funds held in deferred compensation trust	$1,218	-	1,218

(Dollars in thousands)
	December 31, 2021
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,889	-	7,889	-
U.S. Government
sponsored enterprises	$14,267	-	14,267	-
Mortgage-backed securities	$217,152	-	217,152	-
State and political subdivisions	$167,241	-	167,241	-
Mutual funds held in deferred compensation trust	$1,510	-	1,510	-

The fair value measurements for mortgage loans held for sale and impaired loans on a non-recurring basis at September 30, 2022 and December 31, 2021 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2022	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$975	-	-	975
Impaired loans	$15,052	-	-	15,052

(Dollars in thousands)
	Fair Value Measurements December 31, 2021	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$3,637	-	-	3,637
Impaired loans	$17,475	-	-	17,475

(Dollars in thousands)
	Fair Value September 30, 2022	Fair Value December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$975	3,637	Rate lock commitment	N/A	N/A
Impaired loans	$15,052	17,475	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$155,461	155,461	-	-	155,461
Investment securities available for sale	444,367	-	444,367	-	444,367
Other investments	2,762	-	-	2,762	2,762
Mortgage loans held for sale	975	-	-	975	975
Loans, net	994,877	-	-	970,038	970,038
Mutual funds held in deferred
compensation trust	1,288	-	1,288	-	1,288

Liabilities:
Deposits	$1,501,091	-	-	1,500,613	1,500,613
Securities sold under agreements
to repurchase	37,986	-	37,986	-	37,986
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$277,499	277,499	-	-	277,499
Investment securities available for sale	406,549	-	406,549	-	406,549
Other investments	3,668	-	-	3,668	3,668
Mortgage loans held for sale	3,637	-	-	3,637	3,637
Loans, net	875,514	-	-	855,814	855,814
Mutual funds held in deferred
compensation trust	1,510	-	1,510	-	1,510

Liabilities:
Deposits	$1,412,748	-	-	1,401,833	1,401,833
Securities sold under agreements
to repurchase	37,094	-	37,094	-	37,094
Junior subordinated debentures	15,464	-	15,464	-	15,464

(6)           Leases

As of September 30, 2022, the Bank had operating right of use assets of $5.8 million and operating lease liabilities of $5.8 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices.  Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised.  Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of September 30, 2022 and 2021.

(Dollars in thousands)
	September 30, 2022	September 30, 2021

Operating lease cost	$617	$538

Other information:
Cash paid for amounts included in the measurement of lease liabilities	605	520
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	1,726	952
Weighted-average remaining lease term - operating leases	9.01	6.72
Weighted-average discount rate - operating leases	2.30%	2.71%

The following table presents lease maturities as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	September 30,2022

2022	$229
2023	922
2024	867
2025	812
2026	694
Thereafter	2,975
Total	6,499
Less: Imputed Interest	(652)
Operating Lease Liability	$5,847

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

COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events generally had an adverse effect on business and consumer confidence and the Company and its customers.  On March 3, 2020, the Federal Reserve Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to a range of 0.00% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic had an adverse effect on the Company’s financial condition and results of operations.  Prior to the occurrence of the COVID-19 pandemic, economic conditions, while not as robust as the economic conditions during the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again.  The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets.  Subsequently, continuing supply-chain disruption and rising inflation has caused the FOMC to increase the target federal funds rate by 300 basis points in 2022 to a range of 3.00% to 3.25% at October 31, 2022.

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

Results of Operations

Summary.  Net earnings were $5.3 million or $0.96 per share and $0.93 per diluted share for the three months ended September 30, 2022, as compared to $3.4 million or $0.61 per share and $0.59 per diluted share for the prior year period.  The increase in third quarter net earnings is primarily the result of an increase in net interest income and an increase in non-interest income, which were partially offset by an increase in the provision for loan losses and an increase in non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.25% for the three months ended September 30, 2022, compared to 0.83% for the same period one year ago, and annualized return on average shareholders’ equity was 18.42% for the three months ended September 30, 2022, compared to 9.30% for the same period one year ago.

Year-to-date net earnings as of September 30, 2022 were $12.0 million or $2.18 per share and $2.11 per diluted share for the nine months ended September 30, 2022, as compared to $12.1 million or $2.16 per share and $2.10 per diluted share for the prior year period.  The decrease in year-to-date net earnings is primarily attributable to an increase in non-interest expense and an increase in the provision for loan losses, which were partially offset by an increase in net interest income and an increase in non-interest income compared to the prior year period, as discussed below.

The annualized return on average assets was 0.96% for the nine months ended September 30, 2022, compared to 1.05 % for the same period one year ago, and annualized return on average shareholders’ equity was 12.53% for the nine months ended September 30, 2022, compared to 11.04% for the same period one year ago.

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

Net interest income was $13.8 million for the three months ended September 30, 2022, compared to $10.6 million for the three months ended September 30, 2021.  The increase in net interest income is due to a $3.2 million increase in interest income and a $43,000 decrease in interest expense.  The increase in interest income is due to a $1.2 million increase in interest income and fees on loans, a $811,000 increase in interest income on balances due from banks and a $1.1 million increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a decrease in fee income on SBA PPP loans.  The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to additional securities purchased with additional cash resulting from an increase in deposits combined with higher yields on securities purchased during the second and third quarters of 2022.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities

Interest income was $14.6 million for the three months ended September 30, 2022, compared to $11.4 million for the three months ended September 30, 2021.  The increase in interest income is due to a $1.2 million increase in interest income and fees on loans, a $811,000 increase in interest income on balances due from banks and a $1.1 million increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a decrease in fee income on SBA PPP loans.  The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to additional securities purchased with additional cash resulting from an increase in deposits combined with higher yields on securities purchased during the second and third quarters of 2022.  The Bank recognized $54,000 and $489,000 of PPP loan fee income for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively.  During the three months ended September 30, 2022, average loans were $971.6 million, an increase of $82.1 million from average loans of $889.5 million for the three months ended September 30, 2021.  During the three months ended September 30, 2022, average PPP loans were $739,000, a reduction of $29.9 million from average PPP loans of $30.7 million for the three months ended September 30, 2021.  During the three months ended September 30, 2022, average investment securities available for sale were $490.6 million, an increase of $111.8 million from average investment securities available for sale of $378.8 million for the three months ended September 30, 2021.  The average yield on loans for the three months ended September 30, 2022 and 2021 was 4.51% and 4.37%, respectively.  The average yield on investment securities available for sale was 2.23% and 1.70% for the three months ended September 30, 2022 and 2021, respectively.  The average yield on earning assets was 3.59% and 2.98% for the three months ended September 30, 2022 and 2021, respectively.

  Interest expense was $818,000 for the three months ended September 30, 2022, compared to $861,000 for the three months ended September 30, 2021.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.  During the three months ended September 30, 2022, average interest-bearing non-maturity deposits were $843.8 million, an increase of $55.8 million from average interest-bearing non-maturity deposits of $788.0 million for the three months ended September 30, 2021.  During the three months ended September 30, 2022, average certificates of deposit were $99.9 million, a reduction of $3.9 million from average certificates of deposit of $103.8 million for the three months ended September 30, 2021.  The average rate paid on interest-bearing checking and savings accounts was 0.23% and 0.29% for the three months ended September 30, 2022 and 2021, respectively.  The average rate paid on certificates of deposit was 0.53% for the three months ended September 30, 2022, compared to 0.69% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.33% for the three months ended September 30, 2022, compared to 0.36% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2022 and 2021. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the three months ended September 30, 2022 and 2021 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$971,592	$11,051	4.51%	$889,455	$9,807	4.37%
Investments - taxable	357,269	2,074	2.30%	227,026	657	1.15%
Investments - nontaxable*	136,587	687	2.00%	155,986	972	2.47%
Other	158,680	899	2.25%	262,205	89	0.13%

Total interest-earning assets	1,624,128	14,711	3.59%	1,534,672	11,525	2.98%

Non-interest earning assets:
Cash and due from banks	37,514			29,644
Allowance for loan losses	(9,785)			(9,313)
Other assets	34,290			64,439

Total assets	$1,686,147			$1,619,442

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$843,798	$494	0.23%	$787,985	$577	0.29%
Time deposits	99,889	134	0.53%	103,828	181	0.69%
Junior subordinated debentures	15,464	146	3.75%	15,464	69	1.77%
Other	37,965	44	0.46%	29,595	34	0.46%

Total interest-bearing liabilities	997,116	818	0.33%	936,872	861	0.36%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	562,979			528,481
Other liabilities	11,763			9,439
Shareholders' equity	114,289			144,650

Total liabilities and shareholders' equity	$1,686,147			$1,619,442

Net interest spread		$13,893	3.26%		$10,664	2.62%

Net yield on interest-earning assets			3.39%			2.76%

Taxable equivalent adjustment
Investment securities		$100			$104

Net interest income		$13,793			$10,560

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $13.0 million in 2022 and $14.9 million in 2021.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2022 and 2021.

Year-to-date net interest income as of September 30, 2022 was $35.8 million for the nine months ended September 30, 2022, compared to $33.3 million for the nine months ended September 30, 2021.  The increase in net interest income is due to a $2.1 million increase in interest income and a $393,000 decrease in interest expense.  The increase in interest income is primarily due to a $1.5 million increase in interest income on investment securities and a $1.3 million increase in interest income on balances due from banks, which were partially offset by a $747,000 decrease in interest income and fees on loans.  The increase in interest income on investment securities is primarily due to additional securities purchased with additional cash resulting from an increase in deposits combined with higher yields on securities purchased during the second and third quarters of 2022.  The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve.  The decrease in interest income and fees on loans is primarily due to a decrease in fee income on SBA PPP loans.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.

Interest income was $37.9 million for the nine months ended September 30, 2022, compared to $35.9 million for the nine months ended September 30, 2021.  The increase in net interest income is due to a $2.1 million increase in interest income and a $393,000 decrease in interest expense.  The increase in interest income is primarily due to a $1.5 million increase in interest income on investment securities and a $1.3 million increase in interest income on balances due from banks, which were partially offset by a $747,000 decrease in interest income and fees on loans.  The increase in interest income on investment securities is primarily due to additional securities purchased with additional cash resulting from an increase in deposits combined with higher yields on securities purchased during the second and third quarters of 2022.  The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve.  The decrease in interest income and fees on loans is primarily due to a decrease in fee income on SBA PPP loans, which offset the increase in interest income resulting from rate increases by the Federal Reserve.  The Bank recognized $948,000 and $3.0 million of PPP loan fee income for the nine months ended September 30, 2022 and the nine months ended September 30, 2021, respectively.  During the nine months ended September 30, 2022, average loans were $925.2 million, an increase of $7.7 million from average loans of $917.5 million for the nine months ended September 30, 2021.  During the nine months ended September 30, 2022, average PPP loans were $9.1 million, a decrease of $41.6 million from average PPP loans of $50.7 million for the nine months ended September 30, 2021.  During the nine months ended September 30, 2022, average investment securities available for sale were $453.4 million, an increase of $123.4 million from average investment securities available for sale of $330.0 million for the nine months ended September 30, 2021.  The average yield on loans for the nine months ended September 30, 2022 and 2021 was 4.44% and 4.59%, respectively.  The average yield on investment securities available for sale was 1.75% and 1.81% for the nine months ended September 30, 2022 and 2021, respectively.  The average yield on earning assets was 3.20% and 3.31% for the nine months ended September 30, 2022 and 2021, respectively.

Interest expense was $2.1 million for the nine months ended September 30, 2022, compared to $2.5 million for the nine months ended September 30, 2021.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.  During the nine months ended September 30, 2022, average interest-bearing non-maturity deposits were $822.3 million, an increase of $90.3 million from average interest-bearing non-maturity deposits of $732.0 million for the nine months ended September 30, 2021.  During the nine months ended September 30, 2022, average certificates of deposit were $100.6 million, a decrease of $5.5 million from average certificates of deposit of $106.1 million for the nine months ended September 30, 2021.  The average rate paid on interest-bearing checking and savings accounts was 0.21% and 0.30% for the nine months ended September 30, 2022 and 2021, respectively.  The average rate paid on certificates of deposit was 0.56% for the nine months ended September 30, 2022, compared to 0.74% for the same period one year ago. The average rate paid on interest-bearing liabilities was 0.29% for the nine months ended September 30, 2022, compared to 0.38% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2022 and 2021. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the nine months ended September 30, 2022 and 2021 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$925,178	30,727	4.44%	$917,473	31,474	4.59%
Investments - taxable	324,664	4,140	1.70%	199,395	1,847	1.24%
Investments - nontaxable*	132,301	1,891	1.91%	134,893	2,714	2.69%
Other	213,342	1,453	0.91%	210,855	172	0.11%

Total interest-earning assets	1,595,485	38,211	3.20%	1,462,616	36,207	3.31%

Non-interest earning assets:
Cash and due from banks	36,576			30,652
Allowance for loan losses	(9,535)			(9,602)
Other assets	43,074			63,739

Total assets	$1,665,600			$1,547,405

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$822,299	1,263	0.21%	$732,045	1,617	0.30%
Time deposits	100,630	421	0.56%	106,158	584	0.74%
Trust preferred securities	15,464	324	2.80%	15,464	211	1.82%
Other	37,964	117	0.41%	29,095	106	0.49%

Total interest-bearing liabilities	976,357	2,125	0.29%	882,762	2,518	0.38%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	554,335			515,433
Other liabilities	7,073			2,298
Shareholders' equity	127,835			146,912

Total liabilities and shareholders' equity	$1,665,600			$1,547,405

Net interest spread		$36,086	2.91%		$33,689	2.93%

Net yield on interest-earning assets			3.02%			3.08%

Taxable equivalent adjustment
Investment securities		$279			$347

Net interest income		$35,807			$33,342

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $13.5 million in 2022 and $12.1 million in 2021.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2022 and 2021.

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

	Three months ended September 30, 2022 compared to three months ended September 30, 2021				Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$920	324	1,244		260	(1,007)	(747)
Investments - taxable	566	851	1,417		1,379	914	2,293
Investments - nontaxable	(109)	(176)	(285)		(45)	(778)	(823)
Other	(311)	1,121	810		9	1,272	1,281
Total interest income	1,066	2,120	3,186		1,603	401	2,004

Interest expense:
NOW, MMDA & savings deposits	37	(120)	(83)		169	(523)	(354)
Time deposits	(6)	(41)	(47)		(27)	(136)	(163)
Trust preferred securities	-	77	77		-	113	113
Other	10	-	10		30	(19)	11
Total interest expense	41	(84)	(43)		172	(565)	(393)
Net interest income	$1,025	2,204	3,229		1,431	966	2,397

Provision for Loan Losses.  The provision for loan losses for the three months ended September 30, 2022 was $408,000, compared to a recovery of $182,000 for the three months ended September 30, 2021.  The increase in the provision for loan losses is primarily attributable to an increase in reserves due to a net increase in the volume of loans in the general reserve pool.  The recovery of provision for loan losses for the three months ended September 30, 2021 was primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves in the general reserve pool.  There were no loans with modifications as a result of the COVID-19 pandemic at September 30, 2022 and December 31, 2021.

The provision for loan losses for the nine months ended September 30, 2022 was $889,000, compared to a recovery of $863,000 for the nine months ended September 30, 2021.  The increase in the provision for loan losses is primarily attributable to an increase in reserves due to a net increase in the volume of loans in the general reserve pool.  The recovery of provision for loan losses for the nine months ended September 30, 2021 was primarily attributable to a decrease in reserves on loans with payment modifications made as a result of the COVID-19 pandemic and a decrease in reserves in the general reserve pool.

                Non-Interest Income.  Total non-interest income was $6.8 million for the three months ended September 30, 2022, compared to $6.0 million for the three months ended September 30, 2021.  The increase in non-interest income is primarily attributable to a $757,000 increase in appraisal management fee income due to an increase in appraisal volume and a $435,000 increase in service charge income, primarily due to service charge changes implemented in March 2022, which were partially offset by a $457,000 decrease in mortgage banking income due to a decrease in mortgage loan volume and additional mortgage loans being retained in the Bank’s portfolio.

Non-interest income was $21.2 million for the nine months ended September 30, 2022, compared to $18.0 million for the nine months ended September 30, 2021.  The increase in non-interest income is primarily attributable to a $3.9 million increase in appraisal management fee income due to an increase in appraisal volume and a $1.1 million increase in service charge income, primarily due to service charge changes implemented in March 2022, which were partially offset by a $1.8 million decrease in mortgage banking income due to a decrease in mortgage loan volume and additional mortgage loans being retained in the Bank’s portfolio.

Non-Interest Expense.  Total non-interest expense was $13.5 million for the three months ended September 30, 2022, compared to $12.6 million for the three months ended September 30, 2021.  The increase in non-interest expense is primarily attributable to a $595,000 increase in appraisal management fee expense due to an increase in appraisal volume, a $123,000 increase in salaries and employee benefits expense primarily due to an increase in insurance costs and a $218,000 increase in other non-interest expenses.

Non-interest expense was $41.0 million for the nine months ended September 30, 2022, compared to $37.0 million for the nine months ended September 30, 2021.  The increase in non-interest expense is primarily attributable to a $3.0 million increase in appraisal management fee expense due to an increase in appraisal volume and a $566,000 increase in salaries and employee benefits expense primarily due to an increase in insurance costs and a $340,000 increase in other non-interest expenses.

Income Taxes. Income tax expense was $1.4 million for the three months ended September 30, 2022, compared to $824,000 for the three months ended September 30, 2021.  The effective tax rate was 21.06% for the three months ended September 30, 2022, compared to 19.55% for the three months ended September 30, 2021.  Income tax expense was $3.1 million for the nine months ended September 30, 2022 and 2021.  The effective tax rate was 20.40% for the nine months ended September 30, 2022, compared to 20.17% for the nine months ended September 30, 2021.

Analysis of Financial Condition

Investment Securities.  Available for sale securities were $444.4 million as of September 30, 2022, compared to $406.5 million as of December 31, 2021.  Average investment securities available for sale for the nine months ended September 30, 2022 were $490.6 million, compared to $349.6 million for the year ended December 31, 2021.

Loans.  Total loans were $1.0 billion as of September 30, 2022, compared to $884.9 million as of December 31, 2021.  The increase in loans was achieved despite a $17.9 million reduction in PPP loans during the nine months ended September 30, 2022.  The Bank had $103,000 and $18.0 million in PPP loans at September 30, 2022 and December 31, 2021, respectively.   Average loans represented 58% and 61% of average earning assets for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

The Bank had $975,000 and $3.6 million in mortgage loans held for sale as of September 30, 2022 and December 31, 2021, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At September 30, 2022, the Bank had $97.7 million in residential mortgage loans, $97.4 million in home equity loans and $596.4 million in commercial mortgage loans, which include $460.1 million secured by commercial property and $136.3 million secured by residential property.   Residential mortgage loans at September 30, 2022 include $20.5 million in non-traditional mortgage loans from the former Banco division of the Bank.  At December 31, 2021, the Bank had $101.5 million in residential mortgage loans, $85.6 million in home equity loans and $494.4 million in commercial mortgage loans, which include $381.0 million secured by commercial property and $113.4 million secured by residential property.   Residential mortgage loans include $23.1 million in non-traditional mortgage loans from the former Banco division of the Bank.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.

Past due TDR loans and non-accrual TDR loans totaled $2.4 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively.  The terms of these loans have been renegotiated to provide a concession to original terms, including a reduction in principal or interest as a result of the deteriorating financial position of the borrower.  There were no performing loans classified as TDR loans at September 30, 2022 and December 31, 2021.

There were no new TDR modifications during the three and nine months ended September 30, 2022 and 2021.

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

The general allowance reflects reserves established under GAAP for collective loan impairment.  These reserves are based upon historical net charge-offs using the greater of the last two, three, four, or five years’ loss experience.  This charge-off experience may be adjusted to reflect the effects of current conditions.  The Bank considers information derived from its loan risk ratings and external data related to industry and general economic trends in establishing reserves.  Qualitative factors applied in the Bank’s ALLL model include the impact to the economy from the COVID-19 pandemic and reserves on loans with payment modifications as a result of the COVID-19 pandemic.  At September 30, 2022 and December 31, 2021, there were no loans with existing modifications as a result of the COVID-19 pandemic.  At September 30, 2022, the Bank continues to maintain a pool of loans that were previously modified as a result of the COVID-19 pandemic.  The loan balances associated with those loans that were previously modified as a result of the COVID-19 pandemic related modifications have been grouped into their own pool within the Bank’s ALLL model as management considers that they have a higher risk profile, and a higher reserve rate has been applied to this pool.  Loans included in this pool totaled $74.0 million and $88.7 million at September 30, 2022 and December 31, 2021, respectively.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021.   Revisions, estimates and assumptions may be made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

	Percentage of Loans
	By Risk Grade
Risk Grade	9/30/2022	12/31/2021
Risk Grade 1 (Excellent Quality)	0.57%	0.78%
Risk Grade 2 (High Quality)	19.68%	19.12%
Risk Grade 3 (Good Quality)	72.87%	70.41%
Risk Grade 4 (Management Attention)	5.63%	7.70%
Risk Grade 5 (Watch)	0.59%	1.23%
Risk Grade 6 (Substandard)	0.66%	0.76%
Risk Grade 7 (Doubtful)	0.00%	0.00%
Risk Grade 8 (Loss)	0.00%	0.00%

At September 30, 2022, including non-accrual loans, there were no relationships exceeding $1.0 million in the Watch and Substandard risk grades.

Non-performing Assets.  Non-performing assets totaled $3.7 million at September 30, 2022 or 0.22% of total assets, compared to $3.2 million or 0.20% of total assets at December 31, 2021.  Non-accrual loans were $3.7 million at September 30, 2022 and $3.2 million at December 31, 2021.  As a percentage of total loans outstanding, non-accrual loans were 0.37% at September 30, 2022 and December 31, 2021, respectively.  Non-performing assets include $3.7 million in commercial and residential mortgage loans and $19,000 in other loans at September 30, 2022, compared to $3.2 million in commercial and residential mortgage loans, $51,000 in other loans at December 31, 2021.  The Bank had no loans 90 days past due and still accruing at September 30, 2022 and December 31, 2021.  The Bank had no other real estate owned at September 30, 2022 and December 31, 2021.

                Deposits.  Total deposits at September 30, 2022 were $1.5 billion compared to $1.4 billion at December 31, 2021.  Core deposits, a non-GAAP measure, which include demand deposits, savings accounts and non-brokered certificates of deposits of denominations less than $250,000, amounted to $1.5 billion and $1.4 billion at September 30, 2022 and December 31, 2021, respectively.  Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s funding base.

Borrowed Funds.  There were no FHLB borrowings outstanding at September 30, 2022 and December 31, 2021.

Securities sold under agreements to repurchase were $38.0 million at September 30, 2022 and December 31, 2021.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at September 30, 2022 and December 31, 2021.

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

                The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the nine months ended September 30, 2022 totaled $1.6 billion, exceeding average rate sensitive liabilities of $976.4 million by $619.1 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of September 30, 2022.

Included in the rate sensitive assets are $183.3 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC.  The Company utilizes interest rate floors on certain variable rate loans to protect against downward movements in the prime rate.  At September 30, 2022, the Company had $110.8 million in loans with interest rate floors.  The floors were in effect on $9,000 of these loans.

                Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of September 30, 2022, such unfunded commitments to extend credit were $373.9 million, while commitments in the form of standby letters of credit totaled $5.5 million. As of December 31, 2021, such unfunded commitments to extend credit were $304.3 million, while commitments in the form of standby letters of credit totaled $4.9 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2022, the Bank’s core deposits, a non-GAAP measure, totaled $1.5 billion, or 97.99% of total deposits. As of December 31, 2021, the Bank’s core deposits totaled $1.4 billion, or 98.14% of total deposits.

The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Bank’s ratio of wholesale funding to total assets was 0.91% and 0.68% as of September 30, 2022 and December 31, 2021, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at September 30, 2022 and December 31, 2021. At September 30, 2022, the carrying value of loans pledged as collateral to the FHLB totaled $143.4 million compared to $137.4 million at December 31, 2021. The remaining availability under the line of credit with the FHLB was $88.2 million at September 30, 2022 compared to $90.9 million at December 31, 2021. The Bank had no borrowings from the FRB at September 30, 2022 or December 31, 2021. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2022, the carrying value of loans pledged as collateral to the FRB totaled $565.1 million compared to $475.2 million at December 31, 2021. Availability under the line of credit with the FRB was $427.2 million and $346.20 million at September 30, 2022 and December 31, 2021, respectively.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2022.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 34.62% at September 30, 2022 and 43.28% at December 31, 2021.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2022 and December 31, 2021.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations and other commitments as of September 30, 2022 and December 31, 2021 are summarized in the table below.  The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.  Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

(Dollars in thousands)
	September 30, 2022	December 31, 2021
Contractual Cash Obligations
Junior subordinated debentures	$15,464	15,464
Operating lease obligations	6,487	5,168
Total	$21,951	20,632
Other Commitments
Commitments to extend credit	$373,939	304,258
Standby letters of credit and financial guarantees written	5,511	4,892
SBIC Investments	1,684	2,204
Income tax credits	101	101
Total	$381,235	311,455

Capital Resources. Shareholders’ equity was $103.9 million, or 6.78% of total assets, at September 30, 2022, compared to $142.4 million, or 8.77% of total assets, at December 31, 2021.  The decrease in shareholders’ equity is primarily due to an increase in the unrealized loss on investment securities available for sale due to rate changes from December 31, 2021 to September 30, 2022.

Annualized return on average equity for the nine months ended September 30, 2022 was 12.53%, compared to 11.04% for the nine months ended September 30, 2021.  Total cash dividends paid on common stock were $3.9 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively.

In February of 2022, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock.  Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice.  The Company has repurchased approximately $594,000, or 22,000 shares of its common stock, under this stock repurchase program as of September 30, 2022.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital includes $15.0 million in trust preferred securities at September 30, 2022 and December 31, 2021.  The Company’s Tier 1 capital ratio was 13.39% and 15.43% at September 30, 2022 and December 31, 2021, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for loan losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 14.20% and 16.35% at September 30, 2022 and December 31, 2021, respectively.  The Company’s common equity Tier 1 capital consists of common stock and retained earnings.   The Company’s common equity Tier 1 capital ratio was 12.17% and 13.96% at September 30, 2022 and December 31, 2021, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 9.58% and 9.64% at September 30, 2022 and December 31, 2021, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.27% and 15.27% at September 30, 2022 and December 31, 2021, respectively.  The total risk-based capital ratio for the Bank was 14.08% and 16.19% at September 30, 2022 and December 31, 2021, respectively.   The Bank’s common equity Tier 1 capital ratio was 13.27% and 15.27% at September 30, 2022 and December 31, 2021, respectively.  The Bank’s Tier 1 leverage capital ratio was 9.43% and 9.50% at September 30, 2022 and December 31, 2021, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1 - 31, 2022	1,297	$27.10	-	$1,405,790

August 1 - 31, 2022	320	$26.20	-	$1,405,790

September 1 - 30, 2022	288	$25.91	-	$1,405,790

Total	1,905	$26.81	-

(1)  The Company purchased 1,905 shares on the open market in the three months ended September 30, 2022 for its deferred compensation plan.  All purchases were funded by participant contributions to the plan.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2022, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 4, 2022	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

November 4, 2022	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

