Form 10-K
period 2022-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2023-03-17
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $125,528,065 based on the closing price of such common stock on June 30, 2022, which was $27.16 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,637,021 shares of common stock, outstanding at February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. (the “Company”) for the year ended December 31, 2022 (the “Annual Report”), which will be included as Appendix A to the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 4, 2023 (the “Proxy Statement”), are incorporated by reference into Part II and filed as Exhibit 13 to this Form 10-K.

Portions of the Company’s Proxy Statement to be filed pursuant to Regulation 14A, are incorporated by reference into Part III. The Proxy Statement will be filed on or before April 30, 2023.

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 17 banking offices, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Huntersville, Mooresville, Raleigh, and Cary, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem North Carolina. The Company’s fiscal year ends December 31. At December 31, 2022, the Company had total assets of $1.6 billion, net loans of $1.0 billion, deposits of $1.4 billion, total securities of $448.1 million, and shareholders’ equity of $105.2 million.

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

The operations of the Bank are significantly influenced by general economic conditions and by related monetary and fiscal policies of the Company and the Bank’s regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”).

At December 31, 2022, the Company employed 279 full-time employees and 21 part-time employees, which equated to 291 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company. At December 31, 2022, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services. CBRES serves as a “clearing-house” for appraisal services for community banks. Other banks are able to contract with CBRES to find and engage appropriate appraisal companies. As a separate legal entity, CBRES’s services and the appraisal process are conducted independent from the financing process of the Bank. PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and assets obtained in the ordinary course of collecting debts previously contracted. In 2019, the Company launched PB Insurance Agency, which operated as a division of CBRES, until it was discontinued in 2022. All of the Bank’s subsidiaries are incorporated in the state of North Carolina.

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

Employment in the Bank’s primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Catawba County Schools, Catawba Valley Medical Center, Duke LifePoint/Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Optical Communications (manufacturer of fiber optic cable and accessories), Target Stores Distribution Center (transportation and warehousing), Catawba County, GKN ePowertrain (manufacturing), Wal-Mart Associates, Inc. and Pierre Foods, Inc. Lincoln County’s largest employers include Lincoln County Schools, County of Lincoln, Atrium Health Lincoln, RSI Home Products (manufacturing), Wal-Mart Associates, Inc., The Timken Company (manufacturing), Blum, Inc. (manufacturing), Lowes Home Centers, Inc. and Cataler North America (manufacturing).

The Bank has operated in the Catawba Valley region of North Carolina for over 100 years and is the only financial institution headquartered in Newton, North Carolina. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2022 comparative data, the Bank had 20.73% of the deposits in Catawba County, placing it second in deposit size among a total of 11 banks with branch offices in Catawba County; 18.98% of the deposits in Lincoln County, placing it second in deposit size among a total of nine banks with branch offices in Lincoln County; and 17.57% of the deposits in Alexander County, placing it fourth in deposit size among a total of five banks with branch offices in Alexander County.

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

The Bank’s legal lending limit is set by law and is monitored by the FDIC and the Commissioner. As of December 31, 2022, the Bank’s legal lending limit was $26.5 million (absent fully marketable collateral), and the largest credit relationship was $19.7 million. The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Bank Board. The President/Chief Executive Officer of the Bank has loan authority of up to the legal lending limit of the Bank. As of December 21, 2022, the individual lending authority of the Chief Credit Officer/Executive Vice President was set at $6.5 million.

It is the policy of the Bank to ensure that the Bank Board is fully apprised of the status and critical factors affecting the quality and performance of the loan portfolio. These factors include, but are not limited to: (i) credit underwriting policies and procedures; (ii) results of loan reviews and loan audits; and, (iii) credit concentrations (single borrowers and specific industries).

Management provides the Bank Board with the loan portfolio information as described below:

Monthly:

The following reports are submitted to the Bank Board for review and approval on a monthly basis:

•	Loan Quality/Yield/Growth/Trend Report
•	Risk Grade Report with Details of Loans Risk Graded 5-8
•	Commercial Loan Delinquency
•	New Loans - $250,000 and Greater
•	Comparison on New Loans in Prior Month with Same Month in Prior Year
•	Outstanding Commitments - $250,000 and greater
•	Commitment Pipeline Report – Outstanding commitments of $2,000,000 and greater (pending final approval and/or acceptance by the applicant)
•	Underwriting Exception Report (Commercial, Consumer and Mortgage)
•	Documentation Exception Report (Commercial and Consumer – quarterly comparison with current month)
•	All New Loans for Prior Month – Details

Quarterly:

The following reports are submitted to the Bank Board for review and approval on a quarterly basis:

•	Real Estate Secured Loans with Non-Conforming Loan-To-Value Ratio
•	Status of Other Real Estate Owned
•	Nonaccrual
•	Impaired Loan Report
•	Letters of Credit Outstanding
•	Portfolio Status Report - Detailed analytical report summarizing the composition of the bank’s loan portfolio
•	Portfolio Stress Tests
•	Mortgage Report (see Mortgage Policy for complete list of reports)
•	Matured Home Equity Loan Report

Semi-annually:

The following report is submitted to the Bank Boards for review and approval on a semi-annual basis:

•	Participation Status Report

Annually:

On an annual basis, the Bank Board:

•	Reviews and approves the Bank’s credit underwriting policies and procedures
•	Reviews findings of the annual independent loan review of borrowing relationships of $1.5 million and greater as well as a periodic sample of commercial relationships with exposures below $1.5 million prepared by an independent loan review company engaged by the Bank
•	Receives information from management detailing all new committed borrowing relationships exceeding $3.0 million and is informed during the year if a borrowing relationship exceeds $2.5 million

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

E. Manage Tax Liabilities – Conduct portfolio management in light of the Bank’s current and projected tax position in order to improve overall profitability by reducing the Bank’s tax exposure to its minimum permissible level.

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

Human Capital Management

At December 31, 2022, the Company employed 279 full-time employees and 21 part-time employees, which equated to 291 full-time equivalent employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

Oversight of our corporate culture is an important element of our Board of Directors oversight of risk because our people are critical to the success of our corporate strategy. Our Board of Directors sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. Our culture is guided by our guiding principles below:

Our Core Values

-	Employees – We are informed, encouraged, and committed
-	Integrity – We are fair and truthful
-	Exceptional Customer Service – We surpass our customers’ expectation
-	Accountability – We are accountable for our own actions and bank goals.
-	Progressive and Positive – We see change as an opportunity
-	Our brand story

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

Capital Adequacy. At December 31, 2022, the Bank exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 9.68%, common equity Tier 1 risk-based capital ratio of 13.10%, Tier 1 risk-based capital ratio of 13.10% and total risk-based capital ratio of 13.93%. At December 31, 2022, the Company also exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 9.82%, common equity Tier 1 risk-based capital ratio of 12.03%, Tier 1 risk-based capital ratio of 13.21% and total risk-based capital ratio of 14.04%.

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

We recognized approximately $461,000, $415,000 and $263,000 in FDIC insurance expense in 2022, 2021, and 2020, respectively. In November 2018, the FDIC announced that the Deposit Insurance Fund (“DIF”) reserve ratio exceeded the statutory minimum of 1.35% as of September 30, 2018. Among other things, this resulted in the FDIC awarding assessment credits for banks with less than $10 billion in total assets that had contributed to the DIF in prior years. We were notified in January 2019 that we had received approximately $272,000 in credits that would be available to offset deposit insurance assessments once the DIF reached 1.38%. The DIF reached 1.38% as of June 30, 2019 and therefore, the FDIC began to apply the Bank’s credits to our quarterly deposit insurance assessments beginning with the second quarter of 2019. The Bank’s credits were fully utilized in the first quarter of 2020.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2022, the Bank was in compliance with this requirement.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits established by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral may exceed 15% of the Bank’s total equity capital. At December 31, 2022, this limit was $26.5 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $44.2 million as of December 31, 2022, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Current Expected Credit Loss Accounting Standard. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard related to reserving for credit losses. This standard, referred to as Current Expected Credit Loss (or “CECL”), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecasts. The Company adopted CECL as of January 1, 2023. See Item 1A. Risk Factors for a further discussion of risks related to CECL.

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

RISK FACTORS RELATED TO OUR BUSINESS

The lingering economic impact of the COVID-19 pandemic combined with the current inflationary pressures could adversely affect our financial condition and results of operations.

The COVID-19 pandemic caused significant economic disruption throughout the United States. Although the economic activity has improved and there is growth in demand for goods and services, the lingering impact the COVID-19 pandemic has created certain adverse and persistent macroeconomic consequences, including labor shortages and disruptions of global supply chain, which may continue for some time and which have contributed to rising inflationary pressures and the risk of recession.

As a result of the lingering impact of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to the following risks, among others, any of which individually or in combination with others could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Demand for our products and services may decline, making it difficult to grow assets and income;
•	If we have high levels of unemployment for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	Limitations may be placed on our ability to foreclose on properties we hold as collateral;
•	Our allowance for credit losses may have to be increased if borrowers experience financial difficulties which will adversely affect our net income;
•	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	Our cybersecurity risks are increased if employees work remotely;
•	We rely on third-party vendors for certain services and the unavailability of a critical service could have an adverse effect on us; and
•	FDIC premiums may increase if the FDIC experiences additional resolution costs.

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

Inflation can have an adverse impact on our customers and their ability to repay.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a pronounced rise in inflation and the Federal Reserve has raised certain benchmark interest rates in an effort to combat this trend. Our customers may also be affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The FASB issued an Accounting Standards Update related to CECL, the new credit impairment model, which was implemented by the Company for reporting periods beginning on January 1, 2023. This new model requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration will be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes.

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

Changes in prevailing interest rates may hurt the Bank’s business. The Bank derives its income primarily from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more the Bank earns. When market rates of interest change, and in particular during periods of rapid rate movements as experienced in 2022, the interest the Bank receives on its assets and the interest the Bank pays on its liabilities will fluctuate. This can cause decreases in the “spread” and can adversely affect the Bank’s income. Changes in market interest rates could reduce the value of the Bank’s financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money the Bank lends. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. If the Bank is unsuccessful in managing the effects of changes in interest rates, the financial condition and results of operations could suffer.

A small number of large deposit relationships provide a significant level of funding for the Bank.

The Bank’s five largest deposit relationships, including securities sold under agreements to repurchase, amounted to $117.0 million at December 31, 2022.  These balances represent 7.89% of total deposits and securities sold under agreements to repurchase combined at December 31, 2022.  Total deposits for the five largest relationships referenced above amounted to $85.7 million, or 5.97% of total deposits at December 31, 2022.  Total securities sold under agreements to repurchase for the five largest relationships referenced above amounted to $31.4 million, or 65.76% of total securities sold under agreements to repurchase at December 31, 2022. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations.  We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources.  Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may not be able to retain or grow our deposit base, which could adversely impact our funding costs.

Like many financial institutions, the Bank relies on customer deposits as its primary source of funding for its lending activities, and the Bank continues to seek customer deposits to maintain this funding base. The Bank’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2022, the Bank had $1.4 billion in deposits. The Bank’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in the Bank or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, the liquidity coverage ratio, etc.), changes in the financial condition of the Bank, or the banking industry in general, and other events which can impact the perceived safety and soundness or economic benefits of bank deposits. Any loss by the Bank of its deposit base could limit its lending ability resulting in lower loan originations, which could have a material adverse effect on the Bank’s business, financial condition and results of operations.

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

Risks related to decline in value of investment securities portfolio.

At December 31, 2022, unrealized losses in our available for sale investment securities portfolio totaled $62.3 million. These unrealized losses arose due to changing interest rates and are considered to be temporary; however, in the event that we sell these securities while they are in an unrealized loss position, we will recognize a corresponding loss. In January and February 2023, we sold securities available for sale totaling $53.5 million, which resulted in gross losses of $2.7 million and gross gains of $177,000. In the event that we decide to sell additional securities while they are in an unrealized loss position, we will experience additional losses, which could have a material adverse effect on our earnings and financial condition.

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

The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with two of its top three executives averaging 26 years of service with the Bank. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2022, the Company and the Bank conducted their business from their headquarters office in Newton, North Carolina and the Bank’s 17 branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Huntersville, Mooresville, Raleigh and Cary, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2022.

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

163 Plantation Ridge Drive

Mooresville, North Carolina 28117

1910 East Main Street

Lincolnton, North Carolina 28092

Leased

1333 2nd Street NE

Hickory, North Carolina 28601

6350 South Boulevard

Charlotte, North Carolina 28217

3752/3754 Highway 16 North

Denver, North Carolina 28037

9617 Holly Point Drive

Huntersville, NC 28078

4000 Westchase Boulevard

Suite 100

Raleigh, North Carolina 27607

1117 Parkside Main Street

Cary, North Carolina 27519

13840 Ballantyne Corporate Place

Suite 150

Charlotte, North Carolina 28277

118 East Council Street

Suite 1

Salisbury, NC 28144

380 Knollwood Street

Suite D

Winston-Salem, NC 27103

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

In the opinion of management, the Company is not involved in any other material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

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

As of March 8, 2023, the Company had 668 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.

STOCK PERFORMANCE GRAPH

                The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2022.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

Performance Report for

Peoples Bancorp of North Carolina, Inc.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1 - 31, 2022	3,200	$27.50	3,200	$1,317,790

November 1 - 30, 2022	2,446	$28.43	1,000	$1,289,460

December 1 - 31, 2022	269	$30.71	-	$1,289,460

Total	5,915	$28.03	4,200

(1) The Company purchased 1,715 shares on the open market in the three months ended December 31, 2022 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-18 of the Annual Report, which section is filed with this Form 10-K as Exhibit (13). The section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-19 through A-60 of the Annual Report, which Annual Report is filed with this Form 10-K as Exhibit (13). The consolidated financial statements of the Company and supplementary data set forth on pages A-19 through A-59 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation”, “Employment Agreements”, “Potential Payments upon Termination or Change in Control”, “Omnibus Stock Option and Long Term Incentive Plan”, “Director Compensation”, “Compensation Committee – Compensation Committee Interlocks and Insider Participation”, “Compensation Committee – Compensation Committee Report”, and “Pay versus Performance”, contained in the Proxy Statement, which sections are incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	28,440	$0.00	279,920
Equity compensation plans not approved by security holders	-	-	-
Total	28,440	$0.00	279,920

(1) Includes: 3,245 restricted stock units granted on January 24, 2018 under the 2009 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vested on January 24, 2022; 5,115 restricted stock units granted on February 21, 2019 under the 2009 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vested on February 21, 2023; 7,635 restricted stock units granted on May 7, 2020 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on May 7, 2024; 7,060 restricted stock units granted on February 3, 2021 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on February 3, 2025; and 5,385 restricted stock units granted on January 20, 2022 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on January 20, 2026.

(2) The restricted stock units granted by the Company under the Omnibus Plans do not have an exercise price.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

	(a)	Reports of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2022 and 2021

	(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2022, 2021 and 2020

	(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020

	(e)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

	(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(i)(a)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

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

Exhibit (13)	2022 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Elliott Davis, PLLC

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)()	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)

The following materials from the Company’s 10-K Report for the annual period ended December 31, 2022, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 17, 2023
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 17, 2023
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 17, 2023
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 17, 2023
Douglas S. Howard

/s/ Jeffrey N. Hooper	Executive Vice President and Chief	March 17, 2023
Jeffrey N. Hooper	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 17, 2023
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 17, 2023
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 17, 2023
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 17, 2023
Larry E. Robinson

/s/ William Gregory Terry	Director	March 17, 2023
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 17, 2023
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 17, 2023
Benjamin I. Zachary

/s/ Kimberly Boyd-Leaks	Director	March 17, 2023
Kimberly Boyd-Leaks