Form 10-Q
period 2023-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2023-05-09
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,637,021 shares of common stock, outstanding at April 30, 2023.

INDEX

PART I. FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Quarterly Report on Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(Dollars in thousands)
	March 31,	December 31,
Assets	2023	2022
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements of $0 at both 3/31/23 and 12/31/22	$40,100	50,061
Interest-bearing deposits	42,921	21,535
Cash and cash equivalents	83,021	71,596

Investment securities available for sale	399,148	445,394
Other investments	2,628	2,656
Total securities	401,776	448,050

Mortgage loans held for sale	417	211

Loans	1,050,871	1,032,608
Less allowance for credit losses	(9,617)	(10,494)
Net loans	1,041,254	1,022,114

Premises and equipment, net	18,194	18,205
Cash surrender value of life insurance	17,806	17,703
Right of use lease asset	4,949	5,116
Accrued interest receivable and other assets	35,275	37,932
Total assets	$1,602,692	1,620,927

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$502,702	523,088
Interest-bearing demand, MMDA & savings	742,473	814,128
Time, over $250,000	67,595	31,001
Other time	100,671	66,998
Total deposits	1,413,441	1,435,215

Securities sold under agreements to repurchase	39,535	47,688
Junior subordinated debentures	15,464	15,464
Lease liability	5,033	5,185
Accrued interest payable and other liabilities	14,436	12,180
Total liabilities	1,487,909	1,515,732

Commitments

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,637,021 shares at March 31, 2023 and 5,636,830 shares at December 31, 2022	52,642	52,636
Common stock held by deferred compensation trust, at cost; 158,356 shares at March 31, 2023 and 163,883 shares at December 31, 2022	(1,837)	(2,181)
Deferred compensation	1,837	2,181
Retained earnings	100,565	100,156
Accumulated other comprehensive loss	(38,424)	(47,597)
Total shareholders' equity	114,783	105,195

Total liabilities and shareholders' equity	$1,602,692	1,620,927

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

	2023	2022
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$12,883	9,742
Interest on due from banks	383	111
Interest on investment securities:
U.S. Government sponsored enterprises	2,230	505
State and political subdivisions	862	943
Other	443	28
Total interest income	16,801	11,329

Interest expense:
Interest-bearing demand, MMDA & savings deposits	1,488	403
Time deposits	516	146
Junior subordinated debentures	248	75
Other	211	39
Total interest expense	2,463	663

Net interest income	14,338	10,666

Provision for credit losses	224	71

Net interest income after provision for credit losses	14,114	10,595

Non-interest income:
Service charges	1,341	1,168
Other service charges and fees	182	193
Loss on sale of securities, net	(2,488)	-
Mortgage banking income	93	200
Insurance and brokerage commissions	228	240
Appraisal management fee income	2,094	3,506
Miscellaneous	2,161	1,739
Total non-interest income	3,611	7,046

Non-interest expense:
Salaries and employee benefits	6,500	5,849
Occupancy	2,014	1,916
Professional fees	399	373
Advertising	189	165
Debit card expense	273	276
FDIC insurance	110	110
Appraisal management fee expense	1,650	2,772
Other	2,567	1,880
Total non-interest expense	13,702	13,341

Earnings before income taxes	4,023	4,300

Income tax expense	851	848

Net earnings	$3,172	3,452

Basic net earnings per share	$0.58	0.63
Diluted net earnings per share	$0.56	0.61
Cash dividends declared per share	$0.34	0.33

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
	(Unaudited)	(Unaudited)

Net earnings	$3,172	3,452

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale	9,421	(23,813)

Reclassification adjustment for losses on securities available for sale included in net earnings	2,488	-

Total other comprehensive income (loss), before income taxes	11,909	(23,813)

Income tax benefit related to other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale	2,164	(5,471)

Reclassification adjustment for losses on sales of securities available for sale included in net earnings	572	-

Total income tax expense (benefit) related to other comprehensive income (loss)	2,736	(5,471)

Total other comprehensive income (loss), net of tax	9,173	(18,342)

Total comprehensive income (loss)	$12,345	(14,890)

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Loss	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2022	5,636,830	$52,636	100,156	2,181	(2,181)	(47,597)	105,195

Adoption of new accounting standard, net of tax	-	-	(838)	-	-	-	(838)
Cash dividends declared on common stock	-	-	(1,925)	-	-	-	(1,925)
Restricted stock units exercised	191	6	-	-	-	-	6
Equity incentive plan, net	-	-	-	(344)	344	-	-
Net earnings	-	-	3,172	-	-	-	3,172
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	9,173	9,173
Balance, March 31, 2023	5,637,021	$52,642	100,565	1,837	(1,837)	(38,424)	114,783

Balance, December 31, 2021	5,661,569	$53,305	88,968	1,992	(1,992)	96	142,369

Common stock repurchase	(7,000)	(199)	-	-	-	-	(199)
Cash dividends declared on common stock	-	-	(1,877)	-	-	-	(1,877)
Restricted stock units exercised	1,461	41	-	-	-	-	41
Equity incentive plan, net	-	-	-	50	(50)	-	-
Net earnings	-	-	3,452	-	-	-	3,452
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(18,342)	(18,342)
Balance, March 31, 2022	5,656,030	$53,147	90,543	2,042	(2,042)	(18,246)	125,444

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$3,172	3,452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	903	1,616
Provision for credit losses	224	71
Deferred income taxes	(229)	(10)
Loss on sale of investment securities, net	2,488	-
Restricted stock expense	(49)	(56)
Proceeds from sales of mortgage loans held for sale	4,621	10,817
Origination of mortgage loans held for sale	(4,827)	(8,065)
Change in:
Cash surrender value of life insurance	(103)	(101)
Right of use lease asset	167	167
Other assets	(380)	(700)
Lease liability	(152)	(161)
Other liabilities	2,207	133

Net cash provided by operating activities	8,042	7,163

Cash flows from investing activities:
Purchases of investment securities available for sale	-	(41,600)
Proceeds from sales, calls and maturities of investment securities available for sale	52,023	6,440
Proceeds from paydowns of investment securities available for sale	3,305	8,829
Proceeds from paydowns of other investment securities	37	215
Redemption (purchase) of FHLB stock	2	(105)
Net change in loans	(19,566)	(4,889)
Purchases of premises and equipment	(566)	(151)
Proceeds from bank owned life insurance	-	65

Net cash provided (used) by investing activities	35,235	(31,196)

Cash flows from financing activities:
Net change in deposits	(21,774)	55,987
Net change in securities sold under agreement to repurchase	(8,153)	(2,271)
Proceeds from Fed Funds purchased	43,275	-
Repayments of Fed Funds purchased	(43,275)	-
Common stock repurchased	-	(199)
Cash dividends paid on common stock	(1,925)	(1,877)

Net cash provided (used) by financing activities	(31,852)	51,640

Net change in cash and cash equivalents	11,425	27,607

Cash and cash equivalents at beginning of period	71,596	277,499

Cash and cash equivalents at end of period	$83,021	305,106

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,275	653
Income taxes	$-	-

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$9,173	(18,342)
Issuance of accrued restricted stock units	$6	41
Initial recognition of lease right-of-use asset and lease liability	$-	1,759
Allowance for credit losses record upon adoption of ASU 326	$(838)	-

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

The Consolidated Financial Statements in this report (other than the Consolidated Balance Sheet at December 31, 2022) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two significant operating segment: Banking Operations and CBRES, as discussed more fully in Note 7. In determining the appropriateness of segment definition, the Company considers the criteria of Accounting Standards Codification (“ASC”) 280, Segment Reporting.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2023 Annual Meeting of Shareholders. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the adoption of ASC 326 noted below.

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

		January 1, 2023	The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position but did impact disclosure requirements.
ASU 2019-11: Codification Improvements to Topic 326, Financial Instruments—Credit Losses

Guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect a variety of Topics in the ASC.

		January 1, 2023	The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position but did impact disclosure requirements.
ASU 2020-03: Codification Improvements to Financial Instruments

Guidance to clarify that the contractual term of a net investment in a lease, determined in accordance with the leases standard, should be the contractual term used to measure expected credit losses under ASC 326.

		January 1, 2023	The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2022-02: Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

Eliminates the guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 2 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination.

		January 1, 2023	The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position but did impact disclosure requirements.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

On January 1, 2023, the Company adopted ASC 326, which replaced the incurred loss impairment framework in prior GAAP with a current expected credit loss (“CECL”) framework, which requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses (“ACL”).

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Adoption of ASC 326 resulted in an initial reduction to retained earnings of $838,000, net of tax, due to a $1.1 million increase in the allowance for credit losses, comprised of a $2.3 million increase in the allowance for credit losses on unfunded commitments and a $1.2 million decrease in the allowance for credit losses on loans.  There was no impact to the available-for-sale securities portfolio or other financial instruments.  Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP (referred to as the “Incurred Loss” methodology).

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of March 31, 2023. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. No loans were individually evaluated as of March 31, 2023. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a Weighted Average Remaining Maturity methodology:

-	1-4 family residential construction loans
-	Other construction loans and all land development and other land loans
-	Secured by farmland (including farm residential and other improvements)
-	Home equity loans
-	1-4 family residential loans secured by first liens
-	1-4 family residential loans secured by junior liens
-	Secured by multifamily residential properties
-	Loans secured by owner-occupied, nonfarm nonresidential properties
-	Loans secured by other nonfarm nonresidential properties
-	Loans to finance agricultural production and other loans to farmers
-	Commercial and industrial loans
-	Other revolving credit plans
-	Other consumer loans
-	Obligations (other than securities and leases) of states and political subdivisions in the US
-	Other loans

Under the WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool and then applying a loss rate which includes a forecast component over this remaining life of the loan. The methodology considers historical loss experience and a loss forecast expectation to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses. The Company’s forecast period for all pools projects the next four quarters to have similar loss rates to the period between November 1, 2015 and March 31, 2019, and then with a reversion back to the long-term average over four quarters.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for: local, state and national economic outlook; levels and trends of delinquencies; trends in volume, mix and size of loans; seasoning of the loan portfolio; experience of staff; concentrations of credit; and interest rate risk.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate. The Company did not have any loans evaluated on an individual basis at March 31, 2023.

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

(2) Investment Securities

Investment securities available for sale at March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)
	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$10,957	-	949	10,008
U.S. Government sponsored enterprises	11,925	-	621	11,304
Mortgage-backed securities	296,024	836	23,040	273,820
State and political subdivisions	130,125	-	26,109	104,016
Total	$449,031	836	50,719	399,148

(Dollars in thousands)
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$10,951	-	1,137	9,814
U.S. Government sponsored enterprises	12,245	-	706	11,539
Mortgage-backed securities	299,222	445	25,829	273,838
State and political subdivisions	184,768	91	34,656	150,203
Total	$507,186	536	62,328	445,394

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2023 and December 31, 2022 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	10,008	949	10,008	949
U.S. Government sponsored enterprises	2,926	66	8,378	555	11,304	621
Mortgage-backed securities	78,542	5,043	161,848	17,997	240,390	23,040
State and political subdivisions	4,142	279	99,874	25,829	104,016	26,109
Total	$85,610	5,388	280,108	45,330	365,718	50,719

(Dollars in thousands)
	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$2,878	104	6,936	1,033	9,814	1,137
U.S. Government sponsored enterprises	2,904	87	8,635	619	11,539	706
Mortgage-backed securities	128,241	8,740	120,464	17,089	248,705	25,829
State and political subdivisions	65,880	7,766	76,291	26,890	142,171	34,656
Total	$199,903	16,697	212,326	45,631	412,229	62,328

At March 31, 2023, unrealized losses in the investment securities portfolio relating to debt securities totaled $50.7 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2023 tables above, all three of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions , all seven of the securities issued by U.S. Government sponsored enterprises and 119 of the 132 mortgage-backed securities contained unrealized losses.  These unrealized losses are not related to credit impairment because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities.  The Company does not have an allowance for credit losses on available for sale securities at March 31, 2023.  At December 31, 2022, unrealized losses in the investment securities portfolio relating to debt securities totaled $62.3 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the December 31, 2022 tables above, all three of the U.S. Treasury securities, 149 of the 158 securities issued by state and political subdivisions, all seven of the securities issued by U.S. Government sponsored enterprises and 123 of the 133 mortgage-backed securities contained unrealized losses.  These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2023, presented by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

March 31, 2023
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$2,985	2,905
Due from one to five years	13,811	12,663
Due from five to ten years	45,941	39,331
Due after ten years	90,270	70,429
Mortgage-backed securities	296,024	273,820
Total	$449,031	399,148

During the three months ended March 31, 2023, proceeds from sales of securities available for sale were $53.5 million and resulted in gross losses of $2.7 million and gross gains of $177,000. No securities available for sale were sold during the three months ended March 31, 2022.

Securities with a fair value of approximately $99.6 million and $96.0 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3) Loans

Major classifications of loans at March 31, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)
	March 31, 2023	December 31, 2022
Real estate loans:
Construction and land development	$120,836	114,446
Single-family residential	327,260	322,262
Single-family residential -
Banco de la Gente non-traditional	19,415	20,019
Commercial	410,775	406,750
Multifamily and farmland	69,139	65,562
Total real estate loans	947,425	929,039

Loans not secured by real estate:
Commercial loans	79,252	81,307
Farm loans	632	938
Consumer loans	7,240	6,834
All other loans	16,322	14,490

Total loans	1,050,871	1,032,608

Less allowance for credit losses	(9,617)	(10,494)

Total net loans	$1,041,254	1,022,114

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2023 and December 31, 2022:

March 31, 2023
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$94	-	94	120,742	120,836	-
Single-family residential	3,313	455	3,768	323,492	327,260	-
Single-family residential -
Banco de la Gente non-traditional	2,443	82	2,525	16,890	19,415	-
Commercial	-	-	-	410,775	410,775	-
Multifamily and farmland	-	-	-	69,139	69,139	-
Total real estate loans	5,850	537	6,387	941,038	947,425	-

Loans not secured by real estate:
Commercial loans	156	-	156	79,096	79,252	-
Farm loans	-	-	-	632	632	-
Consumer loans	47	-	47	7,193	7,240	-
All other loans	-	-	-	16,322	16,322	-
Total loans	$6,053	537	6,590	1,044,281	1,050,871	-

December 31, 2022
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$363	-	363	114,083	114,446	-
Single-family residential	4,318	256	4,574	317,688	322,262	-
Single-family residential -
Banco de la Gente non-traditional	2,977	264	3,241	16,778	20,019	-
Commercial	306	-	306	406,444	406,750	-
Multifamily and farmland	-	-	-	65,562	65,562	-
Total real estate loans	7,964	520	8,484	920,555	929,039	-

Loans not secured by real estate:
Commercial loans	3	-	3	81,304	81,307	-
Farm loans	-	-	-	938	938	-
Consumer loans	71	-	71	6,763	6,834	-
All other loans	-	-	-	14,490	14,490	-
Total loans	$8,038	520	8,558	1,024,050	1,032,608	-

The following table presents non-accrual loans as of March 31, 2023 and December 31, 2022:

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total	Total
	With No	With	Nonaccrual	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans	Loans
Real estate loans:
Construction and land development	$50	-	50	53
Single-family residential	2,029	-	2,029	1,914
Single-family residential -
Banco de la Gente non-traditional	1,350	-	1,350	1,532
Commercial	125	-	125	129
Multifamily and farmland	87	-	87	91
Total real estate loans	3,641	-	3,641	3,719

Loans not secured by real estate:
Commercial loans	-	-	-	-
Consumer loans	3	-	3	9
Total	$3,644	-	3,644	3,728

Interest income is not recognized on non-accrual loans.

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Bank modifies loans by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Bank may modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis at March 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted.

(Dollars in thousands)
	Term Extension
	Amortized Cost Basis at March 31, 2023	% of Loan Class
Loan class:
Commercial real estate	686	0.17%
Total	$686

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.

Term Extension
Loan Class	Financial Effect
Commercial real estate	Extended existing amortization from 148 months to 173 months to keep existing payment the same with the current market rate.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

No loans modified in the three months ended March 31, 2023 that were made to borrowers experiencing financial difficulty had been written off at March 31, 2023.

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Commercial real estate	686	-	-
Total	$686	-	-

The following table presents impaired loans as of and for the year ended December 31, 2022:

December 31, 2022
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$110	-	110	110	2
Single-family residential	3,912	236	3,300	3,536	60
Single-family residential -
Banco de la Gente non-traditional	10,441	-	9,748	9,748	611
Commercial	1,785	421	1,346	1,767	9
Multifamily and farmland	104	-	91	91	-
Total impaired real estate loans	16,352	657	14,595	15,252	682

Loans not secured by real estate:
Commercial loans	116	-	116	116	1
Consumer loans	11	-	9	9	-
Total impaired loans	$16,479	657	14,720	15,377	683

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three months ended March 31, 2022 and the twelve months ended December 31, 2022.

(Dollars in thousands)
	Three months ended		Twelve months ended
	March 31, 2022		December 31, 2022
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$71	2	75	8
Single-family residential	5,723	47	5,194	194
Single-family residential -
Banco de la Gente stated income	9,566	139	8,757	552
Commercial	2,032	25	1,916	93
Multifamily and farmland	103	1	96	5
Total impaired real estate loans	17,495	214	16,038	852

Loans not secured by real estate:
Commercial loans	188	2	137	8
Consumer loans	7	-	15	2
Total impaired loans	$17,690	216	16,190	862

Impaired loans collectively evaluated for impairment totaled $5.3 million $4.9 million at March 31, 2022 and December 31, 2022, respectively and are included in the tables above. Allowance on impaired loans collectively evaluated for impairment totaled $47,000 and $44,000 at March 31, 2022 and December 31, 2022, respectively.

The following tables present changes in the allowance for credit losses for the three months ended March 31, 2023 and 2022. The March 31, 2023 table reflects the CECL methodology and the March 31, 2022 table reflects the Incurred Loss methodology. Paycheck Protection Program (“PPP”) loans are excluded from the allowance for credit losses because PPP loans are guaranteed by the Small Business Administration (“SBA”). No loans were individually evaluated as of March 31, 2023.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$1,415	2,322	763	3,207	164	657	-	214	1,752	10,494
Adjustment for CECL implementation	3,781	715	(576)	(986)	115	(295)	2	54	(1,752)	1,058
Charge-offs	-	-	-	-	-	-	-	(166)	-	(166)
Recoveries	-	11	-	2	-	9	-	60	-	82
Provision (recovery) for unfunded commitments	(193)	(8)	-	-	-	-	-	(2)	-	(203)
Provision (recovery) for loan losses	250	37	(6)	21	19	(23)	(1)	130	-	427
Ending balance	$5,253	3,077	181	2,244	298	348	1	290	-	11,692
Allowance for credit loss-loans	$3,249	3,010	181	2,244	298	348	1	286	-	9,617
Allowance for credit losses loan commitments	2,004	67	-	-	-	-	-	4	-	2,075
Total allowance for credit losses	$5,253	3,077	181	2,244	298	348	1	290	-	11,692

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2022
Allowance for loan losses:
Beginning balance	$1,193	2,013	864	2,234	150	711	-	110	2,080	9,355
Charge-offs	-	(31)	-	-	-	(4)	-	(125)	-	(160)
Recoveries	-	117	-	2	-	19	-	22	-	160
Provision (recovery)	(30)	(4)	(23)	775	(3)	(80)	-	121	(685)	71
Ending balance	$1,163	2,095	841	3,011	147	646	-	128	1,395	9,426

Allowance for loan losses March 31, 2022
Ending balance: individually evaluated for impairment	$1	38	657	6	-	-	-	-	-	702
Ending balance: collectively evaluated for impairment	1,162	2,057	184	3,005	147	646	-	128	1,395	8,724
Ending balance	$1,163	2,095	841	3,011	147	646	-	128	1,395	9,426

Loans at March 31, 2022:
Ending balance	$95,025	272,991	22,137	354,169	58,927	73,409	863	12,237	-	889,758

Ending balance: individually evaluated for impairment	$4	859	9,494	1,426	-	-	-	-	-	11,783

Ending balance: collectively evaluated for impairment	$95,021	272,132	12,643	352,743	58,927	73,409	863	12,237	-	877,975

The Bank utilizes several credit quality indicators to manage credit risk in an ongoing manner. The Bank uses an internal risk grade system that categorizes loans into pass, watch or substandard categories.

The Bank uses the following credit quality indicators:

•

Pass – Includes loans ranging from excellent quality with a minimal amount of credit risk to loans with higher risk and servicing needs but still are considered to be acceptable. The higher risk loans in this category are not problem credits presently, but may be in the future if the borrower is unable to change its present course.

•

Watch – These loans are currently performing satisfactorily, but there has been some recent past due history on repayment and there are potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date.

•

Substandard – A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged (if there is any). There is a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of March 31, 2023.

	Term Loans by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Loans
March 31, 2023
Real Estate Loans
Construction and land development
Pass	$3,279	72,777	24,090	11,141	2,135	4,912	2,349	-	120,683
Watch	-	-	-	-	-	49	-	-	49
Substandard	-	-	-	-	-	104	-	-	104
Total Construction and land development	$3,279	72,777	24,090	11,141	2,135	5,065	2,349	-	120,836
Single family
Pass	$9,654	67,967	46,587	26,348	14,079	56,773	101,968	-	323,376
Watch	-	-	-	-	91	382	-	-	473
Substandard	-	-	-	-	-	3,016	395	-	3,411
Total single family	$9,654	67,967	46,587	26,348	14,170	60,171	102,363	-	327,260
Single family-Banco de la
Gente non-traditional
Pass	$-	-	-	-	-	17,104	-	-	17,104
Watch	-	-	-	-	-	412	-	-	412
Substandard	-	-	-	-	-	1,899	-	-	1,899
Total Banco de la Gente
non-traditional	$-	-	-	-	-	19,415	-	-	19,415
Commercial
Pass	$14,091	106,570	74,741	68,156	33,437	108,031	1,426	-	406,452
Watch	-	-	-	120	-	3,659	-	-	3,779
Substandard	-	-	-	419	-	125	-	-	544
Total commercial	$14,091	106,570	74,741	68,695	33,437	111,815	1,426	-	410,775
Multifamily and farmland
Pass	$3,616	16,971	23,211	6,688	3,852	14,019	575	-	68,932
Watch	-	-	-	-	-	120	-	-	120
Substandard	-	-	-	-	-	87	-	-	87
Total multifamily and
farmland	$3,616	16,971	23,211	6,688	3,852	14,226	575	-	69,139
Total real estate loans	$30,640	264,285	168,629	112,872	53,594	210,692	106,713	-	947,425
Loans not secured by real estate
Commercial
Pass	$3,518	18,150	5,351	5,001	3,398	14,006	29,544	-	78,968
Watch	-	-	-	-	128	155	1	-	284
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial	$3,518	18,150	5,351	5,001	3,526	14,161	29,545	-	79,252
Farm
Pass	$38	18	-	334	23	70	149	-	632
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$38	18	-	334	23	70	149	-	632
Consumer
Pass	$1,065	2,164	778	377	129	110	2,607	-	7,230
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	4	1	-	1	4	-	10
Total consumer	$1,065	2,164	782	378	129	111	2,611	-	7,240
All other
Pass	$7,054	546	477	477	818	4,172	2,636	-	16,180
Watch	-	-	-	-	-	76	66	-	142
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$7,054	546	477	477	818	4,248	2,702	-	16,322
Total loans not secured by real estate	$11,675	20,878	6,610	6,190	4,496	18,590	35,007	-	103,446
Total loans	$42,315	285,163	175,239	119,062	58,090	229,282	141,720	-	1,050,871
Current period gross charge-offs	$-	16	29	3	-	118	-	-	166

The following table presents the credit risk profile of each loan type based on credit quality indicators as of December 31, 2022:

December 31, 2022
(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer	All Other	Total

Pass	$114,282	317,850	16,410	402,236	65,348	80,596	938	6,818	14,345	1,018,823
Watch	54	922	1,136	3,963	123	711	-	1	145	7,055
Substandard	110	3,490	2,473	551	91	-	-	15	-	6,730
Total	$114,446	322,262	20,019	406,750	65,562	81,307	938	6,834	14,490	1,032,608

(4) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2023 and 2022 is as follows:

For the three months ended March 31, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,172	5,475,603	$0.58
Effect of dilutive securities:
Restricted stock units - unvested		16,967
Shares held in deferred comp plan by deferred compensation trust		163,680
Diluted earnings per share	$3,172	5,656,250	$0.56

For the three months ended March 31, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,452	5,497,107	$0.63
Effect of dilutive securities:
Restricted stock units - unvested		13,159
Shares held in deferred comp plan by deferred compensation trust		163,038
Diluted earnings per share	$3,452	5,673,304	$0.61

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

Loans

The fair value of loans, excluding previously presented individually evaluated loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are reported in the Level 3 fair value category, as the pricing of loans is more subjective than the pricing of other financial instruments.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally short-term in duration and made at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)
	March 31, 2023
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$10,008	-	10,008	-
U.S. Government sponsored enterprises	11,304	-	11,304	-
Mortgage-backed securities	273,820	-	273,820	-
State and political subdivisions	104,016	-	104,016	-
Mutual funds held in deferred compensation trust	1,787	-	1,787

(Dollars in thousands)
	December 31, 2022
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$9,814	-	9,814	-
U.S. Government sponsored enterprises	11,539	-	11,539	-
Mortgage-backed securities	273,838	-	273,838	-
State and political subdivisions	150,203	-	150,203	-
Mutual funds held in deferred compensation trust	1,327	-	1,327

The fair value measurements for mortgage loans held for sale and individually evaluated loans on a non-recurring basis at March 31, 2023 and December 31, 2022 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2023	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$417	-	-	417
Individually evaluated loans	-	-	-	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2022	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$211	-	-	211
Impaired loans	14,694	-	-	14,694

(Dollars in thousands)
	Fair Value March 31, 2023	Fair Value December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$417	211	Rate lock commitment	N/A	N/A
Individually evaluated loans	-	14,694	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$83,021	83,021	-	-	83,021
Investment securities available for sale	399,148	-	399,148	-	399,148
Other investments	2,628	-	-	2,628	2,628
Mortgage loans held for sale	417	-	-	417	417
Loans, net	1,041,254	-	-	1,021,007	1,021,007
Mutual funds held in deferred compensation trust	1,787	-	1,787	-	1,787

Liabilities:
Deposits	$1,413,441	-	-	1,415,287	1,415,287
Securities sold under agreements to repurchase	39,535	-	39,535	-	39,535
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$71,596	71,596	-	-	71,596
Investment securities available for sale	445,394	-	445,394	-	445,394
Other investments	2,656	-	-	2,656	2,656
Mortgage loans held for sale	211	-	-	211	211
Loans, net	1,022,114	-	-	998,587	998,587
Mutual funds held in deferred compensation trust	1,327	-	1,327	-	1,327

Liabilities:
Deposits	$1,435,215	-	-	1,434,871	1,434,871
Securities sold under agreements to repurchase	47,688	-	47,688	-	47,688
Junior subordinated debentures	15,464	-	15,464	-	15,464

(6) Leases

As of March 31, 2023, the Bank had operating right of use assets of $4.9 million and operating lease liabilities of $5.0 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of March 31, 2023 and 2022.

(Dollars in thousands)
	March 31, 2023	March 31, 2022

Operating lease cost	$206	$189

Other information:
Cash paid for amounts included in the measurement of lease liabilities	204	575
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	1,759
Weighted-average remaining lease term - operating leases	9.12	8.92
Weighted-average discount rate - operating leases	2.60%	2.04%

The following table presents lease maturities as of March 31, 2023.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	March 31, 2023

2023	$605
2024	750
2025	694
2026	577
2027	536
Thereafter	2,580
Total	5,742
Less: Imputed Interest	(709)
Operating Lease Liability	$5,033

(7) Reportable Segments

The Company has two reportable segments, as described below.

Banking Operations – This segment reflects the consolidated Bank, excluding CBRES. The primary source of revenue for this segment is net interest income.

CBRES – A Bank subsidiary that provides appraisal management services to community banks. The primary source of revenue for this segment is appraisal management fee income.

The following table presents financial information for the reportable segments. The information provided under the caption “Other” represents financial information for the Company, which is not considered to be a reportable segment, and is included to reconcile the results of the reportable segments to the Consolidated Financial Statements prepared in conformity with GAAP.

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended March 31, 2023
Interest income	$16,793	$-	$8	$16,801
Interest expense	2,215	-	248	2,463
Net interest income	14,578	-	(240)	14,338
Provision for credit losses	224	-	-	224
Noninterest income	1,517	-	-	1,517
Appraisal management fee income	-	2,094	-	2,094
Noninterest expense	11,564	334	154	12,052
Appraisal management fee expense	-	1,650	-	1,650
Income tax expense (benefit)	909	25	(83)	851
Net income (loss)	$3,398	$85	$(311)	$3,172
Total assets	$1,597,326	$3,329	$2,037	$1,602,692
As of and for the three months ended March 31, 2022
Interest income	$11,327	$-	$2	$11,329
Interest expense	588	-	75	663
Net interest income	10,739	-	(73)	10,666
Provision for loan losses	71	-	-	71
Noninterest income	3,536	4	-	3,540
Appraisal management fee income	-	3,506	-	3,506
Noninterest expense	10,016	400	153	10,569
Appraisal management fee expense	-	2,772	-	2,772
Income tax expense (benefit)	818	78	(48)	848
Net income (loss)	$3,370	$260	$(178)	$3,452
Total assets	$1,657,491	$3,030	$2,138	$1,662,659

(8) Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued. Management has concluded that there were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors in the Company’s Annual Report of Form 10-K and the Company’s Consolidated Financial Statements and Notes thereto on pages A-19 through A-59 of the Company’s 2022 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The earnings on our assets are influenced by the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rates, market and monetary fluctuations. Lending activities are affected by the demand for commercial and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that (1) local employers may be required to eliminate employment positions of individual borrowers, and (2) small businesses and commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating the allowance for credit losses (“ACL”, “allowance for credit losses”, or “allowance”) and changes in these economic factors could result in increases or decreases to the provision for loan losses.

Prior to the occurrence of the COVID-19 pandemic, economic conditions, while not as robust as the economic conditions during the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. Subsequently, continuing supply-chain disruption and rising inflation has caused the Federal Reserve Federal Open Market Committee (“FOMC”) to increase the target federal funds rate 475 basis points since March 1, 2022 to a range of 4.75% to 5.00% at December 31, 2022.

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

Summary of Significant Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. The following is a summary of some of the more subjective and complex accounting policies of the Company. A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2023 Annual Meeting of Shareholders. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the adoption of ASC 326 noted in Note 1 above.

The allowance for credit losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance credit losses that management believes will be adequate in light of anticipated risks and loan losses.

Many of the Company’s assets and liabilities are recorded using various techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company’s estimate of the allowance for credit losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the Consolidated Financial Statements. Such amounts are based on either quoted market prices or estimated values derived from dealer quotes used by the Company, market comparisons or internally generated modeling techniques. The Company’s internal models generally involve present value of cash flow techniques. The various techniques are discussed in greater detail elsewhere in this management’s discussion and analysis and the Notes to the Consolidated Financial Statements. Fair value of the Company’s financial instruments is discussed in Note 5 of the Notes to Consolidated Financial Statements (Unaudited) included in this Quarterly Report.

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

Results of Operations

Summary. Net earnings were $3.2 million or $0.58 per share and $0.56 per diluted share for the three months ended March 31, 2023, as compared to $3.5 million or $0.63 per share and $0.61 per diluted share for the prior year period. The decrease in first quarter net earnings is primarily the result of a decrease in non-interest income, an increase in non-interest expense and an increase in the provision for credit losses, which were partially offset by an increase in net interest income, compared to the prior year period, as discussed below.

The annualized return on average assets was 0.81% for the three months ended March 31, 2023, compared to 0.85% for the same period one year ago, and annualized return on average shareholders’ equity was 11.78% for the three months ended March 31, 2023, compared to 10.10% for the same period one year ago.

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

Net interest income was $14.3 million for the three months ended March 31, 2023, compared to $10.7 million for the three months ended March 31, 2022. The increase in net interest income is due to a $5.5 million increase in interest income, partially offset by a $1.8 million increase in interest expense. The increase in interest income is due to a $3.1 million increase in interest income and fees on loans, a $272,000 increase in interest income on balances due from banks and a $2.1 million increase in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $600,000 decrease in fee income on SBA PPP loans. The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve The increase in interest income on investment securities is primarily due to higher yields on securities purchased after March 31, 2022. The increase in interest expense is primarily due to an increase in rates paid on interest-bearing liabilities.

Interest income was $16.8 million for the three months ended March 31, 2023, compared to $11.3 million for the three months ended March 31, 2022. The increase in interest income is due to a $3.1 million increase in interest income and fees on loans, a $272,000 increase in interest income on balances due from banks and a $2.1 million increase in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $600,000 decrease in fee income on SBA PPP loans. The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve The increase in interest income on investment securities is primarily due to higher yields on securities purchased after March 31, 2022. The Bank recognized zero and $600,000 of PPP loan fee income for the three months ended March 31, 2023 and the three months ended March 31, 2022, respectively. During the three months ended March 31, 2023, average loans were $1.0 billion, an increase of $152.0 million from average loans of $885.2 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, average PPP loans were zero, compared to average PPP loans of $12.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, average investment securities available for sale were $476.3 million, an increase of $63.0 million from average investment securities available for sale of $413.3 million for the three months ended March 31, 2022. The average yield on loans for the three months ended March 31, 2023 and 2022 was 5.04% and 4.46%, respectively. The average yield on investment securities available for sale was 2.98% and 1.49% for the three months ended March 31, 2023 and 2022, respectively. The average yield on earning assets was 4.41% and 2.96% for the three months ended March 31, 2023 and 2022, respectively.

Interest expense was $2.5 million for the three months ended March 31, 2023, compared to $663,000 for the three months ended March 31, 2022. The increase in interest expense is primarily due to an increase in rates paid on interest-bearing liabilities and an increase in certificates of deposit. During the three months ended March 31, 2023, average interest-bearing non-maturity deposits were $775.1 million, a decrease of $24.2 million from average interest-bearing non-maturity deposits of $799.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, average certificates of deposit were $118.8 million, an increase of $18.4 million from average certificates of deposit of $100.4 million for the three months ended March 31, 2022. The average rate paid on interest-bearing checking and savings accounts was 0.78% and 0.20% for the three months ended March 31, 2023 and 2022, respectively. The average rate paid on certificates of deposit was 1.76% for the three months ended March 31, 2023, compared to 0.59% for the same period one year ago. The average rate paid on interest-bearing liabilities was 1.05% for the three months ended March 31, 2023, compared to 0.28% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2023 and 2022. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended March 31, 2023 and 2022 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	March 31, 2023			March 31, 2022
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,037,124	$12,883	5.04%	$885,159	$9,742	4.46%
Investments - taxable	340,536	2,829	3.37%	288,532	1,005	1.41%
Investments - nontaxable*	138,819	754	2.20%	128,873	561	1.77%
Due from banks	32,453	383	4.79%	259,613	111	0.17%

Total interest-earning assets	1,548,932	16,849	4.41%	1,562,177	11,419	2.96%

Non-interest earning assets:
Cash and due from banks	37,515			34,030
Allowance for credit losses	(10,443)			(9,390)
Other assets	20,784			55,324

Total assets	$1,596,788			$1,642,141

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$775,101	$1,488	0.78%	$799,327	$403	0.20%
Time deposits	118,763	516	1.76%	100,364	147	0.59%
Junior subordinated debentures	15,464	248	6.50%	15,464	75	1.97%
Other	42,233	211	2.03%	38,471	38	0.40%

Total interest-bearing liabilities	951,561	2,463	1.05%	953,626	663	0.28%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	523,544			538,961
Other liabilities	12,433			10,950
Shareholders' equity	109,250			138,604

Total liabilities and shareholders' equity	$1,596,788			$1,642,141

Net interest spread		$14,386	3.36%		$10,756	2.69%

Net yield on interest-earning assets			3.77%			2.79%

Taxable equivalent adjustment
Investment securities		$48			$90

Net interest income		$14,338			$10,666

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $12.2 million in 2023 and $14.1 million in 2022.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities in 2023 and 2022.

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

	Three months ended March 31, 2023 compared to three months ended March 31, 2022			Three months ended March 31, 2022 compared to three months ended March 31, 2021
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$1,780	1,361	3,141	(691)	(231)	(922)
Investments - taxable	307	1,517	1,824	435	31	466
Investments - nontaxable	49	144	193	120	(363)	(243)
Due from banks	(1,389)	1,661	272	32	44	76
Total interest income	747	4,683	5,430	(104)	(519)	(623)

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	(29)	1,114	1,085	79	(173)	(94)
Time deposits	53	316	369	(13)	(52)	(65)
Trust preferred securities	-	173	173	-	4	4
Other	11	162	173	13	(10)	3
Total interest expense	35	1,765	1,800	79	(231)	(152)
Net interest income	$712	2,918	3,630	(183)	(288)	(471)

Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2023 was $224,000, compared to $71,000 for the three months ended March 31, 2022. The increase in the provision for credit losses is primarily attributable to an increase in loan balances and qualitative adjustments for economic conditions and other factors. The provision for credit losses for the three months ended March 31, 2023 includes a $203,000 credit to the provision on unfunded commitments primarily due to a reduction in unfunded commitments from December 31, 2022 to March 31, 2023.

Non-Interest Income. Total non-interest income was $3.6 million for the three months ended March 31, 2023, compared to $7.0 million for the three months ended March 31, 2022. The decrease in non-interest income is primarily attributable to a $2.5 million net loss on the sale of securities and a $1.4 million decrease in appraisal management fee income due to a decrease in appraisal volume. The securities sale transaction was executed in January and February 2023 to reduce risk in the investment portfolio provided by favorable conditions that had developed for municipal securities in the first quarter of 2023, and to provide the Bank with more flexibility to support loan growth and reduce the need for other borrowings.

Non-Interest Expense. Total non-interest expense was $13.7 million for the three months ended March 31, 2023, compared to $13.3 million for the three months ended March 31, 2022. The increase in non-interest expense is primarily attributable to a $651,000 increase in salaries and employee benefits expense primarily due to a reduction in loan origination costs due to lower loan demand and an increase in supplemental retirement plan expense and a $687,000 increase in other non-interest expenses primarily due to an increase in deferred compensation expense, which were partially offset by a $1.1 million decrease in appraisal management fee expense due to a decrease in appraisal volume.

Income Taxes. Income tax expense was $851,000 for the three months ended March 31, 2023, compared to $848,000 for the three months ended March 31, 2022. The effective tax rate was 21.15% for the three months ended March 31, 2023, compared to 19.72% for the three months ended March 31, 2022. The increase in the effective tax rate is primarily due to a reduction in non-taxable investments.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $399.1 million as of March 31, 2023, compared to $445.4 million as of December 31, 2022. Average investment securities available for sale for the three months ended March 31, 2023 were $476.3 million, compared to $467.5 million for the year ended December 31, 2022.

Loans. Total loans were $1.1 billion as of March 31, 2023, compared to $1.0 billion as of December 31, 2022. Average loans represented 67% and 59% of average earning assets for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

The Bank had $417,000 and $211,000 in mortgage loans held for sale as of March 31, 2023 and December 31, 2022, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At March 31, 2023, the Bank had $104.0 million in residential mortgage loans, $102.1 million in home equity loans and $614.7 million in commercial mortgage loans, which include $476.0 million secured by commercial property and $138.7 million secured by residential property. Residential mortgage loans at March 31, 2023 include $19.4 million in non-traditional mortgage loans from the former Banco division of the Bank. At December 31, 2022, the Bank had $101.5 million in residential mortgage loans, $101.1 million in home equity loans and $610.0 million in commercial mortgage loans, which include $472.3 million secured by commercial property and $137.7 million secured by residential property. Residential mortgage loans include $20.0 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization

Allowance for Credit Losses (ACL).The allowance for credit losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed.

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of March 31, 2023. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity methodology.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for: local, state and national economic outlook; levels and trends of delinquencies; trends in volume, mix and size of loans; seasoning of the loan portfolio; experience of staff; concentrations of credit; and interest rate risk.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate. The Company did not have any loans evaluated on an individual basis at March 31, 2023.

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third-party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Bank Board reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates loan relationships greater than or equal to $1.5 million as well as a periodic sample of commercial relationships with exposures below $1.5 million, excluding loans in default, and loans in process of litigation or liquidation. The third party’s evaluation and report is shared with management and the board of directors of the Bank (“Bank Board”).

Management considers certain commercial loans with weak credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk.

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in estimating the allowance. The provision for credit losses charged or credited to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance.

Since the adoption of CECL on January 1, 2023, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of the Bank’s financial assets, including loan receivables and some off-balance sheet credit exposures. Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Beginning December 31, 2012, certain mortgage loans from the former Banco division of the Bank were analyzed separately from other single-family residential loans in the Bank’s loan portfolio. These loans are first mortgage loans made to the Latino market, primarily in Mecklenburg, North Carolina and surrounding counties. These loans are non-traditional mortgages in that the customer normally did not have a credit history, so all credit information was accumulated by the loan officers.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations. Management believes it has established the allowance for credit losses pursuant to CECL, and has taken into account the views of its regulators and the current economic environment. Management considers the allowance adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of the date of the financial statements. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company.

Non-performing Assets. Non-performing assets were $3.6 million or 0.23% of total assets at March 31, 2023, compared to $3.7 million or 0.23% of total assets at December 31, 2022. Non-accrual loans were $3.6 million at March 31, 2023 and $3.7 million at December 31, 2022. As a percentage of total loans outstanding, non-accrual loans were 0.35% and 0.36% at March 31, 2023 and December 31, 2022, respectively. Non-performing assets include $3.6 million in commercial and residential mortgage loans and $3,000 in other loans at March 31, 2023, compared to $3.7 million in commercial and residential mortgage loans and $8,000 in other loans at December 31, 2022. The Bank had no loans 90 days past due and still accruing at March 31, 2023 and December 31, 2022. The Bank had no other real estate owned at March 31, 2023 and December 31, 2022.

Deposits. Total deposits were $1.4 billion at March 31, 2023 and December 31, 2022. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.3 billion and $1.4 billion at March 31, 2023 and December 31, 2022, respectively. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s funding base. Certificates of deposit in amounts of more than $250,000 totaled $67.6 million at March 31, 2023, compared to $31.0 million at December 31, 2022. Other time deposits totaled $100.7 million at March 31, 2023, compared to $67.0 million at December 31, 2022. The increases in certificates of deposit in amounts of $250,000 or more and other time deposits are primarily due to promotional rates offered on select certificates of deposit products during the first quarter of 2023.

Estimated uninsured deposits totaled $407.8 million, or 28.85% of total deposits, at March 31, 2023, compared to $439.8 million, or 30.64% of total deposits, at December 31, 2022. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at March 31, 2023.

Borrowed Funds. There were no FHLB borrowings outstanding at March 31, 2023 and December 31, 2022. Securities sold under agreements to repurchase were $39.5 million at March 31, 2023, compared to $47.7 million at December 31, 2022.

Junior Subordinated Debentures (related to Trust Preferred Securities).Junior subordinated debentures were $15.5 million at March 31, 2023 and December 31, 2022.

In June 2006, the Company formed a second wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), which issued $20.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures. All of the common securities of PEBK Trust II are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by PEBK Trust II to purchase $20.6 million of junior subordinated debentures of the Company. The proceeds received by the Company from the sale of the junior subordinated debentures were used to repay in December 2006 the trust preferred securities issued in December 2001 by PEBK Capital Trust, a wholly owned Delaware statutory trust of the Company, and for general purposes. The debentures represent the sole assets of PEBK Trust II. PEBK Trust II is not included in the consolidated financial statements. The Company redeemed $5.0 million of outstanding trust preferred securities in 2019.

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

The Company has no financial instruments tied to LIBOR other than the trust preferred securities issued by PEBK Trust II, which are tied to three-month LIBOR. The one-week and two-month U.S. dollar-denominated (USD) LIBOR rates ceased to be published on December 31, 2021. The overnight, one-month, three-month, nine-month, and 12-month USD LIBOR rates will continue to be published through June 30, 2023. Management has reviewed the implications of the Adjustable Interest Rate Act (LIBOR Act) enacted in March 2022 and the related Federal Reserve regulations with legal counsel, and is currently working with the trustee to complete required updates prior to June 30, 2023.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2023 totaled $1.5 billion, exceeding average rate sensitive liabilities of $951.6 million by $597.4 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of March 31, 2023.

Included in the rate sensitive assets are $183.4 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against downward movements in the prime rate. At March 31, 2023, the Company had $112.3 million in loans with interest rate floors. The floors were in effect on $8,000 of these loans.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2023, such unfunded commitments to extend credit were $376.9 million, while commitments in the form of standby letters of credit totaled $4.4 million. As of December 31, 2022, such unfunded commitments to extend credit were $382.7 million, while commitments in the form of standby letters of credit totaled $4.4 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2023, the Bank’s core deposits, a non-GAAP measure, totaled $1.4 billion, or 96.33% of total deposits. As of December 31, 2022, the Bank’s core deposits totaled $1.4 billion, or 97.84% of total deposits.

The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Bank’s ratio of wholesale funding to total assets was 1.29% and 0.92% as of March 31, 2023 and December 31, 2022, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at March 31, 2023 and December 31, 2022. At March 31, 2023, the carrying value of loans pledged as collateral to the FHLB totaled $195.1 million compared to $149.4 million at December 31, 2022. The remaining availability under the line of credit with the FHLB was $124.4 million at March 31, 2023 compared to $86.5 million at December 31, 2022. The Bank had no borrowings from the FRB at March 31, 2023 or December 31, 2022. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2023, the carrying value of loans pledged as collateral to the FRB totaled $594.1 million compared to $585.0 million at December 31, 2022. Availability under the line of credit with the FRB was $449.2 million and $445.1 million at March 31, 2023 and December 31, 2022, respectively. The Bank has completed the necessary steps in order to access the FRB’s Bank Term Funding Program (“BTFP”), should it wish to do so at any time in the future. The Bank has not pledged any collateral to the BTFP as of March 31, 2023.

The Bank also had the ability to borrow up to $90.5 million for the purchase of overnight federal funds from four correspondent financial institutions as of March 31, 2023.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 28.23% at March 31, 2023 and 30.32% at December 31, 2022. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2023 and December 31, 2022.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit.

Capital Resources. Shareholders’ equity was $114.8 million, or 7.16% of total assets, at March 31, 2023, compared to 105.2 million, or 6.49% of total assets, at December 31, 2022. The increase in shareholders’ equity is primarily due to a decrease in the unrealized loss on investment securities available for sale due to rate changes between December 31, 2022 and March 31, 2023.

Annualized return on average equity for the three months ended March 31, 2023 was 11.78%, compared to 10.10% for the three months ended March 31, 2022. Total cash dividends paid on common stock were $1.9 million for the three months ended March 31, 2023 and 2022.

In March of 2023, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company had not repurchased any shares of its common stock, under this stock repurchase program as of March 31, 2023.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at March 31, 2023 and December 31, 2022. The Company’s Tier 1 capital ratio was 13.34% and 13.21% at March 31, 2023 and December 31, 2022, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 14.27% and 14.04% at March 31, 2023 and December 31, 2022, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 12.15% and 12.03% at March 31, 2023 and December 31, 2022, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.27% and 9.82% at March 31, 2023 and December 31, 2022, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.24% and 13.10% at March 31, 2023 and December 31, 2022, respectively. The total risk-based capital ratio for the Bank was 14.17% and 13.93% at March 31, 2023 and December 31, 2022, respectively. The Bank’s common equity Tier 1 capital ratio was 13.24% and 13.10% at March 31, 2023 and December 31, 2022, respectively. The Bank’s Tier 1 leverage capital ratio was 10.12% and 9.68% at March 31, 2023 and December 31, 2022, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016. The NCDOR sought to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank. The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) was approximately $1.4 million. The Bank disagreed with the NCDOR’s proposed adjustments and the disallowance of certain tax credits, and challenged the proposed adjustments and the disallowance of such tax credits. During the second quarter of 2019, the Bank paid the NCDOR $1.2 million in taxes and interest associated with the proposed adjustments noted above. This payment stopped the accrual of interest during the period while the proposed adjustments and disallowance are being contested, and the NCDOR waived associated penalties. The Bank purchased a Guaranty Agreement along with this tax credit investment that unconditionally guarantees the amount of its investment plus associated penalties and interest which management believes would limit the Bank’s exposure to approximately $125,000. The Tax Credit Guaranty Agreement by State Tax Credit Exchange, LLC dated September 10, 2014 was attached to the Company’s September 30, 2018 Quarterly Report on Form 10-Q as Exhibit 99. On April 3, 2023, the NC Business Court issued decisions in two related cases involving North Carolina tax credits concluding that the position taken by the NCDOR in those cases was legally incorrect and the tax credits should not have been disallowed. The rationale advanced in those cases was the same as that used to disallow the Bank’s tax credits. The Bank understands an appeal of those decisions by the NCDOR is likely. If upheld, the Company believes the NCDOR will apply the ruling to the Bank’s tax credits.

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K filed with the SEC on March 17, 2023, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2023	-	$-	-	$2,000,000

February 1 - 28, 2023	-	$-	-	$2,000,000

March 1 - 31, 2023	1,997	$33.53	-	$2,000,000

Total	1,997	$-	-

(1) The Company's rabbi trust purchased 1,997 shares on the open market in the three months ended March 31, 2023 for its deferred compensation plan.

(2) Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3) Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in March 2023 and expires in March 2024.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2023, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 9, 2023	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

May 9, 2023	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

