Form 10-Q
period 2023-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2023-08-08
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,590,799 shares of common stock, outstanding at July 31, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
June 30, 2023 and December 31, 2022
(Dollars in thousands)

	June 30,	December 31,
Assets	2023	2022
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements of $0 at both 6/30/23 and 12/31/22	$41,219	50,061
Interest-bearing deposits	47,822	21,535
Cash and cash equivalents	89,041	71,596

Investment securities available for sale	394,084	445,394
Other investments	2,602	2,656
Total securities	396,686	448,050

Mortgage loans held for sale	1,560	211
Loans	1,057,724	1,032,608
Less allowance for credit losses	(9,789)	(10,494)
Net loans	1,047,935	1,022,114

Premises and equipment, net	16,734	18,205
Cash surrender value of life insurance	17,912	17,703
Right of use lease asset	5,061	5,116
Accrued interest receivable and other assets	36,645	37,932
Total assets	$1,611,574	1,620,927

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$454,702	523,088
Interest-bearing demand, MMDA & savings	679,823	814,128
Time, over $250,000	105,284	31,001
Other time	129,715	66,998
Total deposits	1,369,524	1,435,215

Securities sold under agreements to repurchase	93,172	47,688
Junior subordinated debentures	15,464	15,464
Lease liability	5,148	5,185
Accrued interest payable and other liabilities	15,896	12,180
Total liabilities	1,499,204	1,515,732

Commitments

Shareholders' equity:

Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,590,799 shares at June 30, 2023 and 5,636,830 shares at December 31, 2022	51,809	52,636
Common stock held by deferred compensation trust, at cost; 165,142 shares at June 30, 2023 and 169,094 shares at December 31, 2022	(1,967)	(2,181)
Deferred compensation	1,967	2,181
Retained earnings	104,304	100,156
Accumulated other comprehensive loss	(43,743)	(47,597)
Total shareholders' equity	112,370	105,195

Total liabilities and shareholders' equity	$1,611,574	1,620,927

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$13,667	9,934	26,550	19,676
Interest on due from banks	517	442	900	553
Interest on investment securities:
U.S. Government sponsored enterprises	2,280	487	4,510	993
State and political subdivisions	696	1,010	1,558	1,953
Other	439	119	882	146
Total interest income	17,599	11,992	34,400	23,321

Interest expense:
NOW, MMDA & savings deposits	1,648	366	3,136	769
Time deposits	1,638	141	2,154	287
Junior subordinated debentures	259	103	507	178
Other	283	34	494	73
Total interest expense	3,828	644	6,291	1,307

Net interest income	13,771	11,348	28,109	22,014

Provision for credit losses	375	410	599	481

Net interest income after provision for loan losses	13,396	10,938	27,510	21,533

Non-interest income:
Service charges	1,328	1,374	2,669	2,542
Other service charges and fees	163	178	345	371
Loss on sale of securities, net	-	-	(2,488)	-
Mortgage banking income	39	99	132	299
Insurance and brokerage commissions	206	256	434	496
Appraisal management fee income	2,590	3,439	4,684	6,945
Miscellaneous	2,077	1,982	4,238	3,721
Total non-interest income	6,403	7,328	10,014	14,374

Non-interest expense:
Salaries and employee benefits	6,286	6,443	12,786	12,292
Occupancy	1,981	1,932	3,995	3,848
Professional fees	450	455	849	828
Advertising	156	169	345	334
Debit card expense	282	322	555	598
FDIC Insurance	260	115	370	225
Appraisal management fee expense	2,049	2,757	3,699	5,529
Miscellaneous	2,155	2,050	4,722	3,930
Total non-interest expense	13,619	14,243	27,321	27,584

Earnings before income taxes	6,180	4,023	10,203	8,323

Income tax expense	1,372	806	2,223	1,654

Net earnings	$4,808	3,217	7,980	6,669

Basic net earnings per share	$0.88	0.59	1.46	1.21
Diluted net earnings per share	$0.85	0.57	1.41	1.18
Cash dividends declared per share	$0.19	0.18	0.53	0.51

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$4,808	3,217	7,980	6,669

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(6,905)	(19,268)	2,515	(43,081)
Reclassification adjustment for losses on securities available for sale included in net earnings	-	-	2,488	-
Total other comprehensive income (loss), before income taxes	(6,905)	(19,268)	5,003	(43,081)

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gains (losses) on securities available for sale	(1,586)	(4,427)	577	(9,898)

Reclassification adjustment for losses on on securities available for sale included in net earnings	-	-	572	-

Total income tax expense (benefit) related to other comprehensive income	(1,586)	(4,427)	1,149	(9,898)

Total other comprehensive income (loss), net of tax	(5,319)	(14,841)	3,854	(33,183)

Total comprehensive income (loss)	$(511)	(11,624)	11,834	(26,514)

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Loss	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2022	5,636,830	$52,636	100,156	2,181	(2,181)	(47,597)	105,195

Adoption of new accounting standard, net of tax	-	-	(838)	-	-	-	(838)

Cash dividends declared on common stock	-	-	(1,925)	-	-	-	(1,925)
Restricted stock units exercised	191	6	-	-	-	-	6
Equity incentive plan, net	-	-	-	(344)	344	-	-
Net earnings	-	-	3,172	-	-	-	3,172

Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	9,173	9,173
Balance, March 31, 2023	5,637,021	$52,642	100,565	1,837	(1,837)	(38,424)	114,783

Common stock repurchase	(46,222)	(833)	-	-	-	-	(833)

Cash dividends declared on common stock	-	-	(1,069)	-	-	-	(1,069)
Equity incentive plan, net	-	-	-	130	(130)	-	-
Net earnings	-	-	4,808	-	-	-	4,808

Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(5,319)	(5,319)
Balance, June 30, 2023	5,590,799	$51,809	104,304	1,967	(1,967)	(43,743)	112,370

Balance, December 31, 2021	5,661,569	$53,305	88,968	1,992	(1,992)	96	142,369

Common stock repurchase	(7,000)	(199)	-	-	-	-	(199)

Cash dividends declared on common stock	-	-	(1,877)	-	-	-	(1,877)
Restricted stock units exercised	1,461	41	-	-	-	-	41
Equity incentive plan, net	-	-	-	50	(50)	-	-
Net earnings	-	-	3,452	-	-	-	3,452

Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(18,342)	(18,342)
Balance, March 31, 2022	5,656,030	$53,147	90,543	2,042	(2,042)	(18,246)	125,444

Common stock repurchase	(15,000)	(395)	-	-	-	-	(395)

Cash dividends declared on common stock	-	-	(1,019)	-	-	-	(1,019)
Equity incentive plan, net	-	-	-	57	(57)	-	-
Net earnings	-	-	3,217	-	-	-	3,217

Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(14,841)	(14,841)
Balance, June 30, 2022	5,641,030	$52,752	92,741	2,099	(2,099)	(33,087)	112,406

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$7,980	6,669
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,720	3,505
Provision for credit losses	599	481
Deferred income taxes	(238)	(21)
Loss on sale of investment securities, net	2,488	-
Gain on sale of premises and equipment	(191)	-
Restricted stock expense	78	(83)
Proceeds from sales of mortgage loans held for sale	6,754	16,428
Origination of mortgage loans held for sale	(8,103)	(14,079)
Change in:
Cash surrender value of life insurance	(209)	(200)
Right of use lease asset	403	369
Other assets	595	(3,946)
Lease liability	(385)	(360)
Other liabilities	1,386	108

Net cash provided by operating activities	12,877	8,871

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,992)	(96,357)
Proceeds from sales, calls and maturities of investment securities available for sale	52,023	7,870
Proceeds from paydowns of investment securities available for sale	8,206	22,840
Proceeds from paydowns on other investments	75	982
Redemptions (purchases) of FHLB stock	2	(105)
Net change in loans	(25,219)	(74,651)
Purchases of premises and equipment	(953)	(1,091)
Proceeds from sale of premises and equipment	1,460	-
Proceeds from bank owned life insurance	-	65

Net cash provided (used) by investing activities	28,602	(140,447)

Cash flows from financing activities:
Net change in deposits	(65,691)	81,222
Net change in securities sold under agreement to repurchase	45,484	52
Common stock repurchased	(833)	(594)
Cash dividends paid on common stock	(2,994)	(2,896)

Net cash provided (used) by financing activities	(24,034)	77,784

Net change in cash and cash equivalents	17,445	(53,792)

Cash and cash equivalents at beginning of period	71,596	277,499

Cash and cash equivalents at end of period	$89,041	223,707

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	2023	2022
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,948	1,293
Income taxes	$1,498	2,319

Noncash investing and financing activities:

Change in unrealized loss on investment securities available for sale, net	$3,854	(33,183)
Issuance of accrued restricted stock units	$6	41
Initial recognition of lease right-of-use asset and lease liability	$348	1,726
Allowance for credit losses record upon adoption of ASU 326, net of tax	$(838)	-

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

In addition, the adoption of CECL resulted in changes to the Company’s accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

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

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of June 30, 2023. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. No loans were individually evaluated as of June 30, 2023.  The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a Weighted Average Remaining Maturity  (“WARM”) methodology:

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

- Commercial and industrial loans

- Other revolving credit plans

- Other consumer loans

- Obligations (other than securities and leases) of states and political subdivisions in the US

- Other loans

Under the WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool and then applying a loss rate which includes a forecast component over this remaining life of the loan pool. The methodology considers historical loss experience and a loss forecast expectation to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses.  The Company’s forecast component projects the next four quarters to have similar loss rates to the period between November 1, 2015 and June 30, 2019, and then with a reversion back to the long-term average over four quarters.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate.  The Company did not have any loans evaluated on an individual basis at June 30, 2023.

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

Reclassification

Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the 2023 presentation.  These reclassifications did not have any impact on shareholders’ equity or net earnings.

(2) Investment Securities

Investment securities available for sale at June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)
	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$10,963	-	1,069	9,894
U.S. Government sponsored enterprises	11,714	-	694	11,020
Mortgage-backed securities	298,133	67	28,480	269,720
State and political subdivisions	130,063	-	26,613	103,450
Total	$450,873	67	56,856	394,084

(Dollars in thousands)
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$10,951	-	1,137	9,814
U.S. Government sponsored enterprises	12,245	-	706	11,539
Mortgage-backed securities	299,222	445	25,829	273,838
State and political subdivisions	184,768	91	34,656	150,203
Total	$507,186	536	62,328	445,394

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2023 and December 31, 2022 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	9,894	1,069	9,894	1,069
U.S. Government sponsored enterprises	-	-	11,020	694	11,020	694
Mortgage-backed securities	69,059	3,522	195,720	24,958	264,779	28,480
State and political subdivisions	-	-	103,450	26,613	103,450	26,613
Total	$69,059	3,522	320,084	53,334	389,143	56,856

(Dollars in thousands)
	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$2,878	104	6,936	1,033	9,814	1,137
U.S. Government sponsored enterprises	2,904	87	8,635	619	11,539	706
Mortgage-backed securities	128,241	8,740	120,464	17,089	248,705	25,829
State and political subdivisions	65,880	7,766	76,291	26,890	142,171	34,656
Total	$199,903	16,697	212,326	45,631	412,229	62,328

At June 30, 2023, unrealized losses in the investment securities portfolio relating to debt securities totaled $56.9 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2023 tables above, all three of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions, all seven of the securities issued by U.S. Government sponsored enterprises and 129 of the 134 mortgage-backed securities contained unrealized losses.  These unrealized losses are not related to credit impairment because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities.  The Company does not have an allowance for credit losses on available for sale securities at June 30, 2023.  At December 31, 2022, unrealized losses in the investment securities portfolio relating to debt securities totaled $62.3 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the December 31, 2022 tables above, all three of the U.S. Treasury securities, 149 of the 158 securities issued by state and political subdivisions, all seven of the securities issued by U.S. Government sponsored enterprises and 123 of the 133 mortgage-backed securities contained unrealized losses.  These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2023, presented by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

June 30, 2023
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$5,983	5,814
Due from one to five years	10,828	9,588
Due from five to ten years	50,349	42,759
Due after ten years	85,580	66,203
Mortgage-backed securities	298,133	269,720
Total	$450,873	394,084

No securities available for sale were sold during the three months ended June 30, 2023.   During the six months ended June 30, 2023, proceeds from sales of securities available for sale were $51.0 million and resulted in gross losses of $2.7 million and gross gains of $177,000.  No securities available for sale were sold during the six months ended June 30, 2022.

Securities with a fair value of approximately $120.7 million and $96.0 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3) Loans

Major classifications of loans at June 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)
	June 30, 2023	December 31, 2022
Real estate loans:
Construction and land development	$114,215	114,446
Single-family residential	331,124	322,262
Single-family residential -
Banco de la Gente non-traditional	18,907	20,019
Commercial	428,084	406,750
Multifamily and farmland	67,727	65,562
Total real estate loans	960,057	929,039

Loans not secured by real estate:
Commercial loans	75,450	81,307
Farm loans	428	938
Consumer loans	7,097	6,834
All other loans	14,692	14,490

Total loans	1,057,724	1,032,608

Less allowance for credit losses	(9,789)	(10,494)

Total net loans	$1,047,935	1,022,114

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2023 and December 31, 2022:

June 30, 2023
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$88	-	88	114,127	114,215	-
Single-family residential	1,351	426	1,777	329,347	331,124	-
Single-family residential -
Banco de la Gente non-traditional	630	117	747	18,160	18,907	-
Commercial	485	-	485	427,599	428,084	-
Multifamily and farmland	-	-	-	67,727	67,727	-
Total real estate loans	2,554	543	3,097	956,960	960,057	-

Loans not secured by real estate:
Commercial loans	95	-	95	75,355	75,450	-
Farm loans	-	-	-	428	428	-
Consumer loans	59	2	61	7,036	7,097	-
All other loans	-	-	-	14,692	14,692	-
Total loans	$2,708	545	3,253	1,054,471	1,057,724	-

December 31, 2022
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$363	-	363	114,083	114,446	-
Single-family residential	4,318	256	4,574	317,688	322,262	-
Single-family residential -
Banco de la Gente non-traditional	2,977	264	3,241	16,778	20,019	-
Commercial	306	-	306	406,444	406,750	-
Multifamily and farmland	-	-	-	65,562	65,562	-
Total real estate loans	7,964	520	8,484	920,555	929,039	-

Loans not secured by real estate:
Commercial loans	3	-	3	81,304	81,307	-
Farm loans	-	-	-	938	938	-
Consumer loans	71	-	71	6,763	6,834	-
All other loans	-	-	-	14,490	14,490	-
Total loans	$8,038	520	8,558	1,024,050	1,032,608	-

The following table presents non-accrual loans as of June 30, 2023 and December 31, 2022:

	CECL Methodology			Incurred Loss Methodology
	June 30, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total	Total
	With No	With	Nonaccrual	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans	Loans
Real estate loans:
Construction and land development	$49	-	49	53
Single-family residential	1,952	-	1,952	1,914
Single-family residential -
Banco de la Gente non-traditional	1,419	-	1,419	1,532
Commercial	-	-	-	129
Multifamily and farmland	83	-	83	91
Total real estate loans	3,503	-	3,503	3,719

Loans not secured by real estate:
Commercial loans	54	-	54	-
Consumer loans	4	-	4	9
Total	$3,561	-	3,561	3,728

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

The following table shows the amortized cost basis at June 30, 2023 of the loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2023, disaggregated by loan class and type of concession granted.  There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2023

(Dollars in thousands)
	Term Extension
	Amortized Cost Basis at June 30, 2023	% of Loan Class
Loan class:
Single-family residential	157	0.05%
Commercial real estate	680	0.16%
Total	$837

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.

Term Extension
Loan Class	Financial Effect
Single-family residential	Forbearance agreement on matured home equity line of credit (HELOC) that was modified to 180 month term.
Commercial real estate	Extended existing amortization from 148 months to 173 months to keep existing payment the same with the current market rate.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

No loans modified in the six months ended June 30, 2023 that were made to borrowers experiencing financial difficulty had been written off at June 30, 2023.

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts.  The following table shows the performance of loans that have been modified in the six months ended June 30, 2023.

(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Single-family residential	157	-	-
Commercial real estate	680	-	-
Total	$837	-	-

The following table presents impaired loans as of and for the year ended December 31, 2022:

December 31, 2022
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$110	-	110	110	2
Single-family residential	3,912	236	3,300	3,536	60
Single-family residential -
Banco de la Gente non-traditional	10,441	-	9,748	9,748	611
Commercial	1,785	421	1,346	1,767	9
Multifamily and farmland	104	-	91	91	-
Total impaired real estate loans	16,352	657	14,595	15,252	682

Loans not secured by real estate:
Commercial loans	116	-	116	116	1
Consumer loans	11	-	9	9	-
Total impaired loans	$16,479	657	14,720	15,377	683

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2022 and the twelve months ended December 31, 2022.

(Dollars in thousands)
	Three months ended		Six months ended		Twelve months ended
	June 30, 2022		June 30, 2022		December 31, 2022
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$65	1	91	1	75	8
Single-family residential	1,231	51	6,100	57	5,194	194
Single-family residential -
Banco de la Gente stated income	13,273	135	10,835	160	8,757	552
Commercial	1,984	26	2,682	29	1,916	93
Multifamily and farmland	100	1	113	1	96	5
Total impaired real estate loans	16,653	214	19,821	248	16,038	852

Loans not secured by real estate:
Commercial loans	151	2	315	5	137	8
Consumer loans	16	1	15	-	15	2
Total impaired loans	$16,820	217	20,151	253	16,190	862

Impaired loans collectively evaluated for impairment totaled $5.3 million $4.9 million at June 30, 2022 and December 31, 2022, respectively and are included in the tables above.  Allowance on impaired loans collectively evaluated for impairment totaled $47,000 and $44,000 at June 30, 2022 and December 31, 2022, respectively.

The following tables present changes in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022.  The June 30, 2023 table reflects the CECL methodology and the June 30, 2022 table reflects the Incurred Loss methodology.  Paycheck Protection Program (“PPP”) loans are excluded from the allowance for credit losses because PPP loans are guaranteed by the Small Business Administration (“SBA”).   No loans were individually evaluated as of June 30, 2023.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$5,253	3,077	181	2,244	298	348	1	290	-	11,692
Charge-offs	-	-	-	-	-	(35)	-	(142)	-	(177)
Recoveries	-	111	-	1	-	23	-	23	-	158
Provision (recovery) for unfunded commitments	163	21	-	-	-	-	-	-	-	184
Provision (recovery) for loan losses	(22)	(2)	2	120	(10)	31	1	71	-	191
Ending balance	$5,394	3,207	183	2,365	288	367	2	242	-	12,048

Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$1,415	2,322	763	3,207	164	657	-	214	1,752	10,494
Adjustment for CECL implementation	3,781	715	(576)	(986)	115	(295)	2	54	(1,752)	1,058
Charge-offs	-	-	-	-	-	(35)	-	(308)	-	(343)
Recoveries	-	123	-	3	-	32	-	82	-	240

Provision (recovery) for unfunded commitments	(30)	13	-	-	-	-	1	(2)	-	(18)
Provision (recovery) for loan losses	228	34	(4)	141	9	8	(1)	202	-	617
Ending balance	$5,394	3,207	183	2,365	288	367	2	242	-	12,048
Allowance for credit loss-loans	$3,228	3,119	183	2,365	288	367	1	238	-	9,789
Allowance for credit losses loan commitments	2,166	88	-	-	-	-	1	4	-	2,259
Total allowance for credit losses	$5,394	3,207	183	2,365	288	367	2	242	-	12,048

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2022:
Allowance for loan losses:
Beginning balance	$1,193	2,013	864	2,234	150	711	-	110	2,080	9,355
Charge-offs	-	(31)	-	-	-	(7)	-	(246)	-	(284)
Recoveries	-	127	-	4	-	55	-	51	-	237
Provision	79	62	(51)	918	7	(126)	-	301	(709)	481
Ending balance	$1,272	2,171	813	3,156	157	633	-	216	1,371	9,789

Three months ended June 30, 2022:
Allowance for loan losses:
Beginning balance	$1,163	2,095	841	3,011	147	646	-	128	1,395	9,426
Charge-offs	-	-	-	-	-	(3)	-	(121)	-	(124)
Recoveries	-	10	-	2	-	36	-	29	-	77
Provision	109	66	(28)	143	10	(46)	-	180	(24)	410
Ending balance	$1,272	2,171	813	3,156	157	633	-	216	1,371	9,789

Allowance for loan losses at June 30, 2022:
Ending balance: individually
evaluated for impairment	$-	37	640	6	-	-	-	-	-	683
Ending balance: collectively
evaluated for impairment	1,272	2,134	173	3,150	157	633	-	216	1,371	9,106
Ending balance	$1,272	2,171	813	3,156	157	633	-	216	1,371	9,789

Loans at June 30, 2022:
Ending balance	$103,241	292,685	21,378	386,368	62,687	70,691	1,006	21,417	-	959,473

Ending balance: individually
evaluated for impairment	$-	845	9,214	1,413	-	-	-	-	-	11,472
Ending balance: collectively
evaluated for impairment	$103,241	291,840	12,164	384,955	62,687	70,691	1,006	21,417	-	948,001

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of June 30, 2023.

	Term Loans by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Loans
June 30, 2023
Real Estate Loans
Construction and land
development
Pass	$13,426	66,208	18,146	7,142	2,068	4,750	2,334	-	114,074
Watch	-	-	-	-	-	42	-	-	42
Substandard	-	-	-	-	-	99	-	-	99
Total Construction and
land development	$13,426	66,208	18,146	7,142	2,068	4,891	2,334	-	114,215
Single family
Pass	$20,280	70,055	46,318	25,809	13,811	52,627	98,548	-	327,448
Watch	-	-	-	-	91	378	-	-	469
Substandard	-	-	-	-	-	2,763	444	-	3,207
Total single family	$20,280	70,055	46,318	25,809	13,902	55,768	98,992	-	331,124
Single family-Banco de la
Gente non-traditional
Pass	$-	-	-	-	-	16,515	-	-	16,515
Watch	-	-	-	-	-	430	-	-	430
Substandard	-	-	-	-	-	1,962	-	-	1,962
Total Banco de la Gente
non-traditional	$-	-	-	-	-	18,907	-	-	18,907
Commercial
Pass	$26,532	110,957	78,023	71,100	31,987	104,313	1,039	-	423,951
Watch	-	-	-	119	-	3,599	-	-	3,718
Substandard	-	-	-	415	-	-	-	-	415
Total commercial	$26,532	110,957	78,023	71,634	31,987	107,912	1,039	-	428,084
Multifamily and farmland
Pass	$7,103	16,861	22,227	6,515	3,279	10,933	610	-	67,528
Watch	-	-	-	-	-	116	-	-	116
Substandard	-	-	-	-	-	83	-	-	83
Total multifamily and
farmland	$7,103	16,861	22,227	6,515	3,279	11,132	610	-	67,727
Total real estate loans	$67,341	264,081	164,714	111,100	51,236	198,610	102,975	-	960,057
Loans not secured by real estate
Commercial
Pass	$5,347	17,046	4,841	4,332	3,010	13,290	27,307	-	75,173
Watch	-	-	-	-	105	117	1	-	223
Substandard	-	-	-	-	-	-	54	-	54
Total Commercial	$5,347	17,046	4,841	4,332	3,115	13,407	27,362	-	75,450
Farm
Pass	$49	49	98	-	17	59	156	-	428
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$49	49	98	-	17	59	156	-	428
Consumer
Pass	$1,611	1,773	626	304	96	95	2,582	-	7,087
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	3	2	-	1	4	-	10
Total consumer	$1,611	1,773	629	306	96	96	2,586	-	7,097
All other
Pass	$-	5,890	522	442	770	4,251	2,676	-	14,551
Watch	-	-	-	-	-	76	65	-	141
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$-	5,890	522	442	770	4,327	2,741	-	14,692
Total loans not secured
by real estate	$7,007	24,758	6,090	5,080	3,998	17,889	32,845	-	97,667
Total loans	$74,348	288,839	170,804	116,180	55,234	216,499	135,820	-	1,057,724
Current period gross charge-offs	$-	34	67	3	-	239	-	-	343

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2023 and 2022 is as follows:

For the three months ended June 30, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,808	5,451,521	$0.88
Effect of dilutive securities:
Restricted stock units - unvested		20,636
Shares held in deferred comp plan
by deferred compensation trust		161,749
Diluted earnings per share	$4,808	5,633,906	$0.85

For the six months ended June 30, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$7,980	5,463,495	$1.46
Effect of dilutive securities:
Restricted stock units - unvested		18,812
Shares held in deferred comp plan
by deferred compensation trust		167,073
Diluted earnings per share	$7,980	5,649,380	$1.41

For the three months ended June 30, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,217	5,481,899	$0.59
Effect of dilutive securities:
Restricted stock units - unvested		14,879
Shares held in deferred comp plan
by deferred compensation trust		164,934
Diluted earnings per share	$3,217	5,661,712	$0.57

For the six months ended June 30, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$6,669	5,489,461	$1.21
Effect of dilutive securities:
Restricted stock units - unvested		14,024
Shares held in deferred comp plan
by deferred compensation trust		164,089
Diluted earnings per share	$6,669	5,667,574	$1.18

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)
	June 30, 2023
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$9,894	-	9,894	-
U.S. Government
sponsored enterprises	11,020	-	11,020	-
Mortgage-backed securities	269,720	-	269,720	-
State and political subdivisions	103,450	-	103,450	-
Mutual funds held in deferred compensation trust	1,804	-	1,804

(Dollars in thousands)
	December 31, 2022
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$9,814	-	9,814	-
U.S. Government
sponsored enterprises	11,539	-	11,539	-
Mortgage-backed securities	273,838	-	273,838	-
State and political subdivisions	150,203	-	150,203	-
Mutual funds held in deferred compensation trust	1,327	-	1,327

The fair value measurements for mortgage loans held for sale and individually evaluated loans on a non-recurring basis at June 30, 2023 and December 31, 2022 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2023	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$1,560	-	-	1,560
Individually evaluated loans	-	-	-	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2022	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$211	-	-	211
Impaired loans	14,694	-	-	14,694

(Dollars in thousands)
	Fair Value June 30, 2023	Fair Value December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$1,560	211	Rate lock commitment	N/A	N/A
Individually evaluated loans	-	14,694	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$89,041	89,041	-	-	89,041
Investment securities available for sale	394,084	-	394,084	-	394,084
Other investments	2,602	-	-	2,602	2,602
Mortgage loans held for sale	1,560	-	-	1,560	1,560
Loans, net	1,047,935	-	-	1,030,032	1,030,032
Mutual funds held in deferred
compensation trust	1,804	-	1,804	-	1,804

Liabilities:
Deposits	$1,369,524	-	-	1,372,295	1,372,295
Securities sold under agreements
to repurchase	93,172	-	93,172	-	93,172
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$71,596	71,596	-	-	71,596
Investment securities available for sale	445,394	-	445,394	-	445,394
Other investments	2,656	-	-	2,656	2,656
Mortgage loans held for sale	211	-	-	211	211
Loans, net	1,022,114	-	-	998,587	998,587
Mutual funds held in deferred
compensation trust	1,327	-	1,327	-	1,327

Liabilities:
Deposits	$1,435,215	-	-	1,434,871	1,434,871
Securities sold under agreements
to repurchase	47,688	-	47,688	-	47,688
Junior subordinated debentures	15,464	-	15,464	-	15,464

(6) Leases

As of June 30, 2023, the Bank had operating right of use assets of $5.1 million and operating lease liabilities of $5.1 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices.  Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised.  Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of June 30, 2023 and 2022.

(Dollars in thousands)
	June 30, 2023	June 30, 2022

Operating lease cost	$396	$408

Other information:
Cash paid for amounts included in the measurement of lease liabilities	382	670
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	348	1,726
Weighted-average remaining lease term - operating leases	8.81	8.54
Weighted-average discount rate - operating leases	2.69%	2.14%

The following table presents lease maturities as of June 30, 2023.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	June 30, 2023

2023	$401
2024	807
2025	766
2026	650
2027	612
Thereafter	2,625
Total	5,861
Less: Imputed Interest	(713)
Operating Lease Liability	$5,148

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended June 30, 2023
Interest income	$17,591	$-	$8	$17,599
Interest expense	3,569	-	259	3,828
Net interest income	14,022	-	(251)	13,771
Provision for credit losses	375	-	-	375
Noninterest income	3,813	-	-	3,813
Appraisal management fee income	-	2,590	-	2,590
Noninterest expense	11,038	360	172	11,570
Appraisal management fee expense	-	2,049	-	2,049
Income tax expense (benefit)	1,418	42	(88)	1,372
Net income (loss)	$5,004	$139	$(335)	$4,808
Total assets	$1,606,211	$3,511	$1,852	$1,611,574
As of and for the three months ended June 30, 2022
Interest income	$11,988	$-	$4	$11,992
Interest expense	541	-	103	644
Net interest income	11,447	-	(99)	11,348
Provision for loan losses	410	-	-	410
Noninterest income	3,882	7	-	3,889
Appraisal management fee income	-	3,439	-	3,439
Noninterest expense	10,896	421	169	11,486
Appraisal management fee expense	-	2,757	-	2,757
Income tax expense (benefit)	800	62	(56)	806
Net income (loss)	$3,223	$206	$(212)	$3,217
Total assets	$1,671,501	$3,298	$2,096	$1,676,895
As of and for the six months ended June 30, 2023
Interest income	$34,384	$-	$16	$34,400
Interest expense	5,784	-	507	6,291
Net interest income	28,600	-	(491)	28,109
Provision for credit losses	599	-	-	599
Noninterest income	5,330	-	-	5,330
Appraisal management fee income	-	4,684	-	4,684
Noninterest expense	22,602	694	326	23,622
Appraisal management fee expense	-	3,699	-	3,699
Income tax expense (benefit)	2,327	67	(171)	2,223
Net income (loss)	$8,402	$224	$(646)	$7,980
Total assets	$1,606,211	$3,511	$1,852	$1,611,574
As of and for the six months ended June 30, 2022
Interest income	$23,315	$-	$6	$23,321
Interest expense	1,129	-	178	1,307
Net interest income	22,186	-	(172)	22,014
Provision for loan losses	481	-	-	481
Noninterest income	7,418	11	-	7,429
Appraisal management fee income	-	6,945	-	6,945
Noninterest expense	20,912	821	322	22,055
Appraisal management fee expense	-	5,529	-	5,529
Income tax expense (benefit)	1,618	140	(104)	1,654
Net income (loss)	$6,593	$466	$(390)	$6,669
Total assets	$1,671,501	$3,298	$2,096	$1,676,895

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

Prior to the COVID-19 pandemic, economic conditions, while not as robust as the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again.  The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets.  Subsequently, continuing supply-chain disruption and rising inflation has caused the Federal Reserve Federal Open Market Committee (“FOMC”) to increase the target federal funds rate 475 basis points since March 1, 2022 to a range of 5.00% to 5.25% at June 30, 2023.

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

Results of Operations

Summary.  Net earnings were $4.8 million or $0.88 per share and $0.85 per diluted share for the three months ended June 30, 2023, as compared to $3.2 million or $0.59 per share and $0.57 per diluted share for the prior year period.  The increase in second quarter net earnings is primarily the result to an increase in net interest income, a decrease in non-interest expense and a decrease in the provision for credit losses, which were partially offset by a decrease in non-interest income, compared to the prior year period, as discussed below.

Net earnings were $8.0 million or $1.46 per share and $1.41 per diluted share for the six months ended June 30, 2023, as compared to $6.7 million or $1.21 per share and $1.18 per diluted share for the prior year period.  The increase in year-to-date net earnings is primarily attributable to an increase in net interest income and a decrease in non-interest expense, which were partially offset by a decrease in non-interest income and an increase in the provision for credit losses, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.01% for the six months ended June 30, 2023, compared to 0.81% for the same period one year ago, and annualized return on average shareholders’ equity was 14.12% for the six months ended June 30, 2023, compared to 10.39% for the same period one year ago.

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

Net interest income was $13.8 million for the three months ended June 30, 2023, compared to $11.3 million for the three months ended June 30, 2022.  The increase in net interest income is due to a $5.6 million increase in interest income, partially offset by a $3.2 million increase in interest expense.  The increase in interest income is due to a $3.7 million increase in interest income and fees on loans, a $75,000 increase in interest income on balances due from banks and a $1.8 million increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $293,000 decrease in fee income on SBA PPP loans.  The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to higher yields on securities purchased after June 30, 2022.  The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities.

Interest income was $17.6 million for the three months ended June 30, 2023, compared to $12.0 million for the three months ended June 30, 2022.  The increase in interest income is due to a $3.7 million increase in interest income and fees on loans, a $75,000 increase in interest income on balances due from banks and a $1.8 million increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $293,000 decrease in fee income on SBA PPP loans.  The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to higher yields on securities purchased after June 30, 2022.  The Bank recognized zero and $293,000 of PPP loan fee income for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively.  During the three months ended June 30, 2023, average loans were $1.1 billion, an increase of $138.2 million from average loans of $917.8 million for the three months ended June 30, 2022.  During the three months ended June 30, 2023, average PPP loans were zero, compared to average PPP loans of $4.0 million for the three months ended June 30, 2022.  During the three months ended June 30, 2023, average investment securities available for sale were $450.7 million, a decrease of $4.7 million from average investment securities available for sale of $455.3 million for the three months ended June 30, 2022.  The average yield on loans for the three months ended June 30, 2023 and 2022 was 5.19% and 4.34%, respectively.  The average yield on investment securities available for sale was 3.01% and 1.48% for the three months ended June 30, 2023 and 2022, respectively.  The average yield on earning assets was 4.55% and 3.03% for the three months ended June 30, 2023 and 2022, respectively.

Interest expense was $3.8 million for the three months ended June 30, 2023, compared to $644,000 for the three months ended June 30, 2022. The increase in interest expense is primarily due to an increase in rates paid on interest-bearing liabilities and an increase in certificates of deposit. During the three months ended June 30, 2023, average interest-bearing non-maturity deposits were $703.5 million, a decrease of $119.8 million from average interest-bearing non-maturity deposits of $823.3 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, average certificates of deposit were $205.7 million, an increase of $104.0 million from average certificates of deposit of $101.6 million for the three months ended June 30, 2022. The average rate paid on interest-bearing checking and savings accounts was 0.94% and 0.18% for the three months ended June 30, 2023 and 2022, respectively. The average rate paid on certificates of deposit was 3.19% for the three months ended June 30, 2023, compared to 0.56% for the same period one year ago. The average rate paid on interest-bearing liabilities was 1.56% for the three months ended June 30, 2023, compared to 0.26% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2023 and 2022. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the three months ended June 30, 2023 and 2022 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended June 30, 2023			Three months ended June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,056,062	$13,667	5.19%	$917,833	$9,934	4.34%
Investments - taxable	299,400	2,630	3.52%	325,268	1,060	1.31%
Investments - nontaxable*	154,342	793	2.06%	133,529	645	1.94%
Due from banks	40,899	517	5.07%	222,839	442	0.80%

Total interest-earning assets	1,550,703	17,607	4.55%	1,599,469	12,081	3.03%

Non-interest earning assets:
Cash and due from banks	39,625			38,145
Allowance for credit losses	(9,618)			(9,427)
Other assets	23,206			39,842

Total assets	$1,603,916			$1,668,029

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$703,495	$1,648	0.94%	$823,286	$366	0.18%
Time deposits	205,687	1,638	3.19%	101,641	141	0.56%
Junior subordinated debentures	15,464	259	6.72%	15,464	103	2.67%
Other	56,673	283	2.00%	37,460	34	0.36%

Total interest-bearing liabilities	981,319	3,828	1.56%	977,851	644	0.26%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	494,568			560,803
Other liabilities	13,939			12,234
Shareholders' equity	114,090			117,141

Total liabilities and shareholders' equity	$1,603,916			$1,668,029

Net interest spread		$13,779	2.99%		$11,437	2.77%

Net yield on interest-earning assets			3.56%			2.87%

Taxable equivalent adjustment
Investment securities		$8			$89

Net interest income		$13,771			$11,348

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $11.8 million in 2023 and $13.6 million in 2022. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

Year-to-date net interest income as of June 30, 2023 was $28.1 million for the six months ended June 30, 2023, compared to $22.0 million for the six months ended June 30, 2022.  The increase in net interest income is due to a $11.1 million increase in interest income, partially offset by a $5.0 million increase in interest expense.  The increase in interest income is due to a $6.9 million increase in interest income and fees on loans, a $347,000 increase in interest income on balances due from banks and a $3.9 million increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $893,000 decrease in fee income on SBA PPP loans.  The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to higher yields on securities purchased after June 30, 2022.  The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities.

Interest income was $34.4 million for the six months ended June 30, 2023, compared to $23.3 million for the six months ended June 30, 2022.  The increase in net interest income is due to a $11.1 million increase in interest income, partially offset by a $5.0 million increase in interest expense.  The increase in interest income is due to a $6.9 million increase in interest income and fees on loans, a $347,000 increase in interest income on balances due from banks and a $3.9 million increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $893,000 decrease in fee income on SBA PPP loans.  The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to higher yields on securities purchased after June 30, 2022. The Bank recognized zero and $893,000 of PPP loan fee income for the six months ended June 30, 2023 and the six months ended June 30, 2022, respectively.  During the six months ended June 30, 2023, average loans were $1.0 billion, an increase of $145.1 million from average loans of $901.6 million for the six months ended June 30, 2022.  During the six months ended June 30, 2023, average PPP loans were zero, compared to average PPP loans of $9.7 million for the six months ended June 30, 2022.  During the six months ended June 30, 2023, average investment securities available for sale were $463.4 million, an increase of $29.0 million from average investment securities available for sale of $434.4 million for the six months ended June 30, 2022.  The average yield on loans for the six months ended June 30, 2023 and 2022 was 5.12% and 4.40%, respectively.  The average yield on investment securities available for sale was 3.00% and 1.49% for the six months ended June 30, 2023 and 2022, respectively.  The average yield on earning assets was 4.48% and 3.00% for the six months ended June 30, 2023 and 2022, respectively.

Interest expense was $6.3 million for the six months ended June 30, 2023, compared to $1.3 million for the six months ended June 30, 2022.  The increase in interest expense is primarily due to an increase in rates paid on interest-bearing liabilities and an increase in certificates of deposit.  During the six months ended June 30, 2023, average interest-bearing non-maturity deposits were $739.1 million, a decrease of $72.3 million from average interest-bearing non-maturity deposits of $811.4 million for the six months ended June 30, 2022.  During the six months ended June 30, 2023, average certificates of deposit were $162.5 million, an increase of $61.5 million from average certificates of deposit of $101.0 million for the six months ended June 30, 2022.  The average rate paid on interest-bearing checking and savings accounts was 0.86% and 0.19% for the six months ended June 30, 2023 and 2022, respectively.  The average rate paid on certificates of deposit was 2.67% for the six months ended June 30, 2023, compared to 0.57% for the same period one year ago. The average rate paid on interest-bearing liabilities was 1.31% for the six months ended June 30, 2023, compared to 0.27% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2023 and 2022. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the six months ended June 30, 2023 and 2022 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Six months ended June 30, 2023			Six months ended June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,046,646	26,550	5.12%	$901,586	19,676	4.40%
Investments - taxable	328,148	5,460	3.36%	306,986	2,067	1.36%
Investments - nontaxable*	138,330	1,548	2.26%	131,228	1,204	1.85%
Due from banks	36,698	900	4.95%	241,126	553	0.46%

Total interest-earning assets	1,549,822	34,458	4.48%	1,580,926	23,500	3.00%

Non-interest earning assets:
Cash and due from banks	38,576			36,099
Allowance for credit losses	(10,028)			(9,408)
Other assets	21,892			47,539

Total assets	$1,600,262			$1,655,156

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$739,100	3,136	0.86%	$811,372	769	0.19%
Time deposits	162,465	2,154	2.67%	101,006	287	0.57%
Trust preferred securities	15,464	507	6.61%	15,464	178	2.32%
Other	49,494	494	2.01%	37,963	73	0.39%

Total interest-bearing liabilities	966,523	6,291	1.31%	965,805	1,307	0.27%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	508,975			549,942
Other liabilities	10,799			9,996
Shareholders' equity	113,965			129,413

Total liabilities and shareholders' equity	$1,600,262			$1,655,156

Net interest spread		$28,167	3.17%		$22,193	2.73%

Net yield on interest-earning assets			3.67%			2.83%

Taxable equivalent adjustment
Investment securities		$58			$179

Net interest income		$28,109			$22,014

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $11.8 million in 2023 and $13.8 million in 2022. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended June 30, 2023 compared to three months ended June 30, 2022			Six months ended June 30, 2023 compared to six months ended June 30, 2022

(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$1,643	2,090	3,733	3,423	3,451	6,874
Investments - taxable	(156)	1,726	1,570	247	3,146	3,393
Investments - nontaxable	104	44	148	72	272	344
Due from banks	(1,330)	1,405	75	(2,741)	3,088	347
Total interest income	261	5,265	5,526	1,001	9,957	10,958

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	(167)	1,449	1,282	(188)	2,555	2,367
Time deposits	486	1,011	1,497	495	1,372	1,867
Trust preferred securities	-	156	156	-	329	329
Other	57	192	249	69	352	421
Total interest expense	376	2,808	3,184	376	4,608	4,984
Net interest income	$(115)	2,457	2,342	625	5,349	5,974

                Provision for Credit Losses.  The provision for credit losses for the three months ended June 30, 2023 was $375,000, compared to $410,000 for the three months ended June 30, 2022.  The decrease in the provision for credit losses is primarily attributable to lower loan growth in the second quarter of 2023 compared to the second quarter of 2022, which was partially offset by an increase in qualitative adjustments for economic conditions and other factors.  Total loans outstanding increased $6.9 million in the second quarter of 2023, compared to a $69.7 million increase in the second quarter of 2022. The provision for credit losses for the three months ended June 30, 2023 includes a $184,000 provision on unfunded commitments primarily due to an increase in unfunded commitments from March 31, 2023 to June 30, 2023.

The provision for credit losses for the six months ended June 30, 2023 was $599,000, compared to $481,000 for the six months ended June 30, 2022.  The increase in the provision for credit losses is primarily attributable to an increase in qualitative adjustments for economic conditions and other factors.  The provision for credit losses for the six months ended June 30, 2023 includes a $19,000 credit to the provision on unfunded commitments.

                Non-Interest Income.  Total non-interest income was $6.4 million for the three months ended June 30, 2023, compared to $7.3 million for the three months ended June 30, 2022.  The decrease in non-interest income is primarily attributable a $849,000 decrease in appraisal management fee income due to a decrease in appraisal volume related to national trends in real estate purchases.

Non-interest income was $10.0 million for the six months ended June 30, 2023, compared to $14.4 million for the six months ended June 30, 2022.  The decrease in non-interest income is primarily attributable to a $2.5 million net loss on the sale of securities and a $2.3 million decrease in appraisal management fee income due to a decrease in appraisal volume related to national trends in real estate purchases, which were partially offset by a $517,000 increase in miscellaneous non-interest income primarily due to an increase in deferred compensation income due to an increase in valuations for the assets in the deferred compensation plan.   The securities sale transaction was executed in January and February 2023 to reduce risk in the investment portfolio, at a time when favorable sale conditions had developed for municipal securities.  This sale also provides the Bank with more flexibility to support loan growth and reduce the need for other borrowings.

Non-Interest Expense.  Total non-interest expense was $13.6 million for the three months ended June 30, 2023, compared to $14.2 million for the three months ended June 30, 2022.  The decrease in non-interest expense is primarily attributable to a $708,000 decrease in appraisal management fee expense due to a decrease in appraisal volume related to national trends in real estate purchases.

Non-interest expense was $27.3 million for the six months ended June 30, 2023, compared to $27.6 million for the six months ended June 30, 2022.  The decrease in non-interest expense is primarily attributable to a $1.8 million decrease in appraisal management fee expense due to a decrease in appraisal volume related to national trends in real estate purchases, which was partially offset by a $494,000 increase in salaries and employee benefits expense primarily due to a reduction in loan origination costs due to lower loan demand and a $792,000 increase in other non-interest expenses primarily due to an increase in deferred compensation expense due to an increase in valuations for the assets in the deferred compensation plan.

Income Taxes. Income tax expense was $1.4 million for the three months ended June 30, 2023, compared to $806,000 for the three months ended June 30, 2022.  The effective tax rate was 22.20% for the three months ended June 30, 2023, compared to 20.03% for the three months ended June 30, 2022.  Income tax expense was $2.2 million for the six months ended June 30, 2023, compared to $1.7 million for the six months ended June 30, 2022.  The effective tax rate was 21.79% for the six months ended June 30, 2023, compared to 19.87% for the six months ended June 30, 2022.  The increase in the effective tax rate is primarily due to a reduction in non-taxable investments.

Analysis of Financial Condition

Investment Securities.  Available for sale securities were $394.1 million as of June 30, 2023, compared to $445.4 million as of December 31, 2022.  Average investment securities available for sale for the three months ended June 30, 2023 were $450.1 million, compared to $467.5 million for the year ended December 31, 2022.

Loans.  Total loans were $1.1 billion as of June 30, 2023, compared to $1.0 billion as of December 31, 2022.  Average loans represented 68% and 59% of average earning assets for the three months ended June 30, 2023 and the year ended December 31, 2022, respectively.

The Bank had $1.6 million and $211,000 in mortgage loans held for sale as of June 30, 2023 and December 31, 2022, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2023, the Bank had $105.0 million in residential mortgage loans, $99.6 million in home equity loans and $637.9 million in commercial mortgage loans, which include $495.5 million secured by commercial property and $142.4 million secured by residential property.   Residential mortgage loans at June 30, 2023 include $18.9 million in non-traditional mortgage loans from the former Banco division of the Bank.  At December 31, 2022, the Bank had $101.5 million in residential mortgage loans, $101.1 million in home equity loans and $610.0 million in commercial mortgage loans, which include $472.3 million secured by commercial property and $137.7 million secured by residential property.   Residential mortgage loans include $20.0 million in non-traditional mortgage loans from the former Banco division of the Bank.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization

Allowance for Credit Losses (ACL).  The allowance for credit losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.  The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance that management believes will be adequate in light of anticipated risks and loan losses.  In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed.

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of June 30, 2023. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a WARM methodology.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate.  The Company did not have any loans evaluated on an individual basis at June 30, 2023.

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

Non-performing Assets.  Non-performing assets were $3.6 million or 0.22% of total assets at June 30, 2023, compared to $3.7 million or 0.23% of total assets at December 31, 2022.  Non-accrual loans were $3.6 million at June 30, 2023 and $3.7 million at December 31, 2022.  As a percentage of total loans outstanding, non-accrual loans were 0.34% and 0.36% at June 30, 2023 and December 31, 2022, respectively.  Non-performing assets include $3.5 million in commercial and residential mortgage loans and $58,000 in other loans at June 30, 2023, compared to $3.7 million in commercial and residential mortgage loans and $9,000 in other loans at December 31, 2022.  The Bank had no loans 90 days past due and still accruing at June 30, 2023 and December 31, 2022.  The Bank had no other real estate owned at June 30, 2023 and December 31, 2022.

                Deposits.  Total deposits were $1.4 billion at June 30, 2023 and December 31, 2022.  Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.3 billion at June 30, 2023, compared to $1.4 billion at and December 31, 2022.  Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability.  Certificates of deposit in amounts of more than $250,000 totaled $105.3 million at June 30, 2023, compared to $31.0 million at December 31, 2022.  Other time deposits totaled $129.7 million at June 30, 2023, compared to $67.0 million at December 31, 2022.  The increases in certificates of deposit in amounts of more than $250,000 and other time deposits are primarily due to promotional rates offered on select certificate of deposit products during the six months ended June 30, 2023.

Estimated uninsured deposits totaled $361.8 million, or 26.42% of total deposits, at June 30, 2023, compared to $439.8 million, or 30.64% of total deposits, at December 31, 2022.  Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at June 30, 2023.

Borrowed Funds.  There were no FHLB borrowings outstanding at June 30, 2023 and December 31, 2022.  Securities sold under agreements to repurchase were $93.2 million at June 30, 2023, compared to $47.7 million at December 31, 2022.  The increase in securities sold under agreements to repurchase is primarily due to customers that transferred funds from deposits to securities sold under agreements to repurchase during the three months ended June 30, 2023.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at June 30, 2023 and December 31, 2022.

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

The Company has no financial instruments tied to LIBOR other than the trust preferred securities issued by PEBK Trust II, which are tied to three-month LIBOR.  The one-week and two-month U.S. dollar-denominated (USD) LIBOR rates ceased to be published after December 31, 2021.  The overnight, one-month, three-month, nine-month, and 12-month USD LIBOR rates ceased to be published after June 30, 2023.  Effective September 15, 2023, the trust preferred securities will pay interest quarterly at a floating rate of three-month United States Secured Overnight Financing Rate (SOFR) plus 189 basis points, including a 26 basis point credit spread adjustment.

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

                The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the six months ended June 30, 2023 totaled $1.5 billion, exceeding average rate sensitive liabilities of $966.5 million by $583.3 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2023.

Included in the rate sensitive assets are $176.0 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC.  The Company utilizes interest rate floors on certain variable rate loans to protect against downward movements in the prime rate.  At June 30, 2023, the Company had $109.9 million in loans with interest rate floors.  No floors were in effect on these loans at June 30, 2023.

                Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements.  Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities.  In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit.  As of June 30, 2023, such unfunded commitments to extend credit were $390.5 million, while commitments in the form of standby letters of credit totaled $4.3 million. As of December 31, 2022, such unfunded commitments to extend credit were $382.7 million, while commitments in the form of standby letters of credit totaled $4.4 million.

                The Bank uses several sources to meet its liquidity requirements.  The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships.  As of June 30, 2023, the Bank’s core deposits, a non-GAAP measure, totaled $1.3 billion, or 92.26% of total deposits.  As of December 31, 2022, the Bank’s core deposits totaled $1.4 billion, or 97.84% of total deposits.

                The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings.  The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis.  The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets.  The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina.  The Bank’s ratio of wholesale funding to total assets was 1.59% and 0.92% as of June 30, 2023 and December 31, 2022, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets.  There were no FHLB borrowings outstanding at June 30, 2023 and December 31, 2022.  At June 30, 2023, the carrying value of loans pledged as collateral to the FHLB totaled $192.9 million compared to $149.4 million at December 31, 2022.  The remaining availability under the line of credit with the FHLB was $119.7 million at June 30, 2023 compared to $86.5 million at December 31, 2022.  The Bank had no borrowings from the FRB at June 30, 2023 or December 31, 2022.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2023, the carrying value of loans pledged as collateral to the FRB totaled $597.1 million compared to $585.0 million at December 31, 2022.  Availability under the line of credit with the FRB was $445.7 million and $445.1 million at June 30, 2023 and December 31, 2022, respectively.  The Bank has completed the necessary steps in order to access the FRB’s Bank Term Funding Program (“BTFP”), should it wish to do so at any time in the future.  The Bank has not pledged any collateral to the BTFP as of June 30, 2023.

The Bank also had the ability to borrow up to $90.5 million for the purchase of overnight federal funds from four correspondent financial institutions as of June 30, 2023.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 26.98% at June 30, 2023 and 30.32% at December 31, 2022.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2023 and December 31, 2022.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.

Capital Resources.  Shareholders’ equity was $112.4 million, or 6.97% of total assets, at June 30, 2023, compared to $105.2 million, or 6.49% of total assets, at December 31, 2022.

Annualized return on average equity for the six months ended June 30, 2023 was 14.12%, compared to 10.39% for the six months ended June 30, 2022.  Total cash dividends paid on common stock were $3.0 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively.

In March of 2023, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock.  Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice.  The Company has repurchased approximately $833,000, or 46,222 shares of its common stock, under this stock repurchase program as of June 30, 2023.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital includes $15.0 million in trust preferred securities at June 30, 2023 and December 31, 2022.  The Company’s Tier 1 capital ratio was 13.80% and 13.21% at June 30, 2023 and December 31, 2022, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 14.77% and 14.04% at June 30, 2023 and December 31, 2022, respectively.  The Company’s common equity Tier 1 capital consists of common stock and retained earnings.   The Company’s common equity Tier 1 capital ratio was 12.59% and 12.03% at June 30, 2023 and December 31, 2022, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.41% and 9.82% at June 30, 2023 and December 31, 2022, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.69% and 13.10% at June 30, 2023 and December 31, 2022, respectively.  The total risk-based capital ratio for the Bank was 14.66% and 13.93% at June 30, 2023 and December 31, 2022, respectively.   The Bank’s common equity Tier 1 capital ratio was 13.69% and 13.10% at June 30, 2023 and December 31, 2022, respectively.  The Bank’s Tier 1 leverage capital ratio was 10.26% and 9.68% at June 30, 2023 and December 31, 2022, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2023	-	$-	-	$2,000,000

May 1 - 31, 2023	2,472	$17.49	25,911	$1,522,193

June 1 - 30, 2023	4,314	$20.32	20,311	$1,167,354

Total	6,786	$19.29	46,222

(1)  The Company purchased 6,786 shares on the open market in the three months ended June 30, 2023 for its deferred compensation plan.  All purchases were funded by participant contributions to the plan.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2023, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 8, 2023	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

August 8, 2023	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

