Form 10-Q
period 2023-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2023-11-07
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,542,299 shares of common stock, outstanding at October 31, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(Dollars in thousands)
	September 30,	December 31,
Assets	2023	2022
	(Unaudited)	(Audited)

Cash and due from banks, including reserve requirements of $0 at both 9/30/23 and 12/31/22	$35,762	50,061
Interest-bearing deposits	40,857	21,535
Cash and cash equivalents	76,619	71,596

Investment securities available for sale	378,794	445,394
Other investments	2,900	2,656
Total securities	381,694	448,050

Mortgage loans held for sale	1,848	211

Loans	1,078,173	1,032,608
Less allowance for credit losses	(10,285)	(10,494)
Net loans	1,067,888	1,022,114

Premises and equipment, net	16,782	18,205
Cash surrender value of life insurance	18,021	17,703
Right of use lease asset	4,908	5,116
Accrued interest receivable and other assets	39,504	37,932
Total assets	$1,607,264	1,620,927

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$444,627	523,088
Interest-bearing demand, MMDA & savings	633,003	814,128
Time, over $250,000	137,715	31,001
Other time	165,423	66,998
Total deposits	1,380,768	1,435,215

Securities sold under agreements to repurchase	83,024	47,688
Junior subordinated debentures	15,464	15,464
Lease liability	5,002	5,185
Accrued interest payable and other liabilities	15,654	12,180
Total liabilities	1,499,912	1,515,732

Commitments

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,549,799 shares at September 30, 2023 and 5,636,830 shares at December 31, 2022	50,969	52,636
Common stock held by deferred compensation trust, at cost; 167,193 shares at September 30, 2023 and 169,094 shares at December 31, 2022	(2,011)	(2,181)
Deferred compensation	2,011	2,181
Retained earnings	107,372	100,156
Accumulated other comprehensive loss	(50,989)	(47,597)
Total shareholders' equity	107,352	105,195
Total liabilities and shareholders' equity	$1,607,264	1,620,927

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$14,145	11,051	40,695	30,727
Interest on due from banks	606	900	1,506	1,453
Interest on investment securities:
U.S. Government sponsored enterprises	2,358	1,288	6,868	2,280
State and political subdivisions	696	1,056	2,254	3,009
Other	501	316	1,383	463
Total interest income	18,306	14,611	52,706	37,932

Interest expense:
NOW, MMDA & savings deposits	1,752	494	4,888	1,263
Time deposits	2,512	134	4,666	421
Junior subordinated debentures	284	146	791	324
Other	418	44	912	117
Total interest expense	4,966	818	11,257	2,125

Net interest income	13,340	13,793	41,449	35,807

Provision for credit losses	562	408	1,161	889

Net interest income after provision for loan losses	12,778	13,385	40,288	34,918

Non-interest income:
Service charges	1,412	1,458	4,081	4,000
Other service charges and fees	165	169	510	540
Loss on sale of securities, net	-	-	(2,488)	-
Mortgage banking income	72	59	204	358
Insurance and brokerage commissions	291	213	725	709
Appraisal management fee income	2,785	2,711	7,469	9,656
Miscellaneous	2,049	2,183	6,286	5,904
Total non-interest income	6,774	6,793	16,787	21,167

Non-interest expense:
Salaries and employee benefits	6,722	6,177	19,508	18,469
Occupancy	1,988	2,038	5,983	5,886
Professional fees	406	413	1,255	1,241
Advertising	217	175	562	509
Debit card expense	392	228	947	826
FDIC Insurance	186	121	556	346
Appraisal management fee expense	2,182	2,151	5,881	7,680
Miscellaneous	2,162	2,152	6,884	6,082
Total non-interest expense	14,255	13,455	41,576	41,039

Earnings before income taxes	5,297	6,723	15,499	15,046

Income tax expense	1,170	1,416	3,393	3,070

Net earnings	$4,127	5,307	12,106	11,976

Basic net earnings per share	$0.76	0.96	2.22	2.18
Diluted net earnings per share	$0.74	0.93	2.15	2.11
Cash dividends declared per share	$0.19	0.18	0.72	0.69

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$4,127	5,307	12,106	11,976

Other comprehensive loss:
Unrealized holding losses on securities available for sale	(9,408)	(16,578)	(6,892)	(59,661)
Reclassification adjustment for losses on securities available for sale included in net earnings	-	-	2,488	-

Total other comprehensive loss, before income taxes	(9,408)	(16,578)	(4,404)	(59,661)

Income tax benefit related to other comprehensive income:

Unrealized holding losses on securities available for sale	(2,162)	(3,808)	(1,584)	(13,708)
Reclassification adjustment for losses on securities available for sale included in net earnings	-	-	572	-

Total income tax benefit related to other comprehensive income	(2,162)	(3,808)	(1,012)	(13,708)

Total other comprehensive loss, net of tax	(7,246)	(12,770)	(3,392)	(45,953)

Total comprehensive income (loss)	$(3,119)	(7,463)	8,714	(33,977)

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three and Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Loss	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2022	5,636,830	$52,636	100,156	2,181	(2,181)	(47,597)	105,195

Adoption of new accounting standard, net of tax	-	-	(838)	-	-	-	(838)
Cash dividends declared on common stock ($0.34 per share)	-	-	(1,925)	-	-	-	(1,925)
Restricted stock units exercised	191	6	-	-	-	-	6
Equity incentive plan, net	-	-	-	(344)	344	-	-
Net earnings	-	-	3,171	-	-	-	3,171
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	9,173	9,173
Balance, March 31, 2023	5,637,021	$52,642	100,564	1,837	(1,837)	(38,424)	114,782

Common stock repurchase	(46,222)	(833)	-	-	-	-	(833)
Cash dividends declared on common stock ($0.19 per share)	-	-	(1,069)	-	-	-	(1,069)
Equity incentive plan, net	-	-	-	130	(130)	-	-
Net earnings	-	-	4,808	-	-	-	4,808
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(5,319)	(5,319)
Balance, June 30, 2023	5,590,799	$51,809	104,303	1,967	(1,967)	(43,743)	112,369

Common stock repurchase	(41,000)	(840)	-	-	-	-	(840)
Cash dividends declared on common stock ($0.19 per share)	-	-	(1,058)	-	-	-	(1,058)
Equity incentive plan, net	-	-	-	44	(44)	-	-
Net earnings	-	-	4,127	-	-	-	4,127
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(7,246)	(7,246)
Balance, September 30, 2023	5,549,799	$50,969	107,372	2,011	(2,011)	(50,989)	107,352

Balance, December 31, 2021	5,661,569	$53,305	88,968	1,992	(1,992)	96	142,369

Common stock repurchase	(7,000)	(199)	-	-	-	-	(199)
Cash dividends declared on common stock ($0.33 per share)	-	-	(1,877)	-	-	-	(1,877)
Restricted stock units exercised	1,461	41	-	-	-	-	41
Equity incentive plan, net	-	-	-	50	(50)	-	-
Net earnings	-	-	3,452	-	-	-	3,452
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(18,342)	(18,342)
Balance, March 31, 2022	5,656,030	$53,147	90,543	2,042	(2,042)	(18,246)	125,444

Common stock repurchase	(15,000)	(395)	-	-	-	-	(395)
Cash dividends declared on common stock ($0.18 per share)	-	-	(1,019)	-	-	-	(1,019)
Equity incentive plan, net	-	-	-	57	(57)	-	-
Net earnings	-	-	3,217	-	-	-	3,217
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(14,841)	(14,841)
Balance, June 30, 2022	5,641,030	$52,752	92,741	2,099	(2,099)	(33,087)	112,406

Cash dividends declared on common stock ($0.18 per share)	-	-	(1,019)	-	-	-	(1,019)
Equity incentive plan, net	-	-	-	51	(51)	-	-
Net earnings	-	-	5,307	-	-	-	5,307
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(12,770)	(12,770)
Balance, September 30, 2022	5,641,030	$52,752	97,029	2,150	(2,150)	(45,857)	103,924

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)

	2023	2022
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$12,106	11,976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,416	4,914
Provision for credit losses	1,161	889
Deferred income taxes	(248)	(31)
Loss on sale of investment securities, net	2,488	-
Gain on sale of premises and equipment	(185)	-
Restricted stock expense	(7)	(95)
Proceeds from sales of mortgage loans held for sale	11,031	20,475
Origination of mortgage loans held for sale	(12,668)	(17,813)
Change in:
Cash surrender value of life insurance	(318)	(301)
Right of use lease asset	578	568
Other assets	(93)	(2,944)
Lease liability	(553)	(556)
Other liabilities	1,357	232
Net cash provided by operating activities	17,066	17,314

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,992)	(139,657)
Proceeds from sales, calls and maturities of investment securities available for sale	52,023	7,870
Proceeds from paydowns of investment securities available for sale	13,898	31,186
Proceeds from paydowns on other investments	112	1,011
Purchases of FHLB stock	(323)	(105)
Net change in loans	(45,862)	(120,252)
Purchases of premises and equipment	(1,522)	(4,196)
Proceeds from sale of premises and equipment	1,460	-
Proceeds from bank owned life insurance	-	65
Net cash provided (used) by investing activities	12,793	(224,078)

Cash flows from financing activities:
Net change in deposits	(54,447)	88,343
Net change in securities sold under agreement to repurchase	35,336	892
Common stock repurchased	(1,673)	(594)
Cash dividends paid on common stock	(4,052)	(3,915)
Net cash provided (used) by financing activities	(24,836)	84,726

Net change in cash and cash equivalents	5,023	(122,038)
Cash and cash equivalents at beginning of period	71,596	277,499
Cash and cash equivalents at end of period	$76,619	155,461

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)

	2023	2022
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,766	2,112
Income taxes	$3,462	3,069

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$(3,392)	(45,953)
Issuance of accrued restricted stock units	$6	41
Initial recognition of lease right-of-use asset and lease liability	$370	1,726
Allowance for credit losses record upon adoption of ASU 326, net of tax	$(838)	-

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

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of September 30, 2023. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. No loans were individually evaluated as of September 30, 2023. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a Weighted Average Remaining Maturity (“WARM”) methodology:

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

- Commercial and industrial loans

- Other revolving credit plans

- Other consumer loans

- Obligations (other than securities and leases) of states and political subdivisions in the US

- Other loans

Under the WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool and then applying a loss rate which includes a forecast component over this remaining life of the loan pool. The methodology considers historical loss experience and a loss forecast expectation to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses. The Company’s forecast component projects the next four quarters to have similar loss rates to the period between November 1, 2015 and September 30, 2019, and then with a reversion back to the long-term average over four quarters. This period is intended to reflect the environment that began when the Federal Reserve started its last series of rate hikes beginning in November of 2015, and reflects the overall loan loss rates of the Company during this time of no higher than 0.4%. This period has been extended from the prior quarter by three months, and had minor impacts on the loss rates. The Company expects to adjust these time frames for affecting the forecast periods as the rate environment changes to reflect either increasing or decreasing loan loss rates that will adjust the historical loss rates.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate. The Company did not have any loans evaluated on an individual basis at September 30, 2023.

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

(2)	Investment Securities

Investment securities available for sale at September 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)
	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$10,968	-	1,130	9,838
U.S. Government sponsored enterprises	11,510	-	765	10,745
Mortgage-backed securities	292,512	70	32,715	259,867
State and political subdivisions	130,000	-	31,656	98,344
Total	$444,990	70	66,266	378,794

(Dollars in thousands)
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasuries	$10,951	-	1,137	9,814
U.S. Government sponsored enterprises	12,245	-	706	11,539
Mortgage-backed securities	299,222	445	25,829	273,838
State and political subdivisions	184,768	91	34,656	150,203
Total	$507,186	536	62,328	445,394

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2023 and December 31, 2022 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	9,838	1,130	9,838	1,130
U.S. Government sponsored enterprises	-	-	10,745	765	10,745	765
Mortgage-backed securities	33,158	1,336	221,918	31,379	255,076	32,715
State and political subdivisions	-	-	98,344	31,656	98,344	31,656
Total	$33,158	1,336	340,845	64,930	374,003	66,266

(Dollars in thousands)
	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$2,878	104	6,936	1,033	9,814	1,137
U.S. Government sponsored enterprises	2,904	87	8,635	619	11,539	706
Mortgage-backed securities	128,241	8,740	120,464	17,089	248,705	25,829
State and political subdivisions	65,880	7,766	76,291	26,890	142,171	34,656
Total	$199,903	16,697	212,326	45,631	412,229	62,328

At September 30, 2023, unrealized losses in the investment securities portfolio relating to debt securities totaled $66.3 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the September 30, 2023 tables above, all three of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions, all seven of the securities issued by U.S. Government sponsored enterprises and 129 of the 134 mortgage-backed securities contained unrealized losses. These unrealized losses are not related to credit impairment because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities. The Company does not have an allowance for credit losses on available for sale securities at September 30, 2023. At December 31, 2022, unrealized losses in the investment securities portfolio relating to debt securities totaled $62.3 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2022 tables above, all three of the U.S. Treasury securities, 149 of the 158 securities issued by state and political subdivisions, all seven of the securities issued by U.S. Government sponsored enterprises and 123 of the 133 mortgage-backed securities contained unrealized losses. These unrealized losses are considered temporary because of the acceptable financial condition and results of operations of the entities that issued each security and the repayment sources of principal and interest on U.S. Government sponsored enterprises, including mortgage-backed securities.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2023, presented by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

September 30, 2023
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$2,994	2,956
Due from one to five years	16,454	14,707
Due from five to ten years	53,180	43,382
Due after ten years	79,850	57,882
Mortgage-backed securities	292,512	259,867
Total	$444,990	378,794

No securities available for sale were sold during the three months ended September 30, 2023. During the nine months ended September 30, 2023, proceeds from sales of securities available for sale were $51.0 million and resulted in gross losses of $2.7 million and gross gains of $177,000. No securities available for sale were sold during the nine months ended September 30, 2022.

Securities with a fair value of approximately $129.8 million and $96.0 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3) Loans

Major classifications of loans at September 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)
	September 30, 2023	December 31, 2022
Real estate loans:
Construction and land development	$127,706	114,446
Single-family residential	344,415	322,262
Single-family residential -
Banco de la Gente non-traditional	18,388	20,019
Commercial	430,270	406,750
Multifamily and farmland	64,313	65,562
Total real estate loans	985,092	929,039

Loans not secured by real estate:
Commercial loans	68,738	81,307
Farm loans	574	938
Consumer loans	7,680	6,834
All other loans	16,089	14,490

Total loans	1,078,173	1,032,608

Less allowance for credit losses	(10,285)	(10,494)

Total net loans	$1,067,888	1,022,114

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2023 and December 31, 2022:

September 30, 2023
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$39	-	39	127,667	127,706	-
Single-family residential	938	217	1,155	343,260	344,415	-
Single-family residential -
Banco de la Gente non-traditional	840	89	929	17,459	18,388	-
Commercial	481	-	481	429,789	430,270	-
Multifamily and farmland	-	-	-	64,313	64,313	-
Total real estate loans	2,298	306	2,604	982,488	985,092	-

Loans not secured by real estate:
Commercial loans	375	99	474	68,264	68,738	99
Farm loans	-	-	-	574	574	-
Consumer loans	37	-	37	7,643	7,680	-
All other loans	-	-	-	16,089	16,089	-
Total loans	$2,710	405	3,115	1,075,058	1,078,173	99

December 31, 2022
(Dollars in thousands)
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$363	-	363	114,083	114,446	-
Single-family residential	4,318	256	4,574	317,688	322,262	-
Single-family residential -
Banco de la Gente non-traditional	2,977	264	3,241	16,778	20,019	-
Commercial	306	-	306	406,444	406,750	-
Multifamily and farmland	-	-	-	65,562	65,562	-
Total real estate loans	7,964	520	8,484	920,555	929,039	-

Loans not secured by real estate:
Commercial loans	3	-	3	81,304	81,307	-
Farm loans	-	-	-	938	938	-
Consumer loans	71	-	71	6,763	6,834	-
All other loans	-	-	-	14,490	14,490	-
Total loans	$8,038	520	8,558	1,024,050	1,032,608	-

The following table presents non-accrual loans as of September 30, 2023 and December 31, 2022:

	CECL Methodology			Incurred Loss Methodology
	September 30, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total	Total
	With No	With	Nonaccrual	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans	Loans
Real estate loans:
Construction and land development	$46	-	46	53
Single-family residential	1,878	-	1,878	1,914
Single-family residential -
Banco de la Gente non-traditional	1,575	-	1,575	1,532
Commercial	-	-	-	129
Multifamily and farmland	80	-	80	91
Total real estate loans	3,579	-	3,579	3,719

Loans not secured by real estate:
Commercial loans	33	-	33	-
Consumer loans	2	-	2	9
Total	$3,614	-	3,614	3,728

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

The following table shows the amortized cost basis at September 30, 2023 of the loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2023, disaggregated by loan class and type of concession granted. There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2023.

(Dollars in thousands)
	Term Extension
	Amortized Cost Basis at September 30, 2023	% of Loan Class
Loan class:
Single-family residential	154	0.04%
Commercial real estate	673	0.16%
Total	$827

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.

Term Extension
Loan Class	Financial Effect
Single-family residential	Forbearance agreement on matured home equity line of credit (HELOC) that was modified to 180 month term.
Commercial real estate	Extended existing amortization from 148 months to 173 months to keep existing payment the same with the current market rate.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

No loans modified in the nine months ended September 30, 2023 that were made to borrowers experiencing financial difficulty had been written off at September 30, 2023.

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the nine months ended September 30, 2023.

(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Single-family residential	154	-	-
Commercial real estate	673	-	-
Total	$827	-	-

The following table presents impaired loans as of and for the year ended December 31, 2022:

December 31, 2022
(Dollars in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Recorded Investment in Impaired Loans	Related Allowance
Real estate loans:
Construction and land development	$110	-	110	110	2
Single-family residential	3,912	236	3,300	3,536	60
Single-family residential -
Banco de la Gente non-traditional	10,441	-	9,748	9,748	611
Commercial	1,785	421	1,346	1,767	9
Multifamily and farmland	104	-	91	91	-
Total impaired real estate loans	16,352	657	14,595	15,252	682

Loans not secured by real estate:
Commercial loans	116	-	116	116	1
Consumer loans	11	-	9	9	-
Total impaired loans	$16,479	657	14,720	15,377	683

The following table presents the average impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2022 and the twelve months ended December 31, 2022.

(Dollars in thousands)
	Three months ended		Nine months ended		Twelve months ended
	September 30, 2022		September 30, 2022		December 31, 2022
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Real estate loans:
Construction and land development	$60	1	65	4	75	8
Single-family residential	1,393	51	1,131	150	5,194	194
Single-family residential -
Banco de la Gente stated income	12,487	134	13,454	407	8,757	552
Commercial	1,939	25	1,985	75	1,916	93
Multifamily and farmland	97	1	100	4	96	5
Total impaired real estate loans	15,976	212	16,735	640	16,038	852

Loans not secured by real estate:
Commercial loans	138	3	163	7	137	8
Consumer loans	21	1	14	2	15	2
Total impaired loans	$16,135	216	16,912	649	16,190	862

Impaired loans collectively evaluated for impairment totaled $5.1 million $4.9 million at September 30, 2022 and December 31, 2022, respectively and are included in the tables above. Allowance on impaired loans collectively evaluated for impairment totaled $44,000 and $44,000 at September 30, 2022 and December 31, 2022, respectively.

The following tables present changes in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022. The September 30, 2023 table reflects the CECL methodology and the September 30, 2022 table reflects the Incurred Loss methodology. Paycheck Protection Program (“PPP”) loans are excluded from the allowance for credit losses because PPP loans are guaranteed by the Small Business Administration (“SBA”). No loans were individually evaluated as of September 30, 2023.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$5,394	3,207	183	2,365	288	367	2	242	-	12,048
Charge-offs	-	-	-	-	-	(94)	-	(141)	-	(235)
Recoveries	-	8	-	1	-	8	-	24	-	41
Provision (recovery) for
unfunded commitments	(95)	(31)	-	-	-	3	-	(4)	-	(127)
Provision (recovery) for
loan losses	390	111	(5)	(12)	(15)	87	-	133	-	689
Ending balance	$5,689	3,295	178	2,354	273	371	2	254	-	12,416

Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$1,415	2,322	763	3,207	164	657	-	214	1,752	10,494
Adjustment for CECL implementation	3,781	715	(576)	(986)	115	(295)	2	54	(1,752)	1,058
Charge-offs	-	-	-	-	-	(129)	-	(450)	-	(579)
Recoveries	-	131	-	5	-	40	-	106	-	282
Provision (recovery) for unfunded commitments	(125)	(18)	-	-	-	3	-	(6)	-	(146)
Provision (recovery) for loan losses	618	145	(9)	128	(6)	95	-	336	-	1,307
Ending balance	$5,689	3,295	178	2,354	273	371	2	254	-	12,416
Allowance for credit loss-loans	$3,618	3,237	178	2,354	273	371	2	252	-	10,285
Allowance for credit losses unfunded loan commitments	2,071	58	-	-	-	-	-	2	-	2,131
Total allowance for credit losses	$5,689	3,295	178	2,354	273	371	2	254	-	12,416

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Single-Family Residential - Banco de la Gente Non-traditional	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2022:
Allowance for loan losses:
Beginning balance	$1,193	2,013	864	2,234	150	711	-	110	2,080	9,355
Charge-offs	-	(120)	-	-	-	(20)	-	(450)	-	(590)
Recoveries	-	219	-	6	-	64	-	87	-	376
Provision	180	78	(101)	885	5	(14)	-	467	(611)	889
Ending balance	$1,373	2,190	763	3,125	155	741	-	214	1,469	10,030

Three months ended September 30, 2022:
Allowance for loan losses:
Beginning balance	$1,272	2,171	813	3,156	157	633	-	216	1,371	9,789
Charge-offs	-	(89)	-	-	-	(13)	-	(204)	-	(306)
Recoveries	-	92	-	2	-	8	-	37	-	139
Provision	101	16	(50)	(33)	(2)	113	-	165	98	408
Ending balance	$1,373	2,190	763	3,125	155	741	-	214	1,469	10,030

Allowance for loan losses at September 30, 2022:
Ending balance: individually
evaluated for impairment	$-	37	605	6	-	-	-	-	-	648
Ending balance: collectively
evaluated for impairment	1,373	2,153	158	3,119	155	741	-	214	1,469	9,382
Ending balance	$1,373	2,190	763	3,125	155	741	-	214	1,469	10,030

Loans at September 30, 2022:
Ending balance	$112,854	312,208	20,469	399,015	62,040	76,434	961	20,926	-	1,004,907

Ending balance: individually
evaluated for impairment	$-	547	8,703	1,401	-	-	-	-	-	10,651
Ending balance: collectively
evaluated for impairment	$112,854	311,661	11,766	397,614	62,040	76,434	961	20,926	-	994,256

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of September 30, 2023.

	Term Loans by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Loans
September 30, 2023
Real Estate Loans
Construction and land
development
Pass	$28,242	72,097	12,409	6,798	2,019	4,409	1,638	-	127,612
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	94	-	-	94
Total Construction and
land development	$28,242	72,097	12,409	6,798	2,019	4,503	1,638	-	127,706
Single family
Pass	$27,917	71,607	47,350	25,406	13,323	52,180	102,493	-	340,276
Watch	-	-	-	-	90	372	630	-	1,092
Substandard	-	-	-	-	-	2,664	383	-	3,047
Total single family	$27,917	71,607	47,350	25,406	13,413	55,216	103,506	-	344,415
Single family-Banco de la
Gente non-traditional
Pass	$-	-	-	-	-	15,894	-	-	15,894
Watch	-	-	-	-	-	381	-	-	381
Substandard	-	-	-	-	-	2,113	-	-	2,113
Total Banco de la Gente
non-traditional	$-	-	-	-	-	18,388	-	-	18,388
Commercial
Pass	$34,136	110,380	81,144	69,611	30,713	96,897	1,610	-	424,491
Watch	235	-	-	117	-	5,015	-	-	5,367
Substandard	-	-	-	412	-	-	-	-	412
Total commercial	$34,371	110,380	81,144	70,140	30,713	101,912	1,610	-	430,270
Multifamily and farmland
Pass	$7,921	13,464	22,026	6,789	3,245	10,056	620	-	64,121
Watch	-	-	-	-	-	112	-	-	112
Substandard	-	-	-	-	-	80	-	-	80
Total multifamily and
farmland	$7,921	13,464	22,026	6,789	3,245	10,248	620	-	64,313
Total real estate loans	$98,451	267,548	162,929	109,133	49,390	190,267	107,374	-	985,092
Loans not secured by real estate
Commercial
Pass	$7,370	15,184	4,335	3,193	2,630	12,973	21,663	-	67,348
Watch	-	85	-	-	81	110	1,081	-	1,357
Substandard	33	-	-	-	-	-	-	-	33
Total Commercial	$7,403	15,269	4,335	3,193	2,711	13,083	22,744	-	68,738
Farm
Pass	$202	46	91	-	11	53	171	-	574
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$202	46	91	-	11	53	171	-	574
Consumer
Pass	$2,603	1,558	484	253	84	67	2,624	-	7,673
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	3	-	-	-	4	-	7
Total consumer	$2,603	1,558	487	253	84	67	2,628	-	7,680
All other
Pass	$1,074	6,455	498	433	648	4,030	2,812	-	15,950
Watch	-	-	-	-	-	75	64	-	139
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$1,074	6,455	498	433	648	4,105	2,876	-	16,089
Total loans not secured
by real estate	$11,282	23,328	5,411	3,879	3,454	17,308	28,419	-	93,081
Total loans	$109,733	290,876	168,340	113,012	52,844	207,575	135,793	-	1,078,173
Current period gross charge-offs	$-	87	104	21	1	366	-	-	579

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2023 and 2022 is as follows:

For the three months ended September 30, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,127	5,402,048	$0.76
Effect of dilutive securities:
Restricted stock units - unvested		19,070
Shares held in deferred comp plan by deferred compensation trust		166,168
Diluted earnings per share	$4,127	5,587,286	$0.74

For the nine months ended September 30, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$12,106	5,442,788	$2.22
Effect of dilutive securities:
Restricted stock units - unvested		18,899
Shares held in deferred comp plan by deferred compensation trust		168,099
Diluted earnings per share	$12,106	5,629,786	$2.15

For the three months ended September 30, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,307	5,473,443	$0.96
Effect of dilutive securities:
Restricted stock units - unvested		17,188
Shares held in deferred comp plan by deferred compensation trust		166,937
Diluted earnings per share	$5,307	5,657,568	$0.93

For the nine months ended September 30, 2022
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$11,976	5,484,063	$2.18
Effect of dilutive securities:
Restricted stock units - unvested		15,090
Shares held in deferred comp plan by deferred compensation trust		165,041
Diluted earnings per share	$11,976	5,664,194	$2.11

(5)	Fair Value

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)
	September 30, 2023
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$9,838	-	9,838	-
U.S. Government sponsored enterprises	10,745	-	10,745	-
Mortgage-backed securities	259,867	-	259,867	-
State and political subdivisions	98,344	-	98,344	-
Mutual funds held in deferred compensation trust	1,850	-	1,850

(Dollars in thousands)
	December 31, 2022
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$9,814	-	9,814	-
U.S. Government sponsored enterprises	11,539	-	11,539	-
Mortgage-backed securities	273,838	-	273,838	-
State and political subdivisions	150,203	-	150,203	-
Mutual funds held in deferred compensation trust	1,327	-	1,327

The fair value measurements for mortgage loans held for sale and individually evaluated loans on a non-recurring basis at September 30, 2023 and December 31, 2022 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for impaired loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements September 30, 2023	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$1,848	-	-	1,848
Individually evaluated loans	-	-	-	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2022	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Mortgage loans held for sale	$211	-	-	211
Impaired loans	14,694	-	-	14,694

(Dollars in thousands)
	Fair Value September 30, 2023	Fair Value December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Mortgage loans held for sale	$1,848	211	Rate lock commitment	N/A	N/A
Individually evaluated loans	-	14,694	Appraised value and discounted cash flows	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at September 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,619	76,619	-	-	76,619
Investment securities available for sale	378,794	-	378,794	-	378,794
Other investments	2,900	-	-	2,900	2,900
Mortgage loans held for sale	1,848	-	-	1,848	1,848
Loans, net	1,067,888	-	-	1,053,008	1,053,008
Mutual funds held in deferred compensation trust	1,850	-	1,850	-	1,850

Liabilities:
Deposits	$1,380,768	-	-	1,384,977	1,384,977
Securities sold under agreements to repurchase	83,024	-	83,024	-	83,024
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$71,596	71,596	-	-	71,596
Investment securities available for sale	445,394	-	445,394	-	445,394
Other investments	2,656	-	-	2,656	2,656
Mortgage loans held for sale	211	-	-	211	211
Loans, net	1,022,114	-	-	998,587	998,587
Mutual funds held in deferred compensation trust	1,327	-	1,327	-	1,327

Liabilities:
Deposits	$1,435,215	-	-	1,434,871	1,434,871
Securities sold under agreements to repurchase	47,688	-	47,688	-	47,688
Junior subordinated debentures	15,464	-	15,464	-	15,464

(6)	Leases

As of September 30, 2023, the Bank had operating right of use assets of $4.9 million and operating lease liabilities of $5.0 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of September 30, 2023 and 2022.

(Dollars in thousands)
	September 30, 2023	September 30, 2022

Operating lease cost	$605	$617

Other information:
Cash paid for amounts included in the measurement of lease liabilities	583	605
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	370	1,726
Weighted-average remaining lease term - operating leases	8.61	9.01
Weighted-average discount rate - operating leases	2.71%	2.30%

The following table presents lease maturities as of September 30, 2023.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	September 30, 2023

2023	$203
2024	819
2025	773
2026	650
2027	612
Thereafter	2,625
Total	5,682
Less: Imputed Interest	(680)
Operating Lease Liability	$5,002

(7)	Reportable Segments

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended September 30, 2023
Interest income	$18,297	$-	$9	$18,306
Interest expense	4,681	-	285	4,966
Net interest income	13,616	-	(276)	13,340
Provision for credit losses	562	-	-	562
Noninterest income	3,989	-	-	3,989
Appraisal management fee income	-	2,785	-	2,785
Noninterest expense	11,515	401	157	12,073
Appraisal management fee expense	-	2,182	-	2,182
Income tax expense (benefit)	1,215	46	(91)	1,170
Net income (loss)	$4,313	$156	$(342)	$4,127
Total assets	$1,601,541	$3,713	$2,010	$1,607,264
As of and for the three months ended September 30, 2022
Interest income	$14,606	$-	$5	$14,611
Interest expense	671	-	147	818
Net interest income	13,935	-	(142)	13,793
Provision for loan losses	408	-	-	408
Noninterest income	4,080	2	-	4,082
Appraisal management fee income	-	2,711	-	2,711
Noninterest expense	10,607	538	159	11,304
Appraisal management fee expense	-	2,151	-	2,151
Income tax expense (benefit)	1,473	6	(63)	1,416
Net income (loss)	$5,527	$18	$(238)	$5,307
Total assets	$1,670,896	$3,298	$2,096	$1,676,290
As of and for the nine months ended September 30, 2023
Interest income	$52,680	$-	$26	$52,706
Interest expense	10,466	-	791	11,257
Net interest income	42,214	-	(765)	41,449
Provision for credit losses	1,161	-	-	1,161
Noninterest income	9,318	-	-	9,318
Appraisal management fee income	-	7,469	-	7,469
Noninterest expense	34,118	1,094	483	35,695
Appraisal management fee expense	-	5,881	-	5,881
Income tax expense (benefit)	3,541	114	(262)	3,393
Net income (loss)	$12,712	$380	$(986)	$12,106
Total assets	$1,601,541	$3,713	$2,010	$1,607,264
As of and for the nine months ended September 30, 2022
Interest income	$37,921	$-	$11	$37,932
Interest expense	1,801	-	324	2,125
Net interest income	36,120	-	(313)	35,807
Provision for loan losses	889	-	-	889
Noninterest income	11,497	14	-	11,511
Appraisal management fee income	-	9,656	-	9,656
Noninterest expense	31,518	1,360	481	33,359
Appraisal management fee expense	-	7,680	-	7,680
Income tax expense (benefit)	3,091	146	(167)	3,070
Net income (loss)	$12,119	$484	$(627)	$11,976
Total assets	$1,670,896	$3,298	$2,096	$1,676,290

(8)	Subsequent Events

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

Prior to the COVID-19 pandemic, economic conditions, while not as robust as the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. Subsequently, continuing supply-chain disruption and rising inflation has caused the Federal Reserve Federal Open Market Committee (“FOMC”) to increase the target federal funds rate 500 basis points since March 1, 2022 to a range of 5.25% to 5.50% at September 30, 2023.

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

Results of Operations

Summary. Net earnings were $4.1 million or $0.76 per share and $0.74 per diluted share for the three months ended September 30, 2023, as compared to $5.3 million or $0.96 per share and $0.93 per diluted share for the prior year period. The decrease in third quarter net earnings is primarily the result of a decrease in net interest income, an increase in the provision for credit losses and an increase in non-interest expense, compared to the prior year period, as discussed below.

Net earnings were $12.1 million or $2.22 per share and $2.15 per diluted share for the nine months ended September 30, 2023, as compared to $12.0 million or $2.18 per share and $2.11 per diluted share for the prior year period. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income, which was partially offset by a decrease in non-interest income, an increase in non-interest expense and an increase in the provision for credit losses, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.01% for the nine months ended September 30, 2023, compared to 0.96% for the same period one year ago, and annualized return on average shareholders’ equity was 13.97% for the nine months ended September 30, 2023, compared to 12.53% for the same period one year ago.

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

Net interest income was $13.3 million for the three months ended September 30, 2023, compared to $13.8 million for the three months ended September 30, 2022. The decrease in net interest income is due to a $4.1 million increase in interest expense, partially offset by a $3.7 million increase in interest income. The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities. The increase in interest income is due to a $3.1 million increase in interest income and fees on loans and a $895,000 increase in interest income on investment securities, which were partially offset by a $294,000 decrease in interest income on balances due from banks. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $54,000 decrease in fee income on SBA PPP loans. The increase in interest income on investment securities is primarily due to higher yields on securities purchased during the third and fourth quarter of 2022. The decrease in interest income on balances due from banks is primarily due to a reduction in balances outstanding.

Interest income was $18.3 million for the three months ended September 30, 2023, compared to $14.6 million for the three months ended September 30, 2022. The increase in interest income is due to a $3.1 million increase in interest income and fees on loans and a $895,000 increase in interest income on investment securities, which were partially offset by a $294,000 decrease in interest income on balances due from banks. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $54,000 decrease in fee income on SBA PPP loans. The increase in interest income on investment securities is primarily due to higher yields on securities purchased during the third and fourth quarter of 2022. The decrease in interest income on balances due from banks is primarily due to a reduction in balances outstanding. The Bank recognized zero and $54,000 of PPP loan fee income for the three months ended September 30, 2023 and the three months ended September 30, 2022, respectively. During the three months ended September 30, 2023, average loans were $1.1 billion, an increase of $92.5 million from average loans of $971.6 million for the three months ended September 30, 2022. During the three months ended September 30, 2023, average PPP loans were zero, compared to average PPP loans of $739,000 for the three months ended September 30, 2022. During the three months ended September 30, 2023, average investment securities available for sale were $448.0 million, a decrease of $42.6 million from average investment securities available for sale of $490.6 million for the three months ended September 30, 2022. The average yield on loans for the three months ended September 30, 2023 and 2022 was 5.27% and 4.51%, respectively. The average yield on investment securities available for sale was 3.15% and 2.23% for the three months ended September 30, 2023 and 2022, respectively. The average yield on earning assets was 4.65% and 3.59% for the three months ended September 30, 2023 and 2022, respectively.

Interest expense was $5.0 million for the three months ended September 30, 2023, compared to $818,000 for the three months ended September 30, 2022. The increase in interest expense is primarily due to an increase in rates paid on interest-bearing liabilities and an increase in time deposits. During the three months ended September 30, 2023, average interest-bearing non-maturity deposits were $652.7 million, a decrease of $191.1 million from average interest-bearing non-maturity deposits of $843.8 million for the three months ended September 30, 2022. During the three months ended September 30, 2023, average certificates of deposit were $268.7 million, an increase of $168.8 million from average certificates of deposit of $99.9 million for the three months ended September 30, 2022. The average rate paid on interest-bearing checking and savings accounts was 1.06% and 0.23% for the three months ended September 30, 2023 and 2022, respectively. The average rate paid on certificates of deposit was 3.71% for the three months ended September 30, 2023, compared to 0.53% for the same period one year ago. The average rate paid on interest-bearing liabilities was 1.92% for the three months ended September 30, 2023, compared to 0.33% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2023 and 2022. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended September 30, 2023 and 2022 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,064,135	$14,145	5.27%	$971,592	$11,051	4.51%
Investments - taxable	305,405	2,767	3.59%	357,269	2,074	2.30%
Investments - nontaxable*	145,820	794	2.16%	136,587	687	2.00%
Due from banks	45,938	606	5.23%	158,680	899	2.25%

Total interest-earning assets	1,561,298	18,312	4.65%	1,624,128	14,711	3.59%

Non-interest earning assets:
Cash and due from banks	34,105			37,514
Allowance for credit losses	(9,731)			(9,785)
Other assets	17,127			34,290

Total assets	$1,602,799			$1,686,147

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$652,739	$1,752	1.06%	$843,798	$494	0.23%
Time deposits	268,670	2,512	3.71%	99,889	134	0.53%
Junior subordinated debentures	15,464	284	7.29%	15,464	146	3.75%
Other	87,117	418	1.90%	37,965	44	0.46%

Total interest-bearing liabilities	1,023,990	4,966	1.92%	997,116	818	0.33%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	451,842			562,979
Other liabilities	15,440			11,763
Shareholders' equity	111,527			114,289

Total liabilities and shareholders' equity	$1,602,799			$1,686,147

Net interest spread		$13,346	2.73%		$13,893	3.26%

Net yield on interest-earning assets			3.39%			3.39%

Taxable equivalent adjustment Investment securities		$6			$100

Net interest income		$13,340			$13,793

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $11.6 million in 2023 and $13.0 million in 2022.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

Year-to-date net interest income was $41.4 million for the nine months ended September 30, 2023, compared to $35.8 million for the nine months ended September 30, 2022. The increase in net interest income is due to a $14.8 million increase in interest income, partially offset by a $9.1 million increase in interest expense. The increase in interest income is due to a $10.0 million increase in interest income and fees on loans, a $53,000 increase in interest income on balances due from banks and a $4.8 million increase in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $893,000 decrease in fee income on SBA PPP loans. The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve. The increase in interest income on investment securities is primarily due to higher yields on securities purchased after June 30, 2022. The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities.

Interest income was $52.7 million for the nine months ended September 30, 2023, compared to $37.9 million for the nine months ended September 30, 2022. The increase in interest income is due to a $10.0 million increase in interest income and fees on loans, a $53,000 increase in interest income on balances due from banks and a $4.8 million increase in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve, partially offset by a $893,000 decrease in fee income on SBA PPP loans. The increase in interest income on balances due from banks is primarily due to rate increases by the Federal Reserve. The increase in interest income on investment securities is primarily due to higher yields on securities purchased after June 30, 2022. The Bank recognized zero and $893,000 of PPP loan fee income for the nine months ended September 30, 2023 and the nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2023, average loans were $1.1 billion, an increase of $127.4 million from average loans of $925.2 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, average PPP loans were zero, compared to average PPP loans of $9.1 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, average investment securities available for sale were $458.2 million, an increase of $4.8 million from average investment securities available for sale of $453.4 million for the nine months ended September 30, 2022. The average yield on loans for the nine months ended September 30, 2023 and 2022 was 5.17% and 4.44%, respectively. The average yield on investment securities available for sale was 3.05% and 1.75% for the nine months ended September 30, 2023 and 2022, respectively. The average yield on earning assets was 4.54% and 3.20% for the nine months ended September 30, 2023 and 2022, respectively.

Interest expense was $11.3 million for the nine months ended September 30, 2023, compared to $2.1 million for the nine months ended September 30, 2022. The increase in interest expense is primarily due to an increase in rates paid on interest-bearing liabilities and an increase in certificates of deposit. During the nine months ended September 30, 2023, average interest-bearing non-maturity deposits were $710.0 million, a decrease of $112.3 million from average interest-bearing non-maturity deposits of $822.3 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, average certificates of deposit were $198.3 million, an increase of $97.7 million from average certificates of deposit of $100.6 million for the nine months ended September 30, 2022. The average rate paid on interest-bearing checking and savings accounts was 0.92% and 0.21% for the nine months ended September 30, 2023 and 2022, respectively. The average rate paid on certificates of deposit was 3.15% for the nine months ended September 30, 2023, compared to 0.56% for the same period one year ago. The average rate paid on interest-bearing liabilities was 1.53% for the nine months ended September 30, 2023, compared to 0.29% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2023 and 2022. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2023 and 2022 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,064,135	$14,145	5.27%	$971,592	$11,051	4.51%
Investments - taxable	305,405	2,767	3.59%	357,269	2,074	2.30%
Investments - nontaxable*	145,820	794	2.16%	136,587	687	2.00%
Due from banks	45,938	606	5.23%	158,680	899	2.25%

Total interest-earning assets	1,561,298	18,312	4.65%	1,624,128	14,711	3.59%

Non-interest earning assets:
Cash and due from banks	34,105			37,514
Allowance for credit losses	(9,731)			(9,785)
Other assets	17,127			34,290

Total assets	$1,602,799			$1,686,147

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$652,739	$1,752	1.06%	$843,798	$494	0.23%
Time deposits	268,670	2,512	3.71%	99,889	134	0.53%
Junior subordinated debentures	15,464	284	7.29%	15,464	146	3.75%
Other	87,117	418	1.90%	37,965	44	0.46%

Total interest-bearing liabilities	1,023,990	4,966	1.92%	997,116	818	0.33%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	451,842			562,979
Other liabilities	15,440			11,763
Shareholders' equity	111,527			114,289

Total liabilities and shareholders' equity	$1,602,799			$1,686,147

Net interest spread		$13,346	2.73%		$13,893	3.26%

Net yield on interest-earning assets			3.39%			3.39%

Taxable equivalent adjustment Investment securities		$6			$100

Net interest income		$13,340			$13,793

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $11.6 million in 2023 and $13.0 million in 2022. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended September 30, 2023 compared to three months ended September 30, 2022			Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$1,141	1,953	3,094	4,577	5,391	9,968
Investments - taxable	(385)	1,078	693	(27)	4,114	4,087
Investments - nontaxable	48	59	107	91	362	453
Due from banks	(1,063)	770	(293)	(3,873)	3,926	53
Total interest income	(259)	3,860	3,601	768	13,793	14,561

Interest expense:
Interest-bearing demand, MMDA & savings deposits	(312)	1,570	1,258	(473)	4,098	3,625
Time deposits	902	1,476	2,378	1,353	2,892	4,245
Junior subordinated debentures	-	138	138	-	467	467
Other	146	228	374	215	580	795
Total interest expense	736	3,412	4,148	1,095	8,037	9,132
Net interest income	$(995)	448	(547)	(327)	5,756	5,429

Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2023 was $562,000, compared to $408,000 for the three months ended September 30, 2022. The increase in the provision for credit losses is primarily attributable to an increase in loan balances and in qualitative adjustments for economic conditions and other factors at September 30, 2023, compared to September 30, 2022. The provision for credit losses for the three months ended September 30, 2023 includes a $127,000 credit to the provision on unfunded commitments.

The provision for credit losses for the nine months ended September 30, 2023 was $1.2 million, compared to $889,000 for the nine months ended September 30, 2022. The increase in the provision for credit losses is primarily attributable to an increase in loan balances and in qualitative adjustments for economic conditions and other factors at September 30, 2023, compared to September 30, 2022. The provision for credit losses for the nine months ended September 30, 2023 includes a $146,000 credit to the provision on unfunded commitments.

Non-Interest Income. Total non-interest income was $6.8 million for the three months ended September 30, 2023 and September 30, 2022.

Non-interest income was $16.8 million for the nine months ended September 30, 2023, compared to $21.2 million for the nine months ended September 30, 2022. The decrease in non-interest income is primarily attributable to a $2.5 million net loss on the sale of securities and a $2.2 million decrease in appraisal management fee income due to a decrease in appraisal volume related to national trends in real estate purchases, which were partially offset by a $382,000 increase in miscellaneous non-interest income primarily due to an increase in deferred compensation income due to an increase in valuations for the assets in the deferred compensation plan. The securities sales referenced above were executed in January and February 2023 to reduce risk in the investment portfolio, at a time when favorable sale conditions had developed for municipal securities. These sales also provided the Bank with more flexibility to support loan growth and reduce the need for other borrowings.

Non-Interest Expense. Total non-interest expense was $14.3 million for the three months ended September 30, 2023, compared to $13.5 million for the three months ended September 30, 2022. The increase in non-interest expense is primarily attributable to a $545,000 increase in salaries and employee benefits expense primarily due to a reduction in the amortization of loan origination costs, which was partially offset by a $164,000 increase in debit card expense and a $65,000 increase in FDIC insurance expense.

Non-interest expense was $41.6 million for the nine months ended September 30, 2023, compared to $41.0 million for the nine months ended September 30, 2022. The increase in non-interest expense is primarily attributable to a $1.0 million increase in salaries and employee benefits expense primarily due to a reduction in the amortization of loan origination costs and an increase in supplemental retirement plan expense, and a $802,000 increase in other non-interest expenses primarily due to an increase in deferred compensation expense due to an increase in valuations for the assets in the deferred compensation plan, which were partially offset by a $1.8 million decrease in appraisal management fee expense due to a decrease in appraisal volume related to national trends in real estate purchases.

Income Taxes. Income tax expense was $1.2 million for the three months ended September 30, 2023, compared to $1.4 million for the three months ended September 30, 2022. The effective tax rate was 22.09% for the three months ended September 30, 2023, compared to 21.06% for the three months ended September 30, 2022. Income tax expense was $3.4 million for the nine months ended September 30, 2023, compared to $3.1 million for the nine months ended September 30, 2022. The effective tax rate was 21.89% for the nine months ended September 30, 2023, compared to 20.40% for the nine months ended September 30, 2022. The increase in the effective tax rate is primarily due to a reduction in non-taxable investments.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $378.8 million as of September 30, 2023, compared to $445.4 million as of December 31, 2022. Average investment securities available for sale for the nine months ended September 30, 2023 were $458.2 million, compared to $467.5 million for the year ended December 31, 2022.

Loans. Total loans were $1.1 billion as of September 30, 2023, compared to $1.0 billion as of December 31, 2022. Average loans represented 68% and 59% of average earning assets for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

The Bank had $1.8 million and $211,000 in mortgage loans held for sale as of September 30, 2023 and December 31, 2022, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2023, the Bank had $107.1 million in residential mortgage loans, $103.1 million in home equity loans and $644.6 million in commercial mortgage loans, which include $493.6 million secured by commercial property and $151.0 million secured by residential property. Residential mortgage loans at September 30, 2023 include $18.4 million in non-traditional mortgage loans from the former Banco division of the Bank. At December 31, 2022, the Bank had $101.5 million in residential mortgage loans, $101.1 million in home equity loans and $610.0 million in commercial mortgage loans, which include $472.3 million secured by commercial property and $137.7 million secured by residential property. Residential mortgage loans include $20.0 million in non-traditional mortgage loans from the former Banco division of the Bank. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization

Allowance for Credit Losses (ACL). The allowance for credit losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed.

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of September 30, 2023. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a WARM methodology.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate. The Company did not have any loans evaluated on an individual basis at September 30, 2023.

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

Beginning December 31, 2012, certain mortgage loans from the former Banco division of the Bank were, prior to the adoption of CECL, analyzed separately from other single-family residential loans in the Bank’s loan portfolio. These loans are first mortgage loans made to the Latino market, primarily in Mecklenburg, North Carolina and surrounding counties. These loans are non-traditional mortgages in that the customer normally did not have a credit history, so all credit information was accumulated by the loan officers. These loans are included in the single-family residential loan pool in the Company's CECL model. The Company did not have any loans evaluated on an individual basis at 38 September 30, 2023.

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

Non-performing Assets. Non-performing assets were $3.7 million or 0.23% of total assets at September 30, 2023 and December 31, 2022. Non-accrual loans were $3.6 million at September 30, 2023 and $3.7 million at December 31, 2022. As a percentage of total loans outstanding, non-accrual loans were 0.34% and 0.36% at September 30, 2023 and December 31, 2022, respectively. Non-performing assets include $3.6 million in commercial and residential mortgage loans and $134,000 in other loans at September 30, 2023, compared to $3.7 million in commercial and residential mortgage loans and $9,000 in other loans at December 31, 2022. The Bank had $99,000 in loans 90 days past due and still accruing at September 30, 2023, compared to zero at December 31, 2022. The Bank had no other real estate owned at September 30, 2023 and December 31, 2022.

Deposits. Total deposits were $1.4 billion at September 30, 2023 and December 31, 2022. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.2 billion at September 30, 2023, compared to $1.4 billion at December 31, 2022. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of more than $250,000 totaled $137.7 million at September 30, 2023, compared to $31.0 million at December 31, 2022. Other time deposits totaled $165.4 million at September 30, 2023, compared to $67.0 million at December 31, 2022. The increases in certificates of deposit in amounts of more than $250,000 and other time deposits are primarily due to promotional rates offered on select certificate of deposit products during the nine months ended September 30, 2023.

Estimated uninsured deposits totaled $376.6 million, or 27.27% of total deposits, at September 30, 2023, compared to $439.8 million, or 30.64% of total deposits, at December 31, 2022. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at September 30, 2023.

Borrowed Funds. There were no FHLB borrowings outstanding at September 30, 2023 and December 31, 2022. Securities sold under agreements to repurchase were $83.0 million at September 30, 2023, compared to $47.7 million at December 31, 2022. The increase in securities sold under agreements to repurchase is primarily due to customers that transferred funds from deposits to securities sold under agreements to repurchase during the nine months ended September 30, 2023.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at September 30, 2023 and December 31, 2022.

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

The trust preferred securities issued by PEBK Trust II accrue and pay interest quarterly at a floating rate of three-month United States Secured Overnight Financing Rate (SOFR) plus 189 basis points. The Company has guaranteed distributions and other payments due on the trust preferred securities. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

These trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 28, 2036. The Company has the right to redeem the debentures purchased by PEBK Trust II, in whole or in part, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount plus any accrued but unpaid interest.

Prior to September 15, 2023, the trust preferred securities accrued and paid interest quarterly at a floating rate of three-month LIBOR plus 163 basis points. The one-week and two-month U.S. dollar-denominated (USD) LIBOR rates ceased to be published after December 31, 2021. The overnight, one-month, three-month, nine-month, and 12-month USD LIBOR rates ceased to be published after June 30, 2023. Effective September 15, 2023, the trust preferred securities accrue and pay interest quarterly at a floating rate of three-month SOFR plus 189 basis points, including a 26 basis point credit spread adjustment.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2023 totaled $1.6 billion, exceeding average rate sensitive liabilities of $985.9 million by $567.8 million.

The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of September 30, 2023.

Included in the rate sensitive assets are $178.2 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. The Company utilizes interest rate floors on certain variable rate loans to protect against downward movements in the prime rate. At September 30, 2023, the Company had $114.8 million in loans with interest rate floors. No floors were in effect on these loans at September 30, 2023.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2023, such unfunded commitments to extend credit were $397.3 million, while commitments in the form of standby letters of credit totaled $4.3 million. As of December 31, 2022, such unfunded commitments to extend credit were $382.7 million, while commitments in the form of standby letters of credit totaled $4.4 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2023, the Bank’s core deposits, a non-GAAP measure, totaled $1.2 billion, or 90.03% of total deposits. As of December 31, 2022, the Bank’s core deposits totaled $1.4 billion, or 97.84% of total deposits.

The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Bank’s ratio of wholesale funding to total assets was 1.86% and 0.92% as of September 30, 2023 and December 31, 2022, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at September 30, 2023 and December 31, 2022. At September 30, 2023, the carrying value of loans pledged as collateral to the FHLB totaled $196.4 million compared to $149.4 million at December 31, 2022. The remaining availability under the line of credit with the FHLB was $121.0 million at September 30, 2023 compared to $86.5 million at December 31, 2022. The Bank had no borrowings from the FRB at September 30, 2023 or December 31, 2022. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2023, the carrying value of loans pledged as collateral to the FRB totaled $598.9 million compared to $585.0 million at December 31, 2022. Availability under the line of credit with the FRB was $437.9 million and $445.1 million at September 30, 2023 and December 31, 2022, respectively. The Bank has completed the necessary steps in order to access the FRB’s Bank Term Funding Program (“BTFP”), should it wish to do so at any time in the future. The Bank has not pledged any collateral to the BTFP as of September 30, 2023.

The Bank also had the ability to borrow up to $90.5 million for the purchase of overnight federal funds from four correspondent financial institutions as of September 30, 2023.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 24.38% at September 30, 2023 and 30.32% at December 31, 2022. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2023 and December 31, 2022.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit.

Capital Resources. Shareholders’ equity was $107.4 million, or 6.68% of total assets, at September 30, 2023, compared to $105.2 million, or 6.49% of total assets, at December 31, 2022.

Annualized return on average equity for the nine months ended September 30, 2023 was 13.97%, compared to 12.53% for the nine months ended September 30, 2022. Total cash dividends paid on common stock were $4.1 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively.

In March of 2023, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company has repurchased approximately $1.7 million, or 87,222 shares of its common stock, under this stock repurchase program as of September 30, 2023.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at September 30, 2023 and December 31, 2022. The Company’s Tier 1 capital ratio was 13.66% and 13.21% at September 30, 2023 and December 31, 2022, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 14.64% and 14.04% at September 30, 2023 and December 31, 2022, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 12.48% and 12.03% at September 30, 2023 and December 31, 2022, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.52% and 9.82% at September 30, 2023 and December 31, 2022, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.55% and 13.10% at September 30, 2023 and December 31, 2022, respectively. The total risk-based capital ratio for the Bank was 14.53% and 13.93% at September 30, 2023 and December 31, 2022, respectively. The Bank’s common equity Tier 1 capital ratio was 13.55% and 13.10% at September 30, 2023 and December 31, 2022, respectively. The Bank’s Tier 1 leverage capital ratio was 10.36% and 9.68% at September 30, 2023 and December 31, 2022, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1 - 31, 2023	1,701	$21.45	-	$1,167,354

August 1 - 31, 2023	25,000	$20.21	25,000	$662,198

September 1 - 30, 2023	16,850	$20.97	16,000	$327,222

Total	43,551	$20.55	41,000

(1)

The Company purchased 2,551 shares on the open market in the three months ended September 30, 2023 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2)	Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3)	Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in March 2023 and expires in March 2024.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

The below event occurred within four business days of the filing date of this report and as such, the Company is disclosing the occurrence of the event under this Item 5. Other Information, instead of a separate Current Report on Form 8-K:

Item 1.01 – Entry into a Material Definitive Agreement

Item 5.02 – Departure of Directors or Certain Officers, Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On October 19, 2023, the Compensation Committee of the Board of Directors of the Company adopted, and the Board ratified, the Excess Incentive-Based Compensation Recovery Policy (the “Clawback Policy”) in compliance with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in The Nasdaq Stock Market, LLC Listing Rule 5608 (the “Final Clawback Rules”). The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement to correct a material error, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from the Covered Officers erroneously awarded compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement to correct a material error. On November 1, 2023, the Company entered into a First Amendment to Employment Agreement with each of its named executive officers: Lance A. Sellers, President and Chief Executive Officer; Jeffrey N. Hooper, Executive Vice President and Chief Financial Officer; and William D. Cable, Sr., Executive Vice President and Chief Operating Officer for the purposes of implementing compliance by each of the executives with the Clawback Policy. A copy of the form of First Amendment to Employment Agreement is attached hereto as Exhibit (10)(i) and incorporated herein by reference.

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

Exhibit (10)(i)

First Amendment to Employment Agreement with each of the Company’s named executive officers: Lance A. Sellers, President and Chief Executive Officer; Jeffrey N. Hooper, Executive Vice President and Chief Financial Officer; and William D. Cable, Sr., Executive Vice President and Chief Operating Officer

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2023, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 7, 2023	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

November 7, 2023	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

