Form 10-K
period 2023-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2024-03-07
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $82,440,908 based on the closing price of such common stock on June 30, 2023, which was $18.17 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

5,455,999 shares of common stock, outstanding at February 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. (the “Company”) for the year ended December 31, 2023 (the “Annual Report”), which will be included as Appendix A to the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 2, 2024 (the “Proxy Statement”), are incorporated by reference into Part II and filed as Exhibit 13 to this Form 10-K.

Portions of the Company’s Proxy Statement to be filed pursuant to Regulation 14A, are incorporated by reference into Part III.  The Proxy Statement will be filed on or before April 30, 2024.

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

PART I

ITEM 1. BUSINESS

General Business

Peoples Bancorp of North Carolina, Inc. (the “Company”), was formed in 1999 to serve as the holding company for Peoples Bank (the “Bank”). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s principal source of income is dividends declared and paid by the Bank on its capital stock, if any. The Company has no operations and conducts no business of its own other than owning the Bank and PEBK Capital Trust II. Accordingly, the discussion of the business which follows primarily concerns the business conducted by the Bank. Our principal executive offices are located at 518 West C Street, Newton, North Carolina, 28658, and our telephone number is (828) 464-5620.

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 17 banking offices, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Huntersville, Mooresville, Raleigh, and Cary, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem North Carolina. The Company’s fiscal year ends December 31. At December 31, 2023, the Company had total assets of $1.6 billion, net loans of $1.1 billion, deposits of $1.4 billion, total securities of $394.8 million, and shareholders’ equity of $121.0 million.

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

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately variable rate and fixed rate commercial property loans, which include residential development loans to commercial customers. Commercial loans are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. The majority of the Bank’s deposit and loan customers are individuals and small-to medium-sized businesses located in the Bank’s market area. The Bank’s loan portfolio also includes Individual Taxpayer Identification Number (ITIN) mortgage loans generated through the Bank’s former Banco offices. Additional discussion of the Bank’s loan portfolio and sources of funds for loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-19 of the Annual Report, which is included in this Form 10-K as Exhibit (13).

The operations of the Bank are significantly influenced by general economic conditions and by related monetary and fiscal policies of the Company and the Bank’s regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”).

At December 31, 2023, the Company employed 277 full-time employees and 15 part-time employees, which equated to 285 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company. At December 31, 2023, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC. Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services. CBRES serves as a “clearing-house” for appraisal services for community banks. Other banks are able to contract with CBRES to find and engage appropriate appraisal companies. As a separate legal entity, CBRES’s services and the appraisal process are conducted independent from the financing process of the Bank. PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and assets obtained in the ordinary course of collecting debts previously contracted. All of the Bank’s subsidiaries are incorporated in the state of North Carolina.

In June 2006, the Company formed a wholly owned Delaware statutory trust, PEBK Capital Trust II (“PEBK Trust II”), to facilitate the issuance of $20.6 million of trust preferred securities. PEBK Trust II is not included in the consolidated financial statements. The Company redeemed $5.0 million of outstanding trust preferred securities in 2019. Prior to September 15, 2023, the trust preferred securities accrued and paid interest quarterly at a floating rate of three-month LIBOR plus 163 basis points. The three-month USD LIBOR rate ceased to be published after June 30, 2023. Effective September 15, 2023, the trust preferred securities accrue and pay interest quarterly at a floating rate of three-month Secured Overnight Financing Rate (SOFR) plus 189 basis points, including a 26 basis point credit spread adjustment.

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

The Bank has operated in the Catawba Valley region of North Carolina for over 100 years and is the only financial institution headquartered in Newton, North Carolina. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2023 comparative data, the Bank had 20.01% of the deposits in Catawba County, placing it second in deposit size among a total of 12 banks with branch offices in Catawba County; 16.09% of the deposits in Lincoln County, placing it second in deposit size among a total of nine banks with branch offices in Lincoln County; and 16.57% of the deposits in Alexander County, placing it fourth in deposit size among a total of four banks with branch offices in Alexander County.

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

The Bank’s legal lending limit is set by law and is monitored by the FDIC and the Commissioner. As of December 31, 2023, the Bank’s legal lending limit was $28.0 million (absent fully marketable collateral), and the largest credit relationship was $19.1 million. The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Bank Board. The President/Chief Executive Officer of the Bank has loan authority of up to the legal lending limit of the Bank. As of December 31, 2023, the individual lending authority of the Chief Credit Officer/Executive Vice President was set at $6.5 million.

It is the policy of the Bank to ensure that the Bank Board is fully apprised of the status and critical factors affecting the quality and performance of the loan portfolio. These factors include, but are not limited to: (i) credit underwriting policies and procedures; (ii) results of loan reviews and loan audits; and, (iii) credit concentrations (single borrowers and specific industries).

Management provides the Bank Board with the loan portfolio information as described below:

Monthly:

The following reports are submitted to the Bank Board for review and approval on a monthly basis:

•	Loan Quality/Yield/Growth/Trend Report
•	Risk Grade Report with Details of Loans Risk Graded 5-8
•	Commercial Loan Delinquency
•	New Loans - $250,000 and Greater
•	Comparison on New Loans in Prior Month with Same Month in Prior Year
•	Outstanding Commitments - $500,000 and greater
•	Commitment Pipeline Report – Outstanding commitments of $2,000,000 and greater (pending final approval and/or acceptance by the applicant)
•	Underwriting Exception Report (Commercial, Consumer and Mortgage)
•	Documentation Exception Report (Commercial and Consumer – quarterly comparison with current month)
•	All New Loans for Prior Month – Details

Quarterly:

The following reports are submitted to the Bank Board for review and approval on a quarterly basis:

•	Real Estate Secured Loans with Non-Conforming Loan-To-Value Ratio
•	Status of Other Real Estate Owned
•	Nonaccrual
•	Impaired Loan Report
•	Letters of Credit Outstanding
•	Portfolio Status Report - Detailed analytical report summarizing the composition of the bank's loan portfolio
•	Portfolio Stress Tests
•	Mortgage Report (see Mortgage Policy for complete list of reports)
•	Matured Home Equity Loan Report

Semi-annually:

The following report is submitted to the Bank Board for review and approval on a semi-annual basis:

•	Participation Status Report

Annually:

On an annual basis, the Bank Board:

•	Reviews and approves the Bank’s credit underwriting policies and procedures
•	Reviews findings of the annual independent loan review of borrowing relationships of $1.5 million and greater as well as a periodic sample of commercial relationships with exposures below $1.5 million prepared by an independent loan review company engaged by the Bank
•	Receives information from management detailing all new committed borrowing relationships exceeding $3.0 million and is informed during the year if a borrowing relationship exceeds $2.5 million

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

The Bank Board designates a Primary Investment Officer who is directed to implement the Investment Policy of the Bank in a safe and sound manner. The Primary Investment Officer of the Bank is charged with the responsibility to actively manage the Bank's investment portfolio, in conformity with the preceding objectives and the following approval requirements. Such responsibility includes the purchase and/or disposition of any holding within the investment portfolio up to $8 million and the ability to establish accounts with other depository institutions or investment firms as needed to process investment activity approved under this policy. Any activity over $8 million and less than 20% of the Bank’s capital as defined by accounting principles generally accepted in the United States of America (“GAAP”) must be approved by the ALCO. Transactions exceeding 20% of GAAP capital must be approved by the Bank Board. Also, any sale of securities that will result in a gain of more than $500,000 or a loss before income taxes exceeding the lesser of $250,000 or 2.5% of the current year’s projected net income must be approved by the Bank Board. The Investment Officer may designate certain investment functions to other officers of the Bank and may also seek outside sources for investment advice or periodic appraisals of the portfolio. The Executive Vice President/Chief Financial Officer serves as the Primary Investment Officer.

Human Capital Management

At December 31, 2023, the Company employed 277 full-time employees and 15 part-time employees, which equated to 285 full-time equivalent employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

Oversight of our corporate culture is an important element of our Board of Directors oversight of risk because our people are critical to the success of our corporate strategy. Our Board of Directors sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. Our culture is guided by our guiding principles below:

Our Core Values

-	Employees – We are informed, encouraged, and committed
-	Integrity – We are fair and truthful
-	Exceptional Customer Service – We surpass our customers’ expectation
-	Accountability – We are accountable for our own actions and bank goals
-	Progressive and Positive – We see change as an opportunity
-	Our brand story

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

Capital Adequacy. At December 31, 2023, the Bank exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 10.35%, common equity Tier 1 risk-based capital ratio of 13.83%, Tier 1 risk-based capital ratio of 13.83% and total risk-based capital ratio of 14.85%. At December 31, 2023, the Company also exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 10.51%, common equity Tier 1 risk-based capital ratio of 12.75%, Tier 1 risk-based capital ratio of 13.94% and total risk-based capital ratio of 14.96%.

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

We recognized approximately $745,000, $461,000 and $415,000 in FDIC insurance expense in 2023, 2022, and 2021, respectively. The increase in 2023 is primarily due to the FDIC insurance assessment rate changing from 0.03% to 0.05% effective January 1, 2023.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2023, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted in May 2023.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits established by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral may exceed 15% of the Bank’s total equity capital. At December 31, 2023, this limit was $28.0 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $46.7 million as of December 31, 2023, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Current Expected Credit Loss Accounting Standard. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard related to reserving for credit losses. This standard, referred to as Current Expected Credit Loss (or “CECL”), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets.The Company adopted CECL as of January 1, 2023. Since the adoption of CECL, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of the Bank’s financial assets, including loan receivables and some off-balance sheet credit exposures. Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are primarily locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our market is primarily based in the Catawba Valley region of North Carolina and surrounding communities. Adverse economic conditions within our markets could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates, inflation and other factors could weaken the economies of the communities we serve. While economic growth and business activity has been generally favorable in our market area in recent years, there can be no assurance that economic conditions will recover to pre-pandemic levels, and these conditions could worsen. In addition, unfavorable global economic conditions, including the lingering effects of the COVID-19 pandemic, have had a negative impact on financial markets and could adversely impact our customers, which in turn could lead to lower business activity and higher loan delinquencies. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

Inflation can have an adverse impact on our customers and their ability to repay.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In recent years, there has been a pronounced rise in inflation and the Federal Reserve has raised certain benchmark interest rates in an effort to combat this trend. Our customers may also be affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

We are subject to credit risk and may incur losses if loans are not repaid.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or negative economic conditions could adversely impact the ability of borrowers to repay outstanding loans and the value of the collateral securing these loans. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit losses.

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

Our allowance for credit losses may be insufficient and could therefore reduce earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for credit losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Management believes it has established the allowance in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for credit losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected. For further discussion related to our process for determining the appropriate level of the allowance for credit losses, see “Allowance for Credit Losses” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results and Operation” of the Annual Report, which is included in this Form 10-K as Exhibit (13).

If our non-performing assets increase, our earnings will suffer.

Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, the write down of the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for credit losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Changes in interest rates affect profitability and assets.

Changes in prevailing interest rates may hurt the Bank’s business. The Bank derives its income primarily from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more the Bank earns. When market rates of interest change, and in particular during periods of rapid rate movements as experienced in 2022 and 2023, the interest the Bank receives on its assets and the interest the Bank pays on its liabilities will fluctuate. This can cause decreases in the “spread” and can adversely affect the Bank’s income. Changes in market interest rates could reduce the value of the Bank’s financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money the Bank lends. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. If the Bank is unsuccessful in managing the effects of changes in interest rates, the financial condition and results of operations could suffer.

A small number of large deposit relationships provide a significant level of funding for the Bank.

The Bank’s five largest deposit relationships, including securities sold under agreements to repurchase, amounted to $134.5 million at December 31, 2023. These balances represent 9.10% of total deposits and securities sold under agreements to repurchase combined at December 31, 2023. Total deposits for the five largest relationships referenced above amounted to $108.4 million, or 7.79% of total deposits at December 31, 2023. Total securities sold under agreements to repurchase for the five largest relationships referenced above amounted to $26.2 million, or 30.17% of total securities sold under agreements to repurchase at December 31, 2023. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may not be able to retain or grow our deposit base, which could adversely impact our funding costs.

Like many financial institutions, the Bank relies on customer deposits as its primary source of funding for its lending activities, and the Bank continues to seek customer deposits to maintain this funding base. The Bank’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2023, the Bank had $1.4 billion in deposits. The Bank’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in the Bank or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, the liquidity coverage ratio, etc.), changes in the financial condition of the Bank, or the banking industry in general, and other events which can impact the perceived safety and soundness or economic benefits of bank deposits. Any loss by the Bank of its deposit base could limit its lending ability resulting in lower loan originations, which could have a material adverse effect on the Bank’s business, financial condition and results of operations.

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets and the determination of the level of allowance for credit losses. Changes in the regulations that apply to us, or changes in our compliance with regulations, could have a material impact on our operations.

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

At December 31, 2023, unrealized losses in our available for sale investment securities portfolio totaled $51.3 million. These unrealized losses arose due to changing interest rates and are considered to be temporary; however, in the event that we sell these securities while they are in an unrealized loss position, we will recognize a corresponding loss. In January and February 2023, we sold securities available for sale totaling $53.5 million, which resulted in gross losses of $2.7 million and gross gains of $177,000. In the event that we decide to sell additional securities while they are in an unrealized loss position, we will experience additional losses, which could have a material adverse effect on our earnings and financial condition.

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

The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with two of its top three executives averaging 27 years of service with the Bank. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

Credit losses on investment securities or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issues, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value in the near term. In assessing the future ability of the Company to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Officer is primarily responsible for this cybersecurity component and is a key member of Bank management, reporting directly to the Chief Operating Officer and, as discussed below, periodically to the Bank Board.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our cybersecurity program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence to facilitate and promote program effectiveness. Our Chief Information Officer and our Information Security Officer, report directly to our Chief Operating Officer, along with key members of their teams, who collaborate with peer banks and industry groups to review cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate management committees and Bank Board. The Incident Response Plan is coordinated through the Chief Information Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks. At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. For further discussion of risks from cybersecurity threats, see the section captioned “Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations” and “Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations” in Item 1A. Risk Factors.

Governance

Our Chief Information Officer and Information Security Officer, along with their departments, are accountable for managing our enterprise information security and delivering our information security program. Their responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. Their departments, as a whole, consists of information security professionals with varying degrees of education and experience. Certain individuals within their departments are generally subject to professional education and certification requirements. In particular, our Chief Information Officer and Information Security Officer have relevant expertise in the areas of information security and cybersecurity risk management.

The Bank’s Technology Steering Committee provides oversight and governance of the Bank’s technology program and the information security program. Members of this committee include executive management, our Chief Information Officer, and our Information Security Officer. This committee meets monthly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. The Chief Operating Officer regularly reports summaries of key issues that would include cybersecurity incidents or other related information from the Technology Steering Committee to the Bank Board.

The Bank Board is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Officer and our Information Security Officer provide reports to the Bank Board, at least annually, regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Bank Board reviews and approves our information security and technology policies annually.

ITEM 2. PROPERTIES

At December 31, 2023, the Company and the Bank conducted their business from their headquarters office in Newton, North Carolina and the Bank’s 17 branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Huntersville, Mooresville, Raleigh and Cary, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2023.

Owned	Leased

Corporate Office

518 West C Street

Newton, North Carolina 28658

420 West A Street

Newton, North Carolina 28658

213 1st Street, West

Conover, North Carolina 28613

3261 East Main Street

Claremont, North Carolina 28610

6125 Highway 16 South

Denver, North Carolina 28037

5153 N.C. Highway 90E

Hiddenite, North Carolina 28636

200 Island Ford Road

Maiden, North Carolina 28650

3310 Springs Road NE

Hickory, North Carolina 28601

142 South Highway 16

Denver, North Carolina 28037

106 North Main Street

Catawba, North Carolina 28609

2050 Catawba Valley Boulevard

Hickory, North Carolina 28601

163 Plantation Ridge Drive

Mooresville, North Carolina 28117

1910 East Main Street

Lincolnton, North Carolina 28092

1333 2nd Street NE

Hickory, North Carolina 28601

6350 South Boulevard

Charlotte, North Carolina 28217

3752/3754 Highway 16 North

Denver, North Carolina 28037

9617 Holly Point Drive

Huntersville, NC 28078

4000 Westchase Boulevard

Suite 100

Raleigh, North Carolina 27607

1117 Parkside Main Street

Cary, North Carolina 27519

13840 Ballantyne Corporate Place

Suite 150

Charlotte, North Carolina 28277

118 East Council Street

Suite 1

Salisbury, NC 28144

380 Knollwood Street

Suite D

Winston-Salem, NC 27103

ITEM 3. LEGAL PROCEEDINGS

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016. The NCDOR sought to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank. The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) was approximately $1.4 million. The Bank disagreed with the NCDOR’s adjustments and the disallowance of certain tax credits, and contested the proposed adjustments and the disallowance of such tax credits. During the second quarter of 2019, the Bank paid NCDOR $1.2 million in taxes and interest associated with the proposed adjustments noted above. This payment stopped the accrual of interest during the period while the proposed adjustments and disallowance are being contested, and the NCDOR waived associated penalties. In connection with the Bank’s investment related to the subject tax credits the Bank obtained a Tax Credit Guaranty Agreement from State Tax Credit Exchange, LLC dated September 10, 2014. The Bank has been informed that a potential settlement is being negotiated and being finalized that will withdraw the NCDOR’s disallowance of the tax credits. At this time the settlement is not final.

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

As of February 29, 2024, the Company had 668 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2023.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

Performance Report for

Peoples Bancorp of North Carolina, Inc.

		Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Peoples Bancorp of North Carolina, Inc.	100.00	137.48	99.73	122.57	149.30	147.27
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks - Southeast Region Index	100.00	140.94	126.37	180.49	146.81	151.44

Source: S&P Global Market Intelligence
© 2024

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1 - 31, 2023	8,750	$20.83	7,500	$171,592

November 1 - 30, 2023	7,800	$21.59	7,800	$3,184

December 1 - 31, 2023	159	$27.24	-	$2,003,184

Total	16,709	$21.25	15,300

(1) The Company purchased 1,409 shares on the open market in the three months ended December 31, 2023 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3) Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in March 2023 and December 2023 and expires in March 2024.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the section captioned "Selected Financial Data" on page A-3 of the Annual Report, which Annual Report is filed with this Form 10-K as Exhibit (13). The section captioned "Selected Financial Data" on page A-3 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-4 through A-19 of the Annual Report, which section is filed with this Form 10-K as Exhibit (13). The section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A-20 through A-63 of the Annual Report, which Annual Report is filed with this Form 10-K as Exhibit (13). The consolidated financial statements of the Company and supplementary data set forth on pages A-20 through A-62 of the Annual Report are incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended December 31, 2023, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

The following table presents the number of shares of Company common stock to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average price of the outstanding options, warrants and rights; and the number of options, warrants and rights remaining that may be issued under the Company’s Omnibus Stock Ownership and Long Term Incentive Plans, in each case as of December 31, 2023.

	As of December 31, 2023
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,450	$0.00	274,550
Equity compensation plans not approved by security holders	-	-	-
Total	25,450	$0.00	274,550

(1) Includes: 7,635 restricted stock units granted on May 7, 2020 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on May 7, 2024; 7,060 restricted stock units granted on February 3, 2021 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on February 3, 2025; 5,385 restricted stock units granted on January 20, 2022 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on January 20, 2026; and 5,370 restricted stock units granted on January 19, 2023 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on January 19, 2027.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

	(a)	Reports of Independent Registered Public Accounting Firm

	(b)	Consolidated Balance Sheets as of December 31, 2023 and 2022

	(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2023, 2022 and 2021

	(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021

	(e)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021

	(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

	(g)	Notes to Consolidated Financial Statements

15(a)2.	All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(i)(a)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (3)(i)(b)

Articles of Amendment dated December 19, 2008, regarding the Series A Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (3)(i)(d)	Articles of Amendment dated May 6, 2021, incorporated by reference to Exhibit (3)(i)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 18, 2022

Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and Exchange Commission on June 24, 2015

Exhibit (4)(i)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(ii)	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

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

Exhibit (10)(xvii)

Employment Agreement dated August 19, 2021 by and among the Registrant, Peoples Bank and Jeffrey N. Hooper, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on August 20, 2021

Exhibit (10)(xviii)

First Amendment to Employment Agreement with each of the Company’s named executive officers: Lance A. Sellers, President and Chief Executive Officer; Jeffrey N. Hooper, Executive Vice President and Chief Financial Officer; and William D. Cable, Sr., Executive Vice President and Chief Operating Officer, incorporated by reference to Exhibit (10)(i) to the Form 10-Q filed with the Securities and Exchange Commission on November 7, 2023

Exhibit (13)	2023 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Elliott Davis, PLLC

Exhibit (31)(i)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(ii)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (97)	Excess Incentive-Based Compensation Recovery Policy

Exhibit (101)

The following materials from the Company’s 10-K Report for the annual period ended December 31, 2023, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
(Registrant)

By:	/s/ Lance A. Sellers
Lance A. Sellers
President and Chief Executive Officer

Date: March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance A. Sellers	President and Chief Executive Officer	March 7, 2024
Lance A. Sellers	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 7, 2024
James S. Abernethy

/s/ Robert C. Abernethy	Chairman of the Board and Director	March 7, 2024
Robert C. Abernethy

/s/ Douglas S. Howard	Director	March 7, 2024
Douglas S. Howard

/s/ Jeffrey N. Hooper	Executive Vice President and Chief	March 7, 2024
Jeffrey N. Hooper	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 7, 2024
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 7, 2024
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 7, 2024
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 7, 2024
Larry E. Robinson

/s/ William Gregory Terry	Director	March 7, 2024
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 7, 2024
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 7, 2024
Benjamin I. Zachary

/s/ Kimberly Boyd-Leaks	Director	March 7, 2024
Kimberly Boyd-Leaks

