Form 10-Q
period 2024-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2024-05-02
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,291,029 shares of common stock, outstanding at April 30, 2024.

INDEX

PART I. FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Quarterly Report on Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(Dollars in thousands)

	March 31,	December 31,
Assets	2024	2023
	(Unaudited)	(Audited)

Cash and due from banks	$26,272	32,819
Interest-bearing deposits	71,824	49,556
Cash and cash equivalents	98,096	82,375

Investment securities available for sale	394,664	391,924
Other investments	2,858	2,874
Total securities	397,522	394,798

Mortgage loans held for sale	1,292	686

Loans	1,106,670	1,093,066
Less allowance for credit losses	(10,847)	(11,041)
Net loans	1,095,823	1,082,025

Premises and equipment, net	16,330	16,702
Cash surrender value of life insurance	18,250	18,134
Right of use lease asset	4,553	4,731
Accrued interest receivable and other assets	37,694	36,459
Total assets	$1,669,560	1,635,910

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$462,966	432,687
Interest-bearing demand, MMDA & savings	633,740	620,244
Time, over $250,000	148,819	148,904
Other time	206,839	190,210
Total deposits	1,452,364	1,392,045

Securities sold under agreements to repurchase	59,216	86,715
Junior subordinated debentures	15,464	15,464
Lease liability	4,660	4,832
Accrued interest payable and other liabilities	16,764	15,838
Total liabilities	1,548,468	1,514,894

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,455,999 shares at March 31, 2024 and 5,534,499 shares at December 31, 2023	48,627	50,625
Common stock held by deferred compensation trust, at cost; 164,970 shares at March 31, 2024 and 158,356 shares at December 31, 2023	(1,943)	(1,910)
Deferred compensation	1,943	1,910
Retained earnings	111,775	109,756
Accumulated other comprehensive loss	(39,310)	(39,365)
Total shareholders' equity	121,092	121,016
Total liabilities and shareholders' equity	$1,669,560	1,635,910

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

	2024	2023
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$15,138	12,883
Interest on due from banks	907	383
Interest on investment securities:
U.S. Government sponsored enterprises	2,591	2,230
State and political subdivisions	695	862
Other	479	443
Total interest income	19,810	16,801

Interest expense:
Interest-bearing demand, MMDA & savings deposits	2,060	1,488
Time deposits	3,681	516
Junior subordinated debentures	284	248
Other	481	211
Total interest expense	6,506	2,463

Net interest income	13,304	14,338

Provision for credit losses	91	224

Net interest income after provision for credit losses	13,213	14,114

Non-interest income:
Service charges	1,340	1,341
Other service charges and fees	184	182
Loss on sale of securities, net	-	(2,488)
Mortgage banking income	51	93
Insurance and brokerage commissions	246	228
Appraisal management fee income	2,414	2,094
Miscellaneous	1,803	2,161
Total non-interest income	6,038	3,611

Non-interest expense:
Salaries and employee benefits	6,980	6,500
Occupancy	2,111	2,014
Professional fees	392	399
Advertising	199	189
Debit card expense	312	273
FDIC insurance	191	110
Appraisal management fee expense	1,904	1,650
Other	2,427	2,567
Total non-interest expense	14,516	13,702

Earnings before income taxes	4,735	4,023

Income tax expense	787	851

Net earnings	$3,948	3,172

Basic net earnings per share	$0.74	0.58
Diluted net earnings per share	$0.72	0.56
Cash dividends declared per share	$0.35	0.34

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
	(Unaudited)	(Unaudited)

Net earnings	$3,948	3,172

Other comprehensive income :
Unrealized holding gains on securities
available for sale	71	9,421
Reclassification adjustment for losses on
securities available for sale
included in net earnings	-	2,488

Total other comprehensive income ,
before income taxes	71	11,909

Income tax benefit related to other
comprehensive income :

Unrealized holding gains on securities
available for sale	(16)	(2,164)
Reclassification adjustment for losses on sales
of securities available for sale
included in net earnings	-	(572)

Total income tax expense related to
other comprehensive income	(16)	(2,736)

Total other comprehensive income,
net of tax	55	9,173

Total comprehensive income	$4,003	12,345

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2023	5,534,499	$50,625	109,756	1,910	(1,910)	(39,365)	121,016

Common stock repurchase	(78,500)	(1,998)	-	-	-	-	(1,998)
Cash dividends declared on
common stock	-	-	(1,929)	-	-	-	(1,929)
Equity incentive plan, net	-	-	-	33	(33)	-	-
Net earnings	-	-	3,948	-	-	-	3,948
Change in accumulated other
comprehensive income (loss), net of tax	-	-	-	-	-	55	55
Balance, March 31, 2024	5,455,999	$48,627	111,775	1,943	(1,943)	(39,310)	121,092

Balance, December 31, 2022	5,636,830	$52,636	100,156	2,181	(2,181)	(47,597)	105,195

Adoption of new accounting
standard, net of tax	-	-	(838)	-	-	-	(838)
Cash dividends declared on
common stock	-	-	(1,925)	-	-	-	(1,925)
Restricted stock units exercised	191	6	-	-	-	-	6
Equity incentive plan, net	-	-	-	(344)	344	-	-
Net earnings	-	-	3,172	-	-	-	3,172
Change in accumulated other
comprehensive income (loss), net of tax	-	-	-	-	-	9,173	9,173
Balance, March 31, 2023	5,637,021	$52,642	100,565	1,837	(1,837)	(38,424)	114,783

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$3,948	3,172
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	671	903
Provision for credit losses	91	224
Deferred income taxes	(208)	(229)
Loss on sale of investment securities net	-	2,488
Restricted stock expense	6	(49)
Proceeds from sales of mortgage loans held for sale	3,097	4,621
Origination of mortgage loans held for sale	(3,703)	(4,827)
Cash surrender value of life insurance	(116)	(103)
Change in:
Right of use lease asset	178	167
Other assets	(1,043)	(380)
Lease liability	(172)	(152)
Other liabilities	920	2,207

Net cash provided by operating activities	3,669	8,042

Cash flows from investing activities:
Purchases of investment securities available for sale	(9,710)	-
Proceeds from sales, calls and maturities of investment securities
available for sale	3,000	52,023
Proceeds from paydowns of investment securities available for sale	3,859	3,305
Proceeds from paydowns of other investment securities	37	37
Redemption (purchase) of FHLB stock	(10)	2
Net change in loans	(13,889)	(19,566)
Purchases of premises and equipment	(128)	(566)

Net cash provided (used) by investing activities	(16,841)	35,235

Cash flows from financing activities:
Net change in deposits	60,319	(21,774)
Net change in securities sold under agreement to repurchase	(27,499)	(8,153)
Proceeds from Fed Funds purchased	-	43,275
Repayments of Fed Funds purchased	-	(43,275)
Common stock repurchased	(1,998)	-
Cash dividends paid on common stock	(1,929)	(1,925)

Net cash provided (used) by financing activities	28,893	(31,852)

Net change in cash and cash equivalents	15,721	11,425

Cash and cash equivalents at beginning of period	82,375	71,596

Cash and cash equivalents at end of period	$98,096	83,021

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,991	2,275
Income taxes	$236	-

Noncash investing and financing activities:
Change in unrealized loss on investment securities
available for sale, net	$55	9,173
Restricted stock units exercised	$-	6
Allowance for credit losses record upon adoption of ASU 326, net of tax	$-	(838)

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

The Consolidated Financial Statements in this report (other than the Consolidated Balance Sheet at December 31, 2023) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2024 Annual Meeting of Shareholders. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASU’s”) issued by the FASB that the Company has not adopted as of March 31, 2024, which may impact the Company’s financial statements.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-07 Segment Reporting (Topic 280)	The ASU provides amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses	January 1, 2025	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2024-01 Compensation—Stock Compensation (Topic 718)	The ASU adds an illustrative example (with four fact patterns) on how an entity would apply Accounting Standards Codification (ASC) 718 scope guidance.	January 1, 2025	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2024-02 Codification Improvements Amendments to Remove References to Concepts Statements

The ASU removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references are a substitute for actual wording from a Concepts Statement. In most cases, the ASU is not intended to result in significant accounting changes for most entities.

		January 1, 2025	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Reclassification

Certain amounts in the 2023 consolidated financial statements have been reclassified to conform to the 2024 presentation. These reclassifications did not have any impact on shareholders’ equity or net earnings.

(2) Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale.

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	For the three months ended
(dollars in thousands)	March 31, 2024	March 31, 2023

Beginning balance	$(39,365)	$(47,597)
Other comprehensive loss before reclassifications, net	55	9,173
Amounts reclassified from accumulated other comprehensive loss, net	-	-
Net current period other comprehensive loss	55	9,173
Ending balance	$(39,310)	$(38,424)

(3) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2024 and 2023 is as follows:

For the three months ended March 31, 2024
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,948	5,318,671	$0.74
Effect of dilutive securities:
Restricted stock units - unvested		18,143
Shares held in deferred comp plan
by deferred compensation trust		164,336
Diluted earnings per share	$3,948	5,501,150	$0.72

For the three months ended March 31, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,172	5,475,603	$0.58
Effect of dilutive securities:
Restricted stock units - unvested		16,967
Shares held in deferred comp plan
by deferred compensation trust		163,680
Diluted earnings per share	$3,172	5,656,250	$0.56

(4) Investment Securities

Investment securities available for sale at March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)
	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,977	-	891	7,086
U.S. Government sponsored enterprises	10,669	-	625	10,044
GSE - Mortgage-backed securities	259,899	204	22,987	237,116
Private label mortgage-backed securities	37,294	6	1,948	35,352
State and political subdivisions	129,859	-	24,793	105,066
Total	$445,698	210	51,244	394,664

(Dollars in thousands)
	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$10,974	-	830	10,144
U.S. Government sponsored enterprises	11,111	-	596	10,515
GSE - Mortgage-backed securities	257,705	185	22,988	234,902
Private label mortgage-backed securities	33,317	16	2,063	31,270
State and political subdivisions	129,922	-	24,829	105,093
Total	$443,029	201	51,306	391,924

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2024 and December 31, 2023 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,086	891	7,086	891
U.S. government sponsored enterprises	-	-	10,044	625	10,044	625
GSE -Mortgage-backed securities	21,715	550	199,648	22,437	221,363	22,987
Private label mortgage-backed securities	8,142	35	26,089	1,913	34,231	1,948
State and political subdivisions	-	-	105,066	24,793	105,066	24,793
Total	$29,857	585	347,933	50,659	377,790	51,244

(Dollars in thousands)
	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	10,144	830	10,144	830
U.S. government sponsored enterprises	-	-	10,515	596	10,515	596
GSE -Mortgage-backed securities	24,167	546	203,234	22,442	227,401	22,988
Private label mortgage-backed securities	3,416	43	23,095	2,020	26,511	2,063
State and political subdivisions	-	-	105,093	24,829	105,093	24,829
Total	$27,583	589	352,081	50,717	379,664	51,306

At March 31, 2024, unrealized losses in the investment securities portfolio relating to debt securities totaled $51.2 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the March 31, 2024 tables above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by U.S. Government sponsored enterprises (“GSE”), 114 of the 124 GSE mortgage-backed securities, and 15 of the 16 private label mortgage backed securities contained unrealized losses. The Company did not have any reserves on available for sale securities at March 31, 2024, as no credit related losses were identified in the Company’s March 31, 2024 analysis. At December 31, 2023, unrealized losses in the investment securities portfolio relating to debt securities totaled $51.3 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2023 tables above, all three of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by GSE, 114 of the 121 GSE mortgage-backed securities, and 12 of the 14 private label mortgage backed securities contained unrealized losses. The Company did not have an allowance for credit losses on available for sale securities at December 31, 2023, as no credit related losses were identified in the Company’s December 31, 2023 CECL analysis.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2024, presented by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

March 31, 2024
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$2,996	2,938
Due from one to five years	16,180	14,702
Due from five to ten years	57,483	48,321
Due after ten years	71,846	56,235
Mortgage-backed securities	297,193	272,468
Total	$445,698	394,664

No securities available for sale were sold during the three months ended March 31, 2024. During the three months ended March 31, 2023, proceeds from sales of securities available for sale were $51.0 million and resulted in gross losses of $2.7 million and gross gains of $177,000.

Securities with a fair value of approximately $109.0 million and $132.0 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5) Loans

Major classifications of loans at March 31, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)
	March 31, 2024	December 31, 2023
Real estate loans:
Construction and land development	$129,284	136,401
Single-family residential	375,621	372,825
Commercial	438,683	425,820
Multifamily and farmland	71,545	63,042
Total real estate loans	1,015,133	998,088

Loans not secured by real estate:
Commercial	68,138	70,544
Farm	534	550
Consumer	6,643	6,966
All other	16,222	16,918

Total loans	1,106,670	1,093,066

Less allowance for credit losses	(10,847)	(11,041)

Total net loans	$1,095,823	1,082,025

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2024 and December 31, 2023:

March 31, 2024
(Dollars in thousands)
	Loans 30- 89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	43	43	129,241	129,284	-
Single-family residential	5,787	3,323	9,110	366,511	375,621	-
Commercial	915	-	915	437,768	438,683	-
Multifamily and farmland	-	72	72	71,473	71,545	-
Total real estate loans	6,702	3,438	10,140	1,004,993	1,015,133	-

Loans not secured by real estate:
Commercial	143	552	695	67,443	68,138	-
Farm	-	-	-	534	534	-
Consumer	29	1	30	6,613	6,643	-
All other	-	-	-	16,222	16,222	-
Total loans	$6,874	3,991	10,865	1,095,805	1,106,670	-

December 31, 2023
(Dollars in thousands)
	Loans 30- 89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$5	45	50	136,351	136,401	-
Single-family residential	3,761	3,302	7,063	365,762	372,825	-
Commercial	13	-	13	425,807	425,820	-
Multifamily and farmland	-	76	76	62,966	63,042	-
Total real estate loans	3,779	3,423	7,202	990,886	998,088	-

Loans not secured by real estate:
Commercial	125	463	588	69,956	70,544	-
Farm	-	1	1	549	550	-
Consumer	63	-	63	6,903	6,966	-
All other	-	-	-	16,918	16,918	-
Total loans	$3,967	3,887	7,854	1,085,212	1,093,066	-

The following table presents non-accrual loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$43	-	43
Single-family residential	3,197	126	3,323
Commercial	-	-	-
Multifamily and farmland	72	-	72
Total real estate loans	3,312	126	3,438

Loans not secured by real estate:
Commercial	254	298	552
Consumer	1	-	1
Total	$3,567	424	3,991

	December 31, 2023
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$45	-	45
Single-family residential	3,302	-	3,302
Commercial	-	-	-
Multifamily and farmland	76	-	76
Total real estate loans	3,423	-	3,423

Loans not secured by real estate:
Commercial	31	432	463
Consumer	1	-	1
Total	$3,455	432	3,887

No interest income was recognized on non-accrual loans for the three months ended March 31, 2024 and 2023.

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

The following tables show the amortized cost basis at March 31, 2024 and 2023 of the loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and 2023, disaggregated by loan class and type of concession granted.

(Dollars in thousands)
	Term Extension
	Amortized Cost Basis at March 31, 2024	% of Loan Class
Loan class:
Commercial not secured by real estate	73	0.11%
Total	$73

(Dollars in thousands)
	Term Extension
	Amortized Cost Basis at March 31, 2023	% of Loan Class
Loan class:
Commercial real estate	686	0.17%
Total	$686

The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023

March 31, 2024

Term Extension
Loan Class	Financial Effect
Commercial real estate	Line of credit converted to amortizing term loan.

March 31, 2023

Term Extension
Loan Class	Financial Effect
Commercial real estate	Extended existing amortization from 148 months to 173 months to keep existing payment the same with the current market rate.

No loans modified in the three months ended March 31, 2024 and 2023 that were made to borrowers experiencing financial difficulty had been written off at March 31, 2024 and 2023.

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts.  The following tables show the performance of loans that have been modified in the three months ended March 31, 2024 and 2023.

March 31, 2024
(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Commercial real estate	73	-	-
Total	$73	-	-

March 31, 2023
(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Commercial real estate	686	-	-
Total	$686	-	-

The following tables present changes in the allowance for credit losses for the three months ended March 31, 2024 and 2023.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended March 31, 2024
Allowance for credit losses:
Beginning balance	$3,913	3,484	2,317	268	812	2	245	11,041
Charge-offs	-	-	-	-	(446)	-	(210)	(656)
Recoveries	-	56	201	-	6	-	36	299
Provision (recovery) for
loan losses (1)	(233)	57	(173)	45	300	-	167	163
Ending balance	$3,680	3,597	2,345	313	672	2	238	10,847
Allowance for credit loss-loans	$3,680	3,597	2,345	313	672	2	238	10,847
Allowance for credit losses
loan commitments	1,692	5	-	-	-	-	1	1,698
Total allowance for credit losses	$5,372	3,602	2,345	313	672	2	239	12,545

(1) Excludes provision for credit losses related to unfunded commitments. Note 8,"Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$1,415	3,085	3,207	164	657	-	214	1,752	10,494
Adjustment for CECL
implementation (1)	1,584	64	(986)	115	(295)	2	48	(1,752)	(1,220)
Charge-offs	-	-	-	-	-	-	(166)	-	(166)
Recoveries	-	11	2	-	9	-	60	-	82
Provision (recovery) for
loan losses (1)	250	31	21	19	(23)	(1)	130	-	427
Ending balance	$3,249	3,191	2,244	298	348	1	286	-	9,617
Allowance for credit loss-loans	$3,249	3,191	2,244	298	348	1	286	-	9,617
Allowance for credit losses
loan commitments	2,004	67	-	-	-	-	4	-	2,075
Total allowance for credit losses	$5,253	3,258	2,244	298	348	1	290	-	11,692

(1) Excludes adjustment for CECL implemenation and provision for credit losses related to unfunded commitments. Note 8,"Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the implementation adjustment and provision for credit losses related to unfunded commitments.

Three  loans, totaling $891,000, were individually evaluated as of March 31, 2024, including two loans, totaling $816,000, that were collateral dependent.  The were no collateral dependent loans individually evaluated at December 31, 2023.  The following table shows collateral dependent loans at March 31, 2024.

(Dollars in thousands)
	March 31, 2024
	Amortized Cost	Allowance (1)
Real estate loans:
Construction and land development	$-	-
Single-family residential	370	126
Commercial	-	-
Multifamily and farmland	-	-
Total real estate loans	370	126

Loans not secured by real estate:
Commercial	446	223
Farm	-	-
Consumer	-	-
All other	-	-

Total	$816	349

 (1) Based on estimated value of residential real estate collateral and motor boat inventory collateral.

The Bank utilizes several credit quality indicators to manage credit risk in an ongoing manner. The Bank uses an internal risk grade system that categorizes loans into pass, watch or substandard categories.

The Bank uses the following credit quality indicators:

•	Pass – Includes loans ranging from excellent quality with a minimal amount of credit risk to loans with higher risk and servicing needs but still are considered to be acceptable. The higher risk loans in this category are not problem credits presently, but may be in the future if the borrower is unable to change its present course.

•	Watch – These loans are currently performing satisfactorily, but there has been some recent past due history on repayment and there are potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date.

•	Substandard – A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged (if there is any). There is a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful – Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Loss – Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of March 31, 2024.

	Term Loans by Origination Year							Revolving
								Loans
							Revolving	Converted to	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Loans
March 31, 2024
Real Estate Loans
Construction and land
development
Pass	$8,151	41,527	56,601	9,869	6,571	5,110	924	-	128,753
Watch	-	-	-	447	-	-	-	-	447
Substandard	-	-	-	-	-	84	-	-	84
Total Construction and
land development	$8,151	41,527	56,601	10,316	6,571	5,194	924	-	129,284
Single family
Pass	$5,227	32,390	79,539	46,367	23,390	75,395	106,257	-	368,565
Watch	-	-	-	-	-	1,462	860	-	2,322
Substandard	-	-	370	-	-	3,991	373	-	4,734
Total single family	$5,227	32,390	79,909	46,367	23,390	80,848	107,490	-	375,621
Commercial
Pass	$19,992	46,189	113,557	77,096	61,101	113,221	1,890	-	433,046
Watch	-	230	-	-	115	4,884	-	-	5,229
Substandard	-	-	-	-	408	-	-	-	408
Total commercial	$19,992	46,419	113,557	77,096	61,624	118,105	1,890	-	438,683
Multifamily and farmland
Pass	$216	8,892	21,451	21,335	6,467	12,725	340	-	71,426
Watch	-	-	-	-	-	46	-	-	46
Substandard	-	-	-	-	-	73	-	-	73
Total multifamily and
farmland	$216	8,892	21,451	21,335	6,467	12,844	340	-	71,545
Total real estate loans	$33,586	129,228	271,518	155,114	98,052	216,991	110,644	-	1,015,133
Loans not secured by real estate
Commercial
Pass	$2,464	8,737	13,570	4,332	2,381	13,711	21,270	-	66,465
Watch	-	627	-	73	286	134	1	-	1,121
Substandard	-	31	521	-	-	-	-	-	552
Total Commercial	$2,464	9,395	14,091	4,405	2,667	13,845	21,271	-	68,138
Farm
Pass	$-	195	40	68	-	19	212	-	534
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$-	195	40	68	-	19	212	-	534
Consumer
Pass	$453	1,967	1,150	306	178	116	2,467	-	6,637
Watch	-	-	-	-	-	-	1	-	1
Substandard	-	-	-	1	-	1	3	-	5
Total consumer	$453	1,967	1,150	307	178	117	2,471	-	6,643
All other
Pass	$392	-	6,360	450	257	3,422	5,206	-	16,087
Watch	-	-	-	-	-	73	62	-	135
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$392	-	6,360	450	257	3,495	5,268	-	16,222
Total loans not secured
by real estate	$3,309	11,557	21,641	5,230	3,102	17,476	29,222	-	91,537
Total loans	$36,895	140,785	293,159	160,344	101,154	234,467	139,866	-	1,106,670

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs as of March 31, 2024.

	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
							Revolving	Converted to	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	-	-	-	-	-	-	-
Loans not secured by real estate:
Commercial	-	347	99	-	-	-	-	-	446
Consumer	-	-	4	-	-	99	-	-	103
All other	-	-	-	-	-	107	-	-	107

Total gross charge-offs	$-	347	103	-	-	206	-	-	656

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of December 31, 2023.

	Term Loans by Origination Year							Revolving
								Loans
							Revolving	Converted to	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Loans
December 31, 2023
Real Estate Loans
Construction and land
development
Pass	$40,034	71,429	10,736	6,692	1,721	3,914	1,337	-	135,863
Watch	-	-	448	-	-	-	-	-	448
Substandard	-	-	-	-	-	90	-	-	90
Total Construction and
land development	$40,034	71,429	11,184	6,692	1,721	4,004	1,337	-	136,401
Single family
Pass	$32,333	76,326	47,490	24,813	12,984	64,847	106,962	-	365,755
Watch	-	-	-	-	89	1,389	860	-	2,338
Substandard	-	-	-	-	11	4,342	379	-	4,732
Total single family	$32,333	76,326	47,490	24,813	13,084	70,578	108,201	-	372,825
Commercial
Pass	$45,755	109,255	78,645	61,973	29,579	92,753	2,158	-	420,118
Watch	232	-	-	116	-	4,943	-	-	5,291
Substandard	-	-	-	411	-	-	-	-	411
Total commercial	$45,987	109,255	78,645	62,500	29,579	97,696	2,158	-	425,820
Multifamily and farmland
Pass	$7,987	13,286	21,512	6,624	3,158	9,851	501	-	62,919
Watch	-	-	-	-	-	47	-	-	47
Substandard	-	-	-	-	-	76	-	-	76
Total multifamily and
farmland	$7,987	13,286	21,512	6,624	3,158	9,974	501	-	63,042
Total real estate loans	$126,341	270,296	158,831	100,629	47,542	182,252	112,197	-	998,088
Loans not secured by real estate
Commercial
Pass	$9,561	14,122	4,841	2,942	2,232	12,030	23,411	-	69,139
Watch	-	-	-	-	57	102	783	-	942
Substandard	31	-	-	-	-	-	-	-	31
Loss	-	82	-	-	-	-	350		432
Total Commercial	$9,592	14,204	4,841	2,942	2,289	12,132	24,544	-	70,544
Farm
Pass	$198	42	83	-	1	27	199	-	550
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$198	42	83	-	1	27	199	-	550
Consumer
Pass	$2,262	1,352	404	222	72	58	2,591	-	6,961
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	2	-	-	-	3	-	5
Total consumer	$2,262	1,352	406	222	72	58	2,594	-	6,966
All other
Pass	$79	6,401	474	274	599	3,698	5,256	-	16,781
Watch	-	-	-	-	-	74	63	-	137
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$79	6,401	474	274	599	3,772	5,319	-	16,918
Total loans not secured
by real estate	$12,131	21,999	5,804	3,438	2,961	15,989	32,656	-	94,978
Total loans	$138,472	292,295	164,635	104,067	50,503	198,241	144,853	-	1,093,066

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs as of December 31, 2023.

	Gross Loan Charge-offs by Origination Year							Revolving
Loans
							Revolving	Converted to	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	-	-	-	-	-	-	-
Loans not secured by real estate:
Commercial	-	49	51	16	-	13	-	-	129
Farm	-	-	-	-	-	-	-	-	-
Consumer	-	41	53	6	1	468	-	-	569
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$-	90	104	22	1	481	-	-	698

(6) Leases

As of March 31, 2024, the Bank had operating right of use assets of $4.6 million and operating lease liabilities of $4.7 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of March 31, 2024 and 2023.

(Dollars in thousands)
	March 31, 2024	March 31, 2023

Operating lease cost	$815	$206

Other information:
Cash paid for amounts included in the measurement of lease liabilities	787	201
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	-
Weighted-average remaining lease term - operating leases	8.30	9.12
Weighted-average discount rate - operating leases	2.74%	2.60%

The following table presents lease maturities as of March 31, 2024.

2024	$615
2025	773
2026	650
2027	612
2028	510
Thereafter	2,115
Total	5,275
Less: Imputed Interest	(615)
Operating Lease Liability	$4,660

(7) Securities Sold Under Agreements to Repurchase (“repurchase agreements”)

The Bank utilizes repurchase agreements to facilitate the needs of our customers and provide additional funding to our balance sheet. Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates the Bank to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under repurchase agreements are recorded at the amount of cash received in connection with the transaction and are reflected in the accompanying consolidated balance sheet. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Bank and the customer and are accounted for as secured borrowings. At March 31, 2024 and December 31, 2023, repurchase agreements totaled $59.2 million and $86.7 million, respectively.

These borrowings were collateralized with government-sponsored enterprise securities with a market value of $69.1 million and $89.8 million at March 31, 2024 and December 31, 2023, respectively. We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.

(8) Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments to extend credit and standby letters of credit as it does for on-balance-sheet instruments.

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	3/31/24	12/31/23
Financial instruments whose contract amount represent credit risk:

Commitments to extend credit	$370,525	367,482

Standby letters of credit	$3,328	3,721

Commitments to extend credit are conditional agreements to lend to a customer. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $373.9 million does not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to pay a third party on behalf of a customer. Those letters of credit are primarily issued to businesses in the Bank’s delineated market area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $1.7 million and $2.1 million at March 31, 2024 and 2023, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024 and 2023.

(dollars in thousands)
	March 31, 2024	March 31, 2023

Beginning Balance	$1,770	$-
Cummulative effect of change in accounting principle	-	2,278
Provision for (recovery of) credit losses	(72)	(203)
Ending balance	$1,698	$2,075

(9) Fair Value

The Company is required to disclose fair value information about financial instruments, whether or not recognized at fair value on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination, or issuance.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at lower of aggregate cost or market value. The cost of mortgage loans held for sale approximates the market value. Mortgage loans held for sale are reported in the Level 2 fair value category. Management determined that the valuation technique used at current period end and prior period end are more appropriately classified as Level 2 and has updated in the current period and prior period year end classifications to Level 2.

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

Mutual Funds

For mutual funds held in the deferred compensation trust, the carrying value is a reasonable estimate of fair value. Mutual funds held in the deferred compensation trust are included in other assets on the balance sheet and reported in the Level 1 fair value category.

FHLB Borrowings

The fair value of FHLB borrowings is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings. FHLB borrowings are reported in the Level 2 fair value category. Management determined that the valuation technique used at current period end and prior period end are more appropriately classified as Level 2 and has updated in the current period and prior period year end classifications to Level 2.

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)
	March 31, 2024
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,086	-	7,086	-
U.S. Government sponsored enterprises	10,044	-	10,044	-
GSE - Mortgage-backed securities	237,116	-	237,116	-
Private label mortgage-backed securities	35,352	-	35,352	-
State and political subdivisions	105,066	-	105,066	-

(Dollars in thousands)
	December 31, 2023
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$9,814	-	9,814	-
U.S. Government
Sponsored enterprises	11,539	-	11,539	-
Mortgage-backed securities	273,838	-	273,838	-
State and political subdivisions	150,203	-	150,203	-
Mutual funds held in deferred compensation trust	1,327	-	1,327

The fair value measurements for mortgage loans held for sale and individually evaluated loans on a non-recurring basis at March 31, 2024 and December 31, 2023 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements March 31, 2024	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Individually evaluated loans	$467	-	-	467

(Dollars in thousands)
	Fair Value Measurements December 31, 2023	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Individually evaluated loans	$-	-	-	-

(Dollars in thousands)
	Fair Value March 31, 2024	Fair Value December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Individually evaluated loans	$467	$-	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$98,096	98,096	-	-	98,096
Investment securities available for sale	394,664	-	394,664	-	394,664
Other investments	2,858	-	-	2,858	2,858
Mortgage loans held for sale	1,292	-	1,292	-	1,292
Loans, net	1,095,823	-	-	1,083,635	1,083,635
Mutual funds held in deferred
compensation trust	2,394	2,394	-	-	2,394

Liabilities:
Deposits	$1,452,364	-	1,456,401	-	1,456,401
Securities sold under agreements
to repurchase	59,216	-	59,216	-	59,216
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$82,375	82,375	-	-	82,375
Investment securities available for sale	391,924	-	391,924	-	391,924
Other investments	2,874	-	-	2,874	2,874
Mortgage loans held for sale	686	-	686	-	686
Loans, net	1,082,025	-	-	1,071,178	1,071,178
Mutual funds held in deferred
compensation trust	2,171	2,171	-	-	2,171

Liabilities:
Deposits	$1,392,045	-	1,397,351	-	1,397,351
Securities sold under agreements
to repurchase	86,715	-	86,715	-	86,715
Junior subordinated debentures	15,464	-	15,464	-	15,464

(10) Reportable Segments

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended March 31, 2024
Interest income	$19,801	$-	$9	$19,810
Interest expense	6,222	-	284	6,506
Net interest income	13,579	-	(275)	13,304
Provision for credit losses	91	-	-	91
Noninterest income	3,624	-	-	3,624
Appraisal management fee income	-	2,414	-	2,414
Noninterest expense	12,106	344	162	12,612
Appraisal management fee expense	-	1,904	-	1,904
Income tax expense (benefit)	841	38	(92)	787
Net income (loss)	$4,165	$128	$(345)	$3,948
Total assets	$1,665,209	$3,847	$504	$1,669,560
As of and for the three months ended March 31, 2023
Interest income	$16,793	$-	$8	$16,801
Interest expense	2,215	-	248	2,463
Net interest income	14,578	-	(240)	14,338
Provision for credit losses	224	-	-	224
Noninterest income	1,517	-	-	1,517
Appraisal management fee income	-	2,094	-	2,094
Noninterest expense	11,564	334	154	12,052
Appraisal management fee expense	-	1,650	-	1,650
Income tax expense (benefit)	909	25	(83)	851
Net income (loss)	$3,398	$85	$(311)	$3,172
Total assets	$1,598,863	$3,329	$500	$1,602,692

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors in the Company’s Annual Report of Form 10-K and the Company’s Consolidated Financial Statements and Notes thereto on pages A-20 through A-62 of the Company’s 2023 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2024 Annual Meeting of Shareholders.

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

Prior to the COVID-19 pandemic, economic conditions, while not as robust as the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. Subsequently, continuing supply-chain disruption and rising inflation has caused the Federal Reserve Federal Open Market Committee (“FOMC”) to increase the target federal funds rate 500 basis points since March 1, 2022 to a range of 5.25% to 5.50% at March 31, 2024.

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

Summary of Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  The following is a summary of some of the more subjective and complex accounting policies of the Company.  A more complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2024 Annual Meeting of Shareholders.  There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Results of Operations

Summary.  Net earnings were $3.9 million or $0.74 per share and $0.72 per diluted share for the three months ended March 31, 2024, compared to $3.2 million or $0.58 per share and $0.56 per diluted share for the prior year period.  The increase in first quarter 2024 net earnings is primarily the result of an increase in non-interest income and a decrease in the provision for credit losses, which were partially offset by a decrease in net interest income and an increase in non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 0.96% for the three months ended March 31, 2024, compared to 0.81% for the same period one year ago, and annualized return on average shareholders’ equity was 13.51% for the three months ended March 31, 2024, compared to 11.78% for the same period one year ago.

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

Net interest income was $13.3 million for the three months ended March 31, 2024, compared to $14.3 million for the three months ended March 31, 2023.  The decrease in net interest income is due to a $4.0 million increase in interest expense, partially offset by a $3.0 million increase in interest income.  Net interest income after the provision for credit losses was $13.2 million for the three months ended March 31, 2024, compared to $14.1 million for the three months ended March 31, 2023.  The provision for credit losses for the three months ended March 31, 2024 was $91,000, compared to $224,000 for the three months ended March 31, 2023.  The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on unfunded loan commitments, which was partially offset by reserves on loans individually evaluated at March 31, 2024.

Interest income was $19.8 million for the three months ended March 31, 2024, compared to $16.8 million for the three months ended March 31, 2023.  The increase in interest income is due to a $2.3 million increase in interest income and fees on loans, a $524,000 increase in interest income on balances due from banks and a $230,000 increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve from February 2023 through July 2023.  The increase in interest income on balances due from banks is also due to an increase in balances outstanding and rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to higher yields on securities purchased during the three months ended March 31, 2024.  During the three months ended March 31, 2024, average loans were $1.09 billion, an increase of $55.5 million from average loans of $1.0 million for the three months ended March 31, 2023.  During the three months ended March 31, 2024, average investment securities available for sale were $443.5 million, a decrease of $32.8 million from average investment securities available for sale of $476.3 million for the three months ended March 31, 2023.  The average yield on loans for the three months ended March 31, 2024 and 2023 was 5.57% and 5.04%, respectively.  The average yield on investment securities available for sale was 3.36% and 2.98% for the three months ended March 31, 2024 and 2023, respectively.  The average yield on earning assets was 4.96% and 4.41% for the three months ended March 31, 2024 and 2023, respectively.

  Interest expense was $6.5 million for the three months ended March 31, 2024, compared to $2.5 million for the three months ended March 31, 2023.  The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities.  During the three months ended March 31, 2024, average interest-bearing non-maturity deposits were $648.3 million, a decrease of $126.8 million from average interest-bearing non-maturity deposits of $775.1 million for the three months ended March 31, 2023.  During the three months ended March 31, 2024, average certificates of deposit were $352.2 million, an increase of $233.5 million from average certificates of deposit of $118.8 million for the three months ended March 31, 2023.  The average rate paid on interest-bearing checking and savings accounts was 1.28% and 0.78% for the three months ended March 31, 2024 and 2023, respectively.  The average rate paid on certificates of deposit was 4.20% for the three months ended March 31, 2024, compared to 1.76% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 2.40% for the three months ended March 31, 2024, compared to 1.05% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2024 and 2023. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the three months ended March 31, 2024 and 2023 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended March 31, 2024			Three months ended March 31, 2023
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,092,658	$15,138	5.57%	$1,037,124	$12,883	5.04%
Investments - taxable	310,014	3,008	3.90%	340,536	2,829	3.37%
Investments - nontaxable*	136,791	763	2.24%	138,819	754	2.20%
Due from banks	66,518	907	5.48%	32,453	383	4.79%

Total interest-earning assets	1,605,981	19,816	4.96%	1,548,932	16,849	4.41%

Non-interest earning assets:
Cash and due from banks	32,045			37,515
Allowance for credit losses	(11,062)			(10,443)
Other assets	20,838			20,784

Total assets	$1,647,802			$1,596,788

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$648,306	$2,060	1.28%	$775,101	$1,488	0.78%
Time deposits	352,247	3,681	4.20%	118,763	516	1.76%
Junior subordinated debentures	15,464	284	7.39%	15,464	248	6.50%
Other	72,695	481	2.66%	42,233	211	2.03%

Total interest-bearing liabilities	1,088,712	6,506	2.40%	951,561	2,463	1.05%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	427,752			523,544
Other liabilities	13,814			12,433
Shareholders' equity	117,524			109,250

Total liabilities and shareholders' equity	$1,647,802			$1,596,788

Net interest spread		$13,310	2.56%		$14,386	3.36%

Net yield on interest-earning assets			3.33%			3.77%

Taxable equivalent adjustment
Investment securities		$6			$48

Net interest income		$13,304			$14,338

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $10.9 million in 2024 and $11.6 million in 2023. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended March 31, 2024 compared to three months ended March 31, 2023			Three months ended March 31, 2023 compared to three months ended March 31, 2022
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$730	1,525	2,255	1,780	1,361	3,141
Investments - taxable	(275)	454	179	307	1,517	1,824
Investments - nontaxable	(11)	20	9	49	144	193
Due from banks	433	91	524	(1,389)	1,661	272
Total interest income	877	2,090	2,967	747	4,683	5,430

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	(323)	895	572	(29)	1,114	1,085
Time deposits	1,727	1,438	3,165	53	316	369
Junior subordinated debentures	-	36	36	-	173	173
Other	177	93	270	11	162	173
Total interest expense	1,581	2,462	4,043	35	1,765	1,800
Net interest income	$(704)	(372)	(1,076)	712	2,918	3,630

Provision for Credit Losses.The provision for credit losses for the three months ended March 31, 2024 was $91,000, compared to $224,000 for the three months ended March 31, 2023. The decrease in the provision for credit losses is primarily attributable to a provision reduction of $337,000 for other construction loans and all land development and other land loans as a result of an overall decrease in funded loan balances and unfunded commitments in this category, a decrease in provision of $224,000 for loans secured by owner-occupied, nonfarm nonresidential properties as a result of a $200,000 recovery during the first quarter of 2024, partially offset by an increase in provision for individually evaluated loans of $321,000 for commercial and industrial loans and $94,000 for 1-4 family loans secured by first liens during the three months ended March 31, 2024.

Non-Interest Income. Non-interest income was $6.0 million for the three months ended March 31, 2024, compared to $3.6 million for the three months ended March 31, 2023. The increase in non-interest income is primarily attributable to a $2.5 million net loss on the sales of securities during the three months ended March 31, 2023, and no comparable losses in the three months ended March 31, 2024.

Non-Interest Expense. Non-interest expense was $14.5 million for the three months ended March 31, 2024, compared to $13.7 million for the three months ended March 31, 2023. The increase in non-interest expense is primarily attributable to a $480,000 increase in salaries and employee benefits expense primarily due to an increase in insurance expense and a $254,000 increase in appraisal management fee expense due to an increase in appraisal volume.

Income Taxes. Income tax expense was $787,000 for the three months ended March 31, 2024, compared to $851,000 for the three months ended March 31, 2023. The effective tax rate was 16.62% for the three months ended March 31, 2024, compared to 21.15% for the three months ended March 31, 2023. The decrease in the effective tax rate is primarily due to a $322,000 interest receivable booked during the three months ended March 31, 2024 on a deposit for taxes paid prior to a recent settlement with the North Carolina Department of Revenue (“NCDOR”) to withdraw the disallowance of certain tax credits previously purchased by the Bank.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $394.7 million as of March 31, 2024, compared to $391.9 million as of December 31, 2023. Average investment securities available for sale for the three months ended March 31, 2024 were $443.5 million, compared to $454.8 million for the year ended December 31, 2023.

Loans. Total loans were $1.09 billion as of March 31, 2024, compared to $1.08 billion at December 31, 2023. Average loans represented 68% of average earning assets for the three months ended March 31, 2024 and the year ended December 31, 2023.

The Bank had $1.3 million and $686,000 in mortgage loans held for sale as of March 31, 2024 and December 31, 2023, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At March 31, 2024, the Bank had $116.6 million in residential mortgage loans, $107.8 million in home equity loans and $659.5 million in commercial mortgage loans, which include $510.2 million secured by commercial property and $149.3 million secured by residential property.  At December 31, 2023, the Bank had $112.8 million in residential mortgage loans, $107.7 million in home equity loans and $639.9 million in commercial mortgage loans, which include $488.9 million secured by commercial property and $151.0 million secured by residential property.   All residential mortgage loans are originated as fully amortizing loans, with no negative amortization

Allowance for Credit Losses (ACL).  The allowance for credit losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.  The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance that management believes will be adequate in light of anticipated risks and loan losses.  In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of March 31, 2024. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

The ACL balance was $10.8 million at March 31, 2024 as compared to $11.0 million at December 31, 2023.  The decrease is primarily composed of a $213,000 decrease in allowance for other construction loans all land development, and other land loans as a result of loan balance decreases in this category during the first quarter of 2024, a decrease of $57,000 in reserves in loans secured by owner-occupied, nonfarm nonresidential properties as a result of a $200,000 recovery during the first quarter of 2024, partially offset by an increase in reserves of $85,000 in loans secured by other nonfarm nonresidential properties caused by an increase in balances for loans in this category at March 31, 2024 as compared to December 31, 2023.

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

The portion of the ACL balance attributable to qualitative factors was $5.2 million at March 31, 2024 and December 31, 2023.  A decrease of $36,000 between these periods is mainly attributable to the decrease in reserves of $109,000 for other construction loans and all land development and other land loans as a result of decreases in loan balances for this category, partially offset by an increase in reserves of $84,000 for loans secured by other nonfarm nonresidential properties as a result of balance increases for this category.  No changes to the risk status of any of the risk factors was made during the first quarter of 2024.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.  Three  loans, totaling $891,000, were individually evaluated as of March 31, 2024, and two loans totaling $432,000 were individually evaluated as of December 31, 2023.  Reserves on individually evaluated loans were $424,000 and $432,000 at March 31, 2024 and December 31, 2023, respectively.

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

The allowance for credit losses on off-balance sheet credit exposures was $1.7 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively.  The decrease of $72,000 in the first quarter of 2024 was the result of a decrease in the allowance balance of $69,000 for other construction loans and all land development and other land loans.  The overall balances in this category decreased in the first quarter of 2024.

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

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates loan relationships greater than or equal to $1.5 million as well as a periodic sample of commercial relationships with exposures below $1.5 million, excluding loans in default, and loans in process of litigation or liquidation.  The third party’s evaluation and report is shared with management and the board of directors of the Bank (the “Bank Board”).

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

Since the adoption of CECL on January 1, 2023, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of the Bank’s financial assets, including loan receivables and some off-balance sheet credit exposures.  Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  Credit losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Non-performing Assets.  Non-performing assets were $4.0 million or 0.23% of total assets at March 31, 2024, compared to $3.9 million or 0.24% of total assets at December 31, 2023.  Non-accrual loans were $4.0 million at March 31, 2024, compared to $3.8 million at December 31, 2023.  As a percentage of total loans outstanding, non-accrual loans were 0.36% at March 31, 2024 and December 31, 2023.  Non-accrual loans over $250,000 are individually evaluated for impairment.  Non-performing assets include $3.4 million in commercial and residential mortgage loans and $553,000 in other loans at March 31, 2024, compared to $3.4 million in commercial and residential mortgage loans and $464,000 in other loans at December 31, 2023.  The Bank had no loans 90 days past due and still accruing at March 31, 2024 and December 31, 2023.  The Bank had no other real estate owned at March 31, 2024 and December 31, 2023.

Deposits.  Deposits were $1.45 billion as of March 31, 2024, compared to $1.39 billion as of December 31, 2023.  Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.30 billion at March 31, 2024, compared to $1.24 billion at December 31, 2023.  Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability.  Certificates of deposit in amounts of more than $250,000 totaled $148.8 million at March 31, 2024, compared to $148.9 million December 31, 2023.

Estimated uninsured deposits totaled $390.2 million, or 26.86% of total deposits, at March 31, 2024, compared to $382.1 million, or 27.45% of total deposits, at December 31, 2023. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at March 31, 2024.

Borrowed Funds. There were no FHLB borrowings outstanding at March 31, 2024 and December 31, 2023. Securities sold under agreements to repurchase were $59.2 million at March 31, 2023, compared to $86.7 million at December 31, 2023. The decrease in securities sold under agreements to repurchase is primarily due to customers transferring funds from securities sold under agreements to repurchase to deposits via the IntraFi network’s Insured Cash Sweep (“ICS”) during the three months ended March 31, 2024

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at March 31, 2024 and December 31, 2023.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2024 totaled $1.61 billion, exceeding average rate sensitive liabilities of $1.09 billion by $517.3 million.

The Company has an overall interest rate risk management strategy that may incorporate the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of March 31, 2024.

Included in the rate sensitive assets are $184.6 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate. At March 31, 2024, the Company had $118.7 million in loans with interest rate floors. No floors were in effect on loans with floors on interest rates charged at March 31, 2024.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2024, such unfunded commitments to extend credit were $370.5 million, while commitments in the form of standby letters of credit totaled $3.3 million. As of December 31, 2023, such unfunded commitments to extend credit were $367.5 million, while commitments in the form of standby letters of credit totaled $3.7 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2024, the Bank’s core deposits, a non-GAAP measure, totaled $1.30 billion, or 90% of total deposits. As of December 31, 2023, the Bank’s core deposits totaled $1.24 billion, or 89% of total deposits.

The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Bank’s ratio of wholesale funding to total assets was 0.49% and 0.50% as of March 31, 2024 and December 31, 2023, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at March 31, 2024 and December 31, 2023. At March 31, 2024, the carrying value of loans pledged as collateral to the FHLB totaled $217.4 million compared to $214.1 million at December 31, 2023. The remaining availability under the line of credit with the FHLB was $126.5 million at March 31, 2024 compared to $122.2 million at December 31, 2023. The Bank had no borrowings from the FRB at March 31, 2024 or December 31, 2023. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2024, the carrying value of loans pledged as collateral to the FRB totaled $612.1 million compared to $611.2 million at December 31, 2023. Availability under the line of credit with the FRB was $477.0 million at March 31, 2024 compared to $445.1 million at December 31, 2023.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2024.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 27.33% at March 31, 2024 and 25.39% at December 31, 2023. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2024 and December 31, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements.The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit.

Capital Resources.Shareholders’ equity was $121.1 million, or 7.25% of total assets, at March 31, 2024, compared to $121.0 million, or 7.40% of total assets, at December 31, 2023.

Annualized return on average equity for the three months ended March 31, 2024 was 13.51%, compared to 11.78% for the three months ended March 31, 2023. Total cash dividends paid on common stock were $1.9 million for the three months ended March 31, 2024 and 2023.

In the first quarter of 2023, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million was allocated to repurchase the Company’s common stock. In the fourth quarter of 2023, the Board of Directors authorized an additional $2.0 million to be allocated to repurchase the Company’s common stock, which increased the total amount authorized in 2023 to $4.0 million. The Company repurchased approximately $4.0 million, or 181,022 shares of its common stock, under this stock repurchase program through March 31, 2024, when the program expired.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital includes $15.0 million in trust preferred securities at March 31, 2024 and December 31, 2023.  The Company’s Tier 1 capital ratio was 13.84% and 13.94% at March 31, 2024 and December 31, 2023, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 14.83% and 14.96% at March 31, 2024 and December 31, 2023, respectively.  The Company’s common equity Tier 1 capital consists of common stock and retained earnings.   The Company’s common equity Tier 1 capital ratio was 12.66% and 12.75% at March 31, 2024 and December 31, 2023, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.39% and 10.51% at March 31, 2024 and December 31, 2023, respectively.

The Bank’s Tier 1 risk-based capital ratio was 13.73% and 13.83% at March 31, 2024 and December 31, 2023, respectively.  The total risk-based capital ratio for the Bank was 14.72% and 14.85% at March 31, 2024 and December 31, 2023, respectively.   The Bank’s common equity Tier 1 capital ratio was 13.73% and 13.83% at March 31, 2024 and December 31, 2023, respectively.  The Bank’s Tier 1 leverage capital ratio was 10.23% and 10.35% at March 31, 2024 and December 31, 2023, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 19, 2018, the Bank received a draft audit report from the North Carolina Department of Revenue (“NCDOR”) setting forth certain proposed adjustments to the North Carolina income tax returns for the Bank for the tax years January 1, 2014 through December 31, 2016. The NCDOR sought to disallow certain tax credits taken by the Bank in tax years January 1, 2014 through December 31, 2016 from an investment made by the Bank. The total proposed adjustments sought by the NCDOR as of the date of the draft audit report (including additional tax, penalties and interest up to the date of the draft audit report) was approximately $1.4 million. The Bank disagreed with the NCDOR’s adjustments and the disallowance of certain tax credits, and contested the proposed adjustments and the disallowance of such tax credits. During the second quarter of 2019, the Bank paid NCDOR $1.2 million in taxes and interest associated with the proposed adjustments noted above. This payment stopped the accrual of interest during the period while the proposed adjustments and disallowance are being contested, and the NCDOR waived associated penalties. The NCDOR has withdrawn the disallowance and a settlement allowing the tax credits has been finalized. The Bank will be receiving a refund of the taxes and associated payments plus interest.

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K filed with the SEC on March 7, 2024, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2024	-	$-	-	$2,003,184

February 1 - 29, 2024	79,690	$25.48	78,500	$5,147

March 1 - 31, 2024	750	$27.51	-	$5,147

Total	80,440	$25.50	78,500

(1)	The Company purchased 1,940 shares on the open market in the three months ended March 31, 2024 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2)	Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3)

Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in March 2023 and December 2023. The stock repurchase program expired in March 2024.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2024, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 2, 2024	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

May 2, 2024	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

