Form 10-Q
period 2024-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2024-08-06
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,457,646 shares of common stock, outstanding at July 31, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
June 30, 2024 and December 31, 2023
(Dollars in thousands)
	June 30	December 31,
Assets	2024	2023
	(Unaudited)	(Audited)

Cash and due from banks	$31,909	32,819
Interest-bearing deposits	50,926	49,556
Cash and cash equivalents	82,835	82,375

Investment securities available for sale	393,260	391,924
Other investments	2,779	2,874
Total securities	396,039	394,798

Mortgage loans held for sale	1,288	686

Loans	1,110,672	1,093,066
Less allowance for credit losses	(10,016)	(11,041)
Net loans	1,100,656	1,082,025

Premises and equipment, net	15,888	16,702
Cash surrender value of life insurance	18,365	18,134
Right of use lease asset	4,374	4,731
Accrued interest receivable and other assets	35,953	36,459
Total assets	$1,655,398	1,635,910

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$415,977	432,687
Interest-bearing demand, MMDA & savings	710,446	620,244
Time, over $250,000	147,333	148,904
Other time	202,200	190,210
Total deposits	1,475,956	1,392,045

Securities sold under agreements to repurchase	18,824	86,715
Junior subordinated debentures	15,464	15,464
Lease liability	4,487	4,832
Accrued interest payable and other liabilities	16,355	15,838
Total liabilities	1,531,086	1,514,894

Commitments and contingencies

Shareholders' equity:

Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,457,646 shares at June 30, 2024 and 5,534,499 shares at December 31, 2023	48,678	50,625
Common stock held by deferred compensation trust, at cost: 166,247 shares at June 30, 2024 and 163,702 shares at December 31, 2023	(1,980)	(1,910)
Deferred compensation	1,980	1,910
Retained earnings	115,623	109,756
Accumulated other comprehensive loss	(39,989)	(39,365)
Total shareholders' equity	124,312	121,016

Total liabilities and shareholders' equity	$1,655,398	1,635,910

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$15,571	13,667	30,709	26,550
Interest on due from banks	725	517	1,632	900
Interest on investment securities:
U.S. Government sponsored enterprises	2,551	2,280	5,142	4,510
State and political subdivisions	695	696	1,390	1,558
Other	528	439	1,007	882
Total interest income	20,070	17,599	39,880	34,400

Interest expense:
NOW, MMDA & savings deposits	2,438	1,648	4,498	3,136
Time deposits	3,628	1,638	7,309	2,154
Junior subordinated debentures	283	259	567	507
Other	305	283	786	494
Total interest expense	6,654	3,828	13,160	6,291

Net interest income	13,416	13,771	26,720	28,109

Provision for (recovery of) credit losses	(468)	375	(377)	599

Net interest income after provision for loan losses	13,884	13,396	27,097	27,510

Non-interest income:
Service charges	1,346	1,328	2,686	2,669
Other service charges and fees	180	163	364	345
Loss on sale of securities, net	-	-	-	(2,488)
Mortgage banking income	74	39	125	132
Insurance and brokerage commissions	219	206	465	434
Appraisal management fee income	3,181	2,590	5,595	4,684
Miscellaneous	2,521	2,077	4,324	4,238
Total non-interest income	7,521	6,403	13,559	10,014

Non-interest expense:
Salaries and employee benefits	6,827	6,286	13,807	12,786
Occupancy	2,105	1,981	4,216	3,995
Professional fees	635	450	1,027	849
Advertising	95	156	377	345
Debit card expense	425	282	737	555
FDIC Insurance	192	260	383	370
Appraisal management fee expense	2,523	2,049	4,427	3,699
Miscellaneous	2,329	2,155	4,673	4,722
Total non-interest expense	15,131	13,619	29,647	27,321

Earnings before income taxes	6,274	6,180	11,009	10,203

Income tax expense	1,386	1,372	2,173	2,223

Net earnings	$4,888	4,808	8,836	7,980

Basic net earnings per share	$0.93	0.88	1.67	1.46
Diluted net earnings per share	$0.89	0.85	1.61	1.41
Cash dividends declared per share	$0.19	0.19	0.54	0.53

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$4,888	4,808	8,836	7,980

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(882)	(6,905)	(811)	2,515
Reclassification adjustment for losses on securities available for sale included in net earnings	-	-	-	2,488

Total other comprehensive income (loss), before income taxes	(882)	(6,905)	(811)	5,003

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gains (losses) on securities available for sale	(203)	(1,586)	(187)	577
Reclassification adjustment for losses on
on securities available for sale included in net earnings	-	-	-	572

Total income tax expense (benefit) related to other comprehensive income	(203)	(1,586)	(187)	1,149

Total other comprehensive income (loss), net of tax	(679)	(5,319)	(624)	3,854

Total comprehensive income (loss)	$4,209	(511)	8,212	11,834

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Loss	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2023	5,534,499	$50,625	109,756	1,910	(1,910)	(39,365)	121,016

Common stock repurchase	(78,500)	(1,998)	-	-	-	-	(1,998)
Cash dividends declared on common stock	-	-	(1,929)	-	-	-	(1,929)
Equity incentive plan, net	-	-	-	33	(33)	-	-
Net earnings	-	-	3,948	-	-	-	3,948
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	55	55
Balance, March 31, 2024	5,455,999	$48,627	111,775	1,943	(1,943)	(39,310)	121,092

Cash dividends declared on common stock	-	-	(1,040)	-	-	-	(1,040)
Restricted stock units issued	1,647	51	-	-	-	-	51
Equity incentive plan, net	-	-	-	37	(37)	-	-
Net earnings	-	-	4,888	-	-	-	4,888
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(679)	(679)
Balance, June 30, 2024	5,457,646	$48,678	115,623	1,980	(1,980)	(39,989)	124,312

Balance, December 31, 2022	5,636,830	$52,636	100,156	2,181	(2,181)	(47,597)	105,195

Adoption of new accounting standard, net of tax	-	-	(838)	-	-	-	(838)
Cash dividends declared on common stock	-	-	(1,925)	-	-	-	(1,925)
Restricted stock units issued	191	6	-	-	-	-	6
Equity incentive plan, net	-	-	-	(344)	344	-	-
Net earnings	-	-	3,172	-	-	-	3,172
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	9,173	9,173
Balance, March 31, 2023	5,637,021	$52,642	100,565	1,837	(1,837)	(38,424)	114,783

Common stock repurchase	(46,222)	(833)	-	-	-	-	(833)
Cash dividends declared on common stock	-	-	(1,069)	-	-	-	(1,069)
Equity incentive plan, net	-	-	-	130	(130)	-	-
Net earnings	-	-	4,808	-	-	-	4,808
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(5,319)	(5,319)
Balance, June 30, 2023	5,590,799	$51,809	104,304	1,967	(1,967)	(43,743)	112,370

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$8,836	7,980
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,429	1,720
Provision for (recovery of) credit losses	(377)	599
Deferred income taxes	(218)	(238)
Loss on sale of investment securities net	-	2,488
Gain on sale of premises and equipment	-	(191)
Restricted stock expense	92	78
Proceeds from sales of mortgage loans held for sale	6,973	6,754
Origination of mortgage loans held for sale	(7,575)	(8,103)
Cash surrender value of life insurance	(231)	(209)
Change in:
Right of use lease asset	357	403
Other assets	961	595
Lease liability	(345)	(385)
Other liabilities	425	1,386

Net cash provided by operating activities	10,327	12,877

Cash flows from investing activities:
Purchases of investment securities available for sale	(13,729)	(6,992)
Proceeds from sales, calls and maturities of investment securities
available for sale	3,000	52,023
Proceeds from paydowns of investment securities available for sale	8,160	8,206
Proceeds from paydowns of other investment securities	128	75
Redemption (purchase) of FHLB stock	(10)	2
Net change in loans	(18,254)	(25,219)
Purchases of premises and equipment	(215)	(953)
Proceeds from sale of premises and equipment	-	1,460

Net cash provided (used) by investing activities	(20,920)	28,602

Cash flows from financing activities:
Net change in deposits	83,911	(65,691)
Net change in securities sold under agreement to repurchase	(67,891)	45,484
Proceeds from Fed Funds purchased	-	43,275
Repayments of Fed Funds purchased	-	(43,275)
Common stock repurchased	(1,998)	(833)
Cash dividends paid on common stock	(2,969)	(2,994)

Net cash provided (used) by financing activities	11,053	(24,034)

Net change in cash and cash equivalents	460	17,445

Cash and cash equivalents at beginning of period	82,375	71,596

Cash and cash equivalents at end of period	$82,835	89,041

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	2024	2023
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,607	5,948
Income taxes	$1,837	1,498

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$(624)	3,854
Restricted stock units issued	$51	6
Initial recognition of lease right-of-use asset and lease liability	$-	348
Allowance for credit losses recorded upon adoption of ASU 326, net of tax	$-	(838)

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASU’s”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of June 30, 2024, which may impact the Company’s financial statements.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-07 Segment Reporting (Topic 280)	The ASU provides amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses	Annual periods after 12/15/23 and interim periods after 12/15/24	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2023-09 Income Taxes (Topic 740)	The ASU provides amendments to improve the transparency of income tax disclosures.	January 1, 2025	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
ASU 2024-01 Compensation—Stock Compensation (Topic 718)	The ASU adds an illustrative example (with four fact patterns) on how an entity would apply Accounting Standards Codification (ASC) 718 scope guidance.	January 1, 2025	The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
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

The following table presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Beginning balance	$(39,310)	$(38,424)	$(39,365)	$(47,597)
Other comprehensive loss before reclassifications, net	(679)	(5,319)	(624)	1,938
Amounts reclassified from accumulated other comprehensive loss, net	-	-	-	1,916
Net current period other comprehensive loss	(679)	(5,319)	(624)	3,854
Ending balance	$(39,989)	$(43,743)	$(39,989)	$(43,743)

(3) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three and six months ended June 30, 2024 and 2023 is as follows:

For the three months ended June 30, 2024
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,888	5,290,856	$0.93
Effect of dilutive securities:
Restricted stock units - unvested		19,886
Shares held in deferred comp plan
by deferred compensation trust		165,608
Diluted earnings per share	$4,888	5,476,350	$0.89

For the six months ended June 30, 2024
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$8,836	5,304,763	$1.67
Effect of dilutive securities:
Restricted stock units - unvested		19,015
Shares held in deferred comp plan by deferred compensation trust		164,975
Diluted earnings per share	$8,836	5,488,753	$1.61

For the three months ended June 30, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,808	5,451,521	$0.88
Effect of dilutive securities:
Restricted stock units - unvested		20,636
Shares held in deferred comp plan by deferred compensation trust		161,749
Diluted earnings per share	$4,808	5,633,906	$0.85

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$7,980	5,463,495	$1.46
Effect of dilutive securities:
Restricted stock units - unvested		18,812
Shares held in deferred comp plan by deferred compensation trust		167,073
Diluted earnings per share	$7,980	5,649,380	$1.41

(4) Investment Securities

Investment securities available for sale at June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)
	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,978	-	872	7,106
U.S. Government sponsored enterprises	10,163	-	590	9,573
GSE - Mortgage-backed securities	257,268	176	23,296	234,148
Private label mortgage-backed securities	39,971	11	1,854	38,128
State and political subdivisions	129,796	-	25,491	104,305
Total	$445,176	187	52,103	393,260

(Dollars in thousands)
	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$10,974	-	830	10,144
U.S. Government sponsored enterprises	11,111	-	596	10,515
GSE - Mortgage-backed securities	257,705	185	22,988	234,902
Private label mortgage-backed securities	33,317	16	2,063	31,270
State and political subdivisions	129,922	-	24,829	105,093
Total	$443,029	201	51,306	391,924

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2024 and December 31, 2023 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,106	872	7,106	872
U.S. government sponsored enterprises	-	-	9,573	590	9,573	590
GSE -Mortgage-backed securities	10,239	144	210,829	23,152	221,068	23,296
Private label mortgage-backed securities	6,884	46	25,467	1,808	32,351	1,854
State and political subdivisions	-	-	104,305	25,491	104,305	25,491
Total	$17,123	190	357,280	51,913	374,403	52,103

(Dollars in thousands)
	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	10,144	830	10,144	830
U.S. government sponsored enterprises	-	-	10,515	596	10,515	596
GSE -Mortgage-backed securities	24,167	546	203,234	22,442	227,401	22,988
Private label mortgage-backed securities	3,416	43	23,095	2,020	26,511	2,063
State and political subdivisions	-	-	105,093	24,829	105,093	24,829
Total	$27,583	589	352,081	50,717	379,664	51,306

At June 30, 2024, unrealized losses in the investment securities portfolio relating to debt securities totaled $52.1 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the June 30, 2024 tables above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by U.S. Government sponsored enterprises (“GSE”), 115 of the 124 GSE mortgage-backed securities, and 13 of the 16 private label mortgage backed securities contained unrealized losses.  The Company did not have any reserves on available for sale securities at June 30, 2024, as no credit related losses were identified in the Company’s June 30, 2024 analysis.  At December 31, 2023, unrealized losses in the investment securities portfolio relating to debt securities totaled $51.3 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the December 31, 2023 tables above, all three of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by GSE, 114 of the 121 GSE mortgage-backed securities, and 12 of the 14 private label mortgage backed securities contained unrealized losses.  The Company did not have an allowance for credit losses on available for sale securities at December 31, 2023, as no credit related losses were identified in the Company’s December 31, 2023 CECL analysis.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2024, presented by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

June 30, 2024
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$2,997	2,951
Due from one to five years	17,620	15,955
Due from five to ten years	59,340	49,675
Due after ten years	107,951	90,531
Mortgage-backed securities	257,268	234,148
Total	$445,176	393,260

No securities available for sale were sold during the six months ended June 30, 2024. No securities available for sale were sold during the three months ended June 30, 2023. During the six months ended June 30, 2023, proceeds from sales of securities available for sale were $51.0 million and resulted in gross losses of $2.7 million and gross gains of $177,000.

Securities with a fair value of approximately $61.3 million and $132.0 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5) Loans

Major classifications of loans at June 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)
	June 30, 2024	December 31, 2023
Real estate loans:
Construction and land development	$119,606	136,401
Single-family residential	376,657	372,825
Commercial	456,088	425,820
Multifamily and farmland	70,701	63,042
Total real estate loans	1,023,052	998,088

Loans not secured by real estate:
Commercial	64,464	70,544
Farm	523	550
Consumer	6,483	6,966
All other	16,150	16,918

Total loans	1,110,672	1,093,066

Less allowance for credit losses	(10,016)	(11,041)

Total net loans	$1,100,656	1,082,025

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2024 and December 31, 2023:

June 30, 2024
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	41	41	119,565	119,606	-
Single-family residential	1,965	3,779	5,744	370,913	376,657	-
Commercial	1,025	-	1,025	455,063	456,088	-
Multifamily and farmland	-	69	69	70,632	70,701	-
Total real estate loans	2,990	3,889	6,879	1,016,173	1,023,052	-

Loans not secured by real estate:
Commercial	83	252	335	64,129	64,464	-
Farm	-	-	-	523	523	-
Consumer	19	15	34	6,449	6,483	-
All other	-	-	-	16,150	16,150	-
Total loans	$3,092	4,156	7,248	1,103,424	1,110,672	-

December 31, 2023
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$5	45	50	136,351	136,401	-
Single-family residential	3,761	3,302	7,063	365,762	372,825	-
Commercial	13	-	13	425,807	425,820	-
Multifamily and farmland	-	76	76	62,966	63,042	-
Total real estate loans	3,779	3,423	7,202	990,886	998,088	-

Loans not secured by real estate:
Commercial	125	463	588	69,956	70,544	-
Farm	-	1	1	549	550	-
Consumer	63	-	63	6,903	6,966	-
All other	-	-	-	16,918	16,918	-
Total loans	$3,967	3,887	7,854	1,085,212	1,093,066	-

The following table presents non-accrual loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$41	-	41
Single-family residential	3,779	-	3,779
Multifamily and farmland	69	-	69
Total real estate loans	3,889	-	3,889

Loans not secured by real estate:
Commercial	252	-	252
Consumer	15	-	15
Total	$4,156	-	4,156

	December 31, 2023
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$45	-	45
Single-family residential	3,302	-	3,302
Multifamily and farmland	76	-	76
Total real estate loans	3,423	-	3,423

Loans not secured by real estate:
Commercial	31	432	463
Consumer	1	-	1
Total	$3,455	432	3,887

No interest income was recognized on non-accrual loans for the six months ended June 30, 2024 and 2023.

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

The following tables show the amortized cost basis at June 30, 2024 and 2023 of the loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2024 and 2023, disaggregated by loan class and type of concession granted.

(Dollars in thousands)

	Amortized Cost Basis at June 30, 2024	% of Loan Class	Modification Type	Financial Effect
Loan class:
Single-family residential	201	0.05%	Interest rate reduction	Adjustable rate loan converted to fixed rate loan
Commercial not secured by real estate	73	0.11%	Term extension	Line of credit converted to amortizing term loan
Total	$274

(Dollars in thousands)

	Amortized Cost Basis at June 30, 2023	% of Loan Class	Modification Type	Financial Effect
Loan class:
Single-family residential	157	0.05%	Term extension	Forbearance agreement on matured home equity line of credit (HELOC) that was modified to 180 month term.
Commercial real estate	680	0.16%	Term extension	Extended existing amortization from 148 months to 173 months to keep existing payment the same with the current market rate.
Total	$837

No loans modified in the six months ended June 30, 2024 and 2023 that were made to borrowers experiencing financial difficulty had been written off at June 30, 2024 and 2023.

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts.  The following tables show the performance of loans that have been modified in the six months ended June 30, 2024 and 2023.

June 30, 2024
(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Single-family residential	201
Commercial not secured by real estate	73	-	-
Total	$274	-	-

June 30, 2023
(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Single-family residential	157	-	-
Commercial real estate	680	-	-
Total	$837	-	-

The following tables present changes in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended June 30, 2024
Allowance for credit losses:
Beginning balance	$3,680	3,597	2,345	313	672	2	238	10,847
Charge-offs	-	(126)	-	-	(301)	-	(145)	(572)
Recoveries	-	15	1	-	34	-	26	76
Provision (recovery) for
loan losses (1)	(362)	(2)	28	(42)	(37)	(1)	81	(335)
Ending balance	$3,318	3,484	2,374	271	368	1	200	10,016
Allowance for credit loss-loans	$3,318	3,484	2,374	271	368	1	200	10,016
Allowance for credit losses
loan commitments	1,541	1	1	-	19	-	3	1,565
Total allowance for credit losses	$4,859	3,485	2,375	271	387	1	203	11,581

Six months ended June 30, 2024
Allowance for credit losses:
Beginning balance	$3,913	3,484	2,317	268	812	2	245	11,041
Charge-offs	-	(126)	-	-	(747)	-	(355)	(1,228)
Recoveries	-	71	203	-	39	-	62	375
Provision (recovery) for
loan losses (1)	(595)	55	(146)	3	264	(1)	248	(172)
Ending balance	$3,318	3,484	2,374	271	368	1	200	10,016
Allowance for credit loss-loans	$3,318	3,484	2,374	271	368	1	200	10,016
Allowance for credit losses
loan commitments	1,541	1	1	-	19	-	3	1,565
Total allowance for credit losses	$4,859	3,485	2,375	271	387	1	203	11,581

(1) Excludes provision for credit losses related to unfunded commitments. Note 8,"Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$3,249	3,191	2,244	298	348	1	286	-	9,617
Charge-offs	-	-	-	-	(35)	-	(142)	-	(177)
Recoveries	-	111	1	-	23	-	23	-	158
Provision (recovery) for
loan losses (1)	(22)	-	120	(10)	31	1	71	-	191
Ending balance	$3,227	3,302	2,365	288	367	2	238	-	9,789
Allowance for credit loss-loans	$3,227	3,302	2,365	288	367	2	238	-	9,789
Allowance for credit losses
loan commitments	2,166	88	-	-	-	1	4	-	2,259
Total allowance for credit losses	$5,393	3,390	2,365	288	367	3	242	-	12,048

Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$1,415	3,085	3,207	164	657	-	214	1,752	10,494
Adjustment for CECL
implementation (1)	1,584	64	(986)	115	(295)	2	48	(1,752)	(1,220)
Charge-offs	-	-	-	-	(35)	-	(308)	-	(343)
Recoveries	-	123	3	-	32	-	82	-	240
Provision (recovery) for
loan losses (1)	228	30	141	9	8	-	202	-	618
Ending balance	$3,227	3,302	2,365	288	367	2	238	-	9,789
Allowance for credit loss-loans	$3,227	3,302	2,365	288	367	2	238	-	9,789
Allowance for credit losses
loan commitments	2,166	88	-	-	-	1	4	-	2,259
Total allowance for credit losses	$5,393	3,390	2,365	288	367	3	242	-	12,048

(1) Excludes adjustment for CECL implemenation and provision for credit losses related to unfunded commitments. Note 8,"Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the implementation adjustment and provision for credit losses related to unfunded commitments.

The were no collateral dependent loans individually evaluated at June 30, 2024 and December 31, 2023.

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of June 30, 2024.

	Term Loans by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Loans
June 30, 2024
Real Estate Loans
Construction and land development
Pass	$16,265	37,245	46,498	7,690	6,388	4,727	268	-	119,081
Watch	-	-	-	446	-	-	-	-	446
Substandard	-	-	-	-	-	79	-	-	79
Total Construction and land development	$16,265	37,245	46,498	8,136	6,388	4,806	268	-	119,606
Single family
Pass	$10,133	33,974	76,532	46,097	22,691	71,769	107,734	-	368,930
Watch	-	-	-	-	-	1,536	993	-	2,529
Substandard	-	-	661	-	-	4,315	222	-	5,198
Total single family	$10,133	33,974	77,193	46,097	22,691	77,620	108,949	-	376,657
Commercial
Pass	$36,985	45,955	119,567	78,229	60,282	109,391	2,212	-	452,621
Watch	-	-	-	-	-	3,062	-	-	3,062
Substandard	-	-	-	-	-	405	-	-	405
Total commercial	$36,985	45,955	119,567	78,229	60,282	112,858	2,212	-	456,088
Multifamily and farmland
Pass	$214	8,702	21,287	21,141	6,336	12,473	434	-	70,587
Watch	-	-	-	-	-	45	-	-	45
Substandard	-	-	-	-	-	69	-	-	69
Total multifamily and
farmland	$214	8,702	21,287	21,141	6,336	12,587	434	-	70,701
Total real estate loans	$63,597	125,876	264,545	153,603	95,697	207,871	111,863	-	1,023,052
Loans not secured by real estate
Commercial
Pass	$5,922	10,305	12,915	3,994	2,063	13,848	14,125	-	63,172
Watch	-	558	-	73	276	127	6	-	1,040
Substandard	-	29	223	-	-	-	-	-	252
Total Commercial	$5,922	10,892	13,138	4,067	2,339	13,975	14,131	-	64,464
Farm
Pass	$59	163	23	61	-	12	205	-	523
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$59	163	23	61	-	12	205	-	523
Consumer
Pass	$953	1,593	1,001	247	148	95	2,406	-	6,443
Watch	-	-	23	-	-	-	-	-	23
Substandard	-	-	-	-	-	14	3	-	17
Total consumer	$953	1,593	1,024	247	148	109	2,409	-	6,483
All other
Pass	$616	-	6,318	425	244	3,153	5,261	-	16,017
Watch	-	-	-	-	-	133	-	-	133
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$616	-	6,318	425	244	3,286	5,261	-	16,150
Total loans not secured
by real estate	$7,550	12,648	20,503	4,800	2,731	17,382	22,006	-	87,620
Total loans	$71,147	138,524	285,048	158,403	98,428	225,253	133,869	-	1,110,672

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs as of June 30, 2024.

	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	126	-	-	-	-	-	-	126
Single-family residential	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	126	-	-	-	-	-	-	126
Loans not secured by real estate:
Commercial	-	347	397	3	-	-	-	-	747
Consumer	-	10	4	-	-	234	-	-	248
All other	-	-	-	-	-	107	-	-	107

Total gross charge-offs	$-	483	401	3	-	341	-	-	1,228

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

(6) Leases

As of June 30, 2024, the Bank had operating right of use assets of $4.4 million and operating lease liabilities of $4.5 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices.  Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised.  Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of June 30, 2024 and 2023.

(Dollars in thousands)
	June 30, 2024	June 30, 2023

Operating lease cost	$420	$396

Other information:
Cash paid for amounts included in the measurement of lease liabilities	408	382
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	348
Weighted-average remaining lease term - operating leases	8.16	8.81
Weighted-average discount rate - operating leases	2.76%	2.69%

The following table presents lease maturities as of June 30, 2024.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	June 30, 2024

2024	$410
2025	773
2026	650
2027	612
2028	510
Thereafter	2,116
Total	5,071
Less: Imputed Interest	(584)
Operating Lease Liability	$4,487

(7) Securities Sold Under Agreements to Repurchase (“repurchase agreements”)

The Bank utilizes repurchase agreements to facilitate the needs of our customers and provide additional funding to our balance sheet. Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates the Bank to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under repurchase agreements are recorded at the amount of cash received in connection with the transaction and are reflected in the accompanying consolidated balance sheet.  Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Bank and the customer and are accounted for as secured borrowings.  At June 30, 2024 and December 31, 2023, repurchase agreements totaled $18.8 million and $86.7 million, respectively.

These borrowings were collateralized with government-sponsored enterprise securities with a market value of $28.4 million and $89.8 million at June 30, 2024 and December 31, 2023, respectively. We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	06/30/24	12/31/23
Financial instruments whose contract amount represent credit risk:

Commitments to extend credit	$372,753	367,482

Standby letters of credit	$3,810	3,721

Commitments to extend credit are conditional agreements to lend to a customer.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $376.6 million does not necessarily represent future cash requirements.

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable.  The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense.  The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans.  The allowance for credit losses for unfunded loan commitments of $1.6 million and $2.1 million at June 30, 2024 and 2023, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2024 and 2023.

(dollars in thousands)	For three months ended		For six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Beginning Balance	$1,698	$2,075	$1,770	$-
Cummulative effect of change in accounting principle	-	-	-	2,278
Provision for (recovery of) credit losses	(133)	184	(205)	(19)
Ending balance	$1,565	$2,259	$1,565	$2,259

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)
	June 30, 2024
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,106	-	7,106	-
U.S. Government sponsored enterprises	9,573	-	9,573	-
GSE - Mortgage-backed securities	234,148	-	234,148	-
Private label mortgage-backed securities	38,128	-	38,128	-
State and political subdivisions	104,305	-	104,305	-

(Dollars in thousands)
	December 31, 2023
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$10,144	-	10,144	-
U.S. Government sponsored enterprises	10,515		10,515
GSE - Mortgage-backed securities	234,902	-	234,902	-
Private label mortgage-backed securities	31,270	-	31,270	-
State and political subdivisions	105,093	-	105,093	-

The fair value measurements for individually evaluated loans on a non-recurring basis at June 30, 2024 and December 31, 2023 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value Measurements June 30, 2024	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Individually evaluated loans	$-	-	-	-

(Dollars in thousands)
	Fair Value Measurements December 31, 2023	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Individually evaluated loans	$-	-	-	-

(Dollars in thousands)
	Fair Value June 30, 2024	Fair Value December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Individually evaluated loans	$-	$-	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$82,835	82,835	-	-	82,835
Investment securities available for sale	393,260	-	393,260	-	393,260
Other investments	2,779	-	-	2,779	2,779
Mortgage loans held for sale	1,288	-	1,288	-	1,288
Loans, net	1,100,656	-	-	1,092,244	1,092,244
Mutual funds held in deferred
compensation trust	2,387	2,387	-	-	2,387

Liabilities:
Deposits	$1,475,956	-	1,479,261	-	1,479,261
Securities sold under agreements
to repurchase	18,824	-	18,824	-	18,824
Junior subordinated debentures	15,464	-	15,464	-	15,464

		Fair Value Measurements at December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$82,375	82,375	-	-	82,375
Investment securities available for sale	391,924	-	391,924	-	391,924
Other investments	2,874	-	-	2,874	2,874
Mortgage loans held for sale	686	-	686	-	686
Loans, net	1,082,025	-	-	1,071,178	1,071,178
Mutual funds held in deferred
compensation trust	2,171	2,171	-	-	2,171

Liabilities:
Deposits	$1,392,045	-	1,397,351	-	1,397,351
Securities sold under agreements
to repurchase	86,715	-	86,715	-	86,715
Junior subordinated debentures	15,464	-	15,464	-	15,464

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended June 30, 2024
Interest income	$20,060	$-	$10	$20,070
Interest expense	6,371	-	283	6,654
Net interest income	13,689	-	(273)	13,416
Provision for (recovery of) credit losses	(468)	-	-	(468)
Noninterest income	4,340	-	-	4,340
Appraisal management fee income	-	3,181	-	3,181
Noninterest expense	12,019	399	190	12,608
Appraisal management fee expense	-	2,523	-	2,523
Income tax expense (benefit)	1,423	60	(97)	1,386
Net income (loss)	$5,055	$199	$(366)	$4,888
Total assets	$1,650,872	$4,035	$491	$1,655,398
As of and for the three months ended June 30, 2023
Interest income	$17,591	$-	$8	$17,599
Interest expense	3,569	-	259	3,828
Net interest income	14,022	-	(251)	13,771
Provision for (recovery of) credit losses	375	-	-	375
Noninterest income	3,813	-	-	3,813
Appraisal management fee income	-	2,590	-	2,590
Noninterest expense	11,038	360	172	11,570
Appraisal management fee expense	-	2,049	-	2,049
Income tax expense (benefit)	1,418	42	(88)	1,372
Net income (loss)	$5,004	$139	$(335)	$4,808
Total assets	$1,606,211	$3,511	$1,852	$1,611,574
As of and for the six months ended June 30, 2024
Interest income	$39,861	$-	$19	$39,880
Interest expense	12,593	-	567	13,160
Net interest income	27,268	-	(548)	26,720
Provision for (recovery of) credit losses	(377)	-	-	(377)
Noninterest income	7,964	-	-	7,964
Appraisal management fee income	-	5,595	-	5,595
Noninterest expense	24,125	743	352	25,220
Appraisal management fee expense	-	4,427	-	4,427
Income tax expense (benefit)	2,264	98	(189)	2,173
Net income (loss)	$9,220	$327	$(711)	$8,836
Total assets	$1,650,872	$4,035	$491	$1,655,398
As of and for the six months ended June 30, 2023
Interest income	$34,384	$-	$16	$34,400
Interest expense	5,784	-	507	6,291
Net interest income	28,600	-	(491)	28,109
Provision for (recovery of) credit losses	599	-	-	599
Noninterest income	5,330	-	-	5,330
Appraisal management fee income	-	4,684	-	4,684
Noninterest expense	22,602	694	326	23,622
Appraisal management fee expense	-	3,699	-	3,699
Income tax expense (benefit)	2,327	67	(171)	2,223
Net income (loss)	$8,402	$224	$(646)	$7,980
Total assets	$1,606,211	$3,511	$1,852	$1,611,574

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

Prior to the COVID-19 pandemic, economic conditions, while not as robust as the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again.  The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets.  Subsequently, continuing supply-chain disruption and rising inflation has caused the Federal Reserve Federal Open Market Committee (“FOMC”) to increase the target federal funds rate 500 basis points since March 1, 2022 to a range of 5.25% to 5.50% at June 30, 2024.

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

Results of Operations

Summary.  Net earnings were $4.9 million or $0.93 per share and $0.89 per diluted share for the three months ended June 30, 2024, compared to $4.8 million or $0.88 per share and $0.85 per diluted share for the prior year period.  The increase in second quarter 2024 net earnings is primarily the result of an increase in non-interest income and a decrease in the provision for credit losses, which were partially offset by a decrease in net interest income and an increase in non-interest expense, compared to the prior year period, as discussed below.

Net earnings were $8.8 million or $1.67 per share and $1.61 per diluted share for the six months ended June 30, 2024, compared to $8.0 million or $1.46 per share and $1.41 per diluted share for the prior year period.  The increase in second quarter net earnings is primarily attributable to an increase in non-interest income and a decrease in the provision for credit losses, which were partially offset by a decrease in net interest income and an increase in non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.08% for the six months ended June 30, 2024, compared to 1.01% for the same period one year ago, and annualized return on average shareholders’ equity was 14.69% for the six months ended June 30, 2024, compared to 14.12% for the same period one year ago.

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

Net interest income was $13.4 million for the three months ended June 30, 2024, compared to $13.8 million for the three months ended June 30, 2023.  The decrease in net interest income is due to a $2.8 million increase in interest expense, partially offset by a $2.5 million increase in interest income.  The increase in interest income reflects a $1.9 million increase in interest income and fees on loans, a $208,000 increase in interest income on balances due from banks and a $359,000 increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve.  The increase in interest income on balances due from banks is also due to an increase in average balances outstanding and rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to increases on yields on variable rate securities and higher yields on securities purchased since June 30, 2023.  The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities.  Net interest income after the provision for credit losses was $13.9 million for the three months ended June 30, 2024, compared to $13.4 million for the three months ended June 30, 2023.  The provision for credit losses for the three months ended June 30, 2024 was a recovery of $468,000, compared to an expense of $375,000 for the three months ended June 30, 2023.  The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans, which was primarily due to a decrease in construction loan balances outstanding composed mostly of approximately  $12.7 million in loans being paid off or transitioning to permanent financing in loan categories within the portfolio with lower loss rates than the construction pool during the three months ended June 30, 2024.  In addition, the high rate environment is slowing additional construction activity resulting in a decrease combined with a decrease in unfunded construction loan commitments with approximately  $4.9 million in new commitments offset by the $9.9 million in commitments being utilized to fund loan balances or being closed-out with unused amounts for the three months ended June 30, 2024.  Provision for credit loss recoveries noted above were partially offset by an increase in net charge-offs during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to commercial and industrial loan charge-offs during the three months ended June 30 2024, which were previously reflected in reserves on individually evaluated loans.

Interest income was $20.1 million for the three months ended June 30, 2024, compared to $17.6 million for the three months ended June 30, 2023.  The increase in interest income is due to a $1.9 million increase in interest income and fees on loans, a $208,000 increase in interest income on balances due from banks and a $359,000 increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve.  The increase in interest income on balances due from banks is also due to an increase in average balances outstanding and rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to increases on yields on variable rate securities, and higher yields on securities purchased during the six months ended June 30, 2024.  During the three months ended June 30, 2024, average loans were $1.11 billion, an increase of $52.6 million from average loans of $1.06 billion for the three months ended June 30, 2023.  During the three months ended June 30, 2024, average investment securities available for sale were $445.1 million, a decrease of $5.6 million from average investment securities available for sale of $450.7 million for the three months ended June 30, 2023.  The average yield on loans for the three months ended June 30, 2024 and 2023 was 5.65% and 5.19%, respectively.  The average yield on investment securities available for sale was 3.36% and 3.01% for the three months ended June 30, 2024 and 2023, respectively.  The average yield on earning assets was 5.01% and 4.55% for the three months ended June 30, 2024 and 2023, respectively.

  Interest expense was $6.7 million for the three months ended June 30, 2024, compared to $3.8 million for the three months ended June 30, 2023.  The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities.  During the three months ended June 30, 2024, average interest-bearing non-maturity deposits were $684.8 million, a decrease of $18.7 million from average interest-bearing non-maturity deposits of $703.5 million for the three months ended June 30, 2023.  During the three months ended June 30, 2024, average certificates of deposit were $349.5 million, an increase of $143.8 million from average certificates of deposit of $205.7 million for the three months ended June 30, 2023.  The average rate paid on interest-bearing checking and savings accounts was 1.43% and 0.94% for the three months ended June 30, 2024 and 2023, respectively.  The average rate paid on certificates of deposit was 4.17% for the three months ended June 30, 2024, compared to 3.19% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 2.46% for the three months ended June 30, 2024, compared to 1.56% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2024 and 2023. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the three months ended June 30, 2024 and 2023 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,108,684	$15,571	5.65%	$1,056,062	$13,667	5.19%
Investments - taxable	308,105	3,031	3.96%	299,400	2,630	3.52%
Investments - nontaxable*	140,252	749	2.15%	154,342	793	2.06%
Due from banks	53,770	725	5.42%	40,899	517	5.07%

Total interest-earning assets	1,610,811	20,076	5.01%	1,550,703	17,607	4.55%

Non-interest earning assets:
Cash and due from banks	29,695			39,625
Allowance for credit losses	(10,795)			(9,618)
Other assets	20,297			23,206

Total assets	$1,650,008			$1,603,916

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$684,782	$2,438	1.43%	$703,495	$1,648	0.94%
Time deposits	349,514	3,628	4.17%	205,687	1,638	3.19%
Junior subordinated debentures	15,464	283	7.36%	15,464	259	6.72%
Other	39,431	305	3.11%	56,673	283	2.00%

Total interest-bearing liabilities	1,089,191	6,654	2.46%	981,319	3,828	1.56%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	427,299			494,568
Other liabilities	14,075			13,939
Shareholders' equity	119,443			114,090

Total liabilities and shareholders' equity	$1,650,008			$1,603,916

Net interest spread		$13,422	2.55%		$13,779	2.99%

Net yield on interest-earning assets			3.35%			3.56%

Taxable equivalent adjustment
Investment securities		$6			$8

Net interest income		$13,416			$13,771

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $10.4 million in 2024 and $11.8 million in 2023.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

Year to date net interest income was $26.7 million for the six months ended June 30, 2024, compared to $28.1 million for the six months ended June 30, 2023.  The decrease in net interest income is due to a $6.9 million increase in interest expense, partially offset by a $5.5 million increase in interest income.  The increase in interest income reflects a $4.2 million increase in interest income and fees on loans, a $732,000 increase in interest income on balances due from banks and a $589,000 increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve.  The increase in interest income on balances due from banks is also due to an increase in average balances outstanding and rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to increases on yields on variable rate securities and higher yields on securities purchased since June 30, 2023.  The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities.  Net interest income after the provision for credit losses was $27.1 million for the six months ended June 30, 2024, compared to $27.5 million for the six months ended June 30, 2023.  The provision for credit losses for the six months ended June 30, 2024 was a recovery of $377,000, compared to an expense of $599,000 for the six months ended June 30, 2023.  The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans, which was primarily due to a decrease in construction loan balances outstanding composed mostly of approximately  $29.1 million in loans being paid off or transitioning to permanent financing in loan categories within the portfolio with lower loss rates than the construction pool during the first six months ending June 30, 2024.  In addition, the high rate environment is slowing additional construction activity resulting in a decrease in unfunded construction loan commitments with approximately  $12.4 million in new commitments offset by the $19.5 million in commitments being utilized to fund loan balances or being closed-out with unused amounts for the six months ended June 30, 2024.  Provision for credit loss recoveries noted above were partially offset by an increase in net charge-offs during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to commercial and industrial loan charge-offs during the six months ended June 30 2024, which were previously reflected in reserves on individually evaluated loans.

Interest income was $39.9 million for the six months ended June 30, 2024, compared to $34.4 million for the six months ended June 30, 2023.  The increase in interest income is due to a $4.2 million increase in interest income and fees on loans, a $732,000 increase in interest income on balances due from banks and a $589,000 increase in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve.  The increase in interest income on balances due from banks is also due to an increase in balances outstanding and rate increases by the Federal Reserve.  The increase in interest income on investment securities is primarily due to increases on yields on variable rate securities, and higher yields on securities purchased during the six months ended June 30, 2024.  During the six months ended June 30, 2024, average loans were $1.10 billion, an increase of $54.0 million from average loans of $1.05 billion for the six months ended June 30, 2023.  During the six months ended June 30, 2024, average investment securities available for sale were $444.3 million, a decrease of $19.1 million from average investment securities available for sale of $463.4 million for the six months ended June 30, 2023.  The average yield on loans for the six months ended June 30, 2024 and 2023 was 5.61% and 5.12%, respectively.  The average yield on investment securities available for sale was 3.36% and 3.00% for the six months ended June 30, 2024 and 2023, respectively.  The average yield on earning assets was 4.99% and 4.48% for the six months ended June 30, 2024 and 2023, respectively.

  Interest expense was $13.2 million for the six months ended June 30, 2024, compared to $6.3 million for the six months ended June 30, 2023.  The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities.  During the six months ended June 30, 2024, average interest-bearing non-maturity deposits were $666.5 million, a decrease of $72.6 million from average interest-bearing non-maturity deposits of $739.1 million for the six months ended June 30, 2023.  During the six months ended June 30, 2024, average certificates of deposit were $350.9 million, an increase of $188.4 million from average certificates of deposit of $162.5 million for the six months ended June 30, 2023.  The average rate paid on interest-bearing checking and savings accounts was 1.36% and 0.86% for the six months ended June 30, 2024 and 2023, respectively.  The average rate paid on certificates of deposit was 4.19% for the six months ended June 30, 2024, compared to 2.67% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 2.43% for the six months ended June 30, 2024, compared to 1.31% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2024 and 2023. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the six months ended June 30, 2024 and 2023 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Six months ended			Six months ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,100,671	30,709	5.61%	$1,046,646	26,550	5.12%
Investments - taxable	311,064	6,040	3.90%	328,148	5,460	3.36%
Investments - nontaxable*	136,517	1,512	2.23%	138,330	1,548	2.26%
Due from banks	60,144	1,632	5.46%	36,698	900	4.95%

Total interest-earning assets	1,608,396	39,893	4.99%	1,549,822	34,458	4.48%

Non-interest earning assets:
Cash and due from banks	30,870			38,576
Allowance for credit losses	(10,929)			(10,028)
Other assets	20,568			21,892

Total assets	$1,648,905			$1,600,262

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$666,544	4,498	1.36%	$739,100	3,136	0.86%
Time deposits	350,881	7,309	4.19%	162,465	2,154	2.67%
Junior subordinated debentures	15,464	567	7.37%	15,464	507	6.61%
Other	56,063	786	2.82%	49,494	494	2.01%

Total interest-bearing liabilities	1,088,952	13,160	2.43%	966,523	6,291	1.31%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	427,524			508,975
Other liabilities	11,502			10,799
Shareholders' equity	120,927			113,965

Total liabilities and shareholders' equity	$1,648,905			$1,600,262

Net interest spread		$26,733	2.56%		$28,167	3.17%

Net yield on interest-earning assets			3.34%			3.67%

Taxable equivalent adjustment
Investment securities		$13			$58

Net interest income		$26,720			$28,109

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $10.6 million in 2024 and $11.8 million in 2023.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended June 30, 2024 compared to three months ended June 30, 2023			Six months ended June 30, 2024 compared to six months ended June 30, 2023
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$710	1,194	1,904	1,439	2,720	4,159
Investments - taxable	81	320	401	(308)	888	580
Investments - nontaxable	(74)	30	(44)	(20)	(16)	(36)
Due from banks	168	40	208	606	126	732
Total interest income	885	1,584	2,469	1,717	3,718	5,435

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	(55)	845	790	(399)	1,761	1,362
Time deposits	1,319	671	1,990	3,211	1,944	5,155
Junior subordinated debentures	-	24	24	-	60	60
Other	(110)	132	22	79	213	292
Total interest expense	1,154	1,672	2,826	2,891	3,978	6,869
Net interest income	$(269)	(88)	(357)	(1,174)	(260)	(1,434)

Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2024 was a recovery of $468,000, compared to an expense of $375,000 for the three months ended June 30, 2023. The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans, which was primarily due to a decrease in construction loan balances outstanding composed mostly of approximately $12.7 million in loans being paid off or transitioning to permanent financing in other loan categories within the portfolio with lower loss rates than the construction pool during the three months ended June 30, 2024. In addition, the high rate environment is slowing additional construction activity resulting in a decrease in unfunded construction loan commitments with approximately $4.9 million in new commitments offset by the $9.9 million in commitments being utilized to fund loan balances or being closed-out with unused amounts for the three months ended June 30, 2024.

The provision for credit losses for the six months ended June 30, 2024 was a recovery of $377,000, compared to an expense of $599,000 for the six months ended June 30, 2023. The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans, which was primarily due to a decrease in construction loan balances outstanding composed mostly of approximately $29.1 million in loans being paid off or transitioning to permanent financing in other loan categories within the portfolio with lower loss rates than the construction pool during the first six months ending June 30, 2024. In addition, the high rate environment is slowing additional construction activity resulting in a decrease in unfunded construction loan commitments with approximately $12.4 million in new commitments offset by $19.5 million in commitments being utilized to fund loan balances or being closed-out with unused amounts for the six months ended June 30, 2024.

Non-Interest Income. Non-interest income was $7.5 million for the three months ended June 30, 2024, compared to $6.4 million for the three months ended June 30, 2023. The increase in non-interest income is primarily attributable to a $591,000 increase in appraisal management fee income due to an increase in appraisal volume and a $444,000 increase in miscellaneous non-interest income primarily due to an increase in income on Small Business Investment Company (SBIC) investments.

Non-interest income was $13.6 million for the six months ended June 30, 2024, compared to $10.0 million for the six months ended June 30, 2023.  The increase in non-interest income is primarily attributable to a $2.5 million net loss on the sales of securities during the six months ended June 30, 2023 compared to no losses in the six months ended June 30, 2024, and a $911,000 increase in appraisal management fee income due to an increase in appraisal volume.

Non-Interest Expense. Non-interest expense was $15.1 million for the three months ended June 30, 2024, compared to $13.6 million for the three months ended June 30, 2023.  The increase in non-interest expense is primarily attributable to a $541,000 increase in salaries and employee benefits expense primarily due to increases in salary and restricted stock expenses, a $474,000 increase in appraisal management fee expense due to an increase in appraisal volume, a $185,000 increase in professional fees, a $143,000 increase in debit card expense and a $174,000 increase in miscellaneous non-interest expense.

Non-interest expense was $29.6 million for the six months ended June 30, 2024, compared to $27.3 million for the six months ended June 30, 2023. The increase in non-interest expense is primarily attributable to a $1.0 million increase in salaries and employee benefits expense primarily due to increases in salary, medical insurance and restricted stock expenses, a $728,000 increase in appraisal management fee expense due to an increase in appraisal volume, A $221,000 increase in occupancy expense, a $178,000 increase in professional fees and a $182,000 increase in debit card expense.

Income Taxes. Income tax expense was $1.4 million for the three months ended June 30, 2024 and 2023. The effective tax rate was 22.09% for the three months ended June 30, 2024, compared to 22.20% for the three months ended June 30, 2023. Income tax expense was $2.2 million for the six months ended June 30, 2024 and 2023. The effective tax rate was 19.74% for the six months ended June 30, 2024, compared to 21.79% for the six months ended June 30, 2023.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $393.3 million as of June 30, 2024, compared to $391.9 million as of December 31, 2023. Average investment securities available for sale for the six months ended June 30, 2024 were $444.3 million, compared to $454.8 million for the year ended December 31, 2023.

Loans. Total loans were $1.11 billion as of June 30, 2024, compared to $1.09 billion at December 31, 2023. Average loans represented 68% of average earning assets for the three months ended June 30, 2024 and the year ended December 31, 2023.

The Bank had $1.3 million and $686,000 in mortgage loans held for sale as of June 30, 2024 and December 31, 2023, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At June 30, 2024, the Bank had $117.9 million in residential mortgage loans, $108.6 million in home equity loans and $675.8 million in commercial mortgage loans, which include $256.8 million secured by commercial property and $149.0 million secured by residential property. At December 31, 2023, the Bank had $112.8 million in residential mortgage loans, $107.7 million in home equity loans and $639.9 million in commercial mortgage loans, which include $488.9 million secured by commercial property and $151.0 million secured by residential property. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization

Allowance for Credit Losses (ACL). The allowance for credit losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of June 30, 2024. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

The ACL balance was $10.0 million at June 30, 2024 as compared to $11.0 million at December 31, 2023. The decrease is primarily composed of a $541,000 decrease in allowance for other construction loans, all land development, and other land loans as a result of loan balance decreases in this category during the six months ended June 30, 2024 and a $442,000 decrease in allowance for commercial and industrial loans primarily due to a $432,000 decrease in reserves on individually evaluated loans in this category at June 30, 2024 as compared to December 31, 2023.

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

The portion of the ACL balance attributable to qualitative factors was $4.9 million at June 30, 2024, compared to $5.2 million at December 31, 2023.  The decrease of $284,000 between these periods is mainly attributable to the decrease in reserves of $299,000 for other construction loans and all land development and other land loans as a result of decreases in loan balances for this category.  No changes to the risk status of any of the risk factors was made during the second quarter of 2024.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.  There were no loans individually evaluated as of June 30, 2024, and two loans totaling $432,000 were individually evaluated as of December 31, 2023.  Reserves on individually evaluated loans were $432,000 at December 31, 2023.

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

The allowance for credit losses on off-balance sheet credit exposures was $1.6 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively.  The decrease of $205,000 during the six months ended June 30, 2024 was primarily due to a $239,000 decrease in the allowance balance for other construction loans and all land development and other land loans.  The overall balances in this category decreased $22.4 million during the six months ended June 30, 2024.  While off balance sheet credit exposures increased in total from December 31, 2023 to June 30, 2024, the majority of the increase was in unfunded commitments on commercial real estate loans and commercial loans not secured by real estate that have lower reserve rates than other construction loans and all land development and other land loans, which resulted in the overall decrease in the allowance for credit losses on off-balance sheet credit exposures.

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third-party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The board of directors of the Bank (“the Bank Board”) reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

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

Non-performing Assets. Non-performing assets were $4.2 million or 0.25% of total assets at June 30, 2024, compared to $3.9 million or 0.24% of total assets at December 31, 2023. Non-accrual loans were $4.2 million at June 30, 2024, compared to $3.9 million at December 31, 2023. As a percentage of total loans outstanding, non-accrual loans were 0.37% at June 30, 2024, compared to 0.36% at December 31, 2023. Non-accrual loans over $250,000 are individually evaluated for specific reserves. Non-performing assets include $3.9 million in commercial and residential mortgage loans and $267,000 in other loans at June 30, 2024, compared to $3.4 million in commercial and residential mortgage loans and $464,000 in other loans at December 31, 2023. The Bank had no loans 90 days past due and still accruing at June 30, 2024 and December 31, 2023. The Bank had no other real estate owned at June 30, 2024 and December 31, 2023.

Deposits. Deposits were $1.48 billion as of June 30, 2024, compared to $1.39 billion as of December 31, 2023. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.33 billion at June 30, 2024, compared to $1.24 billion at December 31, 2023. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of more than $250,000 totaled $147.3 million at June 30, 2024, compared to $148.9 million December 31, 2023.

Estimated uninsured deposits totaled $378.6 million, or 25.65% of total deposits, at June 30, 2024, compared to $382.1 million, or 27.45% of total deposits, at December 31, 2023.  Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at June 30, 2024.

Borrowed Funds.  There were no FHLB borrowings outstanding at June 30, 2024 and December 31, 2023.  Securities sold under agreements to repurchase were $18.8 million at June 30, 2023, compared to $86.7 million at December 31, 2023.  The decrease in securities sold under agreements to repurchase is primarily due to customers transferring funds from securities sold under agreements to repurchase to deposits via the IntraFi network’s Insured Cash Sweep (“ICS”) during the six months ended June 30, 2024

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at June 30, 2024 and December 31, 2023.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year.  Rate sensitive assets therefore include both loans and available for sale securities.  Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds.  Average rate sensitive assets for the six months ended June 30, 2024 totaled $1.61 billion, exceeding average rate sensitive liabilities of $1.09 billion by $519.4 million.

The Company has an overall interest rate risk management strategy that may incorporate the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  By using derivative instruments, the Company is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative.  The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.  The Company did not have any interest rate derivatives outstanding as of June 30, 2024.

Included in the rate sensitive assets are $181.5 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC.  Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate.  At June 30, 2024, the Company had $124.1 million in loans with interest rate floors.  No floors were in effect on  loans with floors on interest rates charged at June 30, 2024.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2024, such unfunded commitments to extend credit were $372.8 million, while commitments in the form of standby letters of credit totaled $3.8 million. As of December 31, 2023, such unfunded commitments to extend credit were $367.5 million, while commitments in the form of standby letters of credit totaled $3.7 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2024, the Bank’s core deposits, a non-GAAP measure, totaled $1.33 billion, or 90% of total deposits. As of December 31, 2023, the Bank’s core deposits totaled $1.24 billion, or 89% of total deposits.

The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Bank’s ratio of wholesale funding to total assets was 0.49% and 0.50% as of June 30, 2024 and December 31, 2023, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets.  There were no FHLB borrowings outstanding at June 30, 2024 and December 31, 2023.  At June 30, 2024, the carrying value of loans pledged as collateral to the FHLB totaled $215.9 million compared to $214.1 million at December 31, 2023.  The remaining availability under the line of credit with the FHLB was $125.0 million at June 30, 2024 compared to $122.2 million at December 31, 2023.  The Bank had no borrowings from the FRB at June 30, 2024 or December 31, 2023.  FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB.  At June 30, 2024, the carrying value of loans pledged as collateral to the FRB totaled $619.3 million compared to $611.2 million at December 31, 2023.  Availability under the line of credit with the FRB was $483.9 million at June 30, 2024 compared to $445.1 million at December 31, 2023.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2024.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 28.91% at June 30, 2024 and 25.39% at December 31, 2023.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2024 and December 31, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.

Capital Resources.  Shareholders’ equity was $124.3 million, or 7.51% of total assets, at June 30, 2024, compared to $121.0 million, or 7.40% of total assets, at December 31, 2023.

Annualized return on average equity for the six months ended June 30, 2024 was 14.69%, compared to 14.12% for the six months ended June 30, 2023.  Total cash dividends paid on common stock were $3.0 million for the six months ended June 30, 2024 and 2023.

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

In June of 2024, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock.  Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice.  The Company had not repurchased any shares of its common stock under this stock repurchase program as of June 30, 2024.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital includes $15.0 million in trust preferred securities at June 30, 2024 and December 31, 2023.  The Company’s Tier 1 capital ratio was 14.15% and 13.94% at June 30, 2024 and December 31, 2023, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 15.07% and 14.96% at June 30, 2024 and December 31, 2023, respectively.  The Company’s common equity Tier 1 capital consists of common stock and retained earnings.   The Company’s common equity Tier 1 capital ratio was 12.97% and 12.75% at June 30, 2024 and December 31, 2023, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 10.60% and 10.51% at June 30, 2024 and December 31, 2023, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.04% and 13.83% at June 30, 2024 and December 31, 2023, respectively.  The total risk-based capital ratio for the Bank was 14.95% and 14.85% at June 30, 2024 and December 31, 2023, respectively.   The Bank’s common equity Tier 1 capital ratio was 14.04% and 13.83% at June 30, 2024 and December 31, 2023, respectively.  The Bank’s Tier 1 leverage capital ratio was 10.43% and 10.35% at June 30, 2024 and December 31, 2023, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2024	1,277	$28.76	-	$-

May 1 - 31, 2024	-	$-	-	$-

June 1 - 30, 2024	-	$-	-	$2,000,000

Total	1,277	$28.76	-

(1) The Company purchased 1,277 shares on the open market in the three months ended June, 2024 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3) Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in June 2024.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (3)(i)(d)	Articles of Amendment dated May 6, 2021, incorporated by reference to Exhibit (3)(i)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 18, 2022

Exhibit (3)(ii)	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the Securities and Exchange Commission on June 24, 2015

Exhibit (4)(I	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2024, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 6, 2024	/s/ Lance A. Sellers
Date	Lance A. Sellers President and Chief Executive Officer (Principal Executive Officer)

August 6, 2024	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

