Form 10-Q
period 2024-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2024-11-05
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,457,646 shares of common stock, outstanding at October 31, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Balance Sheets
September 30, 2024 and December 31, 2023
(Dollars in thousands)

	September 30	December 31,
Assets	2024	2023
	(Unaudited)	(Audited)

Cash and due from banks	$36,061	32,819
Interest-bearing deposits	37,101	49,556
Cash and cash equivalents	73,162	82,375

Investment securities available for sale	398,573	391,924
Other investments	2,753	2,874
Total securities	401,326	394,798

Mortgage loans held for sale	1,218	686

Loans	1,124,177	1,093,066
Less allowance for credit losses	(10,616)	(11,041)
Net loans	1,113,561	1,082,025

Premises and equipment, net	15,206	16,702
Cash surrender value of life insurance	18,482	18,134
Right of use lease asset	4,194	4,731
Accrued interest receivable and other assets	34,501	36,459
Total assets	$1,661,650	1,635,910

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$408,766	432,687
Interest-bearing demand, MMDA & savings	728,142	620,244
Time, over $250,000	143,573	148,904
Other time	199,496	190,210
Total deposits	1,479,977	1,392,045

Securities sold under agreements to repurchase	8,429	86,715
Junior subordinated debentures	15,464	15,464
Lease liability	4,312	4,832
Accrued interest payable and other liabilities	17,186	15,838
Total liabilities	1,525,368	1,514,894

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,457,646 shares at September 30, 2024 and 5,534,499 shares at December 31, 2023	48,678	50,625
Common stock held by deferred compensation trust, at cost; 158,905
shares at September 30, 2024 and 163,702 shares at December 31, 2023	(1,772)	(1,910)
Deferred compensation	1,772	1,910
Retained earnings	118,542	109,756
Accumulated other comprehensive loss	(30,938)	(39,365)
Total shareholders' equity	136,282	121,016

Total liabilities and shareholders' equity	$1,661,650	1,635,910

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$16,098	14,145	46,807	40,695
Interest on due from banks	608	606	2,240	1,506
Interest on investment securities:
U.S. Government sponsored enterprises	2,503	2,358	7,645	6,868
State and political subdivisions	695	696	2,085	2,254
Other	563	501	1,570	1,383
Total interest income	20,467	18,306	60,347	52,706

Interest expense:
NOW, MMDA & savings deposits	2,892	1,752	7,390	4,888
Time deposits	3,611	2,512	10,920	4,666
Junior subordinated debentures	283	284	850	791
Other	132	418	918	912
Total interest expense	6,918	4,966	20,078	11,257

Net interest income	13,549	13,340	40,269	41,449

Provision for (recovery of) credit losses	297	562	(80)	1,161

Net interest income after provision for loan losses	13,252	12,778	40,349	40,288

Non-interest income:
Service charges	1,515	1,412	4,201	4,081
Other service charges and fees	163	165	527	510
Gain (loss) on sale of securities, net	5	-	5	(2,488)
Mortgage banking income	138	72	263	204
Insurance and brokerage commissions	252	291	717	725
Appraisal management fee income	3,073	2,785	8,668	7,469
Miscellaneous	1,949	2,049	6,273	6,286
Total non-interest income	7,095	6,774	20,654	16,787

Non-interest expense:
Salaries and employee benefits	6,602	6,722	20,409	19,508
Occupancy	2,446	1,988	6,662	5,983
Professional fees	590	406	1,617	1,255
Advertising	188	217	565	562
Debit card expense	333	392	1,070	947
FDIC Insurance	189	186	572	556
Appraisal management fee expense	2,436	2,182	6,863	5,881
Miscellaneous	2,232	2,162	6,905	6,884
Total non-interest expense	15,016	14,255	44,663	41,576

Earnings before income taxes	5,331	5,297	16,340	15,499

Income tax expense	1,373	1,170	3,546	3,393

Net earnings	$3,958	4,127	12,794	12,106

Basic net earnings per share	$0.74	0.76	2.41	2.22
Diluted net earnings per share	$0.72	0.74	2.33	2.15
Cash dividends declared per share	$0.19	0.19	0.73	0.72

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,958	4,127	12,794	12,106

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale	11,756	(9,408)	10,945	(6,892)

Reclassification adjustment for (gains) losses on securities available for sale included in net earnings	(5)	-	(5)	2,488

Total other comprehensive income (loss), before income taxes	11,751	(9,408)	10,940	(4,404)

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gains (losses) on securities available for sale	2,701	(2,162)	2,514	(1,584)

Reclassification adjustment for (gains) losses on securities available for sale included in net earnings	(1)	-	(1)	572

Total income tax expense (benefit) related to other comprehensive income	2,700	(2,162)	2,513	(1,012)

Total other comprehensive income (loss), net of tax	9,051	(7,246)	8,427	(3,392)

Total comprehensive income (loss)	$13,009	(3,119)	21,221	8,714

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Loss	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2023	5,534,499	$50,625	109,756	1,910	(1,910)	(39,365)	121,016

Common stock repurchase	(78,500)	(1,998)	-	-	-	-	(1,998)
Cash dividends declared on common stock	-	-	(1,929)	-	-	-	(1,929)
Equity incentive plan, net	-	-	-	33	(33)	-	-
Net earnings	-	-	3,948	-	-	-	3,948
Change in accumulated other comprehensive income , net of tax	-	-	-	-	-	55	55
Balance, March 31, 2024	5,455,999	$48,627	111,775	1,943	(1,943)	(39,310)	121,092

Cash dividends declared on common stock	-	-	(1,040)	-	-	-	(1,040)
Restricted stock units issued	1,647	51	-	-	-	-	51
Equity incentive plan, net	-	-	-	37	(37)	-	-
Net earnings	-	-	4,888	-	-	-	4,888
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(679)	(679)
Balance, June 30, 2024	5,457,646	$48,678	115,623	1,980	(1,980)	(39,989)	124,312

Cash dividends declared on common stock	-	-	(1,039)	-	-	-	(1,039)
Equity incentive plan, net	-	-	-	(208)	208	-	-
Net earnings	-	-	3,958	-	-	-	3,958
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	9,051	9,051
Balance, September 30, 2024	5,457,646	$48,678	118,542	1,772	(1,772)	(30,938)	136,282

Balance, December 31, 2022	5,636,830	$52,636	100,156	2,181	(2,181)	(47,597)	105,195

Adoption of new accounting standard, net of tax	-	-	(838)	-	-	-	(838)
Cash dividends declared on common stock	-	-	(1,925)	-	-	-	(1,925)
Restricted stock units issued	191	6	-	-	-	-	6
Equity incentive plan, net	-	-	-	(344)	344	-	-
Net earnings	-	-	3,171	-	-	-	3,171
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	9,173	9,173
Balance, March 31, 2023	5,637,021	$52,642	100,564	1,837	(1,837)	(38,424)	114,782

Common stock repurchase	(46,222)	(833)	-	-	-	-	(833)
Cash dividends declared on common stock	-	-	(1,069)	-	-	-	(1,069)
Equity incentive plan, net	-	-	-	130	(130)	-	-
Net earnings	-	-	4,808	-	-	-	4,808
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(5,319)	(5,319)
Balance, June 30, 2023	5,590,799	$51,809	104,303	1,967	(1,967)	(43,743)	112,369

Common stock repurchase	(41,000)	(840)	-	-	-	-	(840)
Cash dividends declared on common stock	-	-	(1,058)	-	-	-	(1,058)
Equity incentive plan, net	-	-	-	44	(44)	-	-
Net earnings	-	-	4,127	-	-	-	4,127
Change in accumulated other comprehensive loss, net of tax	-	-	-	-	-	(7,246)	(7,246)
Balance, September 30, 2023	5,549,799	$50,969	107,372	2,011	(2,011)	(50,989)	107,352

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	2024	2023
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$12,794	12,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,184	2,416
Provision for (recovery of) credit losses	(80)	1,161
Deferred income taxes	(63)	(248)
Gain on sale of held for sale mortgage loans	(211)	(155)
(Gain) loss on sale of investment securities net	(5)	2,488
Write-down of premises and equipment	362	-
Gain on sale of premises and equipment	-	(185)
Restricted stock expense	84	(7)
Proceeds from sales of mortgage loans held for sale	14,677	11,186
Origination of mortgage loans held for sale	(14,998)	(12,668)
Cash surrender value of life insurance	(348)	(318)
Change in:
Right of use lease asset	537	578
Other assets	(401)	(93)
Lease liability	(520)	(553)
Other liabilities	1,264	1,357

Net cash provided by operating activities	15,276	17,065

Cash flows from investing activities:
Purchases of investment securities available for sale	(23,521)	(6,992)
Proceeds from sales, calls and maturities of investment securities available for sale	14,708	52,023
Proceeds from paydowns of investment securities available for sale	12,449	13,898
Proceeds from paydowns of other investment securities	128	112
Purchase of FHLB stock	(10)	(323)
Net change in loans	(31,456)	(45,862)
Purchases of premises and equipment	(427)	(1,522)
Proceeds from sale of premises and equipment	-	1,460

Net cash provided (used) by investing activities	(28,129)	12,794

Cash flows from financing activities:
Net change in deposits	87,932	(54,447)
Net change in securities sold under agreement to repurchase	(78,286)	35,336
Proceeds from Fed Funds purchased	-	43,275
Repayments of Fed Funds purchased	-	(43,275)
Common stock repurchased	(1,998)	(1,673)
Cash dividends paid on common stock	(4,008)	(4,052)

Net cash provided (used) by financing activities	3,640	(24,836)

Net change in cash and cash equivalents	(9,213)	5,023

Cash and cash equivalents at beginning of period	82,375	71,596

Cash and cash equivalents at end of period	$73,162	76,619

PEOPLES BANCORP OF NORTH CAROLINA, INC.
Consolidated Statements of Cash Flows, continued
Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	2024	2023
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,501	10,766
Income taxes	$3,149	3,462

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$8,427	(3,392)
Restricted stock units issued	$51	6
Initial recognition of lease right-of-use asset and lease liability	$-	370
Allowance for credit losses recorded upon adoption of ASU 326, net of tax	$-	(838)

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASU’s”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of September 30, 2024, which may impact the Company’s financial statements.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-07 Segment Reporting (Topic 280)	The ASU provides amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses	Annual periods after 12/15/23 and interim periods after 12/15/24

The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position.  The adoption of this guidance is expected to have an immaterial impact on disclosures.

ASU 2023-09 Income Taxes (Topic 740)	The ASU provides amendments to improve the transparency of income tax disclosures.	January 1, 2025

The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position.  The adoption of this guidance is expected to have an immaterial impact on disclosures.

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

The following table presents the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2024

Beginning balance	$(39,310)	$(38,424)	$(39,365)	$(47,597)
Other comprehensive loss before reclassifications, net	8,376	(12,565)	8,431	(5,308)
Amounts reclassified from accumulated other comprehensive (gain) loss, net	(4)	-	(4)	1,916
Net current period other comprehensive gain (loss)	8,372	(12,565)	8,427	(3,392)
Ending balance	$(30,938)	$(50,989)	$(30,938)	$(50,989)

(3)	Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

Shares held in the deferred compensation plan by the deferred compensation trust are excluded for purposes of calculating the weighted average number of shares outstanding and basic earnings per share in accordance with ASC 260-10-45-40 and ASC 260-10-45-45 through ASC 260-26010-45-46. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 is as follows:

For the three months ended September 30, 2024
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,958	5,295,765	$0.74
Effect of dilutive securities:
Restricted stock units - unvested		22,616
Shares held in deferred comp plan by deferred compensation trust		162,576
Diluted earnings per share	$3,958	5,480,957	$0.72

For the nine months ended September 30, 2024
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$12,794	5,301,742	$2.41
Effect of dilutive securities:
Restricted stock units - unvested		20,224
Shares held in deferred comp plan by deferred compensation trust		161,304
Diluted earnings per share	$12,794	5,483,270	$2.33

For the three months ended September 30, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,127	5,402,048	$0.76
Effect of dilutive securities:
Restricted stock units - unvested		19,070
Shares held in deferred comp plan by deferred compensation trust		166,168
Diluted earnings per share	$4,127	5,587,286	$0.74

For the nine months ended September 30, 2023
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$12,106	5,442,788	$2.22
Effect of dilutive securities:
Restricted stock units - unvested		18,899
Shares held in deferred comp plan by deferred compensation trust		168,099
Diluted earnings per share	$12,106	5,629,786	$2.15

(4)	Investment Securities

Investment securities available for sale at September 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)
	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,980	-	606	7,374
U.S. Government sponsored enterprises	9,540	-	433	9,107
GSE - Mortgage-backed securities	247,554	263	17,900	229,917
Private label mortgage-backed securities	43,931	166	1,137	42,960
State and political subdivisions	129,733	-	20,518	109,215
Total	$438,738	429	40,594	398,573

(Dollars in thousands)
	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$10,974	-	830	10,144
U.S. Government sponsored enterprises	11,111	-	596	10,515
GSE - Mortgage-backed securities	257,705	185	22,988	234,902
Private label mortgage-backed securities	33,317	16	2,063	31,270
State and political subdivisions	129,922	-	24,829	105,093
Total	$443,029	201	51,306	391,924

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2024 and December 31, 2023 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,374	606	7,374	606
U.S. government sponsored enterprises	-	-	9,107	433	9,107	433
GSE -Mortgage-backed securities	8,961	114	206,059	17,786	215,020	17,900
Private label mortgage-backed securities	4,001	19	22,438	1,118	26,439	1,137
State and political subdivisions	-	-	109,215	20,518	109,215	20,518
Total	$12,962	133	354,193	40,461	367,155	40,594

(Dollars in thousands)
	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	10,144	830	10,144	830
U.S. government sponsored enterprises	-	-	10,515	596	10,515	596
GSE -Mortgage-backed securities	24,167	546	203,234	22,442	227,401	22,988
Private label mortgage-backed securities	3,416	43	23,095	2,020	26,511	2,063
State and political subdivisions	-	-	105,093	24,829	105,093	24,829
Total	$27,583	589	352,081	50,717	379,664	51,306

At September 30, 2024, unrealized losses in the investment securities portfolio relating to debt securities totaled $40.6 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the September 30, 2024 tables above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by U.S. Government sponsored enterprises (“GSE”), 110 of the 118 GSE mortgage-backed securities, and 11 of the 16 private label mortgage backed securities contained unrealized losses. The Company did not have any reserves on available for sale securities at September 30, 2024, as no credit related losses were identified in the Company’s September 30, 2024 Current Expected Credit Loss (“CECL”) analysis. At December 31, 2023, unrealized losses in the investment securities portfolio relating to debt securities totaled $51.3 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2023 tables above, all three of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by GSE, 114 of the 121 GSE mortgage-backed securities, and 12 of the 14 private label mortgage backed securities contained unrealized losses. The Company did not have an allowance for credit losses on available for sale securities at December 31, 2023, as no credit related losses were identified in the Company’s December 31, 2023 CECL analysis.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2024, presented by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

September 30, 2024
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$7,929	7,910
Due from one to five years	18,615	17,437
Due from five to ten years	66,312	57,372
Due after ten years	98,328	85,937
Mortgage-backed securities	247,554	229,917
Total	$438,738	398,573

During the three and nine months ended September 30, 2024, proceeds from sales of securities available for sale were $11.7 million and resulted in gross gains of $33,000 and gross losses of $28,000. No securities available for sale were sold during the three months ended September 30, 2023. During the nine months ended September 30, 2023, proceeds from sales of securities available for sale were $51.0 million and resulted in gross losses of $2.7 million and gross gains of $177,000.

Securities with a fair value of approximately $50.6 million and $132.0 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5)	Loans

Major classifications of loans at September 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)
	September 30, 2024	December 31, 2023
Real estate loans:
Construction and land development	$124,322	136,401
Single-family residential	378,697	372,825
Commercial	462,917	425,820
Multifamily and farmland	69,860	63,042
Total real estate loans	1,035,796	998,088

Loans not secured by real estate:
Commercial	65,364	70,544
Farm	478	550
Consumer	6,717	6,966
All other	15,822	16,918

Total loans	1,124,177	1,093,066

Less allowance for credit losses	(10,616)	(11,041)

Total net loans	$1,113,561	1,082,025

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2024 and December 31, 2023:

September 30, 2024
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$131	38	169	124,153	124,322	-
Single-family residential	1,159	3,612	4,771	373,926	378,697	-
Commercial	427	6	433	462,484	462,917	-
Multifamily and farmland	-	-	-	69,860	69,860	-
Total real estate loans	1,717	3,656	5,373	1,030,423	1,035,796	-

Loans not secured by real estate:
Commercial	175	250	425	64,939	65,364	-
Farm	-	-	-	478	478	-
Consumer	27	16	43	6,674	6,717	-
All other	-	-	-	15,822	15,822	-
Total loans	$1,919	3,922	5,841	1,118,336	1,124,177	-

December 31, 2023
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$5	45	50	136,351	136,401	-
Single-family residential	3,761	3,302	7,063	365,762	372,825	-
Commercial	13	-	13	425,807	425,820	-
Multifamily and farmland	-	76	76	62,966	63,042	-
Total real estate loans	3,779	3,423	7,202	990,886	998,088	-

Loans not secured by real estate:
Commercial	125	463	588	69,956	70,544	-
Farm	-	1	1	549	550	-
Consumer	63	-	63	6,903	6,966	-
All other	-	-	-	16,918	16,918	-
Total loans	$3,967	3,887	7,854	1,085,212	1,093,066	-

The following table presents non-accrual loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$38	-	38
Single-family residential	3,612	-	3,612
Multifamily and farmland	6	-	6
Total real estate loans	3,656	-	3,656

Loans not secured by real estate:
Commercial	250	-	250
Consumer	16	-	16
Total	$3,922	-	3,922

	December 31, 2023
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$45	-	45
Single-family residential	3,302	-	3,302
Multifamily and farmland	76	-	76
Total real estate loans	3,423	-	3,423

Loans not secured by real estate:
Commercial	31	432	463
Consumer	1	-	1
Total	$3,455	432	3,887

No interest income was recognized on non-accrual loans for the nine months ended September 30, 2024 and 2023.

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

A change to the allowance for credit losses is evaluated based on the nature of the modification. Occasionally, the Bank modifies loans by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Bank may modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following tables show the amortized cost basis at September 30, 2024 and 2023 of the loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2024 and 2023, disaggregated by loan class and type of concession granted. One $30,000 loan to a borrower experiencing financial difficulty was modified during the three months ended September 30, 2024. No loans to borrowers experiencing financial difficulty were modified during the three months ended September 30, 2023. Modifications during the three months ended September 30, 2024 and 2023 are not presented in tables due to immateriality.

(Dollars in thousands)

	Amortized Cost Basis at September 30, 2024	% of Loan Class	Modification Type	Financial Effect
Loan class:
Single-family residential	$230	0.06%	Interest rate reduction and term extension	Adjustable rate loan converted to fixed rate loan and HELOC converted to amortizing term loan
Commercial not secured by real estate	71	0.11%	Term extension	Line of credit converted to amortizing term loan
Total	$301

(Dollars in thousands)

	Amortized Cost Basis at September 30, 2023	% of Loan Class	Modification Type	Financial Effect
Loan class:
Single-family residential	$154	0.04%	Term extension	Forbearance agreement on matured home equity line of credit (HELOC) that was modified to 180 month term.
Commercial real estate	673	0.16%	Term extension	Extended existing amortization from 148 months to 173 months to keep existing payment the same with the current market rate.
Total	$827

No loans modified in the nine months ended September 30, 2024 and 2023 that were made to borrowers experiencing financial difficulty had been written off at September 30, 2024 and 2023.

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the nine months ended September 30, 2024 and 2023.

September 30, 2024
(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Single-family residential	$230
Commercial not secured by real estate	71	-	-
Total	$301	-	-

September 30, 2023
(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Single-family residential	$154	-	-
Commercial real estate	673	-	-
Total	$827	-	-

The following tables present changes in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$3,318	3,484	2,374	271	368	1	200	10,016
Charge-offs	-	-	-	-	(50)	-	(157)	(207)
Recoveries	-	29	-	-	6	-	69	104
Provision (recovery) for loan losses (1)	245	(19)	179	63	130	-	105	703
Ending balance	$3,563	3,494	2,553	334	454	1	217	10,616
Allowance for credit loss-loans	$3,563	3,494	2,553	334	454	1	217	10,616
Allowance for credit losses - loan commitments	1,144	1	-	-	11	-	3	1,159
Total allowance for credit losses	$4,707	3,495	2,553	334	465	1	220	11,775

Nine months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$3,913	3,484	2,317	268	812	2	245	11,041
Charge-offs	-	(126)	-	-	(797)	-	(513)	(1,436)
Recoveries	-	99	202	-	45	-	134	480
Provision (recovery) for loan losses (1)	(350)	37	34	66	394	(1)	351	531
Ending balance	$3,563	3,494	2,553	334	454	1	217	10,616
Allowance for credit loss-loans	$3,563	3,494	2,553	334	454	1	217	10,616
Allowance for credit losses - loan commitments	1,144	1	-	-	11	-	3	1,159
Total allowance for credit losses	$4,707	3,495	2,553	334	465	1	220	11,775

(1) Excludes provision for credit losses related to unfunded commitments. Note 8,"Commitments and Contingencies" in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Unallocated	Total
Three months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$3,227	3,302	2,365	288	367	2	238	-	9,789
Charge-offs	-	-	-	-	(94)	-	(141)	-	(235)
Recoveries	-	8	1	-	8	-	24	-	41
Provision (recovery) for loan losses (1)	391	105	(12)	(15)	90	-	131	-	690
Ending balance	$3,618	3,415	2,354	273	371	2	252	-	10,285
Allowance for credit loss-loans	$3,618	3,415	2,354	273	371	2	252	-	10,285
Allowance for credit losses - loan commitments	2,071	58	-	-	-	-	2	-	2,131
Total allowance for credit losses	$5,689	3,473	2,354	273	371	2	254	-	12,416

Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$1,415	3,085	3,207	164	657	-	214	1,752	10,494
Adjustment for CECL
implementation (1)	1,584	64	(986)	115	(295)	2	48	(1,752)	(1,220)
Charge-offs	-	-	-	-	(129)	-	(450)	-	(579)
Recoveries	-	131	5	-	40	-	106	-	282
Provision (recovery) for loan losses (1)	619	135	128	(6)	98	-	334	-	1,308
Ending balance	$3,618	3,415	2,354	273	371	2	252	-	10,285
Allowance for credit loss-loans	$3,618	3,415	2,354	273	371	2	252	-	10,285
Allowance for credit losses - loan commitments	2,071	58	-	-	-	-	2	-	2,131
Total allowance for credit losses	$5,689	3,473	2,354	273	371	2	254	-	12,416

(1) Excludes adjustment for CECL implemenation and provision for credit losses related to unfunded commitments. Note 8,"Commitments and Contingencies" in the consolidated financial statements provides more detail concerning the implementation adjustment and provision for credit losses related to unfunded commitments.

There were no collateral dependent loans individually evaluated at September 30, 2024 and December 31, 2023.

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of September 30, 2024.

	Term Loans by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Loans
September 30, 2024
Real Estate Loans
Construction and land development
Pass	$32,962	30,168	43,073	6,959	6,315	4,328	-	-	123,805
Watch	-	-	-	444	-	-	-	-	444
Substandard	-	-	-	-	-	73	-	-	73
Total Construction and land development	$32,962	30,168	43,073	7,403	6,315	4,401	-	-	124,322
Single family
Pass	$16,100	34,921	76,307	44,736	22,387	68,475	108,479	-	371,405
Watch	-	-	-	-	-	1,432	993	-	2,425
Substandard	-	32	929	-	127	3,558	221	-	4,867
Total single family	$16,100	34,953	77,236	44,736	22,514	73,465	109,693	-	378,697
Commercial
Pass	$50,958	46,966	125,291	73,004	59,129	101,599	2,118	-	459,065
Watch	-	-	-	-	-	3,445	-	-	3,445
Substandard	-	-	-	-	401	6	-	-	407
Total commercial	$50,958	46,966	125,291	73,004	59,530	105,050	2,118	-	462,917
Multifamily and farmland
Pass	$411	8,556	20,994	20,961	6,193	12,190	443	-	69,748
Watch	-	-	-	-	-	44	-	-	44
Substandard	-	-	-	-	-	68	-	-	68
Total multifamily and farmland	$411	8,556	20,994	20,961	6,193	12,302	443	-	69,860
Total real estate loans	$100,431	120,643	266,594	146,104	94,552	195,218	112,254	-	1,035,796
Loans not secured by real estate
Commercial
Pass	$7,786	10,597	10,960	3,475	1,890	12,959	16,591	-	64,258
Watch	-	307	-	71	267	210	1	-	856
Substandard	-	27	223	-	-	-	-	-	250
Total Commercial	$7,786	10,931	11,183	3,546	2,157	13,169	16,592	-	65,364
Farm
Pass	$56	199	20	55	-	5	143	-	478
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$56	199	20	55	-	5	143	-	478
Consumer
Pass	$1,580	1,423	876	212	118	74	2,395	-	6,678
Watch	-	-	22	-	-	-	-	-	22
Substandard	-	5	-	-	-	9	3	-	17
Total consumer	$1,580	1,428	898	212	118	83	2,398	-	6,717
All other
Pass	$611	-	6,276	401	230	3,011	5,162	-	15,691
Watch	-	-	-	-	-	131	-	-	131
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$611	-	6,276	401	230	3,142	5,162	-	15,822
Total loans not secured by real estate	$10,033	12,558	18,377	4,214	2,505	16,399	24,295	-	88,381
Total loans	$110,464	133,201	284,971	150,318	97,057	211,617	136,549	-	1,124,177

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs during the nine months ended September 30, 2024.

	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	126	-	-	-	-	-	126
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	126	-	-	-	-	-	126
Loans not secured by real estate:
Commercial	-	347	397	3	50	-	-	-	797
Consumer	-	23	4	-	-	379	-	-	406
All other	-	-	-	-	-	107	-	-	107

Total gross charge-offs	$-	370	527	3	50	486	-	-	1,436

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

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs during the year ended December 31, 2023.

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

As of September 30, 2024, the Bank had operating right of use assets of $4.2 million and operating lease liabilities of $4.3 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of September 30, 2024 and 2023.

(Dollars in thousands)
	September 30, 2024	September 30, 2023

Operating lease cost	$630	$605

Other information:
Cash paid for amounts included in the measurement of lease liabilities	613	583
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	370
Weighted-average remaining lease term - operating leases	8.03	8.61
Weighted-average discount rate - operating leases	2.78%	2.71%

The following table presents lease maturities as of September 30, 2024.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	September 30, 2024

2024	$205
2025	773
2026	650
2027	612
2028	510
Thereafter	2,116
Total	4,866
Less: Imputed Interest	(554)
Operating Lease Liability	$4,312

(7)	Securities Sold Under Agreements to Repurchase (“repurchase agreements”)

The Bank utilizes repurchase agreements to facilitate the needs of our customers and provide additional funding to our balance sheet. Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates the Bank to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under repurchase agreements are recorded at the amount of cash received in connection with the transaction and are reflected in the accompanying consolidated balance sheet. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Bank and the customer and are accounted for as secured borrowings. At September 30, 2024 and December 31, 2023, repurchase agreements totaled $8.4 million and $86.7 million, respectively.

These borrowings were collateralized with government-sponsored enterprise securities with a market value of $17.2 million and $89.8 million at September 30, 2024 and December 31, 2023, respectively. We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	09/30/24	12/31/23
Financial instruments with credit risk:

Commitments to extend credit	$355,369	367,482

Standby letters of credit	3,769	3,721

	$359,138	371,203

Commitments to extend credit are conditional agreements to lend to a customer. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $359.1 million does not necessarily represent future cash requirements.

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $1.2 million and $2.1 million at September 30, 2024 and 2023, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2024 and 2023.

(dollars in thousands)	For three months ended		For nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Beginning Balance	$1,565	$2,259	$1,770	$-
Cummulative effect of change in accounting principle	-	-	-	2,278
Recovery of credit losses	(406)	(128)	(611)	(147)
Ending balance	$1,159	$2,131	$1,159	$2,131

(9)	Fair Value

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)
	September 30, 2024
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,374	-	7,374	-
U.S. Government sponsored enterprises	9,107	-	9,107	-
GSE - Mortgage-backed securities	229,917	-	229,917	-
Private label mortgage-backed securities	42,960	-	42,960	-
State and political subdivisions	109,215	-	109,215	-

(Dollars in thousands)
	December 31, 2023
	Fair Value	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$10,144	-	10,144	-
U.S. Government sponsored enterprises	10,515		10,515
GSE - Mortgage-backed securities	234,902	-	234,902	-
Private label mortgage-backed securities	31,270	-	31,270	-
State and political subdivisions	105,093	-	105,093	-

The fair value measurements for individually evaluated loans on a non-recurring basis at September 30, 2024 and December 31, 2023 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3. There were no individually evaluated loans at September 30, 2024 and December 31, 2023

The carrying amount and estimated fair value of financial instruments at September 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$73,162	73,162	-	-	73,162
Investment securities available for sale	398,573	-	398,573	-	398,573
Other investments	2,753	-	-	2,753	2,753
Mortgage loans held for sale	1,218	-	1,218	-	1,218
Loans, net	1,113,561	-	-	1,107,886	1,107,886
Mutual funds held in deferred compensation trust	2,533	2,533	-	-	2,533

Liabilities:
Deposits	$1,479,977	-	1,483,082	-	1,483,082
Securities sold under agreements to repurchase	8,429	-	8,429	-	8,429
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$82,375	82,375	-	-	82,375
Investment securities available for sale	391,924	-	391,924	-	391,924
Other investments	2,874	-	-	2,874	2,874
Mortgage loans held for sale	686	-	686	-	686
Loans, net	1,082,025	-	-	1,071,178	1,071,178
Mutual funds held in deferred compensation trust	2,171	2,171	-	-	2,171

Liabilities:
Deposits	$1,392,045	-	1,397,351	-	1,397,351
Securities sold under agreements to repurchase	86,715	-	86,715	-	86,715
Junior subordinated debentures	15,464	-	15,464	-	15,464

(10)	Reportable Segments

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended September 30, 2024
Interest income	$20,458	$-	$9	$20,467
Interest expense	6,635	-	283	6,918
Net interest income	13,823	-	(274)	13,549
Provision for (recovery of) credit losses	297	-	-	297
Noninterest income	4,022	-	-	4,022
Appraisal management fee income	-	3,073	-	3,073
Noninterest expense	11,988	424	168	12,580
Appraisal management fee expense	-	2,436	-	2,436
Income tax expense (benefit)	1,417	49	(93)	1,373
Net income (loss)	$4,143	$164	$(349)	$3,958
Total assets	$1,656,990	$4,183	$477	$1,661,650
As of and for the three months ended September 30, 2023
Interest income	$18,297	$-	$9	$18,306
Interest expense	4,681	-	285	4,966
Net interest income	13,616	-	(276)	13,340
Provision for (recovery of) credit losses	562	-	-	562
Noninterest income	3,989	-	-	3,989
Appraisal management fee income	-	2,785	-	2,785
Noninterest expense	11,515	401	157	12,073
Appraisal management fee expense	-	2,182	-	2,182
Income tax expense (benefit)	1,215	46	(91)	1,170
Net income (loss)	$4,313	$156	$(342)	$4,127
Total assets	$1,603,071	$3,713	$480	$1,607,264
As of and for the nine months ended September 30, 2024
Interest income	$60,319	$-	$28	$60,347
Interest expense	19,228	-	850	20,078
Net interest income	41,091	-	(822)	40,269
Provision for (recovery of) credit losses	(80)	-	-	(80)
Noninterest income	11,986	-	-	11,986
Appraisal management fee income	-	8,668	-	8,668
Noninterest expense	36,113	1,167	520	37,800
Appraisal management fee expense	-	6,863	-	6,863
Income tax expense (benefit)	3,681	147	(282)	3,546
Net income (loss)	$13,363	$491	$(1,060)	$12,794
Total assets	$1,656,990	$4,183	$477	$1,661,650
As of and for the nine months ended September 30, 2023
Interest income	$52,680	$-	$26	$52,706
Interest expense	10,466	-	791	11,257
Net interest income	42,214	-	(765)	41,449
Provision for (recovery of) credit losses	1,161	-	-	1,161
Noninterest income	9,318	-	-	9,318
Appraisal management fee income	-	7,469	-	7,469
Noninterest expense	34,118	1,094	483	35,695
Appraisal management fee expense	-	5,881	-	5,881
Income tax expense (benefit)	3,541	114	(262)	3,393
Net income (loss)	$12,712	$380	$(986)	$12,106
Total assets	$1,603,071	$3,713	$480	1,607,264

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

Prior to the COVID-19 pandemic, economic conditions, while not as robust as the period from 2004 to 2007, had stabilized such that businesses in our market area were growing and investing again. The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity were previously sufficiently stable to allow for reasonable economic growth in our markets. Subsequently, continuing supply-chain disruption and rising inflation has caused the Federal Reserve Federal Open Market Committee (“FOMC”) to increase the target federal funds rate 500 basis points between March 2022 and July 2023 before being reduced to a range of 4.75% to 5.00% in September 2024.

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

Summary of Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2024 Annual Meeting of Shareholders. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Results of Operations

Summary. Net earnings were $4.0 million or $0.74 per share and $0.72 per diluted share for the three months ended September 30, 2024, compared to $4.1 million or $0.76 per share and $0.74 per diluted share for the prior year period. The decrease in third quarter net earnings is primarily the result of a decrease in non-interest income and an increase in non-interest expense, which were partially offset by an increase in net interest income and a decrease in the provision for credit losses, compared to the prior year period, as discussed below.

Net earnings were $12.8 million or $2.41 per share and $2.33 per diluted share for the nine months ended September 30, 2024, compared to $12.1 million or $2.22 per share and $2.15 per diluted share for the prior year period. The increase in year-to-date net earnings is primarily attributable to an increase in non-interest income and a decrease in the provision for credit losses, which were partially offset by a decrease in net interest income and an increase in non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 0.95% for the nine months ended September 30, 2024, compared to 1.02% for the same period one year ago, and annualized return on average shareholders’ equity was 13.59% for the nine months ended September 30, 2024, compared to 13.97% for the same period one year ago.

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

Net interest income was $13.5 million for the three months ended September 30, 2024, compared to $13.3 million for the three months ended September 30, 2023. The increase in net interest income is due to a $2.2 million increase in interest income, partially offset by a $2.0 million increase in interest expense. The increase in interest income is primarily due to a $2.0 million increase in interest income and fees on loans and a $206,000 increase in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve through July 2023. The increase in interest income on investment securities is primarily due to increases in yields on variable rate securities and higher yields on securities purchased since September 30, 2023. The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities. Net interest income after the provision for credit losses was $13.3 million for the three months ended September 30, 2024, compared to $12.8 million for the three months ended September 30, 2023. The provision for credit losses for the three months ended September 30, 2024 was $297,000, compared to $562,000 for the three months ended September 30, 2023. The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans, which was primarily due to a decrease in construction loan balances outstanding with approximately $12.0 million in loans being paid off or transitioning to permanent financing in loan categories within the portfolio with lower loss rates than the construction pool during the three months ended September 30, 2024. This reduction of provision of $152,000 due to change in loan mix was offset by a $669,000 additional qualitative reserve established during the three months ended September 30, 2024 for expected losses associated with Hurricane Helene, which heavily impacted western North Carolina in late September 2024.

Interest income was $20.5 million for the three months ended September 30, 2024, compared to $18.3 million for the three months ended September 30, 2023. The increase in interest income is primarily due to a $2.0 million increase in interest income and fees on loans and a $206,000 increase in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve through July 2023. The increase in interest income on investment securities is primarily due to increases in yields on variable rate securities and higher yields on securities purchased since September 30, 2023. During the three months ended September 30, 2024, average loans were $1.12 billion, an increase of $56.4 million from average loans of $1.06 billion for the three months ended September 30, 2023. During the three months ended September 30, 2024, average investment securities available for sale were $440.5 million, a decrease of $7.5 million from average investment securities available for sale of $448.0 million for the three months ended September 30, 2023. The average yield on loans for the three months ended September 30, 2024 and 2023 was 5.72% and 5.27%, respectively. The average yield on investment securities available for sale was 3.38% and 3.15% for the three months ended September 30, 2024 and 2023, respectively. The average yield on earning assets was 5.06% and 4.65% for the three months ended September 30, 2024 and 2023, respectively.

Interest expense was $6.9 million for the three months ended September 30, 2024, compared to $5.0 million for the three months ended September 30, 2023. The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities. During the three months ended September 30, 2024, average interest-bearing non-maturity deposits were $725.0 million, an increase of $72.3 million from average interest-bearing non-maturity deposits of $652.7 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, average certificates of deposit were $342.8 million, an increase of $74.1 million from average certificates of deposit of $268.7 million for the three months ended September 30, 2023. The average rate paid on interest-bearing checking and savings accounts was 1.59% and 1.06% for the three months ended September 30, 2024 and 2023, respectively. The average rate paid on certificates of deposit was 4.19% for the three months ended September 30, 2024, compared to 3.71% for the same period one year ago. The average rate paid on interest-bearing liabilities was 2.51% for the three months ended September 30, 2024, compared to 1.92% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2024 and 2023. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended September 30, 2024 and 2023 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,120,545	$16,098	5.72%	$1,064,135	$14,145	5.27%
Investments - taxable	304,083	3,039	3.98%	305,405	2,767	3.59%
Investments - nontaxable*	139,665	727	2.07%	145,820	794	2.16%
Due from banks	45,434	608	5.32%	45,938	606	5.23%

Total interest-earning assets	1,609,727	20,472	5.06%	1,561,298	18,312	4.65%

Non-interest earning assets:
Cash and due from banks	29,235			34,105
Allowance for credit losses	(10,023)			(9,731)
Other assets	24,263			17,127

Total assets	$1,653,202			$1,602,799

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$725,045	$2,892	1.59%	$652,739	$1,752	1.06%
Time deposits	342,757	3,611	4.19%	268,670	2,512	3.71%
Junior subordinated debentures	15,464	283	7.28%	15,464	284	7.29%
Other	14,114	132	3.72%	87,117	418	1.90%

Total interest-bearing liabilities	1,097,380	6,918	2.51%	1,023,990	4,966	1.92%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	412,317			451,842
Other liabilities	16,040			15,440
Shareholders' equity	127,465			111,527

Total liabilities and shareholders' equity	$1,653,202			$1,602,799

Net interest spread		$13,554	2.55%		$13,346	2.73%

Net yield on interest-earning assets			3.35%			3.39%

Taxable equivalent adjustment Investment securities		$5			$6

Net interest income		$13,549			$13,340

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $9.9 million in 2024 and $11.6 million in 2023.  A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

Year to date net interest income was $40.3 million for the nine months ended September 30, 2024, compared to $41.4 million for the nine months ended September 30, 2023. The decrease in net interest income is due to a $8.8 million increase in interest expense, partially offset by a $7.6 million increase in interest income. The increase in interest income reflects a $6.1 million increase in interest income and fees on loans, a $734,000 increase in interest income on balances due from banks and a $795,000 increase in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve through July 2023. The increase in interest income on balances due from banks is also due to an increase in average balances outstanding and Federal Reserve rate increases. The increase in interest income on investment securities is primarily due to increases in yields on variable rate securities and higher yields on securities purchased since September 30, 2023. The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities. Net interest income after the provision for credit losses was $40.3 million for the nine months ended September 30, 2024 and 2023. The provision for credit losses for the nine months ended September 30, 2024 was a recovery of $80,000, compared to an expense of $1.2 million for the nine months ended September 30, 2023. The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans, which was primarily due to a decrease in construction loan balances outstanding with approximately $34.3 million in loans being paid off or transitioning to permanent financing in loan categories within the portfolio with lower loss rates than the construction pool during the nine months ended September 30, 2024. This reduction of provision of $948,000 due to change in loan mix was partially offset by a $669,000 additional qualitative reserve established during the nine months ended September 30, 2024 for expected losses associated with Hurricane Helene, which heavily impacted western North Carolina in late September 2024. Net charge-offs for the nine months ended September 30, 2024 were $956,000, compared to $297,000 for the nine months ended September 30, 2023. The increase in net charge-offs during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily due to commercial and industrial loan charge-offs during the nine months ended September 30 2024, which were previously reflected in reserves on individually evaluated loans.

Interest income was $60.3 million for the nine months ended September 30, 2024, compared to $52.7 million for the nine months ended September 30, 2023. The increase in interest income reflects a $6.1 million increase in interest income and fees on loans, a $734,000 increase in interest income on balances due from banks and a $795,000 increase in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans and rate increases by the Federal Reserve through July 2023. The increase in interest income on balances due from banks is also due to an increase in average balances outstanding and Federal Reserve rate increases. The increase in interest income on investment securities is primarily due to increases in yields on variable rate securities and higher yields on securities purchased since September 30, 2023. During the nine months ended September 30, 2024, average loans were $1.11 billion, an increase of $54.8 million from average loans of $1.05 billion for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, average investment securities available for sale were $443.0 million, a decrease of $15.2 million from average investment securities available for sale of $458.2 million for the nine months ended September 30, 2023. The average yield on loans for the nine months ended September 30, 2024 and 2023 was 5.65% and 5.17%, respectively. The average yield on investment securities available for sale was 3.37% and 3.05% for the nine months ended September 30, 2024 and 2023, respectively. The average yield on earning assets was 5.01% and 4.54% for the nine months ended September 30, 2024 and 2023, respectively.

Interest expense was $20.1 million for the nine months ended September 30, 2024, compared to $11.3 million for the nine months ended September 30, 2023. The increase in interest expense is primarily due to an increase in time deposits and an increase in rates paid on interest-bearing liabilities. During the nine months ended September 30, 2024, average interest-bearing non-maturity deposits were $686.2 million, a decrease of $23.8 million from average interest-bearing non-maturity deposits of $710.0 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, average certificates of deposit were $348.2 million, an increase of $149.9 million from average certificates of deposit of $198.3 million for the nine months ended September 30, 2023. The average rate paid on interest-bearing checking and savings accounts was 1.44% and 0.92% for the nine months ended September 30, 2024 and 2023, respectively. The average rate paid on certificates of deposit was 4.19% for the nine months ended September 30, 2024, compared to 3.15% for the same period one year ago. The average rate paid on interest-bearing liabilities was 2.46% for the nine months ended September 30, 2024, compared to 1.53% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2024 and 2023. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2024 and 2023 have been adjusted to a tax equivalent basis using an effective tax rate of 22.98% for securities that are both federal and state tax exempt and an effective tax rate of 20.48% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,107,344	46,807	5.65%	$1,052,540	40,695	5.17%
Investments - taxable	310,061	9,080	3.91%	323,247	8,227	3.40%
Investments - nontaxable*	136,234	2,239	2.20%	138,091	2,343	2.27%
Due from banks	55,205	2,240	5.42%	39,811	1,506	5.06%

Total interest-earning assets	1,608,844	60,366	5.01%	1,553,689	52,771	4.54%

Non-interest earning assets:
Cash and due from banks	30,321			37,069
Allowance for credit losses	(10,625)			(9,928)
Other assets	21,808			20,285

Total assets	$1,650,348			$1,601,115

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$686,188	7,390	1.44%	$709,997	4,888	0.92%
Time deposits	348,153	10,920	4.19%	198,256	4,666	3.15%
Junior subordinated debentures	15,464	850	7.34%	15,464	791	6.84%
Other	41,977	918	2.92%	62,172	912	1.96%

Total interest-bearing liabilities	1,091,782	20,078	2.46%	985,889	11,257	1.53%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	422,418			489,721
Other liabilities	10,396			9,626
Shareholders' equity	125,751			115,879

Total liabilities and shareholders' equity	$1,650,347			$1,601,115

Net interest spread		$40,288	2.55%		$41,514	3.01%

Net yield on interest-earning assets			3.34%			3.57%

Taxable equivalent adjustment Investment securities		$19			$65

Net interest income		$40,269			$41,449

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $10.4 million in 2024 and $11.9 million in 2023. A tax rate of 2.50% was used to calculate the tax equivalent yield on these securities.

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

	Three months ended September 30, 2024 compared to three months ended September 30, 2023			Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$780	1,173	1,953	2,218	3,894	6,112
Investments - taxable	(13)	285	272	(361)	1,214	853
Investments - nontaxable	(33)	(34)	(67)	(31)	(73)	(104)
Due from banks	(7)	9	2	603	131	734
Total interest income	727	1,433	2,160	2,429	5,166	7,595

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	241	899	1,140	(210)	2,712	2,502
Time deposits	737	362	1,099	4,115	2,139	6,254
Junior subordinated debentures	-	(1)	(1)	-	59	59
Other	(517)	231	(286)	(369)	375	6
Total interest expense	461	1,491	1,952	3,536	5,285	8,821
Net interest income	$266	(58)	208	(1,107)	(119)	(1,226)

Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2024 was $297,000, compared to $562,000 for the three months ended September 30, 2023. The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans, which was primarily due to a decrease in construction loan balances outstanding composed mostly of approximately $12.0 million in loans being paid off or transitioning to permanent financing in loan categories within the portfolio with lower loss rates than the construction pool during the three months ended September 30, 2024. This reduction of reserves due to change in loan mix was partially offset by a $669,000 additional qualitative reserve established during the three months ended September 30, 2024 for expected losses associated with Hurricane Helene, which heavily impacted western North Carolina in late September 2024.

The provision for credit losses for the nine months ended September 30, 2024 was a recovery of $80,000, compared to an expense of $1.2 million for the nine months ended September 30, 2023. The decrease in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans, which was primarily due to a decrease in construction loan balances outstanding with approximately $34.3 million in loans being paid off or transitioning to permanent financing in loan categories within the portfolio with lower loss rates than the construction pool during the nine months ended September 30, 2024. This reduction of reserves due to change in loan mix was partially offset by $669,000 additional qualitative reserve during the nine months ended September 30, 2024 for expected losses associated with Hurricane Helene, which heavily impacted western North Carolina in late September 2024. Net charge-offs for the nine months ended September 30, 2024 were $956,000, compared to $297,000 for the nine months ended September 30, 2023. The increase in net charge-offs during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily due to commercial and industrial loan charge-offs during the nine months ended September 30 2024, which were previously reflected in reserves on individually evaluated loans. Additional individual reserves for commercial loans of $432,000, increased the percentage of reserves this category represented of total reserves. During the nine months ending September 30, 2024, the individual reserves amount were charged off, lowering the reserve levels needed for commercial loans at September 30, 2024. No other commercial loans have been identified for individual analysis which would require additional reserves for the commercial category.

Non-Interest Income. Non-interest income was $7.1 million for the three months ended September 30, 2024, compared to $6.8 million for the three months ended September 30, 2023. The increase in non-interest income is primarily attributable to a $288,000 increase in appraisal management fee income due to an increase in appraisal volume.

Non-interest income was $20.7 million for the nine months ended September 30, 2024, compared to $16.8 million for the nine months ended September 30, 2023. The increase in non-interest income is primarily attributable to a $2.5 million net loss on the sales of securities during the nine months ended September 30, 2023 compared to a $5,000 net gain on the sales of securities during the nine months ended September 30, 2024, and a $1.2 million increase in appraisal management fee income due to an increase in appraisal volume.

Non-Interest Expense. Non-interest expense was $15.0 million for the three months ended September 30, 2024, compared to $14.3 million for the three months ended September 30, 2023. The increase in non-interest expense is primarily attributable to a $458,000 increase in occupancy expense primarily due to a $362,000 write-off of leasehold improvements for the Bank’s branch in Cary, North Carolina, which was closed in June 2024, a $254,000 increase in appraisal management fee expense due to an increase in appraisal volume and a $184,000 increase in professional fees primarily due to an increase in consulting fees. Increases noted above were partially offset by a $120,000 decrease in salaries and employee benefits expense primarily due to a decrease in medical insurance expense.

Non-interest expense was $44.7 million for the nine months ended September 30, 2024, compared to $41.6 million for the nine months ended September 30, 2023. The increase in non-interest expense is primarily attributable to a $901,000 increase in salaries and employee benefits expense primarily due to annual salary increases and an increase in medical insurance expenses, a $679,000 increase in occupancy expense primarily due to a $362,000 write-off of leasehold improvements for the Bank’s branch in Cary, North Carolina, which was closed in June 2024, a $362,000 increase in professional fees primarily due to an increase in consulting fees and a $982,000 increase in appraisal management fee expense due to an increase in appraisal volume.

Income Taxes. Income tax expense was $1.4 million for the three months ended September 30, 2024, compared to $1.2 million for the three months ended September 30, 2023. The effective tax rate was 25.76% for the three months ended September 30, 2024, compared to 22.09% for the three months ended September 30, 2023. The increase in the effective tax rate is primarily due to the revaluation of the deferred tax asset during the three months ended September 30, 2024 due to upcoming reductions in the North Carolina corporate income tax rate, which will be decreased to zero over a five year period starting in 2025. Income tax expense was $3.5 million for the nine months ended September 30, 2024, compared to $3.4 million for the nine months ended September 30, 2023. The effective tax rate was 21.70% for the nine months ended September 30, 2024, compared to 21.89% for the nine months ended September 30, 2023.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $398.6 million as of September 30, 2024, compared to $391.9 million as of December 31, 2023. Average investment securities available for sale for the nine months ended September 30, 2024 were $443.0 million, compared to $454.8 million for the year ended December 31, 2023.

Loans. Total loans were $1.12 billion as of September 30, 2024, compared to $1.09 billion at December 31, 2023. Average loans represented 69% of average earning assets for the nine months ended September 30, 2024 and the year ended December 31, 2023.

The Bank had $1.2 million and $686,000 in mortgage loans held for sale as of September 30, 2024 and December 31, 2023, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2024, the Bank had $120.9 million in residential mortgage loans, $109.5 million in home equity loans and $680.4 million in commercial mortgage loans, which include $532.8 million secured by commercial property and $147.6 million secured by residential property. At December 31, 2023, the Bank had $112.8 million in residential mortgage loans, $107.7 million in home equity loans and $639.9 million in commercial mortgage loans, which include $488.9 million secured by commercial property and $151.0 million secured by residential property. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization

Allowance for Credit Losses (ACL). The allowance for credit losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed.

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of September 30, 2024. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

The allowance for credit losses on loans was $10.6 million at September 30, 2024 as compared to $11.0 million at December 31, 2023. The decrease in the allowance for credit losses on loans is primarily due to a $471,000 decrease in allowance for other construction loans, all land development, and other land loans as a result of loan balance decreases in this category during the nine months ended September 30, 2024 and a $360,000 decrease in allowance for commercial and industrial loans primarily due to a $432,000 decrease in reserves on individually evaluated loans in this category at September 30, 2024 as compared to December 31, 2023 due to charge offs during the first quarter of 2024. No other commercial loans have been identified for individual analysis which would require additional reserves for the commercial loans category. These decreases were partially offset by a $669,000 additional qualitative reserve for expected losses associated with established Hurricane Helene during the three months ended September 30, 2024.

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

The portion of the ACL balance attributable to qualitative factors was $5.2 million at September 30, 2024 and December 31, 2023. The risk factors are weighted as follows: Local, State and National Economic Outlook – 30%, Concentrations of Credit – 5%, Interest Rate Risk – 5%, Trends in Terms of Volume, Mix and Size of Loans – 15%, Seasoning of the Loan Portfolio – 10%, Experience of Staff – 10%, and Levels and Trends of Delinquencies – 25%. No changes to the risk status of any of the risk factors was made during the third quarter of 2024.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate. There were no loans individually evaluated as of September 30, 2024, and two loans totaling $432,000 were individually evaluated as of December 31, 2023, which were fully reserved for at December 31, 2023.

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments represents the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

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

The allowance for credit losses on off-balance sheet credit exposures was $1.2 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively. The decrease in the allowance for credit losses on unfunded commitments was primarily due to a $506,000 decrease in the allowance balance for other construction loans and all land development and other land loans resulting from a $16.3 million decrease in unfunded commitments in this category during the nine months ended September 30, 2024.

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

Non-performing Assets. Non-performing assets were $3.9 million or 0.24% of total assets at September 30, 2024 and December 31, 2023. Non-accrual loans were $3.9 million at September 30, 2024 and December 31, 2023. As a percentage of total loans outstanding, non-accrual loans were 0.35% at September 30, 2024, compared to 0.36% at December 31, 2023. Non-accrual loans over $250,000 are individually evaluated for specific reserves. Non-performing assets include $3.7 million in residential mortgage loans and $266,000 in other loans at September 30, 2024, compared to $3.4 million in residential mortgage loans and $464,000 in other loans at December 31, 2023. The Bank had no loans 90 days past due and still accruing at September 30, 2024 and December 31, 2023. The Bank had no other real estate owned at September 30, 2024 and December 31, 2023.

Deposits. Deposits were $1.48 billion as of September 30, 2024, compared to $1.39 billion as of December 31, 2023. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.34 billion at September 30, 2024, compared to $1.24 billion at December 31, 2023. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of more than $250,000 totaled $143.6 million at September 30, 2024, compared to $148.9 million December 31, 2023.

Estimated uninsured deposits totaled $398.3 million, or 26.91% of total deposits, at September 30, 2024, compared to $382.1 million, or 27.45% of total deposits, at December 31, 2023. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at September 30, 2024.

Borrowed Funds. There were no FHLB borrowings outstanding at September 30, 2024 and December 31, 2023. Repurchase agreements were $8.4 million at September 30, 2023, compared to $86.7 million at December 31, 2023. The decrease in repurchase agreements is primarily due to customers transferring funds from repurchase agreements to deposits via the IntraFi network’s Insured Cash Sweep (“ICS”) during the nine months ended September 30, 2024

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at September 30, 2024 and December 31, 2023.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2024 totaled $1.61 billion, exceeding average rate sensitive liabilities of $1.09 billion by $517.1 million.

The Company has an overall interest rate risk management strategy that may incorporate the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. The Company did not have any interest rate derivatives outstanding as of September 30, 2024.

Included in the rate sensitive assets are $185.6 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate. At September 30, 2024, the Company had $125.0 million in loans with interest rate floors. No floors were in effect on loans with floors on interest rates charged at September 30, 2024.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2024, such unfunded commitments to extend credit were $355.4 million, while commitments in the form of standby letters of credit totaled $3.8 million. As of December 31, 2023, such unfunded commitments to extend credit were $367.5 million, while commitments in the form of standby letters of credit totaled $3.7 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2024, the Bank’s core deposits, a non-GAAP measure, totaled $1.34 billion, or 90% of total deposits. As of December 31, 2023, the Bank’s core deposits totaled $1.24 billion, or 89% of total deposits.

The other sources of funding for the Bank are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreements to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding of up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits, internet certificates of deposit and certificates of deposit issued to the State of North Carolina. The Bank had no wholesale funding at September 30, 2024, compared to $8.1 million at December 31, 2023. The Bank’s ratio of wholesale funding to total assets was zero and 0.50% as of September 30, 2024 and December 31, 2023, respectively.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at September 30, 2024 and December 31, 2023. At September 30, 2024, the carrying value of loans pledged as collateral to the FHLB totaled $218.6 million compared to $214.1 million at December 31, 2023. The remaining availability under the line of credit with the FHLB was $125.2 million at September 30, 2024 compared to $122.2 million at December 31, 2023. The Bank had no borrowings from the FRB at September 30, 2024 or December 31, 2023. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2024, the carrying value of loans pledged as collateral to the FRB totaled $633.5 million compared to $611.2 million at December 31, 2023. Availability under the line of credit with the FRB was $508.6 million at September 30, 2024 compared to $445.1 million at December 31, 2023.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2024.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 29.26% at September 30, 2024 and 25.39% at December 31, 2023. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2024 and December 31, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit.

Capital Resources. Shareholders’ equity was $136.3 million, or 8.20% of total assets, at September 30, 2024, compared to $121.0 million, or 7.40% of total assets, at December 31, 2023.

Annualized return on average equity for the nine months ended September 30, 2024 was 13.59%, compared to 13.97% for the nine months ended September 30, 2023. Total cash dividends paid on common stock were $4.0 million for the nine months ended September 30, 2024, compared to $4.1 million for the nine months ended September 30, 2023.

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

In June of 2024, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company had not repurchased any shares of its common stock under this stock repurchase program as of September 30, 2024.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at September 30, 2024 and December 31, 2023. The Company’s Tier 1 capital ratio was 14.35% and 13.94% at September 30, 2024 and December 31, 2023, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.28% and 14.96% at September 30, 2024 and December 31, 2023, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.17% and 12.75% at September 30, 2024 and December 31, 2023, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 10.78% and 10.51% at September 30, 2024 and December 31, 2023, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.23% and 13.83% at September 30, 2024 and December 31, 2023, respectively. The total risk-based capital ratio for the Bank was 15.16% and 14.85% at September 30, 2024 and December 31, 2023, respectively. The Bank’s common equity Tier 1 capital ratio was 14.23% and 13.83% at September 30, 2024 and December 31, 2023, respectively. The Bank’s Tier 1 leverage capital ratio was 10.61% and 10.35% at September 30, 2024 and December 31, 2023, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2024.

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

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K filed with the SEC on March 7, 2024, which is accessible on the SEC’s website at www.sec.gov. The following risk factor represent an update and addition to the risk factors previously disclosed in the Company’s Form 10-K, filed with the SEC on March 7, 2024.

Damage resulting from Hurricane Helene and similar future events could have a negative impact on the Company's business, financial condition and results of operations.

Many communities in western North Carolina suffered significant damage resulting from Hurricane Helene. At this time, it is unclear to what extent our customers have been affected by uninsured business interruption, property destruction and other related losses, and how those events may affect each customer's ability to meet its debt service obligations. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations. While we have increased the allowance for credit losses by $669,000 as an estimate of expected losses associated with Hurricane Helene, additional reserve could be needed as we continue to assess the impact of Hurricane Helene on our customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1 - 31, 2024	1,417	$31.96	-	$2,000,000

August 1 - 31, 2024	-	$-	-	$2,000,000

September 1 - 30, 2024	140	$28.78	-	$2,000,000

Total	1,557	$31.67	-

(1)

The Company purchased 1,557 shares on the open market in the three months ended September 30, 2024 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended September 30, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (10)(i)

Amended and Restated Employment Agreement by and among Peoples Bancorp of North Carolina, Inc., Peoples Bank and William D. Cable, Sr., dated as of September 19, 2024 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024

Exhibit (10)(ii)

Second Amendment To Amended and Restated Executive Salary Continuation Agreement by and between Peoples Bank and William D. Cable, Sr., dated as of September 19, 2024 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024

Exhibit (10)(iii)

First Amendment To Executive Salary Continuation Agreement by and between Peoples Bank and Jeffrey N. Hooper, dated as of September 19, 2024 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024

Exhibit (31)(a)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(b)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2024, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 5, 2024	/s/ William D. Cable, Sr.
Date	William D. Cable, Sr. President and Chief Executive Officer (Principal Executive Officer)

November 5, 2024	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

