Form 10-K
period 2024-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2025-03-12
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $131,635,297 based on the closing price of such common stock on June 30, 2024, which was $29.20 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,455,999 shares of common stock, outstanding at February 28, 2025.

Auditor firm ID 686

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. (the “Company”) for the year ended December 31, 2024 (the “Annual Report”), which will be included as Appendix A to the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 1, 2025 (the “Proxy Statement”), are incorporated by reference into Part II and filed as Exhibit 13 to this Form 10-K.

Portions of the Company’s Proxy Statement to be filed pursuant to Regulation 14A, are incorporated by reference into Part III. The Proxy Statement will be filed on or before April 30, 2025.

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 16 banking offices, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Huntersville, Mooresville and Raleigh, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem North Carolina. The Company’s fiscal year ends December 31. At December 31, 2024, the Company had total assets of $1.7 billion, net loans of $1.1 billion, deposits of $1.5 billion, total securities of $390.7 million, and shareholders’ equity of $130.6 million.

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

At December 31, 2024, the Company employed 281 full-time employees and 13 part-time employees, which equated to 288 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company.  At December 31, 2024, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC.  Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services.  CBRES serves as a “clearing-house” for appraisal services for community banks.  Other banks are able to contract with CBRES to find and engage appropriate appraisal companies.   As a separate legal entity, CBRES’s services and the appraisal process are conducted independent from the financing process of the Bank.  PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and assets obtained in the ordinary course of collecting debts previously contracted.  All of the Bank’s subsidiaries are incorporated in the state of North Carolina.

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

Employment in the Bank’s primary market area is diversified among manufacturing, retail and wholesale trade, technology, services and utilities. Catawba County’s largest employers include Catawba County Schools, Catawba Valley Medical Center, Duke LifePoint/Frye Regional Medical Center, CommScope, Inc. (manufacturer of fiber optic cable and accessories), Corning Optical Communications (manufacturer of fiber optic cable and accessories), Target Stores Distribution Center (transportation and warehousing), Catawba County, GKN ePowertrain (manufacturing), Wal-Mart Associates, Inc. and Pierre Foods, Inc. Lincoln County’s largest employers include Lincoln County Schools, County of Lincoln, Atrium Health, Lincoln Charter Schools, Inc., American Woodmark - RSI Home Products (manufacturing), Wal-Mart Associates, Inc., The Timken Company (manufacturing), Blum, Inc. (manufacturing), Lowes Home Centers, Inc. and Cataler North America (manufacturing).

The Bank has operated in the Catawba Valley region of North Carolina for over 110 years and is the only financial institution headquartered in Newton, North Carolina. Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions. One national money center commercial bank is headquartered in Charlotte, North Carolina. Based upon June 30, 2024 comparative data, the Bank had 21.49% of the deposits in Catawba County, placing it second in deposit size among a total of 12 banks with branch offices in Catawba County; 16.37% of the deposits in Lincoln County, placing it second in deposit size among a total of 10 banks with branch offices in Lincoln County; and 16.10% of the deposits in Alexander County, placing it fourth in deposit size among a total of four banks with branch offices in Alexander County.

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

The Bank’s legal lending limit is set by law and is monitored by the FDIC and the Commissioner. As of December 31, 2024, the Bank’s legal lending limit was $29.1 million (absent fully marketable collateral), and the largest credit relationship was $19.1 million. The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Bank Board. The Executive Loan Committee of the Bank has loan authority of up to the legal lending limit of the Bank. As of December 31, 2024, the individual lending authority of the Chief Credit Officer/Executive Vice President was set at $8.0 million.

It is the policy of the Bank to ensure that the Bank Board is fully apprised of the status and critical factors affecting the quality and performance of the loan portfolio. These factors include, but are not limited to: (i) credit underwriting policies and procedures; (ii) results of loan reviews and loan audits; and, (iii) credit concentrations (single borrowers and specific industries).

Management provides the Bank Board with the loan portfolio information as described below:

Monthly:

The following reports are submitted to the Bank Board for review and approval on a monthly basis:

•	Loan Quality/Yield/Growth/Trend Report
•	Risk Grade Report with Details of Loans Risk Graded 5-8
•	Commercial Loan Delinquency
•	New Loans - $250,000 and Greater
•	Comparison of New Loans in Prior Month with Same Month in Prior Year
•	Outstanding Commitments - $500,000 and Greater
•	Commitment Pipeline Report – outstanding commitments of $2,000,000 and greater (pending final approval and/or acceptance by the applicant)
•	Underwriting Exception Report (Commercial, Consumer and Mortgage)
•	Documentation Exception Report (Commercial and Consumer – quarterly comparison with current month)
•	All New Loans for Prior Month – Details

Quarterly:

The following reports are submitted to the Bank Board for review and approval on a quarterly basis:

•	Real Estate Secured Loans with Non-Conforming Loan-To-Value Ratio
•	Status of Other Real Estate Owned
•	Nonaccrual
•	Impaired Loan Report
•	Letters of Credit Outstanding
•	Portfolio Status Report - Detailed analytical report summarizing the composition of the Bank's loan portfolio
•	Portfolio Stress Tests
•	Matured Home Equity Loan Report

Semi-annually:

The following report is submitted to the Bank Board for review and approval on a semi-annual basis:

•	Participation Status Report

Annually:

On an annual basis, the Bank Board:

•	Reviews and approves the Bank’s credit underwriting policies and procedures
•

Reviews findings of the annual independent loan review of borrowing relationships of $1.5 million and greater as well as a periodic sample of commercial relationships with exposures below $1.5 million prepared by an independent loan review company engaged by the Bank

•	Receives information from management detailing all new committed borrowing relationships exceeding $3.0 million and is informed during the year if a borrowing relationship exceeds $2.5 million
•	Mortgage Report

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

Human Capital Management

At December 31, 2024, the Company employed 281 full-time employees and 13 part-time employees, which equated to 288 full-time equivalent employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

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

Our Bank Promise, Vision, and Mission

We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We are working to cultivate our leaders and shape future talent pools to help us meet the needs of our customers now and in the future. Our human capital is the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and our achievement as well. We embrace our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique.

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

Capital Adequacy.   At December 31, 2024, the Bank exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 10.71%, common equity Tier 1 risk-based capital ratio of 14.35%, Tier 1 risk-based capital ratio of 14.35% and total risk-based capital ratio of 15.22%.  At December 31, 2024, the Company also exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 10.88%, common equity Tier 1 risk-based capital ratio of 13.29%, Tier 1 risk-based capital ratio of 14.47% and total risk-based capital ratio of 15.34%.

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

9

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

We recognized approximately $764,000, $745,000 and $461,000 in FDIC insurance expense in 2024, 2023, and 2022, respectively. The increase in 2023 is primarily due to the FDIC insurance assessment rate changing from 0.03% to 0.05% effective January 1, 2023.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2024, the Bank was in compliance with this requirement.

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

In October 2023, the Federal Reserve, FDIC, and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. Most of the provisions become applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits established by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral may exceed 15% of the Bank’s total equity capital. At December 31, 2024, this limit was $29.1 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $48.6 million as of December 31, 2024, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Current Expected Credit Loss Accounting Standard. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard related to reserving for credit losses. This standard, referred to as Current Expected Credit Loss (or “CECL”), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets.  The Company adopted CECL as of January 1, 2023.  Since the adoption of CECL, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of the Bank’s financial assets, including loan receivables and some off-balance sheet credit exposures.  Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Under various policy statements, financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. The Company has multiple information security programs that reflect the requirements of this guidance. If, however, we fail to observe the regulatory guidance in the future, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking regulators adopted a regulation that, among other things, requires a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or stock price, or pose a threat to the financial stability of the U.S.

In July, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the role of the Board in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. See Item 1A, “Risk Factors,” and Item 1C, "Cybersecurity," for additional disclosures related to cybersecurity.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, the risks of significant data loss or any material financial losses related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. Additional discussion of our cybersecurity risk management process and strategy are contained in Item 1C. of this Report.

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

Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operationsand financial condition. Our banking operations are primarily locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our market is primarily based in the Catawba Valley region of North Carolina and surrounding communities. Adverse economic conditions within our markets could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates, inflation and other factors could weaken the economies of the communities we serve. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

Inflation can have an adverse impact on our customers and their ability to repay.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In recent years, there has been a pronounced rise in inflation and, until recently, the Federal Reserve has responded by raising certain benchmark interest rates in an effort to combat this trend. Our customers may also be affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

The Bank’s two largest deposit relationships, amounted to $117.0 million at December 31, 2024.  These balances represent 7.88% of total deposits at December 31, 2024.  Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations.  We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources.  Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may not be able to retain or grow our deposit base, which could adversely impact our funding costs.

Like many financial institutions, the Bank relies on customer deposits as its primary source of funding for its lending activities, and the Bank continues to seek customer deposits to maintain this funding base. The Bank’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2024, the Bank had $1.48 billion in deposits. The Bank’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in the Bank or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, the liquidity coverage ratio, etc.), changes in the financial condition of the Bank, or the banking industry in general, and other events which can impact the perceived safety and soundness or economic benefits of bank deposits. Any loss by the Bank of its deposit base could limit its lending ability resulting in lower loan originations, which could have a material adverse effect on the Bank’s business, financial condition and results of operations.

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

Additionally, we outsource the processing of transactional activity, as well as other systems such as online banking, to third party vendors. Prior to establishing an outsourcing relationship, and on an ongoing basis thereafter, management monitors key vendor controls and procedures related to information technology, which includes reviewing reports of service auditor’s examinations. If our third-party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

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

At December 31, 2024, unrealized losses in our available for sale investment securities portfolio totaled $51.1 million.  These unrealized losses arose due to changing interest rates and are considered to be temporary; however, in the event that we sell these securities while they are in an unrealized loss position, we will recognize a corresponding loss, which could have a material adverse effect on our earnings and financial condition.

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

Credit losses on investment securities or inability to realize deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Director of Technology, is primarily responsible for this cybersecurity component and is a key member of Bank management, reporting directly to the Chief Operations Officer and, as discussed below, periodically to the Bank Board.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our cybersecurity program is designed around the MITRE Adversarial Tactics, Techniques and Common Knowledge (“ATT&CK”) Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence to facilitate and promote program effectiveness. Our Director of Technology, Information Security Officer, Chief Operations Officer and key members of their teams collaborate with peer banks and industry groups to review cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We provide regular updates across the Company to highlight recent examples of risks as they are identified. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate management committees and Bank Board. The Incident Response Plan is coordinated through the Chief Operations Officer, and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

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

Governance

Our Chief Operations Officer and Information Security Officer, along with their departments, are accountable for managing our enterprise information security and delivering our information security program. Their responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. Certain individuals within their departments are generally subject to professional education and certification requirements. In particular, our Information Security Officer and Director of Technology have relevant expertise in the areas of information security and cybersecurity risk management.

The Bank’s Technology Steering Committee provides oversight and governance of the Bank’s technology program and the information security program. Members of this committee include executive management, our Information Security Officer and Director of Technology. This committee meets monthly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. The Chief Operations Officer regularly reports summaries of key issues that would include cybersecurity incidents or other related information from the Technology Steering Committee to the Bank Board.

The Bank Board is ultimately responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer and Director of Technology provide reports to the Bank Board, at least annually, regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Bank Board reviews and approves our information security and technology policies annually.

ITEM 2. PROPERTIES

At December 31, 2024, the Company and the Bank conducted their business from their headquarters office in Newton, North Carolina and the Bank’s 16 branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Huntersville, Mooresville and Raleigh, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2024.

Owned	Leased
Corporate Office 518 West C Street Newton, North Carolina 28658	1333 2nd Street NE Hickory, North Carolina 28601

420 West A Street Newton, North Carolina 28658	6350 South Boulevard Charlotte, North Carolina 28217

213 1st Street, West Conover, North Carolina 28613	3752/3754 Highway 16 North Denver, North Carolina 28037

3261 East Main Street Claremont, North Carolina 28610	9617 Holly Point Drive Huntersville, NC 28078

6125 Highway 16 South Denver, North Carolina 28037	4000 Westchase Boulevard Suite 100 Raleigh, North Carolina 27607

5153 N.C. Highway 90E Hiddenite, North Carolina 28636	13840 Ballantyne Corporate Place Suite 150 Charlotte, North Carolina 28277

200 Island Ford Road Maiden, North Carolina 28650	118 East Council Street Suite 1 Salisbury, NC 28144

3310 Springs Road NE Hickory, North Carolina 28601	380 Knollwood Street Suite D Winston-Salem, NC 27103

142 South Highway 16 Denver, North Carolina 28037	615 East 6th Street Suite 118 Charlotte, NC 28202

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

As of February 28, 2025, the Company had 657 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2024.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

Performance Report for

Peoples Bancorp of North Carolina, Inc.

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1 - 31, 2024	1,095	$26.03	-	$2,000,000

November 1 - 30, 2024	-	$-	-	$2,000,000

December 1 - 31, 2024	180	$31.93	-	$2,000,000

Total	1,275	$26.86	-

(1)

The Company purchased 1,275 shares on the open market in the three months ended December 31, 2024 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2)	Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3)	Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in June 2024.

ITEM 6. RESERVED

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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended December 31, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the sections captioned “Director Nominees”, “Executive Officers of the Company “, “Security Ownership Of Certain Beneficial Owners and Management, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Business Conduct and Ethics”, “Board Committees – Governance Committee”, “Insider Trading Plans” and “Board Committees – Audit and Enterprise Risk Committee” contained in the Proxy Statement, which sections are incorporated herein by reference.

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

The following table presents the number of shares of Company common stock to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average price of the outstanding options, warrants and rights; and the number of options, warrants and rights remaining that may be issued under the Company’s Omnibus Stock Ownership and Long Term Incentive Plans, in each case as of December 31, 2024.

	As of December 31, 2024
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,265	$0.00	268,100
Equity compensation plans not approved by security holders	-	-	-
Total	24,265	$0.00	268,100
(1)

Includes: 7,060 restricted stock units granted on February 3, 2021 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vested on February 3, 2025; 5,385 restricted stock units granted on January 20, 2022 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on January 20, 2026; 5,370 restricted stock units granted on January 19, 2023 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on January 19, 2027; and 6,450 restricted stock units granted on January 22, 2024 under the 2020 Omnibus Stock Ownership and Long Term Incentive Plan, all of which vest on January 22, 2028.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)	Reports of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets as of December 31, 2024 and 2023

(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2024, 2023 and 2022

(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022

(e)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(i)(b)

Articles of Amendment dated December 19, 2008, regarding the Series A Preferred Stock, incorporated by reference to Exhibit (3)(1) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

Exhibit (3)(i)(c)	Articles of Amendment dated February 26, 2010, incorporated by reference to Exhibit (3)(2) to the Form 10-K filed with the Securities and Exchange Commission on March 25, 2010

Exhibit (3)(i)(d)	Articles of Amendment dated February 25, 2022, incorporated by reference to Exhibit (3)(i)(d) to the Form 10-K filed with the Securities and Exchange Commission on March 18, 2022

Exhibit (3)(ii)	Third Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit (3)(iii) to the Form 8-K filed with the Securities and Exchange Commission on January 17, 2025

Exhibit (4)(i)	Specimen Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

Exhibit (4)(ii)

Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit (4)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 7, 2024

Exhibit (10)(i)

Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and William D. Cable, Sr. dated December 18, 2008, incorporated by reference to Exhibit (10)(c)(iii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008 (*)

Exhibit (10)(ii)

Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and Lance A. Sellers dated December 18, 2008, incorporated by reference to Exhibit (10)(d)(iii) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008 (*)

Exhibit (10)(iii)

Employment Agreement dated January 23, 2015 between the Registrant and Lance A. Sellers, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on February 9, 2015 (*)

Exhibit (10)(iv)	Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit 10(h) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002 (*)

Exhibit (10)(v)

Rabbi Trust for the Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit 10(i) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002 (*)

Exhibit (10)(vi)

Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit 10(i) to the Form 10-K filed with the Securities and Exchange Commission on March 27, 2003 (*)

Exhibit (10)(vii)

Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Stearns Securities Corp., incorporated by reference to Exhibit 10(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(viii)

Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of June 28, 2006, incorporated by reference to Exhibit 10(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(ix)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit 10(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(x)

Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle Bank National Association, as Trustee, relating to Junior Subordinated Debt Securities Due September 15, 2036, incorporated by reference to Exhibit 10(m) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(xi)

Form of Amended and Restated Director Supplemental Retirement Agreement between Peoples Bank and Directors Robert C. Abernethy, James S. Abernethy, Douglas S. Howard, John W. Lineberger, Jr., Gary E. Matthews, Dr. Billy L. Price, Jr., Larry E Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr., and Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008 (*)

Exhibit (10)(xii)	2009 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(o) to the Form 10-K filed with the Securities and Exchange Commission on March 20, 2009 (*)

Exhibit (10)(xiii)

First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and Lance A. Sellers dated February 16, 2018, incorporated by reference to Exhibit (10)(xx) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018 (*)

Exhibit (10)(xiv)

First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and William D. Cable, Sr. dated February 16, 2018, incorporated by reference to Exhibit (10)(xxii) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018 (*)

Exhibit (10)(xv)	2020 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(xxi) to the Form 10-K filed with the Securities and Exchange Commission on March 19, 2022 (*)

Exhibit (10)(xvi)

Employment Agreement dated August 19, 2021 by and among the Registrant, Peoples Bank and Jeffrey N. Hooper, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on August 20, 2021 (*)

Exhibit (10)(xvii)

Amended and Restated Employment Agreement by and among Peoples Bancorp of North Carolina, Inc., Peoples Bank and William D. Cable, Sr., dated as of September 19, 2024 incorporated by reference to Exhibit 10(1) to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024 (*)

Exhibit (10)(xviii)

Second Amendment To Amended and Restated Executive Salary Continuation Agreement by and between Peoples Bank and William D. Cable, Sr., dated as of September 19, 2024 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024 (*)

Exhibit (10)(xix)

First Amendment To Executive Salary Continuation Agreement by and between Peoples Bank and Jeffrey N. Hooper, dated as of September 19, 2024 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024 (*)

Exhibit (10)(xx)

First Amendment to Employment Agreement with each of the Company’s named executive officers: Lance A. Sellers, President and Chief Executive Officer; Jeffrey N. Hooper, Executive Vice President and Chief Financial Officer; and William D. Cable, Sr., Executive Vice President and Chief Operating Officer, incorporated by reference to Exhibit (10)(i) to the Form 10-Q filed with the Securities and Exchange Commission on November 7, 2024

Exhibit (10)(xxi)	Executive Salary Continuation Agreement between Peoples Bank and Jeffrey N. Hooper dated July 1, 2020 (*)

Exhibit (13) 2024	Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (19)(i)	Amended and Restated Insider Trading and Section 16 Reporting Policy

Exhibit (19)(ii)	Amended and Restated Securities Law Compliance Policy

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)(i)	Consent of Forvis Mazars, LLP

Exhibit (23)(ii)	Consent of Elliott Davis, PLLC

Exhibit (31)(i)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(ii)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (97)	Excess Incentive-Based Compensation Recovery Policy, , incorporated by reference to Exhibit (97) to the Form 10-K filed with the Securities and Exchange Commission on March 7, 2024

Exhibit (101)

The following materials from the Company’s 10-K Report for the annual period ended December 31, 2024, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

Management contracts, compensatory plans and arrangement are marked with an asterisk (*)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP OF NORTH CAROLINA, INC. (Registrant)

By:	/s/ William D. Cable, Sr.
William D. Cable, Sr.
President and Chief Executive Officer

Date: March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William D. Cable, Sr.	President and Chief Executive Officer	March 12, 2025
William D. Cable, Sr.	(Principal Executive Officer)

/s/ James S. Abernethy	Director	March 12, 2025
James S. Abernethy

/s/ Robert C. Abernethy, Sr.	Chairman of the Board and Director	March 12, 2025
Robert C. Abernethy. Sr.

/s/ Douglas S. Howard	Director	March 12, 2025
Douglas S. Howard

/s/ Jeffrey N. Hooper	Executive Vice President and Chief	March 12, 2025
Jeffrey N. Hooper	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John W. Lineberger, Jr.	Director	March 12, 2025
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 12, 2025
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 12, 2025
Billy L. Price, Jr., M.D.

/s/ Larry E. Robinson	Director	March 12, 2025
Larry E. Robinson

/s/ William Gregory Terry	Director	March 12, 2025
William Gregory Terry

/s/ Dan Ray Timmerman, Sr.	Director	March 12, 2025
Dan Ray Timmerman, Sr.

/s/ Benjamin I. Zachary	Director	March 12, 2025
Benjamin I. Zachary

/s/ Ashton V. Abernethy	Director	March 12, 2025
Ashton V. Abernethy

/s/ Robert C. Abernethy, Jr.	Director	March 12, 2025
Robert C. Abernethy, Jr.

/s/ Dan Ray Timmerman, Jr.	Director	March 12, 2025
Dan Ray Timmerman, Jr.

