Form 10-Q
period 2025-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2025-05-06
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,459,441 shares of common stock, outstanding at April 30, 2025.

INDEX

PART I. FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Quarterly Report on Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

(Dollars in thousands)
	March 31,	December 31,
Assets	2025	2024
	(Unaudited)	(Audited)

Cash and due from banks	$32,372	30,919
Interest-bearing deposits	70,148	28,347
Cash and cash equivalents	102,520	59,266

Investment securities available for sale	374,350	388,003
Other investments	2,674	2,728
Total securities	377,024	390,731

Mortgage loans held for sale	544	1,367

Loans	1,152,080	1,138,404
Less allowance for credit losses	(10,047)	(9,995)
Net loans	1,142,033	1,128,409

Premises and equipment, net	15,074	14,847
Cash surrender value of life insurance	17,796	17,675
Other real estate	125	369
Right of use lease asset	3,831	4,013
Accrued interest receivable and other assets	34,038	35,285
Total assets	$1,692,985	1,651,962

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$412,761	402,254
Interest-bearing demand, MMDA & savings	756,241	741,363
Time, over $250,000	148,352	145,939
Other time	200,215	195,175
Total deposits	1,517,569	1,484,731

Junior subordinated debentures	15,464	15,464
Lease liability	3,958	4,136
Accrued interest payable and other liabilities	17,486	17,068
Total liabilities	1,554,477	1,521,399

Commitments and Contingencies

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,459,441 shares
at March 31, 2025 and 5,457,646 shares at December 31, 2024	48,708	48,658
Common stock held by deferred compensation trust, at cost; 161,680
shares at March 31, 2025 and 158,580 shares at December 31, 2024	(1,842)	(1,757)
Deferred compensation	1,842	1,757
Retained earnings	123,439	121,062
Accumulated other comprehensive loss	(33,639)	(39,157)
Total shareholders' equity	138,508	130,563

Total liabilities and shareholders' equity	$1,692,985	1,651,962

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

	2025	2024
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$16,016	15,138
Interest on due from banks	350	907
Interest on investment securities:
U.S. Government sponsored enterprises	2,261	2,591
State and political subdivisions	694	695
Other	649	479
Total interest income	19,970	19,810

Interest expense:
Interest-bearing demand, MMDA & savings deposits	2,652	2,060
Time deposits	3,133	3,681
Junior subordinated debentures	241	284
Other	-	481
Total interest expense	6,026	6,506

Net interest income	13,944	13,304

Provision for credit losses	268	91

Net interest income after provision for credit losses	13,676	13,213

Non-interest income:
Service charges	1,412	1,340
Other service charges and fees	186	184
Loss on sale of securities, net	(4)	-
Mortgage banking income	27	51
Insurance and brokerage commissions	237	246
Appraisal management fee income	3,042	2,414
Miscellaneous	1,629	1,803
Total non-interest income	6,529	6,038

Non-interest expense:
Salaries and employee benefits	6,788	6,980
Occupancy	2,028	2,111
Professional fees	507	392
Advertising	253	199
Debit card expense	236	312
FDIC insurance	189	191
Appraisal management fee expense	2,419	1,904
Other	2,153	2,427
Total non-interest expense	14,573	14,516

Earnings before income taxes	5,632	4,735

Income tax expense	1,287	787

Net earnings	$4,345	3,948

Basic net earnings per share	$0.82	0.74
Diluted net earnings per share	$0.79	0.72
Cash dividends declared per share	$0.36	0.35

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
	(Unaudited)	(Unaudited)

Net earnings	$4,345	3,948

Other comprehensive income :
Unrealized holding gains on securities available for sale	7,171	71
Reclassification adjustment for losses on securities available for sale included in net earnings	4	-

Total other comprehensive income , before income taxes	7,175	71

Income tax benefit related to other comprehensive income :

Unrealized holding gains on securities available for sale	(1,656)	(16)
Reclassification adjustment for losses on sales of securities available for sale included in net earnings	(1)	-

Total income tax expense related to other comprehensive income	(1,657)	(16)

Total other comprehensive income, net of tax	5,518	55

Total comprehensive income	$9,863	4,003

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands)

					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	(Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2024	5,457,646	$48,658	121,062	1,757	(1,757)	(39,157)	130,563

Restricted stock units vested	1,795	50	-	-	-	-	50
Cash dividends declared on common stock	-	-	(1,968)	-	-	-	(1,968)
Equity incentive plan, net	-	-	-	85	(85)	-	-
Net earnings	-	-	4,345	-	-	-	4,345
State tax rate reduction						(99)	(99)
Other comprehensive income	-	-	-	-	-	5,617	5,617
Balance, March 31, 2025	5,459,441	$48,708	123,439	1,842	(1,842)	(33,639)	138,508

Balance, December 31, 2023	5,534,499	$50,625	109,756	1,910	(1,910)	(39,365)	121,016

Common stock repurchase	(78,500)	(1,998)	-	-	-	-	(1,998)
Cash dividends declared on common stock	-	-	(1,929)	-	-	-	(1,929)
Equity incentive plan, net	-	-	-	33	(33)	-	-
Net earnings	-	-	3,948	-	-	-	3,948
Other comprehensive income	-	-	-	-	-	55	55
Balance, March 31, 2024	5,455,999	$48,627	111,775	1,943	(1,943)	(39,310)	121,092

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$4,345	3,948
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	678	671
Provision for credit losses	268	91
Deferred income taxes	786	(208)
Gain on sale of held for mortgage loans	(32)	(40)
Loss on sale of investment securities net	4	-
Write-down of premises and equipment	31	-
Gain on sale of other real estate	(17)	-
Restricted stock expense	(27)	6
Proceeds from sales of mortgage loans held for sale	1,564	3,137
Origination of mortgage loans held for sale	(709)	(3,703)
Cash surrender value of life insurance	(121)	(116)
Change in:
Right of use lease asset	182	178
Other assets	(1,295)	(1,043)
Lease liability	(178)	(172)
Other liabilities	445	920

Net cash provided by operating activities	5,924	3,669

Cash flows from investing activities:
Purchases of investment securities available for sale	-	(9,710)
Proceeds from calls and maturities of investment securities available for sale	12,733	3,000
Proceeds from sales of investment securities available for sale	3,000
Proceeds from paydowns of investment securities available for sale	4,959	3,859
Proceeds from paydowns of other investment securities	123	37
Purchase of FHLB stock	(11)	(10)
Net change in loans	(13,892)	(13,889)
Purchases of premises and equipment	(763)	(128)
Proceeds from sale of other real estate and repossessions	261	-

Net cash provided (used) by investing activities	6,410	(16,841)

Cash flows from financing activities:
Net change in deposits	32,838	60,319
Net change in securities sold under agreement to repurchase	-	(27,499)
Restricted stock units vested	50	-
Common stock repurchased	-	(1,998)
Cash dividends paid on common stock	(1,968)	(1,929)

Net cash provided by financing activities	30,920	28,893

Net change in cash and cash equivalents	43,254	15,721
Cash and cash equivalents at beginning of period	59,266	82,375
Cash and cash equivalents at end of period	$102,520	98,096

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,025	6,515
Income taxes	$352	236

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$5,518	55

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

The Consolidated Financial Statements in this report (other than the Consolidated Balance Sheet at December 31, 2024) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”).  Actual results could differ from those estimates.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two significant operating segment: Banking Operations and CBRES, as discussed more fully in Note 9. In determining the appropriateness of segment definition, the Company considers the criteria of Accounting Standards Codification (“ASC”) 280, Segment Reporting.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2025 Annual Meeting of Shareholders.  There have been no significant changes to the application of significant accounting policies since December 31, 2024.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs).	Annual reporting periods after 12/15/26

The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position.  The adoption of this guidance is expected to have an immaterial impact on disclosures.

ASU 2025-01, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220- 40)

The ASU clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.

Annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.

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

Reclassification

Certain amounts in the 2024 consolidated financial statements have been reclassified to conform to the 2025 presentation.  These reclassifications did not have any impact on shareholders’ equity or net earnings.

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

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

	For the three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024

Beginning balance	$(39,157)	$(39,365)
Other comprehensive loss before reclassifications, net	5,614	55
Amounts reclassified from accumulated other comprehensive loss, net	3	-
Reduction in state tax rate adjustment, net	(99)	-
Net current period other comprehensive loss	5,518	55
Ending balance	$(33,639)	$(39,310)

(3) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the applicable period is used to compute equivalent shares.

Shares held in the deferred compensation plan by the deferred compensation trust are excluded for purposes of calculating the weighted average number of shares outstanding and basic earnings per share in accordance with ASC 260-10-45-40 and ASC 260-10-45-45 through ASC 260-26010-45-46. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months ended March 31, 2025 and 2024  is as follows:

For the three months ended March 31, 2025
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,345	5,299,155	$0.82
Effect of dilutive securities:
Restricted stock units - unvested		10,354
Shares held in deferred comp plan by deferred compensation trust		160,130
Diluted earnings per share	$4,345	5,469,639	$0.79

For the three months ended March 31, 2024
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,948	5,318,671	$0.74
Effect of dilutive securities:
Restricted stock units - unvested		18,143
Shares held in deferred comp plan by deferred compensation trust		164,336
Diluted earnings per share	$3,948	5,501,150	$0.72

(4) Investment Securities

Investment securities available for sale at March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)
	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,983	-	585	7,398
U.S. Government sponsored enterprises	6,129	-	425	5,704
GSE - Mortgage-backed securities	232,114	161	19,422	212,853
Private label mortgage-backed securities	42,091	99	1,117	41,073
State and political subdivisions	129,594	-	22,272	107,322
Total	$417,911	260	43,821	374,350

(Dollars in thousands)
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,981	-	724	7,257
U.S. Government sponsored enterprises	9,243	-	511	8,732
GSE - Mortgage-backed securities	248,837	162	23,207	225,792
Private label mortgage-backed securities	43,118	74	1,425	41,767
State and political subdivisions	129,659	-	25,204	104,455
Total	$438,838	236	51,071	388,003

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2025 and December 31, 2024 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,398	585	7,398	585
U.S. government sponsored enterprises	-	-	5,704	425	5,704	425
GSE -Mortgage-backed securities	16,064	284	191,926	19,138	207,990	19,422
Private label mortgage-backed securities	8,932	81	25,595	1,036	34,527	1,117
State and political subdivisions	-	-	107,322	22,272	107,322	22,272
Total	$24,996	365	337,945	43,456	362,941	43,821

(Dollars in thousands)
	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,257	724	7,257	724
U.S. government sponsored enterprises	-	-	8,732	511	8,732	511
GSE -Mortgage-backed securities	20,458	669	197,497	22,538	217,955	23,207
Private label mortgage-backed securities	4,010	9	21,727	1,416	25,737	1,425
State and political subdivisions	-	-	104,455	25,204	104,455	25,204
Total	$24,468	678	339,668	50,393	364,136	51,071

At March 31, 2025, unrealized losses in the investment securities portfolio relating to debt securities totaled $43.8 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2025 table above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all six of the securities issued by U.S. Government sponsored enterprises (“GSE”), 110 of the 115 GSE mortgage-backed securities, and 13 of the 17 private label mortgage-backed securities contained unrealized losses.  The Company did not have any reserves on securities at March 31, 2025, as no credit related losses were identified in the Company’s March 31, 2025 analysis.  At December 31, 2024, unrealized losses in the investment securities portfolio relating to debt securities totaled $51.1 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the December 31, 2024 table above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by GSEs, 114 of the 119 GSE mortgage-backed securities, and 11 of the 16 private label mortgage-backed securities contained unrealized losses.  The Company did not have any reserves on securities at December 31, 2024, as no credit related losses were identified in the Company’s December 31, 2024 analysis.

The amortized cost and estimated fair value of investment securities available for sale, other than GSE mortgage-backed securities, at March 31, 2025, are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2025
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$4,995	4,982
Due from one to five years	35,616	32,632
Due from five to ten years	74,710	61,835
Due after ten years	70,476	62,048
Mortgage-backed securities	232,114	212,853
Total	$417,911	374,350

During the three months ended March 31, 2025, proceeds from sales of securities available for sale were $12.7 million and resulted in gross losses of $47,000 and gross gains of $43,000.  No securities available for sale were sold during the three months ended March 31, 2024.

Securities with a fair value of approximately $36.7 million and $40.0 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5) Loans

Major classifications of loans at March 31, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)
	March 31, 2025	December 31, 2024
Real estate loans:
Construction and land development	$126,645	122,328
Single-family residential	387,901	384,509
Commercial	479,194	471,444
Multifamily and farmland	69,470	69,671
Total real estate loans	1,063,210	1,047,952

Loans not secured by real estate:
Commercial	63,222	63,837
Farm	481	401
Consumer	6,338	6,475
All other	18,829	19,739

Total loans	1,152,080	1,138,404

Less allowance for credit losses	(10,047)	(9,995)

Total net loans	$1,142,033	1,128,409

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2025 and December 31, 2024:

March 31, 2025
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$333	35	368	126,277	126,645	-
Single-family residential	3,676	4,235	7,911	379,990	387,901	-
Commercial	360	416	776	478,418	479,194	-
Multifamily and farmland	-	-	-	69,470	69,470	-
Total real estate loans	4,369	4,686	9,055	1,054,155	1,063,210	-

Loans not secured by real estate:
Commercial	-	290	290	62,932	63,222	-
Farm	-	-	-	481	481	-
Consumer	20	7	27	6,311	6,338	-
All other	-	-	-	18,829	18,829	-
Total loans	$4,389	4,983	9,372	1,142,708	1,152,080	-

December 31, 2024
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$131	37	168	122,160	122,328	-
Single-family residential	5,434	3,720	9,154	375,355	384,509	-
Commercial	87	426	513	470,931	471,444	-
Multifamily and farmland	-	-	-	69,671	69,671	-
Total real estate loans	5,652	4,183	9,835	1,038,117	1,047,952	-

Loans not secured by real estate:
Commercial	360	248	608	63,229	63,837	-
Farm	-	-	-	401	401	-
Consumer	33	9	42	6,433	6,475	-
All other	-	-	-	19,739	19,739	-
Total loans	$6,045	4,440	10,485	1,127,919	1,138,404	-

The following table presents non-accrual loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	35	35
Single-family residential	1,345	2,890	4,235
Commercial	416	-	416
Multifamily and farmland	-	-	-
Total real estate loans	1,761	2,925	4,686

Loans not secured by real estate:
Commercial	223	67	290
Consumer	-	7	7
Total	$1,984	2,999	4,983

	December 31, 2024
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$37	-	37
Single-family residential	3,720	-	3,720
Commercial	426	-	426
Multifamily and farmland	-	-	-
Total real estate loans	4,183	-	4,183

Loans not secured by real estate:
Commercial	248	-	248
Consumer	9	-	9
Total	$4,440	-	4,440

No interest income was recognized on non-accrual loans for the three months ended March 31, 2025 and 2024.

A loan may be individually evaluated for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other assets.  Non-accrual loans with an outstanding balance of $250,000 or greater are individually evaluated and totaled $2.0 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively.  Non-accrual loans evaluated collectively as a pool totaled $3.0 million and $2.8 million at March 31, 2025 and December 31, 2024, respectively.  Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by estimated liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectible.

The following table details the amortized cost of collateral dependent loans and any related allowance at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
		Allowance for		Allowance for
(Dollars in thousands)	Amortized Cost	Credit Losses	Amortized Cost	Credit Losses
Real estate loans:
Construction and land development	$34	1	37	-
Single-family residential	4,235	26	3,720	-
Commercial	416	-	426	-
Multifamily and farmland	-	-	-	-
Total real estate loans	4,685	27	4,183	-

Loans not secured by real estate:
Commercial	261	-	248	-
Consumer	-	-	-	-
Total	$4,946	27	4,431	-

The following tables provide a breakdown of collateral dependent loans by collateral type and collateral coverage at March 31, 2025 and 2024.  These tables also show non-accrual loans not considered to be collateral dependent at March 31, 2025 and December 31, 2024.

	March 31, 2025
					Financial Assets
					Not Considered
(Dollars in thousands)	Residential Property	Developed Land	Commercial Property	Business Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$-	34	-	-	-	34
Single-family residential	4,235	-	-	-	-	4,235
Commercial	-	-	416	-	-	416
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	4,235	34	416	-	-	4,685

Loans not secured by real estate:
Commercial	-	-	-	261	-	261
Consumer	-	-	-	-	37	37
Total	$4,235	34	416	261	37	4,983
Collateral Value	$12,234	88	655	273

	December 31, 2024
					Financial Assets
					Not Considered
(Dollars in thousands)	Residential Property	Developed Land	Commercial Property	Business Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$-	37	-	-	-	37
Single-family residential	3,720	-	-	-	-	3,720
Commercial	-	-	426	-	-	426
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,720	37	426	-	-	4,183

Loans not secured by real estate:
Commercial	-	-	-	248	-	248
Consumer	-	-	-	-	9	9
Total	$3,720	37	426	248	9	4,440
Collateral Value	$9,648	88	944	272

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

No loans to borrowers experiencing financial difficulty were modified during the three months ended March 31, 2025.  The following table shows the amortized cost basis at March 31, 2024 of the loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024, disaggregated by loan class and type of concession granted.

(Dollars in thousands)

	Amortized Cost Basis at March 31, 2024	% of Loan Class	Modification Type	Financial Effect
Loan class:
Commercial not secured by real estate	73	0.11%	Term Extension	Line of credit converted to amortizing term loan.
Total	$73

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts.  The following tables show the performance of loans that were modified in the three months ended March 31, 2024.

March 31, 2024
(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Commercial real estate	73	-	-
Total	$73	-	-

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by an independent third-party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The Bank Board reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

As an additional measure, the Bank engages an independent third party to review the underwriting, documentation and risk grading analyses. This independent third party reviews and evaluates loan relationships greater than or equal to $1.5 million as well as a periodic sample of commercial relationships with exposures below $1.5 million, excluding loans in default and loans in process of litigation or liquidation.  The third party’s evaluation and report is shared with management and the Bank Board.

Management considers certain commercial loans with weak credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk.

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in estimating the allowance.  The provision for credit losses charged or credited to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date.  The amount of the allowance, and any provision, is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  An evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance.

The following tables present changes in the allowance for credit losses for the three months ended March 31, 2025 and 2024.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended March 31, 2025
Allowance for credit losses:
Beginning balance	$3,385	3,386	2,322	246	446	1	209	9,995
Charge-offs	-	(5)	-	-	-	-	(107)	(112)
Recoveries	-	5	-	-	5	-	71	81
Provision (recovery) for
loan losses (1)	78	(24)	15	(4)	(12)	-	30	83
Ending balance	$3,463	3,362	2,337	242	439	1	203	10,047
Allowance for credit loss-loans	$3,463	3,362	2,337	242	439	1	203	10,047
Allowance for credit losses
loan commitments	1,274	3	7	1	-	-	1	1,286
Total allowance for credit losses	$4,737	3,365	2,344	243	439	1	204	11,333

(1) Excludes provision for credit losses related to unfunded commitments. Note 7,"Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

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

(1) Excludes provision for credit losses related to unfunded commitments. Note 7,"Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of March 31, 2025.

	Term Loans by Origination Year							Revolving
								Loans
								Converted to
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Term Loans	Total Loans
March 31, 2025
Real Estate Loans
Construction and land
development
Pass	$11,959	43,989	28,700	26,681	4,916	9,824	-	72	126,141
Watch	-	-	-	-	441	-	-	-	441
Substandard	-	-	-	-	-	63	-	-	63
Total Construction and
land development	$11,959	43,989	28,700	26,681	5,357	9,887	-	72	126,645
Single family
Pass	$8,864	22,893	34,893	72,155	43,050	85,136	114,182	-	381,173
Watch	-	-	-	-	-	1,322	-	-	1,322
Substandard	-	-	31	1,345	96	3,617	317	-	5,406
Total single family	$8,864	22,893	34,924	73,500	43,146	90,075	114,499	-	387,901
Commercial
Pass	$14,052	57,648	45,650	137,429	69,605	148,915	2,377	-	475,676
Watch	-	-	-	453	-	2,253	-	-	2,706
Substandard	-	-	-	-	-	812	-	-	812
Total commercial	$14,052	57,648	45,650	137,882	69,605	151,980	2,377	-	479,194
Multifamily and farmland
Pass	$991	990	8,279	20,616	20,455	17,788	310	-	69,429
Watch	-	-	-	-	-	41	-	-	41
Substandard	-	-	-	-	-	-	-	-	-
Total multifamily and
farmland	$991	990	8,279	20,616	20,455	17,829	310	-	69,470
Total real estate loans	$35,866	125,520	117,553	258,679	138,563	269,771	117,186	72	1,063,210
Loans not secured by real estate
Commercial
Pass	$2,239	8,400	12,023	5,105	2,598	12,860	19,386	-	62,611
Watch	-	-	-	136	18	166	1	-	321
Substandard	-	13	25	223	-	29	-	-	290
Total Commercial	$2,239	8,413	12,048	5,464	2,616	13,055	19,387	-	63,222
Farm
Pass	$51	49	190	29	-	-	162	-	481
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$51	49	190	29	-	-	162	-	481
Consumer
Pass	$532	1,496	1,079	574	142	137	2,348	-	6,308
Watch	-	-	-	20	-	-	-	-	20
Substandard	-	-	-	-	-	8	2	-	10
Total consumer	$532	1,496	1,079	594	142	145	2,350	-	6,338
All other
Pass	$130	468	-	9,680	351	2,969	5,231	-	18,829
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$130	468	-	9,680	351	2,969	5,231	-	18,829
Total loans not secured
by real estate	$2,952	10,426	13,317	15,767	3,109	16,169	27,130	-	88,870
Total loans	$38,818	135,946	130,870	274,446	141,672	285,940	144,316	72	1,152,080

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs for the three months ended March 31, 2025.

March 31, 2025	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	-	-	-	5	-	-	5
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	-	-	-	5	-	-	5
Loans not secured by real estate:
Commercial	-	-	-	-	-	-	-	-	-
Consumer	-	5	-	-	-	102	-	-	107
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$-	5	-	-	-	107	-	-	112

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of December 31, 2024.

	Term Loans by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Loans
December 31, 2024
Real Estate Loans
Construction and land
development
Pass	$41,171	29,503	34,495	6,836	5,792	4,020	-	-	121,817
Watch	-	-	-	443	-	-	-	-	443
Substandard	-	-	-	-	-	68	-	-	68
Total Construction and
land development	$41,171	29,503	34,495	7,279	5,792	4,088	-	-	122,328
Single family
Pass	$22,169	35,865	73,663	43,900	22,363	66,074	113,067	-	377,101
Watch	-	-	-	-	-	1,469	993	-	2,462
Substandard	-	31	1,000	-	124	3,467	324	-	4,946
Total single family	$22,169	35,896	74,663	43,900	22,487	71,010	114,384	-	384,509
Commercial
Pass	$56,411	46,589	135,881	71,066	58,223	97,122	2,296	-	467,588
Watch	-	-	-	-	87	2,943	-	-	3,030
Substandard	-	-	-	-	400	426	-	-	826
Total commercial	$56,411	46,589	135,881	71,066	58,710	100,491	2,296	-	471,444
Multifamily and farmland
Pass	$998	8,455	20,786	20,638	6,055	12,186	443	-	69,561
Watch	-	-	-	-	-	43	-	-	43
Substandard	-	-	-	-	-	67	-	-	67
Total multifamily and
farmland	$998	8,455	20,786	20,638	6,055	12,296	443	-	69,671
Total real estate loans	$120,749	120,443	265,825	142,883	93,044	187,885	117,123	-	1,047,952
Loans not secured by real estate
Commercial
Pass	$9,153	11,335	6,045	3,107	1,707	11,864	20,032	-	63,243
Watch	-	-	136	19	23	167	1	-	346
Substandard	-	25	223	-	-	-	-	-	248
Total Commercial	$9,153	11,360	6,404	3,126	1,730	12,031	20,033	-	63,837
Farm
Pass	$53	195	17	50	-	-	86	-	401
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$53	195	17	50	-	-	86	-	401
Consumer
Pass	$1,777	1,232	666	176	99	64	2,397	-	6,411
Watch	-	-	53	-	-	-	-	-	53
Substandard	-	-	-	-	-	8	3	-	11
Total consumer	$1,777	1,232	719	176	99	72	2,400	-	6,475
All other
Pass	$972	-	10,002	376	217	2,878	5,164	-	19,609
Watch	-	-	-	-	-	130	-	-	130
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$972	-	10,002	376	217	3,008	5,164	-	19,739
Total loans not secured
by real estate	$11,955	12,787	17,142	3,728	2,046	15,111	27,683	-	90,452
Total loans	$132,704	133,230	282,967	146,611	95,090	202,996	144,806	-	1,138,404

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs during the year ended December 31, 2024.

December 31, 2024	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	126	-	-	5	-	-	131
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	126	-	-	5	-	-	131
Loans not secured by real estate:
Commercial	-	447	397	74	179	37	-	-	1,134
Consumer	5	37	9	-	1	557	-	-	609
All other	-	-	-	-	-	107	-	-	107

Total gross charge-offs	$5	484	532	74	180	706	-	-	1,981

(6) Leases

As of March 31, 2025, the Bank had operating right of use assets of $3.8 million and operating lease liabilities of $4.0 million. As of December 31, 2024, the Bank had operating right of use assets of $4.0 million and operating lease liabilities of $4.1 million.  The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices.  Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised.  Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of March 31, 2025 and 2024.

(Dollars in thousands)
	March 31, 2025	March 31, 2024

Operating lease cost	$192	$815

Other information:
Cash paid for amounts included in the measurement of lease liabilities	206	787
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	-
Weighted-average remaining lease term - operating leases	7.80	8.30
Weighted-average discount rate - operating leases	2.82%	2.74%

The following table presents lease maturities as of March 31, 2025.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	March 31, 2025

2025	$567
2026	650
2027	612
2028	510
2029	422
Thereafter	1,694
Total	4,455
Less: Imputed Interest	(497)
Operating Lease Liability	$3,958

(7) Commitments and Contingencies

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	3/31/25	12/31/24
Financial instruments whose contract amount represent credit risk:

Commitments to extend credit	$347,461	$348,876

Standby letters of credit	$1,607	$1,675

Commitments to extend credit are conditional agreements to lend to a customer.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $349.1 million does not necessarily represent future cash requirements.

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable.  The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense.  The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans.  The allowance for credit losses for unfunded loan commitments of $1.3 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2025 and 2024.

(dollars in thousands)
	March 31, 2025	March 31, 2024

Beginning Balance	$1,101	$1,770
Provision for (recovery of) credit losses	185	(72)
Ending balance	$1,286	$1,698

(8) Fair Value

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

Mutual Funds

Mutual funds held in the deferred compensation trust are carried at fair value.  Mutual funds held in the deferred compensation trust are included in other assets on the balance sheet and reported in the Level 1 fair value category.

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)
	March 31, 2025
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,398	-	7,398	-
U.S. Government sponsored enterprises	5,704	-	5,704	-
GSE - Mortgage-backed securities	212,853	-	212,853	-
Private label mortgage-backed securities	41,073	-	41,073	-
State and political subdivisions	107,322	-	107,322	-
Mutual funds held in deferred compensation trust	2,740	2,740	-	-

(Dollars in thousands)
	December 31, 2024
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,257	-	7,257	-
U.S. Government sponsored enterprises	8,732	-	8,732	-
GSE - Mortgage-backed securities	225,792	-	225,792	-
Private label mortgage-backed securities	41,767	-	41,767	-
State and political subdivisions	104,455	-	104,455	-
Mutual funds held in deferred compensation trust	2,726	2,726	-	-

The fair value measurements for individually evaluated loans and other real estate on a non-recurring basis at March 31, 2025 and December 31, 2024 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value March 31, 2025	Fair Value December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Individually evaluated loans	$1,984	$1,646	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0 - 50%
Other real estate	$125	$369	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$102,520	102,520	-	-	102,520
Investment securities available for sale	374,350	-	374,350	-	374,350
Other investments	2,674	-	-	2,674	2,674
Mortgage loans held for sale	544	-	544	-	544
Loans, net	1,142,033	-	-	1,139,464	1,139,464
Mutual funds held in deferred
compensation trust	2,740	2,740	-	-	2,740

Liabilities:
Deposits	$1,517,569	-	1,519,747	-	1,519,747
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$59,266	59,266	-	-	59,266
Investment securities available for sale	388,003	-	388,003	-	388,003
Other investments	2,728	-	-	2,728	2,728
Mortgage loans held for sale	1,367	-	1,367	-	1,367
Loans, net	1,128,409	-	-	1,123,864	1,123,864
Mutual funds held in deferred
compensation trust	2,726	2,726	-	-	2,726

Liabilities:
Deposits	$1,484,731	-	1,487,475	-	1,487,475
Junior subordinated debentures	15,464	-	15,464	-	15,464

(9) Reportable Segments

The Company has two reportable segments as described below:

Banking Operations – This segment reflects the consolidated Bank, excluding CBRES.  The primary source of revenue for this segment is net interest income.

CBRES – A Bank subsidiary that provides appraisal management services to community banks.  The primary source of revenue for this segment is appraisal management fee income.

The Bank’s executive management team, which is comprised of the Bank’s Chief Executive Officer, Chief Financial Officer and executive vice presidents, is the chief operating decision maker for the Company. The Bank’s executive management team reviews actual net income versus budgeted net income on a quarterly basis to assess segment performance.

The following table presents financial information for the reportable segments.  Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.  The information provided under the caption “Other” represents the parent company, which is  not considered to be a reportable segment, is included to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended March 31, 2025
Interest income	$19,963	-	7	19,970
Interest expense	5,785	-	241	6,026
Net interest income	14,178	-	(234)	13,944
Provision for credit losses	268	-	-	268
Noninterest income	3,487	-	-	3,487
Appraisal management fee income	-	3,042	-	3,042
Salaries and employee benefits	6,466	220	102	6,788
Occupancy	2,018	10	-	2,028
Appraisal management fee expense	-	2,419	-	2,419
Noninterest expense	3,083	188	67	3,338
Income tax expense (benefit)	1,325	47	(85)	1,287
Net income (loss)	$4,505	158	(318)	4,345
Total assets	$1,687,711	4,545	729	1,692,985
As of and for the three months ended March 31, 2024
Interest income	$19,801	-	9	19,810
Interest expense	6,222	-	284	6,506
Net interest income	13,579	-	(275)	13,304
Provision for credit losses	91	-	-	91
Noninterest income	3,624	-	-	3,624
Appraisal management fee income	-	2,414	-	2,414
Salaries and employee benefits	6,683	196	101	6,980
Occupancy	2,110	1	-	2,111
Appraisal management fee expense	-	1,904	-	1,904
Noninterest expense	3,313	147	61	3,521
Income tax expense (benefit)	841	38	(92)	787
Net income (loss)	$4,165	128	(345)	3,948
Total assets	$1,647,611	3,847	504	1,651,962

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors in the Company’s Annual Report of Form 10-K and the Company’s Consolidated Financial Statements and Notes thereto on pages A-20 through A-63 of the Company’s 2024 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

The Federal Reserve Federal Open Market Committee (“FOMC”) increased the target federal funds rate 500 basis points between March 2022 and July 2023 to address the supply-chain disruption and rising inflation that had developed in the markets prior to the increases in the target rate.  In 2024, the FOMC reduced the target federal funds rate to a range of 4.25% to 4.50% at March 31, 2025.  Subsequently, economic conditions have stabilized such that businesses in our market area are growing and investing again.  The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity are now sufficiently stable to allow for reasonable economic growth in our markets.

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

Summary of Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2025 Annual Meeting of Shareholders.  There have been no significant changes to the application of significant accounting policies since December 31, 2024.

Results of Operations

Summary. Net earnings were $4.3 million or $0.82 per share and $0.79 per diluted share for the three months ended March 31, 2025, as compared to $3.9 million or $0.74 per share and $0.72 per diluted share for the prior year period. The increase in first quarter net earnings is primarily the result of increases in net interest income and non-interest income, which were partially offset by an increase in the provision for credit losses and an increase in non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.07% for the three months ended March 31, 2025, compared to 0.96% for the same period one year ago, and annualized return on average shareholders’ equity was 13.52% for the three months ended March 31, 2025, compared to 13.51% for the same period one year ago.

Net Interest Income.Net interest income, the major component of the Company’s net income, is the amount by which interest and fees generated by interest-earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets, and represents the Company’s net yield on its interest-earning assets.

Net interest income was $13.9 million for the three months ended March 31, 2025, compared to $13.3 million for the three months ended March 31, 2024. The increase in net interest income is due to a $160,000 increase in interest income and a $480,000 decrease in interest expense. The increase in interest income is primarily due to a $878,000 increase in interest income and fees on loans, which was partially offset by a $557,000 decrease in interest income on balances due from banks and a $161,000 decrease in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans. The decrease in interest income on balances due from banks is due to a reduction in balances outstanding. The decrease in interest income on investment securities is primarily due to a reduction in balances outstanding. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities. Net interest income after the provision for credit losses was $13.7 million for the three months ended March 31, 2025, compared to $13.2 million for the three months ended March 31, 2024. The provision for credit losses for the three months ended March 31, 2025 was $268,000, compared to $91,000 for the three months ended March 31, 2024. The increase in the provision for credit losses is primarily attributable to an increase in unfunded commitments on construction loans and an increase in total loans outstanding. These increases were partially offset by the removal of the $60,000 Hurricane Helene reserve included in the allowance for credit losses at December 31, 2024.

Interest income was $20.0 million for the three months ended March 31, 2025, compared to $19.8 million for the three months ended March 31, 2024. The increase is primarily due to a $878,000 increase in interest income and fees on loans, which was partially offset by a $557,000 decrease in interest income on balances due from banks and a $161,000 decrease in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans. The decrease in interest income on balances due from banks is due to a reduction in balances outstanding. The decrease in interest income on investment securities is primarily due to a reduction in balances outstanding. During the three months ended March 31, 2025, average loans were $1.14 billion, an increase of $49.7 million from average loans of $1.09 billion for the three months ended March 31, 2024. During the three months ended March 31, 2025, average investment securities available for sale were $433.2 million, a decrease of $10.3 million from average investment securities available for sale of $443.5 million for the three months ended March 31, 2024. The average yield on loans for the three months ended March 31, 2025 and 2024 was 5.69% and 5.57%, respectively. The average yield on investment securities available for sale was 3.38% and 3.15% for the three months ended March 31, 2025 and 2024, respectively. The average yield on earning assets was 5.03% and 4.96% for the three months ended March 31, 2025 and 2024, respectively.

Interest expense was $6.0 million for the three months ended March 31, 2025, compared to $6.5 million for the three months ended March 31, 2024. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities. During the three months ended March 31, 2025, average interest-bearing non-maturity deposits were $747.0 million, an increase of $98.7 million from average interest-bearing non-maturity deposits of $648.3 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, average certificates of deposit were $341.3 million, a decrease of $10.9 million from average certificates of deposit of $352.2 million for the three months ended March 31, 2024. The average rate paid on interest-bearing checking and savings accounts was 1.44% and 1.28% for the three months ended March 31, 2025 and 2024, respectively. The average rate paid on certificates of deposit was 3.72% for the three months ended March 31, 2025, compared to 4.20% for the same period one year ago. The average rate paid on interest-bearing liabilities was 2.21% for the three months ended March 31, 2025, compared to 2.40% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2025 and 2024. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended March 31, 2025 and 2024 have been adjusted to a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,142,331	$16,016	5.69%	$1,092,658	$15,138	5.57%
Investments - taxable	302,060	2,863	3.84%	310,014	3,008	3.90%
Investments - nontaxable*	134,289	746	2.25%	136,791	763	2.24%
Due from banks	32,939	350	4.31%	66,518	907	5.48%

Total interest-earning assets	1,611,619	19,975	5.03%	1,605,981	19,816	4.96%

Non-interest earning assets:
Cash and due from banks	29,509			32,045
Allowance for credit losses	(9,987)			(11,062)
Other assets	20,195			20,838

Total assets	$1,651,336			$1,647,802

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$746,960	$2,652	1.44%	$648,306	$2,060	1.28%
Time deposits	341,296	3,133	3.72%	352,247	3,681	4.20%
Junior subordinated debentures	15,464	241	6.32%	15,464	284	7.39%
Other	-	-	-	72,695	481	2.66%

Total interest-bearing liabilities	1,103,720	6,026	2.21%	1,088,712	6,506	2.40%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	402,567			427,752
Other liabilities	14,696			13,814
Shareholders' equity	130,353			117,524

Total liabilities and shareholders' equity	$1,651,336			$1,647,802

Net interest spread		$13,949	2.82%		$13,310	2.56%

Net yield on interest-earning assets			3.51%			3.33%

Taxable equivalent adjustment
Investment securities		$5			$6

Net interest income		$13,944			$13,304

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $8.6 million in 2025 and $10.9 million in 2024.  Tax rates of 2.25% and 2.50% were used to calculate the tax equivalent yields on these securities in 2025 and 2024, respectively.

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

	Three months ended March 31, 2025 compared to three months ended March 31, 2024			Three months ended March 31, 2024 compared to three months ended March 31, 2023
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$692	186	878	730	1,525	2,255
Investments - taxable	(76)	(69)	(145)	(275)	454	179
Investments - nontaxable	(14)	(3)	(17)	(11)	20	9
Due from banks	(407)	(150)	(557)	433	91	524
Total interest income	195	(36)	159	877	2,090	2,967

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	332	260	592	(323)	895	572
Time deposits	(107)	(441)	(548)	1,727	1,438	3,165
Junior subordinated debentures	-	(43)	(43)	-	36	36
Other	(241)	(240)	(481)	177	93	270
Total interest expense	(16)	(464)	(480)	1,581	2,462	4,043
Net interest income	$211	428	639	(704)	(372)	(1,076)

Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2025 was $268,000, compared to $91,000 for the three months ended March 31, 2024. The increase in the provision for credit losses is primarily attributable to an increase in unfunded commitments on construction loans and an increase in total loans outstanding. These increases were partially offset by the removal of the $60,000 Hurricane Helene reserve included in the allowance for credit losses at December 31, 2024.

Non-Interest Income. Non-interest income was $6.5 million for the three months ended March 31, 2025, compared to $6.0 million for the three months ended March 31, 2024. The increase in non-interest income is primarily attributable to a $628,000 increase in appraisal management fee income due to an increase in appraisal volume, which was partially offset by a $174,000 decrease in miscellaneous non-interest income primarily due to a decrease in income on mutual funds held in the deferred compensation trust due to a decrease in valuations for the assets in the deferred compensation plan.

Non-Interest Expense. Non-interest expense was $14.6 million for the three months ended March 31, 2025, compared to $14.5 million for the three months ended March 31, 2024. The increase in non-interest expense is primarily attributable to a $515,000 increase in appraisal management fee expense due to an increase in appraisal volume, which was partially offset by a $192,000 decrease in salaries and employee benefits expense primarily due to a decrease in insurance expense, a $274,000 decrease in other non-interest expense primarily due to a decrease in debit card fraud expense, and a $83,000 decrease in occupancy expense primarily due to a decrease in depreciation expense.

Income Taxes. Income tax expense was $1.3 million for the three months ended March 31, 2025, compared to $787,000 for the three months ended March 31, 2024. The effective tax rate was 22.85% for the three months ended March 31, 2025, compared to 16.62% for the three months ended March 31, 2024. The increase in the effective tax rate is primarily due to a $322,000 interest receivable booked during the three months ended March 31, 2024 on a deposit for taxes paid prior to a settlement with the North Carolina Department of Revenue (“NCDOR”) to withdraw the disallowance of certain tax credits previously purchased by the Bank.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $374.4 million as of March 31, 2025, compared to $388.0 million as of December 31, 2024. Average investment securities available for sale for the three months ended March 31, 2025 were $433.2 million, compared to $442.1 million for the year ended December 31, 2024.

Loans. Total loans were $1.15 billion as of March 31, 2025, compared to $1.14 billion at December 31, 2024. Average loans represented 71% and 69% of average earning assets for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

The Bank had $544,000 and $1.4 million in mortgage loans held for sale as of March 31, 2025 and December 31, 2024, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At March 31, 2025, the Bank had $123.0 million in residential mortgage loans, $115.4 million in home equity loans and $694.2 million in commercial mortgage loans, which include $546.4 million secured by commercial property and $147.8 million secured by residential property. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization. The Bank also had construction and land development loans totaling $126.6 million at March 31, 2025.

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

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of March 31, 2025. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or decrease reserve levels and include adjustments for: local, state and national economic outlook; levels and trends of delinquencies; trends in volume, mix and size of loans; seasoning of the loan portfolio; experience of staff; concentrations of credit; and interest rate risk.

The portion of the ACL balance attributable to qualitative factors was $5.4 million and $5.2 million at March 31, 2025 and December 31, 2024, respectively. The risk factors are weighted as follows: Local, State and National Economic Outlook – 30%, Concentrations of Credit – 5%, Interest Rate Risk – 5%, Trends in Terms of Volume, Mix and Size of Loans – 15%, Seasoning of the Loan Portfolio – 10%, Experience of Staff – 10%, and Levels and Trends of Delinquencies – 25%. No changes to the risk status of any of the risk factors was made during the three months ended March 31, 2025.

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

The allowance for credit losses on unfunded commitments was $1.3 million at March 31, 2025, compared to $1.1 million at December 31, 2024. The increase in the allowance for credit losses on unfunded commitments was primarily due to a $275,000 increase in the allowance for construction loans resulting from a $11.5 million increase in unfunded commitments on construction loans during the three months ended March 31, 2025.

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectability becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third-party credit review firm (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan. The board of directors of the Bank (the “Bank Board”) reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

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

Since the adoption of Current Expected Credit Loss (“CECL”) methodology on January 1, 2023, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of the Bank’s financial assets, including loan receivables and some off-balance sheet credit exposures. Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Credit losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Non-performing Assets. Non-performing assets were $5.1 million or 0.30% of total assets at March 31, 2025, compared to $4.8 million or 0.29% of total assets at December 31, 2024. Non-performing assets include $4.2 million in residential mortgage loans, $451,000 in commercial mortgage loans, $298,000 in other loans, and $125,000 in other real estate owned at March 31, 2025, compared to $3.7 million in residential mortgage loans, $463,000 in commercial mortgage loans, $257,000 in other loans, and $369,000 in other real estate owned at December 31, 2024. The Bank had no repossessed assets as of March 31, 2025 and 2024.

Deposits. Deposits were $1.52 billion as of March 31, 2025, compared to $1.48 billion as of December 31, 2024. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.37 billion at March 31, 2025, compared to $1.34 billion at December 31, 2024. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of more than $250,000 totaled $148.4 million at March 31, 2025, compared to $145.9 million December 31, 2024.

Estimated uninsured deposits totaled $354.7 million, or 23.37% of total deposits, at March 31, 2025, compared to $396.5 million, or 26.71% of total deposits, at December 31, 2024. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at March 31, 2025.

Borrowed Funds. There were no borrowed funds outstanding at March 31, 2025 and December 31, 2024.

Junior Subordinated Debentures (related to Trust Preferred Securities).Junior subordinated debentures were $15.5 million at March 31, 2025 and December 31, 2024.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2025 totaled $1.61 billion, exceeding average rate sensitive liabilities of $1.10 billion by $507.9 million.

Included in the rate sensitive assets are $189.5 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate. At March 31, 2025, the Company had $124.2 million in loans with interest rate floors. No floors were in effect on loans with floors on interest rates charged at March 31, 2025.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2025, such unfunded commitments to extend credit were $347.5 million, while commitments in the form of standby letters of credit totaled $1.6 million. As of December 31, 2024, such unfunded commitments to extend credit were $348.9 million, while commitments in the form of standby letters of credit totaled $1.7 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2025, the Bank’s core deposits, a non-GAAP measure, totaled $1.37 billion, or 90% of total deposits. As of December 31, 2024, the Bank’s core deposits totaled $1.34 billion, or 90% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits and internet certificates of deposit. The Bank did not have any wholesale funding at March 31, 2025 and December 31, 2024.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at March 31, 2025 and December 31, 2024. At March 31, 2025, the carrying value of loans pledged as collateral to the FHLB totaled $221.3 million compared to $232.9 million at December 31, 2024. The remaining availability under the line of credit with the FHLB was $134.0 million at March 31, 2025 compared to $131.9 million at December 31, 2024. The Bank had no borrowings from the FRB at March 31, 2025 or December 31, 2024. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2025, the carrying value of loans pledged as collateral to the FRB totaled $643.1 million compared to $637.9 million at December 31, 2024. Availability under the line of credit with the FRB was $522.1 million at March 31, 2025 compared to $511.9 million at December 31, 2024.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2025.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 29.70% at March 31, 2025 and 28.16% at December 31, 2024. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2025 and December 31, 2024.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit.

Capital Resources. Shareholders’ equity was $138.5 million, or 8.18% of total assets, at March 31, 2025, compared to $130.6 million, or 7.90% of total assets, at December 31, 2024.

Annualized return on average equity for the three months ended March 31, 2025 was 13.52%, compared to 13.51% for the three months ended March 31, 2024. Total cash dividends paid on common stock were $2.0 million for the three months ended March 31, 2025, compared to $1.9 million for the three months ended March 31, 2024.

In June of 2024, the Board of Directors authorized a stock repurchase program, whereby up to $2.0 million may be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company had not repurchased any shares of its common stock under this stock repurchase program through February 28, 2025, when the program expired.

In March of 2025, the Board of Directors authorized a stock repurchase program, whereby up to $3.0 million may be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company had not repurchased any shares of its common stock under this stock repurchase program as of March 31, 2025.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at March 31, 2025 and December 31, 2024. The Company’s Tier 1 capital ratio was 14.58% and 14.47% at March 31, 2025 and December 31, 2024, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.46% and 15.34% at March 31, 2025 and December 31, 2024, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.41% and 13.29% at March 31, 2025 and December 31, 2024, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 11.08% and 10.88% at March 31, 2025 and December 31, 2024, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.45% and 14.35% at March 31, 2025 and December 31, 2024, respectively. The total risk-based capital ratio for the Bank was 15.34% and 15.22% at March 31, 2025 and December 31, 2024, respectively. The Bank’s common equity Tier 1 capital ratio was 14.45% and 14.35% at March 31, 2025 and December 31, 2024, respectively. The Bank’s Tier 1 leverage capital ratio was 10.90% and 10.71% at March 31, 2025 and December 31, 2024, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2025.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2025	-	$-	-	$2,000,000

February 1 - 28, 2025	63	$28.96	-	$2,000,000

March 1 - 31, 2025	3,037	$27.55	-	$3,000,000

Total	3,100	$27.58	-

(1)  The Company purchased 3,100 shares on the open market in the three months ended March 31, 2025 for its deferred compensation plan.  All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3)  Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program.  $2.0 million authorized in June 2024, expired February 28, 2025.  $3.0 million authorized in March 2025, expires February 28, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2025, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 6, 2025	/s/ William D. Cable, Sr.
Date	William D. Cable, Sr. President and Chief Executive Officer (Principal Executive Officer)

May 6, 2025	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

