Form 10-Q
period 2025-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2025-08-05
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,459,441 shares of common stock, outstanding at July 31, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

(Dollars in thousands)
	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$33,017	30,919
Interest-bearing deposits	68,983	28,347
Cash and cash equivalents	102,000	59,266

Investment securities available for sale	371,614	388,003
Other investments	2,648	2,728
Total securities	374,262	390,731

Mortgage loans held for sale	1,541	1,367

Loans	1,157,975	1,138,404
Less allowance for credit losses	(9,792)	(9,995)
Net loans	1,148,183	1,128,409

Premises and equipment, net	14,644	14,847
Cash surrender value of life insurance	17,587	17,675
Other real estate	-	369
Right of use lease asset	3,713	4,013
Accrued interest receivable and other assets	31,915	35,285
Total assets	$1,693,845	1,651,962

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$406,556	402,254
Interest-bearing demand, MMDA & savings	754,125	741,363
Time, over $250,000	150,580	145,939
Other time	202,558	195,175
Total deposits	1,513,819	1,484,731

Junior subordinated debentures	15,464	15,464
Lease liability	3,844	4,136
Accrued interest payable and other liabilities	16,713	17,068
Total liabilities	1,549,840	1,521,399

Commitments and Contingencies

Shareholders' equity:
Preferred stock, no par value; authorized
5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized
20,000,000 shares; issued and outstanding 5,459,441 shares
at June 30, 2025 and 5,457,646 shares at December 31, 2024	48,708	48,658
Common stock held by deferred compensation trust, at cost; 150,463
shares at June 30, 2025 and 158,580 shares at December 31, 2024	(1,527)	(1,757)
Deferred compensation	1,527	1,757
Retained earnings	127,506	121,062
Accumulated other comprehensive loss	(32,209)	(39,157)
Total shareholders' equity	144,005	130,563

Total liabilities and shareholders' equity	$1,693,845	1,651,962

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$16,648	15,571	32,664	30,709
Interest on due from banks	706	725	1,056	1,632
Interest on investment securities:
U.S. Government sponsored enterprises	2,087	2,551	4,348	5,142
State and political subdivisions	694	695	1,388	1,390
Other	585	528	1,234	1,007
Total interest income	20,720	20,070	40,690	39,880

Interest expense:
NOW, MMDA & savings deposits	2,729	2,438	5,381	4,498
Time deposits	3,152	3,628	6,285	7,309
Junior subordinated debentures	242	283	483	567
Other	-	305	-	786
Total interest expense	6,123	6,654	12,149	13,160

Net interest income	14,597	13,416	28,541	26,720

Provision for (recovery of) credit losses	(213)	(468)	55	(377)

Net interest income after provision for (recovery of) credit losses	14,810	13,884	28,486	27,097

Non-interest income:
Service charges	1,372	1,346	2,784	2,686
Other service charges and fees	156	180	342	364
Loss on sale of securities, net	-	-	(4)	-
Mortgage banking income	41	74	68	125
Insurance and brokerage commissions	258	219	495	465
Appraisal management fee income	3,973	3,181	7,015	5,595
Miscellaneous	1,893	2,521	3,522	4,324
Total non-interest income	7,693	7,521	14,222	13,559

Non-interest expense:
Salaries and employee benefits	7,168	6,827	13,956	13,807
Occupancy	2,058	2,105	4,086	4,216
Professional fees	559	635	1,066	1,027
Advertising	245	95	498	377
Debit card expense	227	425	463	737
FDIC Insurance	193	192	382	383
Appraisal management fee expense	3,156	2,523	5,575	4,427
Miscellaneous	2,234	2,329	4,387	4,673
Total non-interest expense	15,840	15,131	30,413	29,647

Earnings before income taxes	6,663	6,274	12,295	11,009

Income tax expense	1,503	1,386	2,790	2,173

Net earnings	$5,160	4,888	9,505	8,836

Basic net earnings per share	$0.97	0.93	1.79	1.67
Diluted net earnings per share	$0.95	0.89	1.74	1.61
Cash dividends declared per share	$0.20	0.19	0.56	0.54

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$5,160	4,888	9,505	8,836

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities
available for sale	1,852	(882)	9,023	(811)
Reclassification adjustment for losses on
securities available for sale
included in net earnings	-	-	4	-

Total other comprehensive income (loss),
before income taxes	1,852	(882)	9,027	(811)

Income tax expense (benefit) related to other
comprehensive income:

Unrealized holding gains (losses) on securities
available for sale	422	(203)	2,078	(187)
Reclassification adjustment for losses on
on securities available for sale
included in net earnings	-	-	1	-

Total income tax expense (benefit) related to
other comprehensive income	422	(203)	2,079	(187)

Total other comprehensive income (loss),
net of tax	1,430	(679)	6,948	(624)

Total comprehensive income	$6,590	4,209	16,453	8,212

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands)

					Common Stock Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	(Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2024	5,457,646	$48,658	121,062	1,757	(1,757)	(39,157)	130,563

Restricted stock units vested	1,795	50	-	-	-	-	50
Cash dividends declared on
common stock	-	-	(1,968)	-	-	-	(1,968)
Equity incentive plan, net	-	-	-	85	(85)	-	-
Net earnings	-	-	4,345	-	-	-	4,345
State tax rate reduction	-	-	-	-	-	(99)	(99)
Other comprehensive income	-	-	-	-	-	5,617	5,617
Balance, March 31, 2025	5,459,441	$48,708	123,439	1,842	(1,842)	(33,639)	138,508

Cash dividends declared on
common stock	-	-	(1,093)	-	-	-	(1,093)
Equity incentive plan, net	-	-	-	(315)	315	-	-
Net earnings	-	-	5,160	-	-	-	5,160
Other comprehensive income	-	-	-	-	-	1,430	1,430
Balance, June 30, 2025	5,459,441	$48,708	127,506	1,527	(1,527)	(32,209)	144,005

Balance, December 31, 2023	5,534,499	$50,625	109,756	1,910	(1,910)	(39,365)	121,016

Common stock repurchase	(78,500)	(1,998)	-	-	-	-	(1,998)
Cash dividends declared on
common stock	-	-	(1,929)	-	-	-	(1,929)
Equity incentive plan, net	-	-	-	33	(33)	-	-
Net earnings	-	-	3,948	-	-	-	3,948
Other comprehensive income	-	-	-	-	-	55	55
Balance, March 31, 2024	5,455,999	$48,627	111,775	1,943	(1,943)	(39,310)	121,092

Cash dividends declared on
common stock	-	-	(1,040)	-	-	-	(1,040)
Restricted stock units issued	1,647	51					51
Equity incentive plan, net	-	-	-	37	(37)	-	-
Net earnings	-	-	4,888	-	-	-	4,888
Other comprehensive loss	-	-	-	-	-	(679)	(679)
Balance, June 30, 2024	5,457,646	$48,678	115,623	1,980	(1,980)	(39,989)	124,312

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(Dollars in thousands)

	2025	2024
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$9,505	8,836
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,383	1,429
Provision for (recovery of) credit losses	55	(377)
Deferred income taxes	823	(218)
Gain on sale of held for mortgage loans	(73)	(105)
Loss on sale of investment securities net	4	-
Write-down of premises and equipment	31	-
Gain on sale of other real estate	(13)	-
Restricted stock expense	26	92
Proceeds from sales of mortgage loans held for sale	3,160	7,078
Origination of mortgage loans held for sale	(3,261)	(7,575)
Cash surrender value of life insurance	(242)	(231)
Change in:
Right of use lease asset	300	357
Other assets	369	961
Lease liability	(292)	(345)
Other liabilities	(381)	425

Net cash provided by operating activities	11,394	10,327

Cash flows from investing activities:
Purchases of investment securities available for sale	-	(13,729)
Proceeds from calls and maturities of investment securities
available for sale	3,000	3,000
Proceeds from sales of investment securities available for sale	12,733	-
Proceeds from paydowns of investment securities available for sale	9,365	8,160
Proceeds from paydowns of other investment securities	158	128
Purchase of FHLB stock	(11)	(10)
Net change in loans	(19,829)	(18,254)
Purchases of premises and equipment	(865)	(215)
Proceeds from bank owned life insurance	330	-
Proceeds from sale of other real estate and repossessions	382	-

Net cash provided (used) by investing activities	5,263	(20,920)

Cash flows from financing activities:
Net change in deposits	29,088	83,911
Net change in securities sold under agreement to repurchase	-	(67,891)
Restricted stock units vested	50	-
Common stock repurchased	-	(1,998)
Cash dividends paid on common stock	(3,061)	(2,969)

Net cash provided by financing activities	26,077	11,053

Net change in cash and cash equivalents	42,734	460

Cash and cash equivalents at beginning of period	59,266	82,375
Cash and cash equivalents at end of period	$102,000	82,835

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2025 and 2024

(Dollars in thousands)

	2025	2024
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,197	14,607
Income taxes	$2,125	1,837

Noncash investing and financing activities:
Change in unrealized loss on investment securities
available for sale, net	$6,948	(624)
Initial recognition of lease right-of-use asset and lease liability	$64	-

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASU’s”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of June 30, 2025, which may impact the Company’s financial statements.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs).	Annual reporting periods after December 15, 2026.

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

The following table presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Beginning balance	$(33,639)	$(39,310)	$(39,157)	$(39,365)
Other comprehensive income (loss) before reclassifications, net	1,430	(679)	7,044	(624)
Amounts reclassified from accumulated other comprehensive loss, net	-	-	3	-
Reduction in state tax rate adjustment, net	-	-	(99)	-
Net current period other comprehensive income (loss)	1,430	(679)	6,948	(624)
Ending balance	$(32,209)	$(39,989)	$(32,209)	$(39,989)

(3) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

Shares held in the deferred compensation plan by the deferred compensation trust are excluded for purposes of calculating the weighted average number of shares outstanding and basic earnings per share in accordance with ASC 260-10-45-40 and ASC 260-10-45-45 through ASC 260-26010-45-46. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 is as follows:

For the three months ended June 30, 2025
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,160	5,303,370	$0.97
Effect of dilutive securities:
Restricted stock units - unvested		10,771
Shares held in deferred comp plan
by deferred compensation trust		156,071
Diluted earnings per share	$5,160	5,470,212	$0.95

For the six months ended June 30, 2025
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$9,505	5,300,841	$1.79
Effect of dilutive securities:
Restricted stock units - unvested		10,563
Shares held in deferred comp plan
by deferred compensation trust		154,522
Diluted earnings per share	$9,505	5,465,926	$1.74

For the three months ended June 30, 2024
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,888	5,290,856	$0.93
Effect of dilutive securities:
Restricted stock units - unvested		19,886
Shares held in deferred comp plan
by deferred compensation trust		165,608
Diluted earnings per share	$4,888	5,476,350	$0.89

For the six months ended June 30, 2024
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$8,836	5,304,763	$1.67
Effect of dilutive securities:
Restricted stock units - unvested		19,015
Shares held in deferred comp plan
by deferred compensation trust		164,975
Diluted earnings per share	$8,836	5,488,753	$1.61

(4) Investment Securities

Investment securities available for sale at June 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)
	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,984	-	504	7,480
U.S. Government sponsored enterprises	5,972	-	420	5,552
GSE - Mortgage-backed securities	228,692	149	18,368	210,473
Private label mortgage-backed securities	41,145	66	905	40,306
State and political subdivisions	129,530	-	21,727	107,803
Total	$413,323	215	41,924	371,614

(Dollars in thousands)
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,981	-	724	7,257
U.S. Government sponsored enterprises	9,243	-	511	8,732
GSE - Mortgage-backed securities	248,837	162	23,207	225,792
Private label mortgage-backed securities	43,118	74	1,425	41,767
State and political subdivisions	129,659	-	25,204	104,455
Total	$438,838	236	51,071	388,003

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2025 and December 31, 2024 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,480	504	7,480	504
U.S. government sponsored enterprises	-	-	5,552	420	5,552	420
GSE -Mortgage-backed securities	15,707	308	190,059	18,060	205,766	18,368
Private label mortgage-backed securities	11,756	30	25,251	875	37,007	905
State and political subdivisions	-	-	107,803	21,727	107,803	21,727
Total	$27,463	338	336,145	41,586	363,608	41,924

(Dollars in thousands)
	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,257	724	7,257	724
U.S. government sponsored enterprises	-	-	8,732	511	8,732	511
GSE -Mortgage-backed securities	20,458	669	197,497	22,538	217,955	23,207
Private label mortgage-backed securities	4,010	9	21,727	1,416	25,737	1,425
State and political subdivisions	-	-	104,455	25,204	104,455	25,204
Total	$24,468	678	339,668	50,393	364,136	51,071

At June 30, 2025, unrealized losses in the investment securities portfolio relating to debt securities totaled $41.9 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the June 30, 2025 table above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all six of the securities issued by U.S. Government sponsored enterprises (“GSE”), 110 of the 115 GSE mortgage-backed securities, and 14 of the 17 private label mortgage-backed securities contained unrealized losses. The Company did not have any reserves on securities at June 30, 2025, as no credit related losses were identified in the Company’s June 30, 2025 analysis. At December 31, 2024, unrealized losses in the investment securities portfolio relating to debt securities totaled $51.1 million. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2024 table above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by GSEs, 114 of the 119 GSE mortgage-backed securities, and 11 of the 16 private label mortgage-backed securities contained unrealized losses. The Company did not have any reserves on securities at December 31, 2024, as no credit related losses were identified in the Company’s December 31, 2024 analysis.

The amortized cost and estimated fair value of investment securities available for sale, other than GSE mortgage-backed securities, at June 30, 2025, are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2025
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$4,987	4,980
Due from one to five years	38,012	35,112
Due from five to ten years	73,590	61,134
Due after ten years	68,042	59,915
Mortgage-backed securities	228,692	210,473
Total	$413,323	371,614

No securities available for sale were sold during the three and six months ended June 30, 2024. During the six months ended June 30, 2025, proceeds from sales of securities available for sale were $12.7 million and resulted in gross losses of $47,000 and gross gains of $43,000.

Securities with a fair value of approximately $36.6 million and $40.0 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5) Loans

Major classifications of loans at June 30, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)
	June 30, 2025	December 31, 2024
Real estate loans:
Construction and land development	$122,087	122,328
Single-family residential	397,717	384,509
Commercial	491,602	471,444
Multifamily and farmland	71,092	69,671
Total real estate loans	1,082,498	1,047,952

Loans not secured by real estate:
Commercial	57,835	63,837
Farm	467	401
Consumer	6,126	6,475
All other	11,049	19,739

Total loans	1,157,975	1,138,404

Less allowance for credit losses	(9,792)	(9,995)

Total net loans	$1,148,183	1,128,409

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2025 and December 31, 2024:

June 30, 2025
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$241	33	274	121,813	122,087	-
Single-family residential	1,138	4,164	5,302	392,415	397,717	-
Commercial	-	409	409	491,193	491,602	-
Multifamily and farmland	-	-	-	71,092	71,092	-
Total real estate loans	1,379	4,606	5,985	1,076,513	1,082,498	-

Loans not secured by real estate:
Commercial	272	209	481	57,354	57,835	-
Farm	-	-	-	467	467	-
Consumer	15	7	22	6,104	6,126	-
All other	-	-	-	11,049	11,049	-
Total loans	$1,666	4,822	6,488	1,151,487	1,157,975	-

December 31, 2024
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$131	37	168	122,160	122,328	-
Single-family residential	5,434	3,720	9,154	375,355	384,509	-
Commercial	87	426	513	470,931	471,444	-
Multifamily and farmland	-	-	-	69,671	69,671	-
Total real estate loans	5,652	4,183	9,835	1,038,117	1,047,952	-

Loans not secured by real estate:
Commercial	360	248	608	63,229	63,837	-
Farm	-	-	-	401	401	-
Consumer	33	9	42	6,433	6,475	-
All other	-	-	-	19,739	19,739	-
Total loans	$6,045	4,440	10,485	1,127,919	1,138,404	-

The following table presents non-accrual loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	33	33
Single-family residential	1,320	2,845	4,165
Commercial	409	-	409
Multifamily and farmland	-	-	-
Total real estate loans	1,729	2,878	4,607

Loans not secured by real estate:
Commercial	186	22	208
Consumer	-	7	7
Total	$1,915	2,907	4,822

	December 31, 2024
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$37	-	37
Single-family residential	3,720	-	3,720
Commercial	426	-	426
Multifamily and farmland	-	-	-
Total real estate loans	4,183	-	4,183

Loans not secured by real estate:
Commercial	248	-	248
Consumer	9	-	9
Total	$4,440	-	4,440

No interest income was recognized on non-accrual loans for the six months ended June 30, 2025 and 2024.

A loan may be individually evaluated for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other assets. Non-accrual loans with an outstanding balance of $250,000 or greater are individually evaluated and totaled $1.9 million and $1.6 million at June 30, 2025 and December 31, 2024, respectively. Non-accrual loans evaluated collectively as a pool totaled $2.9 million and $2.8 million at June 30, 2025 and December 31, 2024, respectively. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by estimated liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectible.

The following table details the amortized cost of collateral dependent loans and any related allowance at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
		Allowance for		Allowance for
(Dollars in thousands)	Amortized Cost	Credit Losses	Amortized Cost	Credit Losses
Real estate loans:
Construction and land development	$33	1	37	-
Single-family residential	4,164	25	3,720	-
Commercial	409	-	426	-
Multifamily and farmland	-	-	-	-
Total real estate loans	4,606	26	4,183	-

Loans not secured by real estate:
Commercial	209	-	248	-
Consumer	-	-	-	-
Total	$4,815	26	4,431	-

The following tables provide a breakdown of collateral dependent loans by collateral type and collateral coverage at June 30, 2025 and 2024. These tables also show non-accrual loans not considered to be collateral dependent at June 30, 2025 and December 31, 2024.

	June 30, 2025
					Financial Assets
(Dollars in thousands)					Not Considered
	Residential Property	Developed Land	Commercial Property	Business Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$-	33	-	-	-	33
Single-family residential	4,164	-	-	-	-	4,164
Commercial	-	-	409	-	-	409
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	4,164	33	409	-	-	4,606

Loans not secured by real estate:
Commercial	-	-	-	209	-	209
Consumer	-	-	-	-	7	7
Total	$4,164	33	409	209	7	4,822
Collateral Value	$12,220	88	832	215

	December 31, 2024
					Financial Assets
(Dollars in thousands)					Not Considered
	Residential Property	Developed Land	Commercial Property	Business Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$-	37	-	-	-	37
Single-family residential	3,720	-	-	-	-	3,720
Commercial	-	-	426	-	-	426
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,720	37	426	-	-	4,183

Loans not secured by real estate:
Commercial	-	-	-	248	-	248
Consumer	-	-	-	-	9	9
Total	$3,720	37	426	248	9	4,440
Collateral Value	$9,648	88	944	272

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

No loans to borrowers experiencing financial difficulty were modified during the three months ended June 30, 2025. The following table shows the amortized cost basis at June 30, 2024 of the loans to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2024, disaggregated by loan class and type of concession granted.

(Dollars in thousands)

	Amortized Cost Basis at June 30, 2024	% of Loan Class	Modification Type	Financial Effect
Loan class:
Single-family residential	$201	0.05%	Interest rate reduction	Adjustable rate loan converted to fixed rate loan
Total	$201

No loans to borrowers experiencing financial difficulty were modified during the six months ended June 30, 2025. The following table shows the amortized cost basis at June 30, 2024 of the loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2024, disaggregated by loan class and type of concession granted.

(Dollars in thousands)

	Amortized Cost Basis at June 30, 2024	% of Loan Class	Modification Type	Financial Effect
Loan class:
Single-family residential	$201	0.05%	Interest rate reduction	Adjustable rate loan converted to fixed rate loan
Commercial not secured by real estate	73	0.11%	Term extension	Line of credit converted to amortizing term loan
Total	$274

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts. The following tables show the performance of loans that were modified in the six months ended June 30, 2024.

June 30, 2024
(Dollars in thousands)
	Payment Status (Amortized Cost Basis)
	Current	30 - 89 Days Past Due	90 + Days Past Due
Loan type:
Single-family residential	$201
Commercial not secured by real estate	73	-	-
Total	$274	-	-

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

The following tables present changes in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended June 30, 2025
Allowance for credit losses:
Beginning balance	$3,463	3,362	2,337	242	439	1	203	10,047
Charge-offs	-	-	-	-	(37)	-	(135)	(172)
Recoveries	-	39	-	-	25	-	38	102
Provision (recovery) for
loan losses (1)	(187)	15	(53)	(11)	(21)	-	72	(185)
Ending balance	$3,276	3,416	2,284	231	406	1	178	9,792
Allowance for credit loss-loans	$3,276	3,416	2,284	231	406	1	178	9,792
Allowance for credit losses
loan commitments	1,257	-	-	-	-	-	1	1,258
Total allowance for credit losses	$4,533	3,416	2,284	231	406	1	179	11,050

Six months ended June 30, 2025
Allowance for credit losses:
Beginning balance	$3,385	3,386	2,322	246	446	1	209	9,995
Charge-offs	-	(5)	-	-	(37)	-	(242)	(284)
Recoveries	-	44	-	-	30	-	109	183
Provision (recovery) for
loan losses (1)	(109)	(9)	(38)	(15)	(33)	-	102	(102)
Ending balance	$3,276	3,416	2,284	231	406	1	178	9,792
Allowance for credit loss-loans	$3,276	3,416	2,284	231	406	1	178	9,792
Allowance for credit losses
loan commitments	1,257	-	-	-	-	-	1	1,258
Total allowance for credit losses	$4,533	3,416	2,284	231	406	1	179	11,050

(1)

Excludes provision for credit losses related to unfunded commitments. Note 7, "Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

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

(1)

Excludes provision for credit losses related to unfunded commitments. Note 7, "Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of June 30, 2025.

	Term Loans by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans
June 30, 2025
Real Estate Loans Construction and land development
Pass	$23,478	37,209	23,583	19,656	4,811	7,969	-	4,884	121,590
Watch	-	-	-	-	439	-	-	-	439
Substandard	-	-	-	-	-	58	-	-	58
Total Construction and land development	$23,478	37,209	23,583	19,656	5,250	8,027	-	4,884	122,087
Single family
Pass	$17,019	26,540	37,468	71,857	42,161	80,599	115,316	-	390,960
Watch	-	-	-	-	-	1,862	-	-	1,862
Substandard	-	-	30	1,320	94	3,136	315	-	4,895
Total single family	$17,019	26,540	37,498	73,177	42,255	85,597	115,631	-	397,717
Commercial
Pass	$31,215	59,529	45,484	138,457	68,157	142,594	2,698	-	488,134
Watch	-	-	-	449	-	2,218	-	-	2,667
Substandard	-	-	-	-	-	801	-	-	801
Total commercial	$31,215	59,529	45,484	138,906	68,157	145,613	2,698	-	491,602
Multifamily and farmland
Pass	$6,696	984	8,145	20,293	20,253	14,681	-	-	71,052
Watch	-	-	-	-	-	40	-	-	40
Substandard	-	-	-	-	-	-	-	-	-
Total multifamily and farmland	$6,696	984	8,145	20,293	20,253	14,721	-	-	71,092
Total real estate loans	$78,408	124,262	114,710	252,032	135,915	253,958	118,329	4,884	1,082,498
Loans not secured by real estate Commercial

Pass	$4,816	7,687	11,562	4,068	2,319	10,612	16,250	-	57,314
Watch	-	-	-	136	16	160	-	-	312
Substandard	-	-	22	187	-	-	-	-	209
Total Commercial	$4,816	7,687	11,584	4,391	2,335	10,772	16,250	-	57,835
Farm
Pass	$105	46	162	6	-	-	148	-	467
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$105	46	162	6	-	-	148	-	467
Consumer
Pass	$1,033	1,169	846	493	123	115	2,321	-	6,100
Watch	-	-	-	19	-	-	-	-	19
Substandard	-	-	-	-	-	7	-	-	7
Total consumer	$1,033	1,169	846	512	123	122	2,321	-	6,126
All other
Pass	$1,144	455	48	6,147	326	2,851	78	-	11,049
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$1,144	455	48	6,147	326	2,851	78	-	11,049
Total loans not secured by real estate	$7,098	9,357	12,640	11,056	2,784	13,745	18,797	-	75,477
Total loans	$85,506	133,619	127,350	263,088	138,699	267,703	137,126	4,884	1,157,975

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs for the six months ended June 30, 2025.

June 30, 2025	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	-	-	-	-	5	-	5
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	-	-	-	-	5	-	5
Loans not secured by real estate:
Commercial	-	-	-	37	-	-	-	-	37
Consumer	-	6	-	-	-	236	-	-	242
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$-	6	-	37	-	236	5	-	284

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

(6) Leases

As of June 30, 2025, the Bank had operating right of use assets of $3.7 million and operating lease liabilities of $3.8 million. As of December 31, 2024, the Bank had operating right of use assets of $4.0 million and operating lease liabilities of $4.1 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of June 30, 2025 and 2024.

(Dollars in thousands)
	June 30, 2025	June 30, 2024

Operating lease cost	$390	$420

Other information:
Cash paid for amounts included in the measurement of lease liabilities	384	408
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	64	-
Weighted-average remaining lease term - operating leases	7.62	8.16
Weighted-average discount rate - operating leases	2.86%	2.76%

The following table presents lease maturities as of June 30, 2025.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	June 30, 2025

2025	$378
2026	673
2027	634
2028	515
2029	423
Thereafter	1,694
Total	4,317
Less: Imputed Interest	(473)
Operating Lease Liability	$3,844

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	6/30/25	12/31/24
Financial instruments whose contract amount represent credit risk:

Commitments to extend credit	$350,028	$348,876

Standby letters of credit	$1,607	$1,675

Commitments to extend credit are conditional agreements to lend to a customer. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $351.6 million does not necessarily represent future cash requirements.

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $1.3 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2025 and 2024.

(dollars in thousands)	For three months ended		For six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Beginning Balance	$1,286	$1,698	$1,101	$1,770
Provision for (recovery of) credit losses	(28)	(133)	157	(205)
Ending balance	$1,258	$1,565	$1,258	$1,565

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)
	June 30, 2025
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,480	-	7,480	-
U.S. Government sponsored enterprises	5,552	-	5,552	-
GSE - Mortgage-backed securities	210,473	-	210,473	-
Private label mortgage-backed securities	40,306	-	40,306	-
State and political subdivisions	107,803	-	107,803	-
Mutual funds held in deferred compensation trust	2,760	2,760	-	-

(Dollars in thousands)
	December 31, 2024
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,257	-	7,257	-
U.S. Government sponsored enterprises	8,732	-	8,732	-
GSE - Mortgage-backed securities	225,792	-	225,792	-
Private label mortgage-backed securities	41,767	-	41,767	-
State and political subdivisions	104,455	-	104,455	-
Mutual funds held in deferred compensation trust	2,726	2,726	-	-

The fair value measurements for individually evaluated loans and other real estate on a non-recurring basis at June 30, 2025 and December 31, 2024 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value June 30, 2025	Fair Value December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Individually evaluated loans	$1,915	$1,646	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0 - 58%
Other real estate	$-	$369	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at June 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$102,000	102,000	-	-	102,000
Investment securities available for sale	371,614	-	371,614	-	371,614
Other investments	2,648	-	-	2,648	2,648
Mortgage loans held for sale	1,541	-	1,541	-	1,541
Loans, net	1,148,183	-	-	1,148,442	1,148,442
Mutual funds held in deferred compensation trust	2,760	2,760	-	-	2,760

Liabilities:
Deposits	$1,513,819	-	1,516,160	-	1,516,160
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$59,266	59,266	-	-	59,266
Investment securities available for sale	388,003	-	388,003	-	388,003
Other investments	2,728	-	-	2,728	2,728
Mortgage loans held for sale	1,367	-	1,367	-	1,367
Loans, net	1,128,409	-	-	1,123,864	1,123,864
Mutual funds held in deferred compensation trust	2,726	2,726	-	-	2,726

Liabilities:
Deposits	$1,484,731	-	1,487,475	-	1,487,475
Junior subordinated debentures	15,464	-	15,464	-	15,464

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended June 30, 2025
Interest income	$20,712	-	8	20,720
Interest expense	5,881	-	242	6,123
Net interest income	14,831	-	(234)	14,597
Provision for (recovery of) credit losses	(213)	-	-	(213)
Noninterest income	3,720	-	-	3,720
Appraisal management fee income	-	3,973	-	3,973
Salaries and employee benefits	6,895	180	93	7,168
Occupancy	2,057	1	-	2,058
Appraisal management fee expense	-	3,156	-	3,156
Noninterest expense	3,138	227	93	3,458
Income tax expense (benefit)	1,497	94	(88)	1,503
Net income (loss)	$5,177	315	(332)	5,160
Total assets	$1,688,255	4,888	702	1,693,845
As of and for the three months ended June 30, 2024
Interest income	$20,062	-	8	20,070
Interest expense	6,371	-	283	6,654
Net interest income	13,691	-	(275)	13,416
Provision for (recovery of) credit losses	(468)	-	-	(468)
Noninterest income	4,340	-	-	4,340
Appraisal management fee income	-	3,181	-	3,181
Salaries and employee benefits	6,548	178	101	6,827
Occupancy	2,098	7	-	2,105
Appraisal management fee expense	-	2,523	-	2,523
Noninterest expense	3,374	214	88	3,676
Income tax expense (benefit)	1,423	60	(97)	1,386
Net income (loss)	$5,056	199	(367)	4,888
Total assets	$1,650,872	4,035	491	1,655,398
As of and for the six months ended June, 2025
Interest income	$40,675	-	15	40,690
Interest expense	11,666	-	483	12,149
Net interest income	29,009	-	(468)	28,541
Provision for credit losses	55	-	-	55
Noninterest income	7,207	-	-	7,207
Appraisal management fee income	-	7,015	-	7,015
Salaries and employee benefits	13,361	400	195	13,956
Occupancy	4,075	11	-	4,086
Appraisal management fee expense	-	5,575	-	5,575
Noninterest expense	6,221	415	160	6,796
Income tax expense (benefit)	2,822	141	(173)	2,790
Net income (loss)	$9,682	473	(650)	9,505
Total assets	$1,688,255	4,888	702	1,693,845
As of and for the six months ended June, 2024
Interest income	$39,863	-	17	39,880
Interest expense	12,593	-	567	13,160
Net interest income	27,270	-	(550)	26,720
Provision for (recovery of) credit losses	(377)	-	-	(377)
Noninterest income	7,964	-	-	7,964
Appraisal management fee income	-	5,595	-	5,595
Salaries and employee benefits	13,231	374	202	13,807
Occupancy	4,208	8	-	4,216
Appraisal management fee expense	-	4,427	-	4,427
Noninterest expense	6,687	361	149	7,197
Income tax expense (benefit)	2,264	98	(189)	2,173
Net income (loss)	$9,221	327	(712)	8,836
Total assets	$1,650,872	4,035	491	1,655,398

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

The Federal Reserve Federal Open Market Committee (“FOMC”) increased the target federal funds rate 500 basis points between March 2022 and July 2023 to address the supply-chain disruption and rising inflation that had developed in the markets prior to the increases in the target rate.  In 2024, the FOMC reduced the target federal funds rate to a range of 4.25% to 4.50% at June 30, 2025.  Subsequently, economic conditions have stabilized such that businesses in our market area are growing and investing again.  The uncertainty expressed in the local, national and international markets through the primary economic indicators of activity are now sufficiently stable to allow for reasonable economic growth in our markets.

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

Results of Operations

Summary.  Net earnings were $5.2 million or $0.97 per share and $0.95 per diluted share for the three months ended June 30, 2025, as compared to $4.9 million or $0.93 per share and $0.89 per diluted share for the prior year period.  The increase in second quarter net earnings is primarily attributable to increases in net interest income and non-interest income, which were partially offset by an increase in the provision for credit losses and an increase in non-interest expense, compared to the prior year period, as discussed below.

Net earnings were $9.5 million or $1.79 per share and $1.74 per diluted share for the six months ended June 30, 2025, as compared to $8.8 million or $1.67 per share and $1.61 per diluted share for the prior year period.  The increase in year to date net earnings is primarily attributable to increases in net interest income and non-interest income, which were partially offset by an increase in the provision for credit losses and an increase in non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.15% for the six months ended June 30, 2025, compared to 1.08% for the same period one year ago, and annualized return on average shareholders’ equity was 14.06% for the six months ended June 30, 2025, compared to 14.69% for the same period one year ago.

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

Net interest income was $14.6 million for the three months ended June 30, 2025, compared to $13.4 million for the three months ended June 30, 2024.  The increase in net interest income is due to a $650,000 increase in interest income and a $531,000 decrease in interest expense.  The increase in interest income is primarily due to a $1.1 million increase in interest income and fees on loans, which was partially offset by a $19,000 decrease in interest income on balances due from banks and a $408,000 decrease in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans.  The decrease in interest income on balances due from banks is primarily due to rate decreases implemented by the FOMC from September 2024 through December 2024.  The decrease in interest income on investment securities is primarily due to a reduction in balances outstanding.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.  Net interest income after the provision for credit losses was $14.8 million for the three months ended June 30, 2025, compared to $13.9 million for the three months ended June 30, 2024.  The provision for credit losses for the three months ended June 30, 2025 was a recovery of $213,000, compared to a recovery of $468,000 for the three months ended June 30, 2024.  The decrease in the recovery for credit losses is primarily attributable to a smaller reduction in reserves on construction loans during the three months ended June 30, 2025, as compared to the reduction in reserves on construction loans during the three months ended June 30, 2024.  The reduction in reserves on construction loans during the three months ended June 30, 2024 was primarily due to a decrease in construction loan balances outstanding and unfunded construction loan balances during the second quarter of 2024.

Interest income was $20.7 million for the three months ended June 30, 2025, compared to $20.1 million for the three months ended June 30, 2024.  The increase in interest income is primarily due to a $1.1 million increase in interest income and fees on loans, which was partially offset by a $19,000 decrease in interest income on balances due from banks and a $408,000 decrease in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans.  The decrease in interest income on balances due from banks is primarily due to rate decreases implemented by the FOMC from September 2024 through December 2024.  The decrease in interest income on investment securities is primarily due to a reduction in balances outstanding.  During the three months ended June 30, 2025, average loans were $1.16 billion, an increase of $47.5 million from average loans of $1.11 billion for the three months ended June 30, 2024.  During the three months ended June 30, 2025, average investment securities available for sale were $415.9 million, a decrease of $29.2 million from average investment securities available for sale of $445.1 million for the three months ended June 30, 2024.  The average yield on loans for the three months ended June 30, 2025 and 2024 was 5.78% and 5.65%, respectively.  The average yield on investment securities available for sale was 3.21% and 3.36% for the three months ended June 30, 2025 and 2024, respectively.  The average yield on earning assets was 5.07% and 5.01% for the three months ended June 30, 2025 and 2024, respectively.

  Interest expense was $6.1 million for the three months ended June 30, 2025, compared to $6.7 million for the three months ended June 30, 2024.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.  During the three months ended June 30, 2025, average interest-bearing non-maturity deposits were $750.3 million, an increase of $65.5 million from average interest-bearing non-maturity deposits of $684.8 million for the three months ended June 30, 2024.  During the three months ended June 30, 2025, average certificates of deposit were $353.3 million, an increase of $3.8 million from average certificates of deposit of $349.5 million for the three months ended June 30, 2024.  The average rate paid on interest-bearing checking and savings accounts was 1.46% and 1.43% for the three months ended June 30, 2025 and 2024, respectively.  The average rate paid on certificates of deposit was 3.58% for the three months ended June 30, 2025, compared to 4.17% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 2.19% for the three months ended June 30, 2025, compared to 2.46% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2025 and 2024. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the three months ended June 30, 2025 and 2024 have been adjusted to a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,156,140	$16,648	5.78%	$1,108,684	$15,571	5.65%
Investments - taxable	283,382	2,652	3.75%	308,105	3,031	3.96%
Investments - nontaxable*	135,660	720	2.13%	140,252	749	2.15%
Due from banks	64,293	706	4.40%	53,770	725	5.42%
Total interest-earning assets	1,639,475	20,726	5.07%	1,610,811	20,076	5.01%

Non-interest earning assets:
Cash and due from banks	28,773			29,695
Allowance for credit losses	(10,065)			(10,795)
Other assets	22,671			20,297
Total assets	$1,680,854			$1,650,008

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$750,322	$2,729	1.46%	$684,782	$2,438	1.43%
Time deposits	353,303	3,152	3.58%	349,514	3,628	4.17%
Junior subordinated debentures	15,464	242	6.28%	15,464	283	7.36%
Other	-	-	-	39,431	305	3.11%
Total interest-bearing liabilities	1,119,089	6,123	2.19%	1,089,191	6,654	2.46%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	409,894			427,299
Other liabilities	14,648			14,075
Shareholders' equity	137,223			119,443
Total liabilities and shareholders' equity	$1,680,854			$1,650,008
Net interest spread		$14,603	2.88%		$13,422	2.55%
Net yield on interest-earning assets			3.57%			3.35%

Taxable equivalent adjustment
Investment securities		$6			$6
Net interest income		$14,597			$13,416

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $6.1 million in 2025 and $10.4 million in 2024.  Tax rates of 2.25% and 2.50% were used to calculate the tax equivalent yields on these securities in 2025 and 2024, respectively.

Year to date net interest income was $28.5 million for the six months ended June 30, 2025, compared to $26.7  million for the six months ended June 30, 2024.  The increase in net interest income is due to a $810,000 increase in interest income and a $1.0 million decrease in interest expense.  The increase in interest income is primarily due to a $2.0 million increase in interest income and fees on loans, which was partially offset by a $576,000 decrease in interest income on balances due from banks and a $569,000 decrease in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans.  The decrease in interest income on balances due from banks is due to a reduction in balances outstanding and rate decreases implemented by the FOMC from September 2024 through December 2024.  The decrease in interest income on investment securities is primarily due to a reduction in balances outstanding.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.  Net interest income after the provision for credit losses was $28.5 million for the six months ended June 30, 2025, compared to $27.1 million for the six months ended June 30, 2024.  The provision for credit losses for the six months ended June 30, 2025 was an expense of $55,000, compared to a recovery of $377,000 for the six months ended June 30, 2024.  The increase in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans during the six months ended June 30, 2024, which was primarily due to a decrease in construction loan balances outstanding, combined with an increase in provision expense for unfunded construction loans during the six months ended June 30, 2025 resulting from an increase in unfunded commitments on construction loans.

Interest income was $40.7 million for the six months ended June 30, 2025, compared to $39.9 million for the six months ended June 30, 2024.  The increase in net interest income is due to a $810,000 increase in interest income and a $1.0 million decrease in interest expense.  The increase in interest income is primarily due to a $2.0 million increase in interest income and fees on loans, which was partially offset by a $576,000 decrease in interest income on balances due from banks and a $569,000 decrease in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans.  The decrease in interest income on balances due from banks is due to a reduction in balances outstanding and rate decreases implemented by the FOMC from September 2024 through December 2024.  The decrease in interest income on investment securities is primarily due to a reduction in balances outstanding.  During the six months ended June 30, 2025, average loans were $1.15 billion, an increase of $48.6 million from average loans of $1.10 billion for the six months ended June 30, 2024.  During the six months ended June 30, 2025, average investment securities available for sale were $424.5 million, a decrease of $19.8 million from average investment securities available for sale of $444.3 million for the six months ended June 30, 2024.  The average yield on loans for the six months ended June 30, 2025 and 2024 was 5.73% and 5.61%, respectively.  The average yield on investment securities available for sale was 3.23% and 3.36% for the six months ended June 30, 2025 and 2024, respectively.  The average yield on earning assets was 5.05% and 4.99% for the six months ended June 30, 2025 and 2024, respectively.

  Interest expense was $12.1 million for the six months ended June 30, 2025, compared to $13.2 million for the six months ended June 30, 2024.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities.  During the six months ended June 30, 2025, average interest-bearing non-maturity deposits were $748.6 million, an increase of $82.1 million from average interest-bearing non-maturity deposits of $666.5 million for the six months ended June 30, 2024.  During the six months ended June 30, 2025, average certificates of deposit were $347.3 million, a decrease of $3.6 million from average certificates of deposit of $350.9 million for the six months ended June 30, 2024.  The average rate paid on interest-bearing checking and savings accounts was 1.45% and 1.36% for the six months ended June 30, 2025 and 2024, respectively.  The average rate paid on certificates of deposit was 3.65% for the six months ended June 30, 2025, compared to 4.19% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 2.20% for the six months ended June 30, 2025, compared to 2.43% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2025 and 2024. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the six months ended June 30, 2025 and 2024 have been adjusted to a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Six months ended			Six months ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,149,274	32,664	5.73%	$1,100,671	30,709	5.61%
Investments - taxable	294,651	5,516	3.78%	311,064	6,040	3.90%
Investments - nontaxable*	132,997	1,466	2.22%	136,517	1,512	2.23%
Due from banks	48,702	1,056	4.37%	60,144	1,632	5.46%
Total interest-earning assets	1,625,624	40,702	5.05%	1,608,396	39,893	4.99%

Non-interest earning assets:
Cash and due from banks	29,139			30,870
Allowance for credit losses	(10,026)			(10,929)
Other assets	21,440			20,568
Total assets	$1,666,177			$1,648,905

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$748,650	5,381	1.45%	$666,544	4,498	1.36%
Time deposits	347,333	6,285	3.65%	350,881	7,309	4.19%
Junior subordinated debentures	15,464	483	6.30%	15,464	567	7.37%
Other	-	-	-	56,063	786	2.82%
Total interest-bearing liabilities	1,111,447	12,149	2.20%	1,088,952	13,160	2.43%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	406,250			427,524
Other liabilities	10,396			11,502
Shareholders' equity	136,373			120,927
Total liabilities and shareholders' equity	$1,664,466			$1,648,905

Net interest spread		$28,553	2.85%		$26,733	2.56%
Net yield on interest-earning assets			3.54%			3.34%

Taxable equivalent adjustment
Investment securities		$12			$13
Net interest income		$28,541			$26,720

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $7.3 million in 2025 and $10.6 million in 2024.  Tax rates of 2.25% and 2.50% were used to calculate the tax equivalent yields on these securities in 2025 and 2024, respectively.

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

	Three months ended June 30, 2025 compared to three months ended June 30, 2024			Six months ended June 30, 2025 compared to six months ended June 30, 2024
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$675	402	1,077	1,369	586	1,955
Investments - taxable	(237)	(142)	(379)	(313)	(211)	(524)
Investments - nontaxable	(24)	(5)	(29)	(39)	(7)	(46)
Due from banks	129	(148)	(19)	(279)	(297)	(576)
Total interest income	543	107	650	738	71	809

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	236	55	291	572	311	883
Time deposits	37	(513)	(476)	(69)	(955)	(1,024)
Junior subordinated debentures	-	(41)	(41)	-	(84)	(84)
Other	(153)	(152)	(305)	(393)	(393)	(786)
Total interest expense	120	(651)	(531)	110	(1,121)	(1,011)
Net interest income	$423	758	1,181	628	1,192	1,820

Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2025 was a recovery of $213,000, compared to a recovery of $468,000 for the three months ended June 30, 2024. The decrease in the recovery for credit losses is primarily attributable to a smaller reduction in reserves on construction loans during the three months ended June 30, 2025, as compared to the reduction in reserves on construction loans during the three months ended June 30, 2024. The reduction in reserves on construction loans during the three months ended June 30, 2024 was primarily due to a decrease in construction loan balances outstanding and unfunded construction loan balances during the second quarter of 2024.

The provision for credit losses for the six months ended June 30, 2025 was an expense of $55,000, compared to a recovery of $377,000 for the six months ended June 30, 2024. The increase in the provision for credit losses is primarily attributable to a reduction in reserves on construction loans during the six months ended June 30, 2024, which was primarily due to a decrease in construction loan balances outstanding, combined with an increase in provision expense for unfunded construction loans during the six months ended June 30, 2025 resulting from an increase in unfunded commitments on construction loans.

Non-Interest Income. Non-interest income was $7.7 million for the three months ended June 30, 2025, compared to $7.5 million for the three months ended June 30, 2024. The increase in non-interest income is primarily attributable to a $792,000 increase in appraisal management fee income due to an increase in appraisal volume, which was partially offset by a $628,000 decrease in miscellaneous non-interest income primarily due to a decrease in income on small business investment company (SBIC) investments.

Non-interest income was $14.2 million for the six months ended June 30, 2025, compared to $13.6 million for the six months ended June 30, 2024. The increase in non-interest income is primarily attributable to a $1.4 million increase in appraisal management fee income due to an increase in appraisal volume, which was partially offset by a $802,000 decrease in miscellaneous non-interest income primarily due to a decrease in income on small business investment company (SBIC) investments.

Non-Interest Expense.  Non-interest expense was $15.8 million for the three months ended June 30, 2025, compared to $15.1 million for the three months ended June 30, 2024.  The increase in non-interest expense is primarily attributable to a $633,000 increase in appraisal management fee expense due to an increase in appraisal volume, a $341,000 increase in salaries and employee benefits expense primarily due to an increase in salary and insurance expense, and a $150,000 increase in advertising expense, which were partially offset by a $198,000 decrease in debit card expense, a $95,000 decrease in miscellaneous non-interest expense, a $76,000 decrease in professional fees, and a $47,000 decrease in occupancy expense.

Non-interest expense was $30.4 million for the six months ended June 30, 2025, compared to $29.6 million for the six months ended June 30, 2024.  The increase in non-interest expense is primarily attributable to a $1.1 million increase in appraisal management fee expense due to an increase in appraisal volume, a $149,000 increase in salaries and employee benefits expense primarily due to an increase in salary expense, and a $121,000 increase in advertising expense, which were partially offset by a $286,000 decrease in miscellaneous non-interest expense primarily due to a decrease in deferred compensation expense, a $274,000 decrease in debit card expense, and a $130,000 decrease in occupancy expense primarily due to a decrease in equipment maintenance expense.

Income Taxes.  Income tax expense was $1.5 million for the three months ended June 30, 2025, compared to $1.4 million for the three months ended June 30, 2024.  The effective tax rate was 22.56% for the three months ended June 30, 2025, compared to 22.09% for the three months ended June 30, 2024.  Income tax expense was $2.8 million for the six months ended June 30, 2025, compared to $2.2 million for the six months ended June 30, 2024.  The effective tax rate was 22.69% for the six months ended June 30, 2025, compared to 19.74% for the six months ended June 30, 2024.  The increase in the effective tax rate is primarily due to a $322,000 interest receivable booked during the six months ended June 30, 2024 on a deposit for taxes paid prior to a settlement with the North Carolina Department of Revenue (“NCDOR”) to withdraw the disallowance of certain tax credits previously purchased by the Bank.

Analysis of Financial Condition

Investment Securities.  Available for sale securities were $371.6 million as of June 30, 2025, compared to $388.0 million as of December 31, 2024.  Average investment securities available for sale for the six months ended June 30, 2025 were $424.5 million, compared to $442.1 million for the year ended December 31, 2024.

Loans.  Total loans were $1.16 billion as of June 30, 2025, compared to $1.14 billion at December 31, 2024.  Average loans represented 71% and 69% of average earning assets for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

The Bank had $1.5 million and $1.4 million in mortgage loans held for sale as of June 30, 2025 and December 31, 2024, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market.  Real estate mortgage loans include both commercial and residential mortgage loans.  At June 30, 2025, the Bank had $128.8 million in residential mortgage loans, $116.4 million in home equity loans and $712.1 million in commercial mortgage loans, which include $562.7 million secured by commercial property and $149.4 million secured by residential property.  All residential mortgage loans are originated as fully amortizing loans, with no negative amortization.  The Bank also had construction and land development loans totaling $122.1 million at June 30, 2025.

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

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of June 30, 2025. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

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

The portion of the ACL balance attributable to qualitative factors was $5.1 million and $5.2 million at June 30, 2025 and December 31, 2024, respectively.  The risk factors are weighted as follows:  Local, State and National Economic Outlook – 30%, Concentrations of Credit – 5%, Interest Rate Risk – 5%, Trends in Terms of Volume, Mix and Size of Loans – 15%, Seasoning of the Loan Portfolio – 10%, Experience of Staff – 10%, and Levels and Trends of Delinquencies – 25%.   No changes to the risk status of any of the risk factors was made during the six months ended June 30, 2025.

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

The allowance for credit losses on loans was $9.8 million or 0.85% of total loans at June 30, 2025, compared to $10.0 million or 0.88% of total loans at December 31, 2024.  The allowance for credit losses on loans decreased $203,000 primarily due to a $90,000 decrease in the allowance on construction loans from December 31, 2024 to June 30, 2025 and the removal of the $60,000 Hurricane Helene reserve included in the allowance for credit losses at December 31, 2024.

The allowance for credit losses on unfunded commitments was $1.3 million at June 30, 2025, compared to $1.1 million at December 31, 2024.  The increase in the allowance for credit losses on unfunded commitments was primarily due to a $161,000 increase in the allowance for unfunded construction loans resulting from a $2.8 million increase in unfunded commitments on construction loans during the six months ended June 30, 2025.

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

Non-performing Assets. Non-performing assets were $4.8 million or 0.28% of total assets at June 30, 2025, compared to $4.8 million or 0.29% of total assets at December 31, 2024. Non-performing assets include $4.2 million in residential mortgage loans, $442,000 in commercial mortgage loans and $216,000 in other loans at June 30, 2025, compared to $3.7 million in residential mortgage loans, $463,000 in commercial mortgage loans, $257,000 in other loans, and $369,000 in other real estate owned at December 31, 2024. The Bank had no repossessed assets as of June 30, 2025 and 2024.

Deposits. Deposits were $1.51 billion as of June 30, 2025, compared to $1.48 billion as of December 31, 2024. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.36 billion at June 30, 2025, compared to $1.34 billion at December 31, 2024. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of more than $250,000 totaled $150.6 million at June 30, 2025, compared to $145.9 million December 31, 2024.

Estimated uninsured deposits totaled $348.6 million, or 23.03% of total deposits, at June 30, 2025, compared to $396.5 million, or 26.71% of total deposits, at December 31, 2024. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at June 30, 2025.

Borrowed Funds. There were no borrowed funds outstanding at June 30, 2025 and December 31, 2024.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at June 30, 2025 and December 31, 2024.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the six months ended June 30, 2025 totaled $1.63 billion, exceeding average rate sensitive liabilities of $1.11 billion by $514.2 million.

Included in the rate sensitive assets are $174.8 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate. At June 30, 2025, the Company had $121.6 million in loans with interest rate floors. No floors were in effect on loans with floors on interest rates charged at June 30, 2025.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2025, such unfunded commitments to extend credit were $350.0 million, while commitments in the form of standby letters of credit totaled $1.6 million. As of December 31, 2024, such unfunded commitments to extend credit were $348.9 million, while commitments in the form of standby letters of credit totaled $1.7 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2025, the Bank’s core deposits, a non-GAAP measure, totaled $1.36 billion, or 90% of total deposits. As of December 31, 2024, the Bank’s core deposits totaled $1.34 billion, or 90% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits and internet certificates of deposit. The Bank did not have any wholesale funding at June 30, 2025 and December 31, 2024.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at June 30, 2025 and December 31, 2024. At June 30, 2025, the carrying value of loans pledged as collateral to the FHLB totaled $228.8 million compared to $232.9 million at December 31, 2024. The remaining availability under the line of credit with the FHLB was $138.9 million at June 30, 2025 compared to $131.9 million at December 31, 2024. The Bank had no borrowings from the FRB at June 30, 2025 or December 31, 2024. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At June 30, 2025, the carrying value of loans pledged as collateral to the FRB totaled $651.7 million compared to $637.9 million at December 31, 2024. Availability under the line of credit with the FRB was $540.0 million at June 30, 2025 compared to $511.9 million at December 31, 2024.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2025.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 29.56% at June 30, 2025 and 28.16% at December 31, 2024.  The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2025 and December 31, 2024.

Contractual Obligations and Off-Balance Sheet Arrangements.  The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements.  Other commitments include commitments to extend credit.

Capital Resources.  Shareholders’ equity was $144.0 million, or 8.50% of total assets, at June 30, 2025, compared to $130.6 million, or 7.90% of total assets, at December 31, 2024.  The increase in shareholders’ equity is primarily due to a decrease in the unrealized loss on investment securities available for sale due to rate changes between December 31, 2024 and June 30, 2025.

Annualized return on average equity for the six months ended June 30, 2025 was 14.06%, compared to 14.69% for the six months ended June 30, 2024.  Total cash dividends paid on common stock were $3.1 million for the six months ended June 30, 2025, compared to $3.0 million for the six months ended June 30, 2024.

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

In March of 2025, the Board of Directors authorized a stock repurchase program, whereby up to $3.0 million may be allocated to repurchase the Company’s common stock.  Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice.  The Company had not repurchased any shares of its common stock under this stock repurchase program as of June 30, 2025.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above.  Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill.  Tier 1 capital includes $15.0 million in trust preferred securities at June 30, 2025 and December 31, 2024.  The Company’s Tier 1 capital ratio was 14.92% and 14.47% at June 30, 2025 and December 31, 2024, respectively.  Total risk-based capital is defined as Tier 1 capital plus supplementary capital.  Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets.  The Company’s total risk-based capital ratio was 15.78% and 15.34% at June 30, 2025 and December 31, 2024, respectively.  The Company’s common equity Tier 1 capital consists of common stock and retained earnings.   The Company’s common equity Tier 1 capital ratio was 13.75% and 13.29% at June 30, 2025 and December 31, 2024, respectively.  Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater.  The Company’s Tier 1 leverage capital ratio was 11.14% and 10.88% at June 30, 2025 and December 31, 2024, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.79% and 14.35% at June 30, 2025 and December 31, 2024, respectively.  The total risk-based capital ratio for the Bank was 15.65% and 15.22% at June 30, 2025 and December 31, 2024, respectively.   The Bank’s common equity Tier 1 capital ratio was 14.79% and 14.35% at June 30, 2025 and December 31, 2024, respectively.  The Bank’s Tier 1 leverage capital ratio was 10.95% and 10.71% at June 30, 2025 and December 31, 2024, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.  Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2025.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2025	-	$-	-	$3,000,000

May 1 - 31, 2025	103	$28.29	-	$3,000,000

June 1 - 30, 2025	-	$-	-	$3,000,000

Total	103	$28.29	-

(1) The Company purchased 103 shares on the open market in the three months ended June 30, 2025 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2) Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3) Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in March 2025 and expires February 28, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2025, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

August 5, 2025	/s/ William D. Cable, Sr.
Date	William D. Cable, Sr. President and Chief Executive Officer (Principal Executive Officer)

August 5, 2025	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

