Form 10-Q
period 2025-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2025-11-04
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,459,441 shares of common stock, outstanding at October 31, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

(Dollars in thousands)

	September 30,	December 31,
Assets	2025	2024
	(Unaudited)	(Audited)

Cash and due from banks	$28,714	30,919
Interest-bearing deposits	88,302	28,347
Cash and cash equivalents	117,016	59,266

Investment securities available for sale	376,868	388,003
Other investments	2,621	2,728
Total securities	379,489	390,731

Mortgage loans held for sale	1,390	1,367
Loans	1,183,442	1,138,404
Less allowance for credit losses	(10,206)	(9,995)
Net loans	1,173,236	1,128,409

Premises and equipment, net	14,417	14,847
Cash surrender value of life insurance	17,710	17,675
Other real estate	-	369
Right of use lease asset	3,663	4,013
Accrued interest receivable and other assets	31,415	35,285
Total assets	$1,738,336	1,651,962

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$410,802	402,254
Interest-bearing demand, MMDA & savings	779,939	741,363
Time, over $250,000	160,704	145,939
Other time	201,445	195,175
Total deposits	1,552,890	1,484,731

Junior subordinated debentures	15,464	15,464
Lease liability	3,796	4,136
Accrued interest payable and other liabilities	16,719	17,068
Total liabilities	1,588,869	1,521,399

Commitments and Contingencies
Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,459,441 shares at September 30, 2025 and 5,457,646 shares at December 31, 2024	48,708	48,658
Common stock held by deferred compensation trust, at cost; 150,423 shares at September 30, 2025 and 158,580 shares at December 31, 2024	(1,523)	(1,757)
Deferred compensation	1,523	1,757
Retained earnings	130,105	121,062
Accumulated other comprehensive loss	(29,346)	(39,157)
Total shareholders' equity	149,467	130,563
Total liabilities and shareholders' equity	$1,738,336	1,651,962

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$17,174	16,098	49,838	46,807
Interest on due from banks	1,009	608	2,065	2,240
Interest on investment securities:
U.S. Government sponsored enterprises	1,990	2,503	6,338	7,645
State and political subdivisions	694	695	2,082	2,085
Other	538	563	1,772	1,570
Total interest income	21,405	20,467	62,095	60,347

Interest expense:
NOW, MMDA & savings deposits	2,868	2,892	8,249	7,390
Time deposits	3,174	3,611	9,459	10,920
Junior subordinated debentures	244	283	727	850
Other	-	132	-	918
Total interest expense	6,286	6,918	18,435	20,078
Net interest income	15,119	13,549	43,660	40,269
Provision for (recovery of) credit losses	530	297	585	(80)
Net interest income after provision for (recovery of) credit losses	14,589	13,252	43,075	40,349

Non-interest income:
Service charges	1,404	1,515	4,188	4,201
Other service charges and fees	184	163	526	527
Loss on sale of securities, net	-	5	(4)	5
Mortgage banking income	149	138	217	263
Insurance and brokerage commissions	250	252	745	717
Appraisal management fee income	3,601	3,073	10,616	8,668
Miscellaneous	1,539	1,949	5,061	6,273
Total non-interest income	7,127	7,095	21,349	20,654

Non-interest expense:
Salaries and employee benefits	7,094	6,602	21,050	20,409
Occupancy	2,278	2,446	6,364	6,662
Professional fees	1,395	590	2,461	1,617
Advertising	266	188	764	565
Debit card expense	805	333	1,268	1,070
FDIC Insurance	196	189	578	572
Appraisal management fee expense	2,858	2,436	8,433	6,863
Miscellaneous	2,032	2,232	6,419	6,905
Total non-interest expense	16,924	15,016	47,337	44,663
Earnings before income taxes	4,792	5,331	17,087	16,340

Income tax expense	1,100	1,373	3,890	3,546
Net earnings	$3,692	3,958	13,197	12,794
Basic net earnings per share	$0.70	0.74	2.49	2.41
Diluted net earnings per share	$0.67	0.72	2.41	2.33
Cash dividends declared per share	$0.20	0.19	0.56	0.72

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2025 and 2024

 (Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$3,692	3,958	13,197	12,794

Other comprehensive income:
Unrealized holding gains on securities available for sale	3,708	11,756	12,731	10,945
Reclassification adjustment for (gains) losses on securities available for sale included in net earnings	-	(5)	4	(5)
Total other comprehensive income, before income taxes	3,708	11,751	12,735	10,940

Income tax expense related to other comprehensive income:
Unrealized holding gains on securities available for sale	845	2,701	2,923	2,514
Reclassification adjustment for (gains) losses on on securities available for sale included in net earnings	-	(1)	1	(1)
Total income tax expense related to other comprehensive income	845	2,700	2,924	2,513
Total other comprehensive income, net of tax	2,863	9,051	9,811	8,427
Total comprehensive income	$6,555	13,009	23,008	21,221

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	(Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2024	5,457,646	$48,658	121,062	1,757	(1,757)	(39,157)	130,563

Restricted stock units vested	1,795	50	-	-	-	-	50
Cash dividends declared on common stock	-	-	(1,968)	-	-	-	(1,968)
Equity incentive plan, net	-	-	-	85	(85)	-	-
Net earnings	-	-	4,345	-	-	-	4,345
State tax rate reduction	-	-	-	-	-	(99)	(99)
Other comprehensive income	-	-	-	-	-	5,617	5,617
Balance, March 31, 2025	5,459,441	$48,708	123,439	1,842	(1,842)	(33,639)	138,508

Cash dividends declared on common stock	-	-	(1,093)	-	-	-	(1,093)
Equity incentive plan, net	-	-	-	(315)	315	-	-
Net earnings	-	-	5,160	-	-	-	5,160
Other comprehensive income	-	-	-	-	-	1,430	1,430
Balance, June 30, 2025	5,459,441	$48,708	127,506	1,527	(1,527)	(32,209)	144,005

Cash dividends declared on common stock	-	-	(1,093)	-	-	-	(1,093)
Equity incentive plan, net	-	-	-	(4)	4	-	-
Net earnings	-	-	3,692	-	-	-	3,692
Other comprehensive income	-	-	-	-	-	2,863	2,863
Balance, September 30, 2025	5,459,441	$48,708	130,105	1,523	(1,523)	(29,346)	149,467

Balance, December 31, 2023	5,534,499	$50,625	109,756	1,910	(1,910)	(39,365)	121,016

Common stock repurchase	(78,500)	(1,998)	-	-	-	-	(1,998)
Cash dividends declared on common stock	-	-	(1,929)	-	-	-	(1,929)
Equity incentive plan, net	-	-	-	33	(33)	-	-
Net earnings	-	-	3,948	-	-	-	3,948
Other comprehensive income	-	-	-	-	-	55	55
Balance, March 31, 2024	5,455,999	$48,627	111,775	1,943	(1,943)	(39,310)	121,092

Cash dividends declared on common stock	-	-	(1,040)	-	-	-	(1,040)
Restricted stock units vested	1,647	51					51
Equity incentive plan, net	-	-	-	37	(37)	-	-
Net earnings	-	-	4,888	-	-	-	4,888
Other comprehensive loss	-	-	-	-	-	(679)	(679)
Balance, June 30, 2024	5,457,646	$48,678	115,623	1,980	(1,980)	(39,989)	124,312

Cash dividends declared on common stock	-	-	(1,039)	-	-	-	(1,039)
Equity incentive plan, net	-	-	-	(208)	208	-	-
Net earnings	-	-	3,958	-	-	-	3,958
Change in accumulated other comprehensive income, net of tax	-	-	-	-	-	9,051	9,051
Balance, September 30, 2024	5,457,646	$48,678	118,542	1,772	(1,772)	(30,938)	136,282

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands)

	2025	2024
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$13,197	12,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	2,118	2,184
Provision for (recovery of) credit losses	585	(80)
Deferred income taxes	348	(63)
Gain on sale of held for mortgage loans	(188)	(211)
(Gain)/loss on sale of investment securities net	4	(5)
Write-down of premises and equipment	71	362
Gain on sale of other real estate	(13)	-
Restricted stock expense	79	84
Proceeds from sales of mortgage loans held for sale	9,169	14,677
Origination of mortgage loans held for sale	(8,958)	(14,998)
Cash surrender value of life insurance	(365)	(348)
Change in:
Right of use lease asset	350	537
Other assets	453	(452)
Lease liability	(340)	(520)
Other liabilities	(428)	1,264

Net cash provided by operating activities	16,082	15,225

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,209)	(23,521)
Proceeds from calls and maturities of investment securities available for sale	3,000	3,000
Proceeds from sales of investment securities available for sale	12,733	11,708
Proceeds from paydowns of investment securities available for sale	13,786	12,449
Proceeds from paydowns of other investment securities	193	128
Purchase of FHLB stock	(11)	(10)
Net change in loans	(45,412)	(31,456)
Purchases of premises and equipment	(1,179)	(427)
Proceeds from bank owned life insurance	330	-
Proceeds from sale of other real estate and repossessions	382	-

Net cash used by investing activities	(22,387)	(28,129)

Cash flows from financing activities:
Net change in deposits	68,159	87,932
Net change in securities sold under agreement to repurchase	-	(78,286)
Restricted stock units vested	50	51
Common stock repurchased	-	(1,998)
Cash dividends paid on common stock	(4,154)	(4,008)

Net cash provided by financing activities	64,055	3,691

Net change in cash and cash equivalents	57,750	(9,213)
Cash and cash equivalents at beginning of period	59,266	82,375
Cash and cash equivalents at end of period	$117,016	73,162

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands)

	2025	2024
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,478	21,501
Income taxes	$4,011	3,149

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$9,811	8,427
Initial recognition of lease right-of-use asset and lease liability	$263	-

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASU’s”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of September 30, 2025, which may impact the Company’s financial statements.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09 Income Taxes (Topic 740)	The ASU provides amendments to improve the transparency of income tax disclosures.	Annual reporting periods after December 15, 2024.

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

The following table presents the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Beginning balance	$(32,209)	$(39,989)	$(39,157)	$(39,365)
Other comprehensive income before reclassifications, net	2,863	9,055	9,907	8,431
Amounts reclassified from accumulated other comprehensive gains (loss), net	-	(4)	3	(4)
Reduction in state tax rate adjustment, net	-	-	(99)	-
Net current period other comprehensive income	2,863	9,051	9,811	8,427
Ending balance	$(29,346)	$(30,938)	$(29,346)	$(30,938)

(3) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

Shares held in the deferred compensation plan by the deferred compensation trust are excluded for purposes of calculating the weighted average number of shares outstanding and basic earnings per share in accordance with ASC 260-10-45-40 and ASC 260-10-45-45 through ASC 260-26010-45-46. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 is as follows:

For the three months ended September 30, 2025

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,692	5,309,028	$0.70
Effect of dilutive securities:
Restricted stock units - unvested		12,151
Shares held in deferred comp plan
by deferred compensation trust		150,443
Diluted earnings per share	$3,692	5,471,622	$0.67

For the nine months ended September 30, 2025

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$13,197	5,303,953	$2.49
Effect of dilutive securities:
Restricted stock units - unvested		11,098
Shares held in deferred comp plan
by deferred compensation trust		154,502
Diluted earnings per share	$13,197	5,469,553	$2.41

For the three months ended September 30, 2024

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,958	5,295,765	$0.74
Effect of dilutive securities:
Restricted stock units - unvested		22,616
Shares held in deferred comp plan
by deferred compensation trust		162,576
Diluted earnings per share	$3,958	5,480,957	$0.72

For the nine months ended September 30, 2024

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$12,794	5,301,742	$2.41
Effect of dilutive securities:
Restricted stock units - unvested		20,224
Shares held in deferred comp plan
by deferred compensation trust		161,304
Diluted earnings per share	$12,794	5,483,270	$2.33

(4) Investment Securities

Investment securities available for sale at September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)
	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,986	-	443	7,543
U.S. Government sponsored enterprises	5,643	-	375	5,268
GSE - Mortgage-backed securities	231,484	228	16,629	215,083
Private label mortgage-backed securities	40,291	133	722	39,702
State and political subdivisions	129,465	-	20,193	109,272
Total	$414,869	361	38,362	376,868

(Dollars in thousands)
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,981	-	724	7,257
U.S. Government sponsored enterprises	9,243	-	511	8,732
GSE - Mortgage-backed securities	248,837	162	23,207	225,792
Private label mortgage-backed securities	43,118	74	1,425	41,767
State and political subdivisions	129,659	-	25,204	104,455
Total	$438,838	236	51,071	388,003

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2025 and December 31, 2024 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,543	443	7,543	443
U.S. government sponsored enterprises	-	-	5,268	375	5,268	375
GSE -Mortgage-backed securities	11,544	130	193,761	16,499	205,305	16,629
Private label mortgage-backed securities	-	-	21,019	722	21,019	722
State and political subdivisions	-	-	109,272	20,193	109,272	20,193
Total	$11,544	130	336,863	38,232	348,407	38,362

(Dollars in thousands)
	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,257	724	7,257	724
U.S. government sponsored enterprises	-	-	8,732	511	8,732	511
GSE -Mortgage-backed securities	20,458	669	197,497	22,538	217,955	23,207
Private label mortgage-backed securities	4,010	9	21,727	1,416	25,737	1,425
State and political subdivisions	-	-	104,455	25,204	104,455	25,204
Total	$24,468	678	339,668	50,393	364,136	51,071

At September 30, 2025, unrealized losses in the investment securities portfolio relating to debt securities totaled $38.4 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the September 30, 2025 table above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all six of the securities issued by U.S. Government sponsored enterprises (“GSE”), 110 of the 117 GSE mortgage-backed securities, and 10 of the 17 private label mortgage-backed securities contained unrealized losses.  The Company did not have any reserves on securities at September 30, 2025, as no credit related losses were identified in the Company’s September 30, 2025 analysis.  At December 31, 2024, unrealized losses in the investment securities portfolio relating to debt securities totaled $51.1 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the December 31, 2024 table above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions contained unrealized losses, all seven of the securities issued by GSEs, 114 of the 119 GSE mortgage-backed securities, and 11 of the 16 private label mortgage-backed securities contained unrealized losses.  The Company did not have any reserves on securities at December 31, 2024, as no credit related losses were identified in the Company’s December 31, 2024 analysis.

The amortized cost and estimated fair value of investment securities available for sale, other than GSE mortgage-backed securities, at September 30, 2025, are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2025
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$4,940	4,950
Due from one to five years	44,242	41,065
Due from five to ten years	78,514	65,885
Due after ten years	55,689	49,886
Mortgage-backed securities	231,484	215,082
Total	$414,869	376,868

No securities available for sale were sold during the three months ended September 30, 2025.  During the nine months ended September 30, 2025, proceeds from sales of securities available for sale were $12.7 million and resulted in gross losses of $47,000 and gross gains of $43,000.  During the three and nine months ended September 30, 2024, proceeds from sales of securities available for sale were $11.7 million and resulted in gross gains of $33,000 and gross losses of $28,000.

Securities with a fair value of approximately $36.4 million and $40.0 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5) Loans

Major classifications of loans at September 30, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)
	September 30, 2025	December 31, 2024
Real estate loans:
Construction and land development	$129,209	122,328
Single-family residential	400,900	384,509
Commercial	505,156	471,444
Multifamily and farmland	70,590	69,671
Total real estate loans	1,105,855	1,047,952

Loans not secured by real estate:
Commercial	59,758	63,837
Farm	525	401
Consumer	6,441	6,475
All other	10,863	19,739

Total loans	1,183,442	1,138,404

Less allowance for credit losses	(10,206)	(9,995)

Total net loans	$1,173,236	1,128,409

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2025 and December 31, 2024:

September 30, 2025
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	193	193	129,016	129,209	-
Single-family residential	1,196	4,026	5,222	395,678	400,900	-
Commercial	-	894	894	504,262	505,156	-
Multifamily and farmland	-	-	-	70,590	70,590	-
Total real estate loans	1,196	5,113	6,309	1,099,546	1,105,855	-

Loans not secured by real estate:
Commercial	19	-	19	59,739	59,758	-
Farm	-	-	-	525	525	-
Consumer	6	-	6	6,435	6,441	-
All other	-	-	-	10,863	10,863	-
Total loans	$1,221	5,113	6,334	1,177,108	1,183,442	-

December 31, 2024
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$131	37	168	122,160	122,328	-
Single-family residential	5,434	3,720	9,154	375,355	384,509	-
Commercial	87	426	513	470,931	471,444	-
Multifamily and farmland	-	-	-	69,671	69,671	-
Total real estate loans	5,652	4,183	9,835	1,038,117	1,047,952	-

Loans not secured by real estate:
Commercial	360	248	608	63,229	63,837	-
Farm	-	-	-	401	401	-
Consumer	33	9	42	6,433	6,475	-
All other	-	-	-	19,739	19,739	-
Total loans	$6,045	4,440	10,485	1,127,919	1,138,404	-

The following table presents non-accrual loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	193	193
Single-family residential	610	3,416	4,026
Commercial	402	492	894
Multifamily and farmland	-	-	-
Total real estate loans	1,012	4,101	5,113

Loans not secured by real estate:
Commercial	-	-	-
Consumer	-	-	-
Total	$1,012	4,101	5,113

	December 31, 2024
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$37	-	37
Single-family residential	3,720	-	3,720
Commercial	426	-	426
Multifamily and farmland	-	-	-
Total real estate loans	4,183	-	4,183

Loans not secured by real estate:
Commercial	248	-	248
Consumer	9	-	9
Total	$4,440	-	4,440

No interest income was recognized on non-accrual loans for the nine months ended September 30, 2025 and 2024.

A loan may be individually evaluated for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other assets.  Non-accrual loans with an outstanding balance of $250,000 or greater are individually evaluated and totaled $1.5 million and $1.6 million at September 30, 2025 and December 31, 2024, respectively.  Non-accrual loans evaluated collectively as a pool totaled $3.6 million and $2.8 million at September 30, 2025 and December 31, 2024, respectively.  Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by estimated liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectible.

The following table details the amortized cost of collateral dependent loans and any related allowance at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
		Allowance for		Allowance for
(Dollars in thousands)	Amortized Cost	Credit Losses	Amortized Cost	Credit Losses
Real estate loans:
Construction and land development	$193	5	37	-
Single-family residential	4,026	30	3,720	-
Commercial	894	71	426	-
Multifamily and farmland	-	-	-	-
Total real estate loans	5,113	106	4,183	-

Loans not secured by real estate:
Commercial	-	-	248	-
Consumer	-	-	-	-
Total	$5,113	106	4,431	-

The following tables provide a breakdown of collateral dependent loans by collateral type and collateral coverage at September 30, 2025 and 2024.  These tables also show non-accrual loans not considered to be collateral dependent at September 30, 2025 and December 31, 2024.

	September 30, 2025
					Financial Assets
(Dollars in thousands)	Residential	Developed	Commercial	Business	Not Considered
	Property	Land	Property	Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$61	132	-	-	-	193
Single-family residential	4,026	-	-	-	-	4,026
Commercial	-	-	894	-	-	894
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	4,087	132	894	-	-	5,113

Loans not secured by real estate:
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$4,087	132	894	-	-	5,113
Collateral Value	$13,127	158	1,319	-

	December 31, 2024
					Financial Assets
(Dollars in thousands)	Residential	Developed	Commercial	Business	Not Considered
	Property	Land	Property	Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$-	37	-	-	-	37
Single-family residential	3,720	-	-	-	-	3,720
Commercial	-	-	426	-	-	426
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,720	37	426	-	-	4,183

Loans not secured by real estate:
Commercial	-	-	-	248	-	248
Consumer	-	-	-	-	9	9
Total	$3,720	37	426	248	9	4,440
Collateral Value	$9,648	88	944	272

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

No loans to borrowers experiencing financial difficulty were modified during the three months ended September 30, 2025.  The following table shows the amortized cost basis at September 30, 2024 of the loans to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2024, disaggregated by loan class and type of concession granted.

(Dollars in thousands)

	Amortized Cost Basis at September 30, 2024	% of Loan Class	Modification Type	Financial Effect
Loan class:
Single-family residential	$30	0.01%	Interest rate reduction	HELOC converted to amortizing term loan
Total	$30

No loans to borrowers experiencing financial difficulty were modified during the nine months ended September 30, 2025.  The following table shows the amortized cost basis at September 30, 2024 of the loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2024, disaggregated by loan class and type of concession granted.

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

The Bank closely monitors the performance of those loans that are modified because borrowers are experiencing financial difficulty so as to understand the effectiveness of its modification efforts.  The following tables show the performance of loans that were modified in the nine months ended September 30, 2024.

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

The following tables present changes in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended September 30, 2025
Allowance for credit losses:
Beginning balance	$3,276	3,416	2,284	231	406	1	178	9,792
Charge-offs	-	-	-	-	(128)	-	(121)	(249)
Recoveries	-	9	-	-	15	-	27	51
Provision (recovery) for
loan losses (1)	179	94	123	(9)	130	-	95	612
Ending balance	$3,455	3,519	2,407	222	423	1	179	10,206
Allowance for credit loss-loans	$3,455	3,519	2,407	222	423	1	179	10,206
Allowance for credit losses
loan commitments	1,139	7	11	-	17	-	2	1,176
Total allowance for credit losses	$4,594	3,526	2,418	222	440	1	181	11,382

Nine months ended September 30, 2025
Allowance for credit losses:
Beginning balance	$3,385	3,386	2,322	246	446	1	209	9,995
Charge-offs	-	(5)	-	-	(164)	-	(364)	(533)
Recoveries	-	53	-	-	45	-	136	234
Provision (recovery) for
loan losses (1)	70	85	85	(24)	96	-	198	510
Ending balance	$3,455	3,519	2,407	222	423	1	179	10,206
Allowance for credit loss-loans	$3,455	3,519	2,407	222	423	1	179	10,206
Allowance for credit losses
loan commitments	1,139	7	11	-	17	-	2	1,176
Total allowance for credit losses	$4,594	3,526	2,418	222	440	1	181	11,382

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

(1) Excludes provision for credit losses related to unfunded commitments. Note 7,"Commitments and Contingencies" in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of September 30, 2025.

	Term Loans by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans
September 30, 2025
Real Estate Loans
Construction and land development
Pass	$39,728	30,001	21,571	19,865	4,727	7,675	-	4,957	128,524
Watch	-	-	-	-	437	-	-	-	437
Substandard	-	-	193	-	-	55	-	-	248
Total Construction and land development	$39,728	30,001	21,764	19,865	5,164	7,730	-	4,957	129,209
Single family
Pass	$26,539	25,540	35,035	68,913	41,124	76,687	120,632	-	394,470
Watch	-	-	-	-	-	1,573	-	-	1,573
Substandard	-	-	29	610	93	3,354	771	-	4,857
Total single family	$26,539	25,540	35,064	69,523	41,217	81,614	121,403	-	400,900
Commercial
Pass	$50,597	63,193	44,899	137,023	66,844	136,336	2,801	-	501,693
Watch	-	-	-	-	-	2,569	-	-	2,569
Substandard	-	-	-	446	46	402	-	-	894
Total commercial	$50,597	63,193	44,899	137,469	66,890	139,307	2,801	-	505,156
Multifamily and farmland
Pass	$7,420	976	8,022	20,077	20,066	13,894	96	-	70,551
Watch	-	-	-	-	-	39	-	-	39
Substandard	-	-	-	-	-	-	-	-	-
Total multifamily and farmland	$7,420	976	8,022	20,077	20,066	13,933	96	-	70,590
Total real estate loans	$124,284	119,710	109,749	246,934	133,337	242,584	124,300	4,957	1,105,855
Loans not secured by real estate Commercial
Pass	$8,265	7,021	11,135	3,706	1,881	10,312	17,217	-	59,537
Watch	-	-	-	130	16	75	-	-	221
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial	$8,265	7,021	11,135	3,836	1,897	10,387	17,217	-	59,758
Farm
Pass	$100	43	158	5	-	-	219	-	525
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$100	43	158	5	-	-	219	-	525
Consumer
Pass	$1,786	1,025	726	432	92	88	2,274	-	6,423
Watch	-	-	-	18	-	-	-	-	18
Substandard	-	-	-	-	-	-	-	-	-
Total consumer	$1,786	1,025	726	450	92	88	2,274	-	6,441
All other
Pass	$1,159	442	47	6,103	300	2,699	113	-	10,863
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$1,159	442	47	6,103	300	2,699	113	-	10,863
Total loans not secured by real estate	$11,310	8,531	12,066	10,394	2,289	13,174	19,823	-	77,587
Total loans	$135,594	128,241	121,815	257,328	135,626	255,758	144,123	4,957	1,183,442

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs for the nine months ended September 30, 2025.

September 30, 2025	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
(dollars in thousands)							Revolving	Converted to	Total
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	-	-	-	-	5	-	5
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	-	-	-	-	5	-	5
Loans not secured by real estate:
Commercial	-	-	27	39	9	89	-	-	164
Consumer	-	6	-	3	-	355	-	-	364
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$-	6	27	42	9	444	5	-	533

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

(6) Leases

As of September 30, 2025, the Bank had operating right of use assets of $3.7 million and operating lease liabilities of $3.8 million. As of December 31, 2024, the Bank had operating right of use assets of $4.0 million and operating lease liabilities of $4.1 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The exercise of renewal options is based on the judgment of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The following table presents lease cost and other lease information as of September 30, 2025 and 2024.

(Dollars in thousands)
	September 30, 2025	September 30, 2024

Operating lease cost	$628	$630

Other information:
Cash paid for amounts included in the measurement of lease liabilities	617	613
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	263	-
Weighted-average remaining lease term - operating leases	7.50	8.03
Weighted-average discount rate - operating leases	2.98%	2.78%

The following table presents lease maturities as of September 30, 2025.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	September 30, 2025

2025	$208
2026	750
2027	657
2028	515
2029	422
Thereafter	1,694
Total	4,246
Less: Imputed Interest	(450)
Operating Lease Liability	$3,796

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	9/30/25	12/31/24
Financial instruments whose contract amount represent credit risk:

Commitments to extend credit	$356,625	$348,876

Standby letters of credit	$1,576	$1,675

Commitments to extend credit are conditional agreements to lend to a customer. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $358.2 million does not necessarily represent future cash requirements.

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $1.2 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2025 and 2024.

(dollars in thousands)	For three months ended		For nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Beginning Balance	$1,258	$1,565	$1,101	$1,770
Provision for (recovery of) credit losses	(82)	(406)	75	(611)
Ending balance	$1,176	$1,159	$1,176	$1,159

In 2023, the North Carolina Department of Transportation (“NCDOT”) acquired the Bank’s Mooresville branch office, situated on NC Highway 150 in Mooresville, NC through an eminent domain acquisition for the widening of NC Highway 150. During the second quarter of 2023, the Bank received a $1.5 million payment from the NCDOT for this property, which was recorded as an offset to the net book value of the asset, resulting in a $191,000 gain during the second quarter of 2023. Subsequently, the Bank spent considerable time and effort seeking additional monetary compensation for this property to more closely reflect the fair value of the property. A September 2025 bench ruling in the Bank’s favor requires that the NCDOT pay the Bank a total of $5.1 million for this property, including the $1.5 million payment the Bank received in 2023. The formal written order for this ruling had not been received by the Bank as of September 30, 2025. The Bank recorded $553,000 in legal expenses associated with the legal proceedings and a corresponding other payable for these fees as of September 30, 2025. The Bank expects to realize an additional $3.6 million gain on the involuntarily disposal of this property upon receiving the formal written order from the court.

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)
	September 30, 2025
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,543	-	7,543	-
U.S. Government sponsored enterprises	5,268	-	5,268	-
GSE - Mortgage-backed securities	215,083	-	215,083	-
Private label mortgage-backed securities	39,702	-	39,702	-
State and political subdivisions	109,272	-	109,272	-
Mutual funds held in deferred compensation trust	2,754	2,754	-	-

(Dollars in thousands)
	December 31, 2024
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
U.S. Treasuries	$7,257	-	7,257	-
U.S. Government sponsored enterprises	8,732	-	8,732	-
GSE - Mortgage-backed securities	225,792	-	225,792	-
Private label mortgage-backed securities	41,767	-	41,767	-
State and political subdivisions	104,455	-	104,455	-
Mutual funds held in deferred compensation trust	2,726	2,726	-	-

The fair value measurements for individually evaluated loans and other real estate on a non-recurring basis at September 30, 2025 and December 31, 2024 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value September 30, 2025	Fair Value December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Individually evaluated loans	$1,387	$1,646	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0 - 50%
Other real estate	$-	$369	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0 - 25%

The carrying amount and estimated fair value of financial instruments at September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$117,016	117,016	-	-	117,016
Investment securities available for sale	376,868	-	376,868	-	376,868
Other investments	2,621	-	-	2,621	2,621
Mortgage loans held for sale	1,390	-	1,390	-	1,390
Loans, net	1,173,236	-	-	1,174,840	1,174,840
Mutual funds held in deferred compensation trust	2,754	2,754	-	-	2,754

Liabilities:
Deposits	$1,552,890	-	1,555,106	-	1,555,106
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$59,266	59,266	-	-	59,266
Investment securities available for sale	388,003	-	388,003	-	388,003
Other investments	2,728	-	-	2,728	2,728
Mortgage loans held for sale	1,367	-	1,367	-	1,367
Loans, net	1,128,409	-	-	1,123,864	1,123,864
Mutual funds held in deferred compensation trust	2,726	2,726	-	-	2,726

Liabilities:
Deposits	$1,484,731	-	1,487,475	-	1,487,475
Junior subordinated debentures	15,464	-	15,464	-	15,464

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended September 30, 2025
Interest income	$21,398	-	7	21,405
Interest expense	6,042	-	244	6,286
Net interest income	15,356	-	(237)	15,119
Provision for (recovery of) credit losses	530	-	-	530
Noninterest income	3,526	-	-	3,526
Appraisal management fee income	-	3,601	-	3,601
Salaries and employee benefits	6,767	238	89	7,094
Occupancy	2,273	5	-	2,278
Appraisal management fee expense	-	2,858	-	2,858
Noninterest expense	4,400	217	77	4,694
Income tax expense (benefit)	1,120	64	(84)	1,100
Net income (loss)	$3,792	219	(319)	3,692
Total assets	$1,732,531	5,042	763	1,738,336
As of and for the three months ended September 30, 2024
Interest income	$20,458	-	9	20,467
Interest expense	6,635	-	283	6,918
Net interest income	13,823	-	(274)	13,549
Provision for (recovery of) credit losses	297	-	-	297
Noninterest income	4,022	-	-	4,022
Appraisal management fee income	-	3,073	-	3,073
Salaries and employee benefits	6,286	214	102	6,602
Occupancy	2,440	6	-	2,446
Appraisal management fee expense	-	2,436	-	2,436
Noninterest expense	3,261	204	67	3,532
Income tax expense (benefit)	1,417	49	(93)	1,373
Net income (loss)	$4,144	164	(350)	3,958
Total assets	$1,656,990	4,183	477	1,661,650
As of and for the nine months ended September, 2025
Interest income	$62,073	-	22	62,095
Interest expense	17,708	-	727	18,435
Net interest income	44,365	-	(705)	43,660
Provision for credit losses	585	-	-	585
Noninterest income	10,733	-	-	10,733
Appraisal management fee income	-	10,616	-	10,616
Salaries and employee benefits	20,128	638	284	21,050
Occupancy	6,348	16	-	6,364
Appraisal management fee expense	-	8,433	-	8,433
Noninterest expense	10,621	632	237	11,490
Income tax expense (benefit)	3,942	205	(257)	3,890
Net income (loss)	$13,474	692	(969)	13,197
Total assets	$1,732,531	5,042	763	1,738,336
As of and for the nine months ended September, 2024
Interest income	$60,321	-	26	60,347
Interest expense	19,228	-	850	20,078
Net interest income	41,093	-	(824)	40,269
Provision for (recovery of) credit losses	(80)	-	-	(80)
Noninterest income	11,986	-	-	11,986
Appraisal management fee income	-	8,668	-	8,668
Salaries and employee benefits	19,517	588	304	20,409
Occupancy	6,648	14	-	6,662
Appraisal management fee expense	-	6,863	-	6,863
Noninterest expense	9,948	565	216	10,729
Income tax expense (benefit)	3,681	147	(282)	3,546
Net income (loss)	$13,365	491	(1,062)	12,794
Total assets	$1,656,990	4,183	477	1,661,650

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

The Federal Reserve Federal Open Market Committee (“FOMC”) increased the target federal funds rate 500 basis points between March 2022 and July 2023 to address the supply-chain disruption and rising inflation that had developed in the markets prior to the increases in the target rate. In 2024, the FOMC reduced the target federal funds rate to a range of 4.25% to 4.50%. At September 30, 2025 the target federal funds rate had been lowered to a range of 4.00% to 4.25%. The economic conditions have remained stable such that businesses in our market area continue to grow and invest. The uncertainty expressed in the national and international markets through the primary economic indicators of activity are not as pronounced in our local markets, and we expect continued moderate economic growth in our markets.

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

Results of Operations

Summary. Net earnings were $3.7 million or $0.70 per share and $0.67 per diluted share for the three months ended September 30, 2025, as compared to $4.0 million or $0.74 per share and $0.72 per diluted share for the prior year period. The decrease in third quarter net earnings is primarily attributable to increases in the provision for credit losses and non-interest expense, which were partially offset by increases in net interest income and non-interest income, compared to the prior year period, as discussed below.

Net earnings were $13.2 million or $2.49 per share and $2.41 per diluted share for the nine months ended September 30, 2025, as compared to $12.8 million or $2.41 per share and $2.33 per diluted share for the prior year period. The increase in year to date net earnings is primarily attributable to increases in net interest income and non-interest income, which were partially offset by increases in the provision for credit losses and non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.05% for the nine months ended September 30, 2025, compared to 1.04% for the same period one year ago, and annualized return on average shareholders’ equity was 12.52% for the nine months ended September 30, 2025, compared to 13.59% for the same period one year ago.

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

Net interest income was $15.1 million for the three months ended September 30, 2025, compared to $13.5 million for the three months ended September 30, 2024. The increase in net interest income is due to a $938,000 increase in interest income and a $632,000 decrease in interest expense. Net interest income after the provision for credit losses was $14.6 million for the three months ended September 30, 2025, compared to $13.3 million for the three months ended September 30, 2024. The provision for credit losses for the three months ended September 30, 2025 was $530,000, compared to $297,000 for the three months ended September 30, 2024. The increase in the provision for credit losses is primarily attributable to an increase in reserves on construction loans during the three months ended September 30, 2025, as compared to a reduction in reserves on construction loans during the three months ended September 30, 2024.

Interest income was $21.4 million for the three months ended September 30, 2025, compared to $20.5 million for the three months ended September 30, 2024. The increase in interest income is primarily due to a $1.1 million increase in interest income and fees on loans and a $401,000 increase in interest income on balances due from banks, which was partially offset by a $539,000 decrease in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans. The increase in interest income on balances due from banks is primarily due to an increase in balances outstanding. The decrease in interest income on investment securities is due to a reduction in balances outstanding and decreases in yields on variable rate securities. During the three months ended September 30, 2025, average loans were $1.17 billion, an increase of $50.2 million from average loans of $1.12 billion for the three months ended September 30, 2024. During the three months ended September 30, 2025, average investment securities available for sale were $411.6 million, a decrease of $28.9 million from average investment securities available for sale of $440.5 million for the three months ended September 30, 2024. The average yield on loans for the three months ended September 30, 2025 and 2024 was 5.82% and 5.72%, respectively. The average yield on investment securities available for sale was 3.10% and 3.38% for the three months ended September 30, 2025 and 2024, respectively. The average yield on earning assets was 5.07% and 5.06% for the three months ended September 30, 2025 and 2024, respectively.

Interest expense was $6.3 million for the three months ended September 30, 2025, compared to $6.9 million for the three months ended September 30, 2024. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities resulting from rate decreases implemented by the FOMC. During the three months ended September 30, 2025, average interest-bearing non-maturity deposits were $766.8 million, an increase of $41.8 million from average interest-bearing non-maturity deposits of $725.0 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, average certificates of deposit were $358.3 million, an increase of $15.5 million from average certificates of deposit of $342.8 million for the three months ended September 30, 2024. The average rate paid on interest-bearing checking and savings accounts was 1.48% and 1.59% for the three months ended September 30, 2025 and 2024, respectively. The average rate paid on certificates of deposit was 3.51% for the three months ended September 30, 2025, compared to 4.19% for the same period one year ago. The average rate paid on interest-bearing liabilities was 2.19% for the three months ended September 30, 2025, compared to 2.51% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2025 and 2024. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended September 30, 2025 and 2024 have been adjusted to a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,170,760	$17,174	5.82%	$1,120,545	$16,098	5.72%
Investments - taxable	279,339	2,523	3.58%	304,083	3,039	3.98%
Investments - nontaxable*	135,342	703	2.06%	139,665	727	2.07%
Due from banks	90,667	1,009	4.42%	45,434	608	5.32%

Total interest-earning assets	1,676,108	21,409	5.07%	1,609,727	20,472	5.06%

Non-interest earning assets:
Cash and due from banks	27,940			29,235
Allowance for credit losses	(9,771)			(10,023)
Other assets	23,800			24,263

Total assets	$1,718,077			$1,653,202

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$766,758	$2,868	1.48%	$725,045	$2,892	1.59%
Time deposits	358,334	3,174	3.51%	342,757	3,611	4.19%
Junior subordinated debentures	15,464	244	6.26%	15,464	283	7.28%
Other	-	-	-	14,114	132	3.72%

Total interest-bearing liabilities	1,140,556	6,286	2.19%	1,097,380	6,918	2.51%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	420,737			412,317
Other liabilities	14,294			16,040
Shareholders' equity	142,490			127,465

Total liabilities and shareholders' equity	$1,718,077			$1,653,202

Net interest spread		$15,123	2.88%		$13,554	2.55%

Net yield on interest-earning assets			3.58%			3.35%

Taxable equivalent adjustment
Investment securities		$4			$5

Net interest income		$15,119			$13,549

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $5.8 million in 2025 and $9.9 million in 2024. Tax rates of 2.25% and 2.50% were used to calculate the tax equivalent yields on these securities in 2025 and 2024, respectively.

Year to date net interest income was $43.7 million for the nine months ended September 30, 2025, compared to $40.3 million for the nine months ended September 30, 2024. The increase in net interest income is due to a $1.7 million increase in interest income and a $1.6 million decrease in interest expense. Net interest income after the provision for credit losses was $43.1 million for the nine months ended September 30, 2025, compared to $40.3 million for the nine months ended September 30, 2024. The provision for credit losses for the nine months ended September 30, 2025 was an expense of $585,000, compared to a recovery of $80,000 for the nine months ended September 30, 2024. The increase in the provision for credit losses is primarily attributable to a $59.3 million increase in total loans from September 30, 2024 to September 30, 2025.

Interest income was $62.1 million for the nine months ended September 30, 2025, compared to $60.3 million for the nine months ended September 30, 2024. The increase in net interest income is due to a $1.7 million increase in interest income and a $1.6 million decrease in interest expense. The increase in interest income is primarily due to a $3.0 million increase in interest income and fees on loans, which was partially offset by a $175,000 decrease in interest income on balances due from banks and a $1.1 million decrease in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans. The decrease in interest income on balances due from banks is due to a reduction in balances outstanding and rate decreases implemented by the FOMC. The decrease in interest income on investment securities is primarily due to a reduction in balances outstanding. During the nine months ended September 30, 2025, average loans were $1.16 billion, an increase of $49.2 million from average loans of $1.11 billion for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, average investment securities available for sale were $420.2 million, a decrease of $22.8 million from average investment securities available for sale of $443.0 million for the nine months ended September 30, 2024. The average yield on loans for the nine months ended September 30, 2025 and 2024 was 5.76% and 5.65%, respectively. The average yield on investment securities available for sale was 3.19% and 3.37% for the nine months ended September 30, 2025 and 2024, respectively. The average yield on earning assets was 5.06% and 5.01% for the nine months ended September 30, 2025 and 2024, respectively.

Interest expense was $18.4 million for the nine months ended September 30, 2025, compared to $20.1 million for the nine months ended September 30, 2024. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities resulting from rate decreases implemented by the FOMC. During the nine months ended September 30, 2025, average interest-bearing non-maturity deposits were $754.8 million, an increase of $68.6 million from average interest-bearing non-maturity deposits of $686.2 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, average certificates of deposit were $351.0 million, a decrease of $2.8 million from average certificates of deposit of $348.2 million for the nine months ended September 30, 2024. The average rate paid on interest-bearing checking and savings accounts was 1.46% and 1.44% for the nine months ended September 30, 2025 and 2024, respectively. The average rate paid on certificates of deposit was 3.60% for the nine months ended September 30, 2025, compared to 4.19% for the same period one year ago. The average rate paid on interest-bearing liabilities was 2.20% for the nine months ended September 30, 2025, compared to 2.46% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2025 and 2024. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2025 and 2024 have been adjusted to a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Nine months ended			Nine months ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,156,515	49,838	5.76%	$1,107,344	46,807	5.65%
Investments - taxable	290,813	8,039	3.70%	310,061	9,080	3.91%
Investments - nontaxable*	132,465	2,168	2.19%	136,234	2,239	2.20%
Due from banks	62,844	2,065	4.39%	55,205	2,240	5.42%

Total interest-earning assets	1,642,637	62,110	5.06%	1,608,844	60,366	5.01%

Non-interest earning assets:
Cash and due from banks	28,735			30,321
Allowance for credit losses	(9,940)			(10,625)
Other assets	22,235			21,808

Total assets	$1,683,667			$1,650,348

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$754,753	8,249	1.46%	$686,188	7,390	1.44%
Time deposits	351,040	9,459	3.60%	348,153	10,920	4.19%
Junior subordinated debentures	15,464	727	6.29%	15,464	850	7.34%
Other	-	-	-	41,977	918	2.92%

Total interest-bearing liabilities	1,121,257	18,435	2.20%	1,091,782	20,078	2.46%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	411,132			422,418
Other liabilities	10,396			10,396
Shareholders' equity	140,882			125,751

Total liabilities and shareholders' equity	$1,683,667			$1,650,347

Net interest spread		$43,675	2.86%		$40,288	2.55%

Net yield on interest-earning assets			3.55%			3.34%

Taxable equivalent adjustment
Investment securities		$15			$19

Net interest income		$43,660			$40,269

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $6.8 million in 2025 and $10.4 million in 2024. Tax rates of 2.25% and 2.50% were used to calculate the tax equivalent yields on these securities in 2025 and 2024, respectively.

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

	Three months ended September 30, 2025 compared to three months ended September 30, 2024			Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$729	347	1,076	2,099	932	3,031
Investments - taxable	(235)	(281)	(516)	(548)	(493)	(1,041)
Investments - nontaxable	(22)	(2)	(24)	(62)	(9)	(71)
Due from banks	554	(153)	401	280	(455)	(175)
Total interest income	1,026	(89)	937	1,769	(25)	1,744

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	161	(185)	(24)	744	115	859
Time deposits	151	(588)	(437)	84	(1,545)	(1,461)
Junior subordinated debentures	-	(39)	(39)	-	(123)	(123)
Other	(66)	(66)	(132)	(459)	(459)	(918)
Total interest expense	246	(878)	(632)	369	(2,012)	(1,643)
Net interest income	$780	789	1,569	1,400	1,987	3,387

Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2025 was $530,000, compared to $297,000 for the three months ended September 30, 2024. The increase in the provision for credit losses is primarily attributable to an increase in reserves on construction loans during the three months ended September 30, 2025, as compared to a reduction in reserves on construction loans during the three months ended September 30, 2024.

The provision for credit losses for the nine months ended September 30, 2025 was an expense of $585,000, compared to a recovery of $80,000 for the nine months ended September 30, 2024.  The increase in the provision for credit losses is primarily attributable to a $59.3 million increase in total loans from September 30, 2024 to September 30, 2025

Non-Interest Income. Non-interest income was $7.1 million for the three months ended September 30, 2025 and 2024. A $528,000 increase in appraisal management fee income due to an increase in appraisal volume was partially offset by a $410,000 decrease in miscellaneous non-interest income primarily due to a decrease in income on small business investment company (SBIC) investments and a $90,000 decrease in service charges and fees on deposits.

Non-interest income was $21.3 million for the nine months ended September 30, 2025, compared to $20.7 million for the nine months ended September 30, 2024.  The increase in non-interest income is primarily attributable to a $1.9 million increase in appraisal management fee income due to an increase in appraisal volume, which was partially offset by a $1.2 million decrease in miscellaneous non-interest income primarily due to a decrease in income on small business investment company (SBIC) investments.

Non-Interest Expense.  Non-interest expense was $16.9 million for the three months ended September 30, 2025, compared to $15.0 million for the three months ended September 30, 2024.  The increase in non-interest expense is primarily attributable to a $805,000 increase in professional fees primarily due to an increase in legal fees, a $492,000 increase in salaries and employee benefits expense primarily due to an increase in salary and insurance expense, a $472,000 increase in debit card expense and a $422,000 increase in appraisal management fee expense due to an increase in appraisal volume, which were partially offset by a $200,000 decrease in miscellaneous non-interest expense primarily due to a $152,000 decrease in deferred compensation expense and a $168,000 decrease in occupancy expense primarily due to the $362,000 write-off of leasehold improvements due to the closure of the Bank’s former branch in Cary, North Carolina during the three months ended September 30, 2024.

Non-interest expense was $47.3 million for the nine months ended September 30, 2025, compared to $44.7 million for the nine months ended September 30, 2024.  The increase in non-interest expense is primarily attributable to a $844,000 increase in professional fees primarily due to an increase in legal fees, a $641,000 increase in salaries and employee benefits expense primarily due to an increase in salary expense, a $199,000 increase in advertising expense, a $198,000 increase in debit card expense and a $1.6 million increase in appraisal management fee expense due to an increase in appraisal volume, which were partially offset by a $486,000 decrease in miscellaneous non-interest expense primarily due to a $334,000 decrease in deferred compensation expense and a $298,000 decrease in occupancy expense primarily due to the $362,000 write-off of leasehold improvements due to the closure of the Bank’s former branch in Cary, North Carolina during the three months ended September 30, 2024.

The increase in legal fees for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024 is primarily due to the $553,000 in legal expenses associated with the NCDOT litigation referenced in Note 7, Commitments and Contingencies, to the consolidated financial statements in Part I Financial Information above.

Income Taxes.  Income tax expense was $1.1 million for the three months ended September 30, 2025, compared to $1.4 million for the three months ended September 30, 2024.  The effective tax rate was 22.95% for the three months ended September 30, 2025, compared to 25.76% for the three months ended September 30, 2024.  The decrease in the effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily due to the revaluation of the deferred tax asset during the three months ended September 30, 2024 due to upcoming reductions in the North Carolina corporate income tax rate.  Income tax expense was $3.9 million for the nine months ended September 30, 2025, compared to $3.5 million for the nine months ended September 30, 2024.  The effective tax rate was 22.77% for the nine months ended September 30, 2025, compared to 21.71% for the nine months ended September 30, 2024.  The increase in the effective tax rate is primarily due to a $322,000 interest receivable booked during the nine months ended September 30, 2024 on a deposit for taxes paid prior to a settlement with the North Carolina Department of Revenue to withdraw the disallowance of certain tax credits previously purchased by the Bank.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $376.9 million as of September 30, 2025, compared to $388.0 million as of December 31, 2024. Average investment securities available for sale for the nine months ended September 30, 2025 were $420.2 million, compared to $442.1 million for the year ended December 31, 2024.

Loans. Total loans were $1.18 billion as of September 30, 2025, compared to $1.14 billion at December 31, 2024. Average loans represented 70% and 69% of average earning assets for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.

The Bank had $1.4 million in mortgage loans held for sale as of September 30, 2025 and December 31, 2024.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2025, the Bank had $132.8 million in residential mortgage loans, $120.7 million in home equity loans and $721.6 million in commercial mortgage loans, which include $575.5 million secured by commercial property and $146.1 million secured by residential property. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization. The Bank also had construction and land development loans totaling $129.2 million at September 30, 2025.

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

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of September 30, 2025. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

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

The portion of the ACL balance attributable to qualitative factors was $5.3 million and $5.2 million at September 30, 2025 and December 31, 2024, respectively.  The risk factors are weighted as follows:  Local, State and National Economic Outlook – 30%, Concentrations of Credit – 5%, Interest Rate Risk – 5%, Trends in Terms of Volume, Mix and Size of Loans – 15%, Seasoning of the Loan Portfolio – 10%, Experience of Staff – 10%, and Levels and Trends of Delinquencies – 25%.   No changes to the risk status of any of the risk factors was made during the nine months ended September 30, 2025.

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

The allowance for credit losses on loans was $10.2 million or 0.86% of total loans at September 30, 2025, compared to $10.0 million or 0.88% of total loans at December 31, 2024.  The allowance for credit losses on loans increased $211,000 primarily due to a $45.0 million increase in total loans from December 31, 2024 to September 30, 2025.

The allowance for credit losses on unfunded commitments was $1.2 million at September 30, 2025, compared to $1.1 million at December 31, 2024.  The increase in the allowance for credit losses on unfunded commitments was due to a $7.8 million increase in unfunded loan commitments from December 31, 2024 to September 30, 2025.

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

Non-performing Assets. Non-performing assets were $5.1 million or 0.29% of total assets at September 30, 2025, compared to $4.8 million or 0.29% of total assets at December 31, 2024. Non-performing assets comprise $4.1 million in residential mortgage loans and $1.0 million in commercial mortgage loans at September 30, 2025, compared to $3.7 million in residential mortgage loans, $463,000 in commercial mortgage loans, $257,000 in other loans, and $369,000 in other real estate owned at December 31, 2024. The Bank had no repossessed assets as of September 30, 2025 and 2024.

Deposits. Deposits were $1.55 billion as of September 30, 2025, compared to $1.48 billion as of December 31, 2024. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of $250,000 or less, were $1.39 billion at September 30, 2025, compared to $1.34 billion at December 31, 2024. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of more than $250,000 totaled $160.7 million at September 30, 2025, compared to $145.9 million December 31, 2024.

Estimated uninsured deposits totaled $348.6 million, or 23.59% of total deposits, at September 30, 2025, compared to $396.5 million, or 26.71% of total deposits, at December 31, 2024. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at September 30, 2025.

Borrowed Funds. There were no borrowed funds outstanding at September 30, 2025 and December 31, 2024.

Junior Subordinated Debentures (related to Trust Preferred Securities).Junior subordinated debentures were $15.5 million at September 30, 2025 and December 31, 2024.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2025 totaled $1.64 billion, exceeding average rate sensitive liabilities of $1.12 billion by $521.4 million.

Included in the rate sensitive assets are $179.2 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate. At September 30, 2025, the Company had $123.0 million in loans with interest rate floors. Floors were in effect on two loans, totaling $6,000, at September 30, 2025.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2025, such unfunded commitments to extend credit were $356.6 million, while commitments in the form of standby letters of credit totaled $1.6 million. As of December 31, 2024, such unfunded commitments to extend credit were $348.9 million, while commitments in the form of standby letters of credit totaled $1.7 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2025, the Bank’s core deposits, a non-GAAP measure, totaled $1.39 billion, or 90% of total deposits. As of December 31, 2024, the Bank’s core deposits totaled $1.34 billion, or 90% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits and internet certificates of deposit. The Bank did not have any wholesale funding at September 30, 2025 and December 31, 2024.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at September 30, 2025 and December 31, 2024. At September 30, 2025, the carrying value of loans pledged as collateral to the FHLB totaled $232.7 million compared to $232.9 million at December 31, 2024. The remaining availability under the line of credit with the FHLB was $139.2 million at September 30, 2025 compared to $131.9 million at December 31, 2024. The Bank had no borrowings from the FRB at September 30, 2025 or December 31, 2024. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2025, the carrying value of loans pledged as collateral to the FRB totaled $668.2 million compared to $637.9 million at December 31, 2024. Availability under the line of credit with the FRB was $556.6 million at September 30, 2025 compared to $511.9 million at December 31, 2024.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2025.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 30.14% at September 30, 2025 and 28.16% at December 31, 2024. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2025 and December 31, 2024.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit. At September 30, 2025, the Bank has a $3.6 million contingent gain associated with the NCDOT litigation referenced in Note 7, Commitments and Contingencies, to the consolidated financial statements in Part I Financial Information above.

Capital Resources. Shareholders’ equity was $149.5 million, or 8.60% of total assets, at September 30, 2025, compared to $130.6 million, or 7.90% of total assets, at December 31, 2024. The increase in shareholders’ equity is primarily due to a decrease in the unrealized loss on investment securities available for sale due to rate changes between December 31, 2024 and September 30, 2025.

Annualized return on average equity for the nine months ended September 30, 2025 was 12.52%, compared to 13.59% for the nine months ended September 30, 2024. Total cash dividends paid on common stock were $4.2 million for the nine months ended September 30, 2025, compared to $4.0 million for the nine months ended September 30, 2024.

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

In March of 2025, the Board of Directors authorized a stock repurchase program, whereby up to $3.0 million may be allocated to repurchase the Company’s common stock. Any purchases under the Company’s stock repurchase program may be made periodically as permitted by securities laws and other legal requirements in the open market or in privately-negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended at any time or from time-to-time without prior notice. The Company had not repurchased any shares of its common stock under this stock repurchase program as of September 30, 2025.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater, as required by the Basel III capital standards referenced above. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at September 30, 2025 and December 31, 2024. The Company’s Tier 1 capital ratio was 14.83% and 14.47% at September 30, 2025 and December 31, 2024, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.70% and 15.34% at September 30, 2025 and December 31, 2024, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.68% and 13.29% at September 30, 2025 and December 31, 2024, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 11.07% and 10.88% at September 30, 2025 and December 31, 2024, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.70% and 14.35% at September 30, 2025 and December 31, 2024, respectively. The total risk-based capital ratio for the Bank was 15.58% and 15.22% at September 30, 2025 and December 31, 2024, respectively. The Bank’s common equity Tier 1 capital ratio was 14.70% and 14.35% at September 30, 2025 and December 31, 2024, respectively. The Bank’s Tier 1 leverage capital ratio was 10.88% and 10.71% at September 30, 2025 and December 31, 2024, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2025.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1 - 31, 2025	-	$-	-	$3,000,000

August 1 - 31, 2025	1,040	$29.77	-	$3,000,000

September 1 - 30, 2025	70	$31.75	-	$3,000,000

Total	1,110	$29.89	-

(1) The Company purchased 1,110 shares on the open market in the three months ended September 30, 2025 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended September 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended Septmber 30, 2025, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 4, 2025	/s/ William D. Cable, Sr.
Date	William D. Cable, Sr. President and Chief Executive Officer (Principal Executive Officer)

November 4, 2025	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

