Form 10-K
period 2025-12-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2026-03-11
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $133,583,528.57 based on the closing price of such common stock on June 30, 2025, which was $28.85 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,461,490 shares of common stock, outstanding at February 28, 2026.

Auditor firm ID 686

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Peoples Bancorp of North Carolina, Inc. (the “Company”) for the year ended December 31, 2025 (the “Annual Report”), which will be included as Appendix A to the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 7, 2026 (the “Proxy Statement”), are incorporated by reference into Part II and filed as Exhibit 13 to this Form 10-K.

Portions of the Company’s Proxy Statement to be filed pursuant to Regulation 14A, are incorporated by reference into Part III.  The Proxy Statement will be filed on or before April 30, 2026.

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

The Bank, founded in 1912, is a state-chartered commercial bank serving the citizens and business interests of the Catawba Valley and surrounding communities through 15 banking offices, located in Lincolnton, Newton, Denver, Catawba, Conover, Maiden, Claremont, Hiddenite, Hickory, Charlotte, Huntersville and Mooresville, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem, North Carolina. The Company’s fiscal year ends December 31. At December 31, 2025, the Company had total assets of $1.70 billion, net loans of $1.20 billion, deposits of $1.51 billion, total securities of $380.0 million, and shareholders’ equity of $157.1 million.

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

At December 31, 2025, the Company employed 268 full-time employees and eight part-time employees, which equated to 273 full-time equivalent employees.

Subsidiaries

The Bank is a subsidiary of the Company.  At December 31, 2025, the Bank had four subsidiaries, Peoples Investment Services, Inc., Real Estate Advisory Services, Inc., Community Bank Real Estate Solutions, LLC (“CBRES”) and PB Real Estate Holdings, LLC.  Through a relationship with Raymond James Financial Services, Inc., Peoples Investment Services, Inc. provides the Bank’s customers access to investment counseling and non-deposit investment products such as stocks, bonds, mutual funds, tax deferred annuities, and related brokerage services. Real Estate Advisory Services, Inc. provides real estate appraisal and real estate brokerage services.  CBRES serves as a “clearing-house” for appraisal services for community banks.  Other banks are able to contract with CBRES to find and engage appropriate appraisal companies.   As a separate legal entity, CBRES’s services and the appraisal process are conducted independent from the financing process of the Bank.  PB Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and assets obtained in the ordinary course of collecting debts previously contracted.  All of the Bank’s subsidiaries are incorporated in the state of North Carolina.

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

The Bank has operated in the Catawba Valley region of North Carolina for over 110 years and is the only financial institution headquartered in Newton, North Carolina.  Nevertheless, the Bank faces strong competition both in attracting deposits and making loans. Direct competition for deposits has historically come from other commercial banks, credit unions and brokerage firms located in its primary market area, including large financial institutions.  One national money center commercial bank is headquartered in Charlotte, North Carolina.  Based upon June 30, 2025 comparative data, the Bank had 23.54% of the deposits in Catawba County, placing it first in deposit size among a total of 11 banks with branch offices in Catawba County; 15.24% of the deposits in Lincoln County, placing it third in deposit size among a total of 10 banks with branch offices in Lincoln County; and 15.92% of the deposits in Alexander County, placing it third in deposit size among a total of four banks with branch offices in Alexander County.

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

The Bank’s legal lending limit is set by law and is monitored by the FDIC and the Commissioner. As of December 31, 2025, the Bank’s legal lending limit was $31.4 million (absent fully marketable collateral) or $52.3 million (when fully secured by readily marketable collateral), and the largest credit relationship was $24.4 million. The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Bank Board. The Executive Loan Committee of the Bank has loan authority of up to the legal lending limit of the Bank. As of December 31, 2025, the individual lending authority of the Chief Credit Officer/Executive Vice President was set at $8.0 million.

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

Human Capital Management

At December 31, 2025, the Company employed 268 full-time employees and eight part-time employees, which equated to 273 full-time equivalent employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

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

The Economic Growth Act, among other matters, expanded the definition of qualified mortgages which may be held by a financial institution and provided for an alternative capital rule which financial institutions and their holding companies with total consolidated assets of less than $10 billion may elect to utilize. The Economic Growth Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%. In addition, the Economic Growth Act included regulatory relief for community banks of certain sizes regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. We have not opted to utilize the Community Bank Leverage Ratio and have instead continued to use the Basel III standards (see discussion on Basel III standards under the heading “Capital Adequacy” below).

Capital Adequacy. At December 31, 2025, the Bank exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 11.13%, common equity Tier 1 risk-based capital ratio of 14.83%, Tier 1 risk-based capital ratio of 14.83% and total risk-based capital ratio of 15.70%. At December 31, 2025, the Company also exceeded each of its minimum capital requirements with a Tier 1 leverage capital ratio of 11.33%, common equity Tier 1 risk-based capital ratio of 13.83%, Tier 1 risk-based capital ratio of 14.96% and total risk-based capital ratio of 15.82%.

On July 2, 2013, the Federal Reserve approved a final rule that established an integrated regulatory capital framework that addressed shortcomings in certain capital requirements. The rule, which became effective on January 1, 2015, implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The final rule:

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

The final rule further required that certain items be deducted from common equity Tier 1 capital, including (1) goodwill and other intangible assets, other than mortgage servicing rights, net of deferred tax liabilities (“DTLs”); (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs; (3) after-tax gain-on-sale associated with a securitization exposure; and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs. In addition, banking organizations must deduct from common equity Tier 1 capital the amount of certain assets, including mortgage servicing assets, that exceed certain thresholds. The final rule also allows all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available for sale debt securities in regulatory capital, as under prior capital rules.

The final rule provided that the failure to maintain the minimum conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s conservation buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers. If the conservation buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions), or eligible retained income. If the conservation buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of eligible retained income, and if the conservation buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of eligible retained income. The preceding thresholds for the conservation buffer and related restrictions represent the fully phased in rules, effective January 1, 2019.

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

We recognized approximately $776,000 and $764,000 in FDIC insurance expense in 2025 and 2024, respectively.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2025, the Bank was in compliance with this requirement.

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

In October 2023, the Federal Reserve, FDIC, and OCC issued a final rule to amend their regulations implementing the CRA. In July 2025, the federal banking agencies issued a joint Notice of Proposed Rulemaking, which, if finalized, would rescind the 2023 final rule and reinstate the CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.

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

Loans to One Borrower. The Bank is subject to the loans-to-one-borrower limits established by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral may exceed 15% of the Bank’s total equity capital. At December 31, 2025, this limit was $31.4 million. This limit is increased by an additional 10% of the Bank’s total equity capital, or $52.3 million as of December 31, 2025, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Current Expected Credit Loss Accounting Standard. The Company accounts for credit losses in accordance with the Current Expected Credit Loss model (or "CECL") as prescribed by the Financial Accounting Standards Board ("FASB"). CECL requires companies to recognize credit losses expected over the life of certain financial assets. The Company adopted CECL as of January 1, 2023. Since the adoption of CECL, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of the Bank’s financial assets, including loan receivables and some off-balance sheet credit exposures. Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

In July 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the role of the Board in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. See Item 1A, “Risk Factors,” and Item 1C, "Cybersecurity," for additional disclosures related to cybersecurity.

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

The Bank Secrecy Act (BSA).The BSA requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. The Bank has established an anti-money laundering program to comply with the BSA requirements.

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

The Bank’s two largest deposit relationships, amounted to $122.7 million at December 31, 2025.  These balances represent 8.13% of total deposits at December 31, 2025.  Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations.  We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources.  Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may not be able to retain or grow our deposit base, which could adversely impact our funding costs.

Like many financial institutions, the Bank relies on customer deposits as its primary source of funding for its lending activities, and the Bank continues to seek customer deposits to maintain this funding base. The Bank’s future growth will largely depend on its ability to retain and grow its deposit base. As of December 31, 2025, the Bank had $1.51 billion in deposits. The Bank’s deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of its control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of its financial health and general reputation, and a loss of confidence by customers in the Bank or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, the liquidity coverage ratio, etc.), changes in the financial condition of the Bank, or the banking industry in general, and other events which can impact the perceived safety and soundness or economic benefits of bank deposits. Any loss by the Bank of its deposit base could limit its lending ability resulting in lower loan originations, which could have a material adverse effect on the Bank’s business, financial condition and results of operations.

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

The adoption and use of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, or counterparties, or other third parties.

We are in the process of implementing artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”), for internal use. We expect to adopt such tools as appropriate to increase efficiency, in line with our AI Strategy.  In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant and evolving risks involved in utilizing AI, and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such AI tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers, and compliance with applicable laws and regulations. Such risk can result from models being incorrectly or inadequately designed or trained, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Further, generative AI has been known to, and may continue to, create biased, incomplete, inaccurate, misleading or poor-quality output or produce other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable. AI solutions may also be adversely impacted by unforeseen defects, technical challenges, cyber-attacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. We have implemented an AI governance function and risk management framework that includes a risk assessment of internal and vendor AI solutions, due diligence, model validation, and controls. However, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines, and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Further, our competitors or other third parties may incorporate AI into their business or operations more quickly or more successfully than us, which could impair our ability to compete effectively.

In addition, regulation of AI is rapidly evolving as legislatures and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity, and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all the legal, operational or technological risks that may arise relating to the use of AI. We expect our use of AI will require additional resources, including the incurrence of additional costs, to develop and maintain our products and services to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing.

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

At December 31, 2025, unrealized losses in our available for sale investment securities portfolio totaled $35.3 million.  These unrealized losses arose due to changing interest rates and are considered to be temporary; however, in the event that we sell these securities while they are in an unrealized loss position, we will recognize a corresponding loss, which could have a material adverse effect on our earnings and financial condition.

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

We face increasing competition from fintechs and other technology-driven platforms

Fintechs and other technology-driven platforms are expanding their presence, offering a wide variety of products and services that challenge traditional banking models. The growing experimentation with and adoption of technologies such as artificial intelligence, quantum computing, blockchain, stablecoins, and other digital currencies-including the potential issuance, acceptance, and integration of central bank digital currencies-have the potential to fundamentally reshape the financial services landscape. Developments in the regulatory landscape relating to emerging technologies, such as the enactment and implementation of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) and potential enactment of the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) or similar market structure legislation, may affect our clients’ needs and expectations for products and services. Failure to keep pace with technological advancements may adversely affect our competitive position, diminish customer satisfaction, and reduce the accessibility and relevance of our products and services.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a client, we may assume that the client’s financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading, any of which could be caused by errors, omissions, or fraudulent behavior by our employees, clients, counterparties, or other third parties.

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

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our cybersecurity program is designed around the U.S. Department of Commerce National Institute of Standards and Technology (“NIST”) Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence to facilitate and promote program effectiveness. Our Director of Technology,  Information Security Officer, Chief Operations Officer and key members of their teams collaborate with peer banks and industry groups to review cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

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

ITEM 2. PROPERTIES

At December 31, 2025, the Company and the Bank conducted their business from their headquarters office in Newton, North Carolina and the Bank’s 15 branch offices in Lincolnton, Hickory, Newton, Catawba, Conover, Claremont, Maiden, Denver, Triangle, Hiddenite, Charlotte, Huntersville and Mooresville, North Carolina. The Bank also operates loan production offices in Charlotte, Denver, Salisbury and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank’s properties at December 31, 2025.

Owned	Leased

Corporate Office 518 West C Street Newton, North Carolina 28658	1333 2nd Street NE Hickory, North Carolina 28601

420 West A Street Newton, North Carolina 28658	6350 South Boulevard Charlotte, North Carolina 28217

213 1st Street, West Conover, North Carolina 28613	3752/3754 Highway 16 North Denver, North Carolina 28037

3261 East Main Street Claremont, North Carolina 28610	9617 Holly Point Drive Huntersville, NC 28078

6125 Highway 16 South Denver, North Carolina 28037	13840 Ballantyne Corporate Place Suite 150 Charlotte, North Carolina 28277

5153 N.C. Highway 90E Hiddenite, North Carolina 28636	118 East Council Street Suite 1 Salisbury, NC 28144

200 Island Ford Road Maiden, North Carolina 28650	380 Knollwood Street Suite D Winston-Salem, NC 27103

3310 Springs Road NE Hickory, North Carolina 28601	615 East 6th Street Suite 118 Charlotte, NC 28202

142 South Highway 16 Denver, North Carolina 28037

106 North Main Street Catawba, North Carolina 28609

2050 Catawba Valley Boulevard Hickory, North Carolina 28601

163 Plantation Ridge Drive Mooresville, North Carolina 28117

1910 East Main Street Lincolnton, North Carolina 28092

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any material legal proceedings other than routine proceedings occurring in the ordinary course of business.

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

As of February 28, 2026, the Company had 642 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative shareholder return on its common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by S&P Global Market Intelligence, using data as of December 31, 2025.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

Performance Report for

Peoples Bancorp of North Carolina, Inc.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Peoples Bancorp of North Carolina, Inc.	100.00	122.91	149.71	147.68	153.96	184.35
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks - Southeast Region Index	100.00	142.83	116.18	119.85	155.47	187.40

Source: S&P Global Market Intelligence
© 2026

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1 - 31, 2025	-	$-	-	$3,000,000

November 1 - 30, 2025	995	$29.78	-	$3,000,000

December 1 - 31, 2025	70	$33.59	-	$3,000,000

Total	1,065	$30.03	-

(1)

The Company purchased 1,065 shares on the open market in the three months ended December 31, 2025 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2)	Reflects shares purchased under the Company's publicly announced stock repurchase program.

(3)	Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which was authorized in March 2025 and expired February 28, 2026.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Forvis Mazars, LLP, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2025, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2025, as stated in their reports, which are included in Item 8 hereof.

ITEM 9B. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended December 31, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or

terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

The following table presents the number of shares of Company common stock to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average price of the outstanding options, warrants and rights; and the number of options, warrants and rights remaining that may be issued under the Company’s 2020 Omnibus Stock Ownership and Long Term Incentive Plans (the “Omnibus Plan”), in each case as of December 31, 2025.

	As of December 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,665	$0.00	264,640
Equity compensation plans not approved by security holders	-	-	-
Total	20,665	$0.00	264,640

(1)

Includes: 5,385 restricted stock units granted on January 20, 2022, all of which vested on January 20, 2026; 4,760 restricted stock units granted on January 19, 2023, all of which vest on January 19, 2027; 5,940 restricted stock units granted on January 22, 2024, all of which vest on January 22, 2028; and 4,580 restricted stock units granted on February 3, 2025, all of which vest on February 3, 2029.

(2)	The restricted stock units granted by the Company under the Omnibus Plan do not have an exercise price.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)	Reports of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets as of December 31, 2025 and 2024

(c)	Consolidated Statements of Earnings for the Years Ended December 31, 2025 and 2024

(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025 and 2024

(e)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025 and 2024

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

(g)	Notes to Consolidated Financial Statements

15(a)2.	Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)3.	Exhibits

Exhibit (3)(i)(a)	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit (3)(i) to the Form 8-A filed with the Securities and Exchange Commission on September 2, 1999

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

Exhibit (10)(ii)	Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit 10(h) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002 (*)

Exhibit (10)(iii)

Rabbi Trust for the Peoples Bank Directors’ and Officers’ Deferral Plan, incorporated by reference to Exhibit 10(i) to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2002 (*)

Exhibit (10)(iv)

Description of Service Recognition Program maintained by Peoples Bank, incorporated by reference to Exhibit 10(i) to the Form 10-K filed with the Securities and Exchange Commission on March 27, 2003 (*)

Exhibit (10)(v)

Capital Securities Purchase Agreement dated as of June 26, 2006, by and among the Registrant, PEBK Capital Trust II and Bear, Stearns Securities Corp., incorporated by reference to Exhibit 10(j) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(vi)

Amended and Restated Trust Agreement of PEBK Capital Trust II, dated as of June 28, 2006, incorporated by reference to Exhibit 10(k) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(vii)	Guarantee Agreement of the Registrant dated as of June 28, 2006, incorporated by reference to Exhibit 10(l) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(viii)

Indenture, dated as of June 28, 2006, by and between the Registrant and LaSalle Bank National Association, as Trustee, relating to Junior Subordinated Debt Securities Due September 15, 2036, incorporated by reference to Exhibit 10(m) to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006

Exhibit (10)(ix)

Form of Amended and Restated Director Supplemental Retirement Agreement between Peoples Bank and Directors Robert C. Abernethy, James S. Abernethy, Douglas S. Howard, John W. Lineberger, Jr., Gary E. Matthews, Dr. Billy L. Price, Jr., Larry E Robinson, W. Gregory Terry, Dan Ray Timmerman, Sr., and Benjamin I. Zachary, incorporated by reference to Exhibit (10)(n) to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2008 (*)

Exhibit (10)(x)

First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and Lance A. Sellers dated February 16, 2018, incorporated by reference to Exhibit (10)(xx) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018 (*)

Exhibit (10)(xi)

First Amendment to Amended and Restated Executive Salary Continuation Agreement between Peoples Bank and William D. Cable, Sr. dated February 16, 2018, incorporated by reference to Exhibit (10)(xxii) to the Form 10-Q filed with the Securities and Exchange Commission on March 18, 2018 (*)

Exhibit (10)(xii)	2020 Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(xxi) to the Form 10-K filed with the Securities and Exchange Commission on March 19, 2022 (*)

Exhibit (10)(xiii)

Employment Agreement dated August 19, 2021 by and among the Registrant, Peoples Bank and Jeffrey N. Hooper, incorporated by reference to Exhibit (10)(a) to the Form 8-K filed with the Securities and Exchange Commission on August 20, 2021 (*)

Exhibit (10)(xiv)

Amended and Restated Employment Agreement by and among Peoples Bancorp of North Carolina, Inc., Peoples Bank and William D. Cable, Sr., dated as of September 19, 2024 incorporated by reference to Exhibit 10(1) to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024 (*)

Exhibit (10)(xv)

Second Amendment To Amended and Restated Executive Salary Continuation Agreement by and between Peoples Bank and William D. Cable, Sr., dated as of September 19, 2024 incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024 (*)

Exhibit (10)(xvi)

First Amendment To Executive Salary Continuation Agreement by and between Peoples Bank and Jeffrey N. Hooper, dated as of September 19, 2024 incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2024 (*)

Exhibit (10)(xvii)

First Amendment to Employment Agreement with each of the Company’s then named executive officers: Lance A. Sellers, President and Chief Executive Officer; Jeffrey N. Hooper, Executive Vice President and Chief Financial Officer; and William D. Cable, Sr., Executive Vice President and Chief Operating Officer, incorporated by reference to Exhibit (10)(i) to the Form 10-Q filed with the Securities and Exchange Commission on November 7, 2024

Exhibit (10)(xviii)

Executive Salary Continuation Agreement between Peoples Bank and Jeffrey N. Hooper dated July 1, 2020, incorporated by reference to Exhibit (10)(xxi) to the Form 10-K filed with the Securities and Exchange Commission on March 12, 2025 (*)

Exhibit (10)(xiv)	Form of Amended and Restated Director Supplemental Retirement Agreement by and between Peoples Bank and members of the board of directors of Peoples Bank, dated December 5, 2025. (*)

Exhibit (13)	2025 Annual Report of Peoples Bancorp of North Carolina, Inc.

Exhibit (19)(i)	Amended and Restated Insider Trading and Section 16 Reporting Policy, incorporated by reference to Exhibit (19)(i) to the Form 10-K filed with the Securities and Exchange Commission on March 12, 2025

Exhibit (19)(ii)	Amended and Restated Securities Law Compliance Policy, incorporated by reference to Exhibit (19)(ii) to the Form 10-K filed with the Securities and Exchange Commission on March 12, 2025

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Forvis Mazars, LLP

Exhibit (31)(i)	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31)(ii)	Certification of principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (97)	Excess Incentive-Based Compensation Recovery Policy, , incorporated by reference to Exhibit (97) to the Form 10-K filed with the Securities and Exchange Commission on March 7, 2024

Exhibit (101)

The following materials from the Company’s 10-K Report for the annual period ended December 31, 2025, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: March 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William D. Cable, Sr.	President and Chief Executive Officer	March 11, 2026
William D. Cable, Sr.	(Principal Executive Officer)

/s/ Jeffrey N. Hooper	Executive Vice President and Chief	March 11, 2026
Jeffrey N. Hooper	Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ Robert C. Abernethy, Sr.	Chairman of the Board and Director	March 11, 2026
Robert C. Abernethy. Sr.

/s/ James S. Abernethy	Vice Chairman of the Board and	March 11, 2026
James S. Abernethy	Director

/s/ Douglas S. Howard	Director	March 11, 2026
Douglas S. Howard

/s/ John W. Lineberger, Jr.	Director	March 11, 2026
John W. Lineberger, Jr.

/s/ Gary E. Matthews	Director	March 11, 2026
Gary E. Matthews

/s/ Billy L. Price, Jr., M.D.	Director	March 11, 2026
Billy L. Price, Jr., M.D.

/s/ William Gregory Terry	Director	March 11, 2026
William Gregory Terry

/s/ Benjamin I. Zachary	Director	March 11, 2026
Benjamin I. Zachary

/s/ Ashton V. Abernethy	Director	March 11, 2026
Ashton V. Abernethy

/s/ Robert C. Abernethy, Jr.	Director	March 11, 2026
Robert C. Abernethy, Jr.

/s/ Dan Ray Timmerman, Jr.	Director	March 11, 2026
Dan Ray Timmerman, Jr.

