Form 10-Q
period 2026-03-31
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2026-05-07
CIK 1093672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,461,490 shares of common stock, outstanding at April 30, 2026.

INDEX

PART I. FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Quarterly Report on Form 10-Q was prepared.  These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ include, but are not limited to, (1) competition in the markets served by the registrant and its subsidiaries, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in other filings with the Securities and Exchange Commission, including but not limited to, those described in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

(Dollars in thousands)
	March 31,	December 31,
Assets	2026	2025
	(Unaudited)	(Audited)

Cash and due from banks	$31,870	27,721
Interest-bearing deposits	29,386	30,384
Cash and cash equivalents	61,256	58,105

Investment securities available for sale	370,139	377,363
Other investments	2,604	2,595
Total securities	372,743	379,958

Mortgage loans held for sale	1,662	1,136

Loans	1,243,250	1,204,388
Less allowance for credit losses	(10,458)	(10,126)
Net loans	1,232,792	1,194,262

Premises and equipment, net	14,133	14,162
Cash surrender value of life insurance	17,967	17,837
Right of use lease asset	3,302	3,477
Accrued interest receivable and other assets	30,623	33,211
Total assets	$1,734,478	1,702,148

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$407,979	394,563
Interest-bearing demand, MMDA & savings	806,589	760,883
Time, $250,000 and over	143,219	160,389
Other time	182,770	193,390
Total deposits	1,540,557	1,509,225

Junior subordinated debentures	15,464	15,464
Lease liability	3,441	3,615
Accrued interest payable and other liabilities	16,899	16,726
Total liabilities	1,576,361	1,545,030

Commitments and Contingencies

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,461,490 shares at March 31, 2026 and 5,459,441 shares at December 31, 2025	48,782	48,708
Common stock held by deferred compensation trust, at cost; 151,721shares at March 31, 2026 and 150,288 shares at December 31, 2025	(1,564)	(1,510)
Deferred compensation	1,564	1,510
Retained earnings	137,968	135,645
Accumulated other comprehensive loss	(28,633)	(27,235)
Total shareholders' equity	158,117	157,118

Total liabilities and shareholders' equity	$1,734,478	1,702,148

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except per share amounts)

	2026	2025
	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$17,473	16,016
Interest on due from banks	241	350
Interest on investment securities:
U.S. Government sponsored enterprises	1,921	2,261
State and political subdivisions	694	694
Other	547	649
Total interest income	20,876	19,970

Interest expense:
Interest-bearing demand, MMDA & savings deposits	2,887	2,652
Time deposits	2,669	3,133
Junior subordinated debentures	217	241
Total interest expense	5,773	6,026

Net interest income	15,103	13,944

Provision for credit losses	560	268

Net interest income after provision for credit losses	14,543	13,676

Non-interest income:
Service charges	1,401	1,412
Other service charges and fees	178	186
Loss on sale of securities, net	-	(4)
Mortgage banking income	135	27
Insurance and brokerage commissions	269	237
Appraisal management fee income	2,620	3,042
Miscellaneous	1,867	1,629
Total non-interest income	6,470	6,529

Non-interest expense:
Salaries and employee benefits	7,246	6,788
Occupancy	2,307	2,028
Professional fees	680	507
Advertising	259	253
Debit card expense	426	236
FDIC insurance	194	189
Appraisal management fee expense	2,095	2,419
Other	2,158	2,153
Total non-interest expense	15,365	14,573

Earnings before income taxes	5,648	5,632

Income tax expense	1,250	1,287

Net earnings	$4,398	4,345

Basic net earnings per share	$0.83	0.82
Diluted net earnings per share	$0.80	0.79
Cash dividends declared per share	$0.38	0.36

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands)

	2026	2025
	(Unaudited)	(Unaudited)

Net earnings	$4,398	4,345

Other comprehensive income :
Unrealized holding gains (losses) on securities available for sale	(1,716)	7,270
Reclassification adjustment for losses on securities available for sale included in net earnings	-	4
Total other comprehensive income (loss), before income taxes	(1,716)	7,274

Income tax benefit related to other comprehensive income :

Unrealized holding gains (losses) on securities available for sale	388	(1,656)
Reclassification adjustment for losses on sales of securities available for sale included in net earnings	-	(1)

Reduction in state tax adjustment	(70)	(99)

Total income tax expense related to other comprehensive income (loss)	318	(1,756)
Total other comprehensive income, net of tax	(1,398)	5,518

Total comprehensive income	$3,000	9,863

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2025	5,459,441	$48,708	135,645	1,510	(1,510)	(27,235)	157,118

Restricted stock units exercised	2,049	74	-	-	-	-	74
Cash dividends declared on common stock ($0.38 per share)	-	-	(2,075)	-	-	-	(2,075)
Equity incentive plan, net	-	-	-	54	(54)	-	-
Net earnings	-	-	4,398	-	-	-	4,398
Other comprehensive loss	-	-	-	-	-	(1,398)	(1,398)
Balance, March 31, 2026	5,461,490	$48,782	137,968	1,564	(1,564)	(28,633)	158,117

Balance, December 31, 2024	5,457,646	$48,658	121,062	1,757	(1,757)	(39,157)	130,563

Restricted stock units exercised	1,795	50	-	-	-	-	50
Cash dividends declared on common stock ($0.36 per share)	-	-	(1,968)	-	-	-	(1,968)
Equity incentive plan, net	-	-	-	85	(85)	-	-
Net earnings	-	-	4,345	-	-	-	4,345
Other comprehensive income	-	-	-	-	-	5,518	5,518
Balance, March 31, 2025	5,459,441	$48,708	123,439	1,842	(1,842)	(33,639)	138,508

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands)

	2026	2025
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$4,398	4,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	653	678
Provision for credit losses	560	268
Deferred income taxes	71	786
Gain on sale of held for mortgage loans	(110)	(32)
Loss on sale of investment securities net	-	4
Write-down of premises and equipment	-	31
Gain on sale of other real estate	-	(17)
Restricted stock expense	(59)	(27)
Proceeds from sales of mortgage loans held for sale	6,242	1,564
Origination of mortgage loans held for sale	(6,658)	(709)
Cash surrender value of life insurance	(130)	(121)
Change in:
Right of use lease asset	175	182
Other assets	174	(1,295)
Lease liability	(174)	(178)
Other liabilities	(114)	445

Net cash provided by operating activities	5,028	5,924

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	-	12,733
Proceeds from sales of investment securities available for sale	-	3,000
Proceeds from paydowns of investment securities available for sale	5,321	4,959
Proceeds from paydowns of other investment securities	35	123
Proceeds from DOT settlement receivable	3,009	-
Purchase of FHLB stock	(35)	(11)
Net change in loans	(39,090)	(13,892)
Purchases of premises and equipment	(448)	(763)
Proceeds from sale of other real estate and repossessions	-	261

Net cash provided (used) by investing activities	(31,208)	6,410

Cash flows from financing activities:
Net change in deposits	31,332	32,838
Restricted stock units exercised	74	50
Cash dividends paid on common stock	(2,075)	(1,968)

Net cash provided by financing activities	29,331	30,920

Net change in cash and cash equivalents	3,151	43,254

Cash and cash equivalents at beginning of period	58,105	59,266

Cash and cash equivalents at end of period	$61,256	102,520

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands)

	2026	2025
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,865	6,025
Income taxes	$-	352

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$(1,398)	5,518

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

The Consolidated Financial Statements in this report (other than the Consolidated Balance Sheet at December 31, 2025) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”).  Actual results could differ from those estimates.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report to Shareholders, attached as Appendix A to the Proxy Statement for the 2026 Annual Meeting of Shareholders.  There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASU’s”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of March 31, 2026, which may impact the Company’s financial statements.

ASU	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	The ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs).	Annual reporting periods after December 15, 2026.

The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.  The adoption of this guidance is expected to have an immaterial impact on disclosures.

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

The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.  The adoption of this guidance is expected to have an immaterial impact on disclosures.

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

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

	For the three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025

Beginning balance	$(27,235)	$(39,157)
Other comprehensive gain (loss) before reclassifications, net	(1,328)	5,614
Amounts reclassified from accumulated other comprehensive loss, net	-	3
Reduction in state tax rate adjustment, net	(70)	(99)
Net current period other comprehensive gain (loss)	(1,398)	5,518
Ending balance	$(28,633)	$(33,639)

(3) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The average market price during the applicable period is used to compute equivalent shares.

Shares held in the deferred compensation plan by the deferred compensation trust are excluded for purposes of calculating the weighted average number of shares outstanding and basic earnings per share in accordance with ASC 260-10-45-40 and ASC 260-10-45-45 through ASC 260-26010-45-46. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months ended March 31, 2026 and 2025 is as follows:

For the three months ended March 31, 2026
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,398	5,310,478	$0.83
Effect of dilutive securities:
Restricted stock units - unvested		8,770
Shares held in deferred comp plan by deferred compensation trust		151,005
Diluted earnings per share	$4,398	5,470,253	$0.80

For the three months ended March 31, 2025
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$4,345	5,299,155	$0.82
Effect of dilutive securities:
Restricted stock units - unvested		10,354
Shares held in deferred comp plan by deferred compensation trust		160,130
Diluted earnings per share	$4,345	5,469,639	$0.79

(4) Investment Securities

Investment securities available for sale at March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)
	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,989	-	383	7,606
U.S. Government sponsored enterprises	5,134	-	332	4,802
GSE - Mortgage-backed securities	223,911	122	16,279	207,754
Private label mortgage-backed securities	40,791	54	716	40,129
State and political subdivisions	129,298	-	19,450	109,848
Total	$407,123	176	37,160	370,139

(Dollars in thousands)
	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,987	-	378	7,609
U.S. Government sponsored enterprises	5,545	-	343	5,202
GSE - Mortgage-backed securities	227,161	202	15,447	211,916
Private label mortgage-backed securities	42,575	153	666	42,062
State and political subdivisions	129,363	-	18,789	110,574
Total	$412,631	355	35,623	377,363

The current fair value and associated unrealized losses on investments in securities with unrealized losses at March 31, 2026 and December 31, 2025 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,606	383	7,606	383
U.S. government sponsored enterprises	-	-	4,802	332	4,802	332
GSE -Mortgage-backed securities	18,251	334	183,499	15,945	201,750	16,279
Private label mortgage-backed securities	17,399	73	15,489	643	32,888	716
State and political subdivisions	1,773	241	108,075	19,209	109,848	19,450
Total	$37,423	648	319,471	36,512	356,894	37,160

(Dollars in thousands)
	December 31, 2025
	December 31, 2025		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,609	378	7,609	378
U.S. government sponsored enterprises	-	-	5,202	343	5,202	343
GSE -Mortgage-backed securities	12,247	183	188,092	15,264	200,339	15,447
Private label mortgage-backed securities	14,156	28	15,858	638	30,014	666
State and political subdivisions	-	-	110,573	18,789	110,573	18,789
Total	$26,403	211	327,334	35,412	353,737	35,623

At March 31, 2026, unrealized losses in the investment securities portfolio relating to debt securities totaled $37.2 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the March 31, 2026 table above, both of the U.S. Treasury securities, all 110 of the securities issued by state and political subdivisions, all six of the securities issued by U.S. Government sponsored enterprises (“GSE”), 111 of the 116 GSE mortgage-backed securities, and 13 of the 17 private label mortgage-backed securities contained unrealized losses.  The Company did not have any reserves on securities at March 31, 2026, as no credit related losses were identified in the Company’s March 31, 2026 analysis.  At December 31, 2025, unrealized losses in the investment securities portfolio relating to debt securities totaled $35.6 million.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the December 31, 2025 tables above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions, all six of the securities issued by GSEs, 110 of the 116 GSE mortgage-backed securities, and 11 of the 17 private label mortgage-backed securities contained unrealized losses.  The Company did not have any reserves on securities at December 31, 2025, as no credit related losses were identified in the Company’s December 31, 2025 analysis.

The amortized cost and estimated fair value of investment securities available for sale, other than GSE mortgage-backed securities, at March 31, 2026, are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2026
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$4,889	4,910
Due from one to five years	35,640	33,466
Due from five to ten years	73,773	62,461
Due after ten years	68,910	61,548
Mortgage-backed securities	223,911	207,754
Total	$407,123	370,139

No securities available for sale were sold during the three months ended March 31, 2026.  During the three months ended March 31, 2025, proceeds from sales of securities available for sale were $12.7 million and resulted in gross losses of $47,000 and gross gains of $43,000.

Securities with a fair value of approximately $22.5 million and $40.7 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5) Loans

Major classifications of loans at March 31, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)
	March 31, 2026	December 31, 2025
Real estate loans:
Construction and land development	$127,448	124,089
Single-family residential	416,208	403,992
Commercial	538,546	525,099
Multifamily and farmland	73,361	73,361
Total real estate loans	1,155,563	1,126,541

Loans not secured by real estate:
Commercial	64,183	63,035
Farm	273	318
Consumer	15,160	6,260
All other	8,071	8,234

Total loans	1,243,250	1,204,388

Less allowance for credit losses	(10,458)	(10,126)

Total net loans	$1,232,792	1,194,262

The above table includes deferred costs, net of deferred fees, totaling $405,000 and $569,000 at March 31, 2026 and March 31, 2025, respectively.

The Bank makes loans and extensions of credit primarily within the Catawba Valley region of North Carolina, which encompasses Catawba, Alexander, Iredell and Lincoln counties and also in Mecklenburg, Rowan and Forsyth counties of North Carolina.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is dependent upon the real estate market.  Risk characteristics of the major components of the Bank’s loan portfolio are discussed below:

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

The following tables present an age analysis of past due loans, by loan type, as of March 31, 2026 and December 31, 2025:

March 31, 2026
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$213	54	267	127,181	127,448	-
Single-family residential	4,313	3,552	7,865	408,343	416,208	-
Commercial	-	1,112	1,112	537,434	538,546	-
Multifamily and farmland	-	-	-	73,361	73,361	-
Total real estate loans	4,526	4,718	9,244	1,146,319	1,155,563	-

Loans not secured by real estate:
Commercial	7	123	130	64,053	64,183	-
Farm	-	-	-	273	273	-
Consumer	81	5	86	15,074	15,160	-
All other	-	-	-	8,071	8,071	-
Total loans	$4,614	4,846	9,460	1,233,790	1,243,250	-

December 31, 2025
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$202	58	260	123,829	124,089	-
Single-family residential	4,635	3,642	8,277	395,715	403,992	-
Commercial	299	476	775	524,324	525,099	-
Multifamily and farmland	-	-	-	73,361	73,361	-
Total real estate loans	5,136	4,176	9,312	1,117,229	1,126,541	-

Loans not secured by real estate:
Commercial	-	-	-	63,035	63,035	-
Farm	-	-	-	318	318	-
Consumer	26	-	26	6,234	6,260	-
All other	-	-	-	8,234	8,234	-
Total loans	$5,162	4,176	9,338	1,195,050	1,204,388	-

The following table presents non-accrual loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	54	54
Single-family residential	-	3,552	3,552
Commercial	393	719	1,112
Multifamily and farmland	-	-	-
Total real estate loans	393	4,325	4,718

Loans not secured by real estate:
Commercial	-	123	123
Consumer	-	5	5
Total	$393	4,453	4,846

	December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	58	58
Single-family residential	-	3,642	3,642
Commercial	-	476	476
Multifamily and farmland	-	-	-
Total real estate loans	-	4,176	4,176

Loans not secured by real estate:
Commercial	-	-	-
Consumer	-	-	-
Total	$-	4,176	4,176

No interest income was recognized on non-accrual loans for the three months ended March 31, 2026 and 2025.

A loan may be individually evaluated for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other assets.  Non-accrual loans with an outstanding balance of $250,000 or greater are individually evaluated and totaled $814,000 and $430,000 at March 31, 2026 and December 31, 2025, respectively.  Non-accrual loans evaluated collectively as a pool totaled $4.0 million and $3.7 million at March 31, 2026 and December 31, 2025, respectively.  Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by estimated liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectible.

The following table details the amortized cost of collateral dependent loans and any related allowance at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
		Allowance for		Allowance for
(Dollars in thousands)	Amortized Cost	Credit Losses	Amortized Cost	Credit Losses
Real estate loans:
Construction and land development	$54	1	58	1
Single-family residential	3,552	30	3,642	31
Commercial	1,112	47	476	55
Multifamily and farmland	-	-	-	-
Total real estate loans	4,718	78	4,176	87

Loans not secured by real estate:
Commercial	124	1	-	-
Consumer	-	-	-	-
Total	$4,842	79	4,176	87

The following tables provide a breakdown of collateral dependent loans by collateral type and collateral coverage at March 31, 2026 and December 31, 2025.  These tables also show non-accrual loans not considered to be collateral dependent at March 31, 2026 and December 31, 2025.

	March 31, 2026
(Dollars in thousands)	Residential Property	Developed Land	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Real estate loans:
Construction and land development	$54	-	-	-	-	54
Single-family residential	3,552	-	-	-	-	3,552
Commercial	-	-	1,112	-	-	1,112
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,606	-	1,112	-	-	4,718

Loans not secured by real estate:
Commercial	-	-	-	124	-	124
Consumer	-	-	-	-	4	4
Total	$3,606	-	1,112	124	4	4,846
Collateral Value	$12,837	-	1,162	148

	December 31, 2025
(Dollars in thousands)	Residential Property	Developed Land	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Real estate loans:
Construction and land development	$58	-	-	-	-	58
Single-family residential	3,642	-	-	-	-	3,642
Commercial	-	-	476	-	-	476
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,700	-	476	-	-	4,176

Loans not secured by real estate:
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$3,700	-	476	-	-	4,176
Collateral Value	$13,276	-	487	-

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

No loans to borrowers experiencing financial difficulty were modified during the three months ended March 31, 2026 and 2025.

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

The following tables present changes in the allowance for credit losses for the three months ended March 31, 2026 and 2025.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended March 31, 2026
Allowance for credit losses:
Beginning balance	$3,302	3,497	2,475	234	453	1	164	10,126
Charge-offs	-	-	-	-	(2)	-	(161)	(163)
Recoveries	-	1	-	-	45	-	49	95
Provision (recovery) for loan losses (1)	70	88	42	1	(34)	-	233	400
Ending balance	$3,372	3,586	2,517	235	462	1	285	10,458
Allowance for credit loss-loans	$3,372	3,586	2,517	235	462	1	285	10,458
Allowance for credit losses on unfunded loan commitments	1,496	5	10	-	47	-	5	1,563
Total allowance for credit losses	$4,868	3,591	2,527	235	509	1	290	12,021

(1) Excludes provision for credit losses related to unfunded commitments. Note 7,"Commitments and Contingencies" in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended March 31, 2025
Allowance for credit losses:
Beginning balance	$3,385	3,386	2,322	246	446	1	209	9,995
Charge-offs	-	(5)	-	-	-	-	(107)	(112)
Recoveries	-	5	-	-	5	-	71	81
Provision (recovery) for loan losses (1)	78	(24)	15	(4)	(12)	-	30	83
Ending balance	$3,463	3,362	2,337	242	439	1	203	10,047
Allowance for credit loss-loans	$3,463	3,362	2,337	242	439	1	203	10,047
Allowance for credit losses on unfunded loan commitments	1,274	3	7	1	-	-	1	1,286
Total allowance for credit losses	$4,737	3,365	2,344	243	439	1	204	11,333

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of March 31, 2026.

	Term Loans by Origination Year							Revolving
								Loans
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Converted to Term Loans	Total Loans
March 31, 2026
Real Estate Loans
Construction and land development
Pass	$11,652	45,852	14,254	21,640	17,512	11,477	-	4,957	127,344
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	54	-	50	-	-	104
Total Construction and land development	$11,652	45,852	14,254	21,694	17,512	11,527	-	4,957	127,448
Single family
Pass	$16,076	36,880	23,279	29,966	66,334	110,670	126,929	-	410,134
Watch	-	-	-	-	597	1,297	-	-	1,894
Substandard	-	-	108	189	210	3,383	290	-	4,180
Total single family	$16,076	36,880	23,387	30,155	67,141	115,350	127,219	-	416,208
Commercial
Pass	$24,226	81,335	66,122	41,925	133,726	185,479	3,570	-	536,383
Watch	-	-	-	-	-	1,051	-	-	1,051
Substandard	-	393	-	115	421	183	-	-	1,112
Total commercial	$24,226	81,728	66,122	42,040	134,147	186,713	3,570	-	538,546
Multifamily and farmland
Pass	$1,441	13,123	1,245	7,048	17,390	32,672	405	-	73,324
Watch	-	-	-	-	-	37	-	-	37
Substandard	-	-	-	-	-	-	-	-	-
Total multifamily and farmland	$1,441	13,123	1,245	7,048	17,390	32,709	405	-	73,361
Total real estate loans	$53,395	177,583	105,008	100,937	236,190	346,299	131,194	4,957	1,155,563
Loans not secured by real estate
Commercial
Pass	$2,954	12,551	6,758	9,690	2,883	10,941	18,204	-	63,981
Watch	-	-	-	-	-	79	-	-	79
Substandard	-	-	-	-	123	-	-	-	123
Total Commercial	$2,954	12,551	6,758	9,690	3,006	11,020	18,204	-	64,183
Farm
Pass	$-	85	36	149	-	3	-	-	273
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$-	85	36	149	-	3	-	-	273
Consumer
Pass	$9,760	1,702	689	509	286	114	2,079	-	15,139
Watch	-	-	-	-	16	-	-	-	16
Substandard	-	5	-	-	-	-	-	-	5
Total consumer	$9,760	1,707	689	509	302	114	2,079	-	15,160
All other
Pass	$801	79	-	43	5,315	1,758	75	-	8,071
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$801	79	-	43	5,315	1,758	75	-	8,071
Total loans not secured by real estate	$13,515	14,422	7,483	10,391	8,623	12,895	20,358	-	87,687
Total loans	$66,910	192,005	112,491	111,328	244,813	359,194	151,552	4,957	1,243,250

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs during the three months ended March 31, 2026.

March 31, 2026	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
							Revolving	Converted to	Total
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	-	-	-	-	-	-	-
Loans not secured by real estate:
Commercial	-	-	-	-	-	2	-	-	2
Consumer	-	5	-	-	-	156	-	-	161
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$-	5	-	-	-	158	-	-	163

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of December 31, 2025.

	Term Loans by Origination Year							Revolving
								Loans
							Revolving	Converted to	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans
December 31, 2025
Real Estate Loans
Construction and land
development
Pass	$41,682	23,371	22,111	19,201	4,426	7,331	-	5,421	123,543
Watch	-	-	-	-	436	-	-	-	436
Substandard	-	-	58	-	-	52	-	-	110
Total Construction and
land development	$41,682	23,371	22,169	19,201	4,862	7,383	-	5,421	124,089
Single family
Pass	$36,508	23,334	32,831	67,865	40,429	74,262	122,541	-	397,770
Watch	-	-	-	600	-	1,280	-	-	1,880
Substandard	97	108	195	-	91	3,096	755	-	4,342
Total single family	$36,605	23,442	33,026	68,465	40,520	78,638	123,296	-	403,992
Commercial
Pass	$85,400	60,520	43,489	135,504	64,216	130,607	3,818	-	523,554
Watch	-	-	-	-	-	1,070	-	-	1,070
Substandard	-	-	-	430	45	-	-	-	475
Total commercial	$85,400	60,520	43,489	135,934	64,261	131,677	3,818	-	525,099
Multifamily and farmland
Pass	$12,250	1,250	7,910	18,603	19,874	13,336	100	-	73,323
Watch	-	-	-	-	-	38	-	-	38
Substandard	-	-	-	-	-	-	-	-	-
Total multifamily and
farmland	$12,250	1,250	7,910	18,603	19,874	13,374	100	-	73,361
Total real estate loans	$175,937	108,583	106,594	242,203	129,517	231,072	127,214	5,421	1,126,541
Loans not secured by real estate
Commercial
Pass	$13,435	7,125	10,925	3,391	1,675	9,477	16,799	-	62,827
Watch	-	-	-	125	14	69	-	-	208
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial	$13,435	7,125	10,925	3,516	1,689	9,546	16,799	-	63,035
Farm
Pass	$91	39	154	4	-	-	30	-	318
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$91	39	154	4	-	-	30	-	318
Consumer
Pass	$2,085	866	612	333	77	73	2,197	-	6,243
Watch	-	-	-	17	-	-	-	-	17
Substandard	-	-	-	-	-	-	-	-	-
Total consumer	$2,085	866	612	350	77	73	2,197	-	6,260
All other
Pass	$550	-	45	5,315	-	2,248	76	-	8,234
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$550	-	45	5,315	-	2,248	76	-	8,234
Total loans not secured
by real estate	$16,161	8,030	11,736	9,185	1,766	11,867	19,102	-	77,847
Total loans	$192,098	116,613	118,330	251,388	131,283	242,939	146,316	5,421	1,204,388

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs during the year ended December 31, 2025.

December 31, 2025	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
(Dollars in thousands)							Revolving	Converted to	Total
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	31	-	-	-	-	-	31
Single-family residential	-	-	-	-	-	-	5	-	5
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	31	-	-	-	5	-	36
Loans not secured by real estate:
Commercial	100	-	27	39	9	112	-	-	287
Consumer	16	6	2	4	-	501	-	-	529
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$116	6	60	43	9	613	5	-	852

(6) Leases

As of March 31, 2026, the Bank had operating right of use assets of $3.3 million and operating lease liabilities of $3.4 million.  As of December 31, 2025, the Bank had operating right of use assets of $3.5 million and operating lease liabilities of $3.6 million.  The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices.  Most leases include one option to renew, with renewal terms extending up to 15 years.  The decision on whether to include lease extension/renewal periods in lease accounting calculations is based on the judgment of management as to whether or not a lease extension/renewal option is reasonably certain to be exercised.  Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised.

The following table presents lease cost and other lease information as of March 31, 2026 and 2025.

(Dollars in thousands)
	March 31, 2026	March 31, 2025

Operating lease cost	$203	$192

Other information:
Cash paid for amounts included in the measurement of lease liabilities	200	206
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	-
Weighted-average remaining lease term - operating leases	7.24	7.80
Weighted-average discount rate - operating leases	2.98%	2.82%

The following table presents lease maturities as of March 31, 2026.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	March 31, 2026

2026	$550
2027	657
2028	515
2029	422
2030	424
Thereafter	1,270
Total	3,838
Less: Imputed Interest	(397)
Operating Lease Liability	$3,441

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	3/31/26	12/31/25
Financial instruments whose contract amount represent credit risk:

Commitments to extend credit	$372,299	366,461

Standby letters of credit	$1,639	1,576

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable.  The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense.  The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans.  The allowance for credit losses for unfunded loan commitments of $1.6 million and $1.4 million at March 31, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2026 and 2025.

(Dollars in thousands)
	March 31, 2026	March 31, 2025

Beginning Balance	$1,403	$1,101
Provision for (recovery of) credit losses	160	185
Ending balance	$1,563	$1,286

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)
	March 31, 2026
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Available for sale securities:
U.S. Treasuries	$7,606	-	7,606	-
U.S. Government sponsored enterprises	4,802	-	4,802	-
GSE - Mortgage-backed securities	207,754	-	207,754	-
Private label mortgage-backed securities	40,129	-	40,129	-
State and political subdivisions	109,848	-	109,848	-
Total available for sale securities	$370,139	-	370,139	-
Mutual funds held in deferred compensation trust	$2,952	2,952	-	-

(Dollars in thousands)
	December 31, 2025
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Available for sale securities:
U.S. Treasuries	$7,609	-	7,609	-
U.S. Government sponsored enterprises	5,202	-	5,202	-
GSE - Mortgage-backed securities	211,916	-	211,916	-
Private label mortgage-backed securities	42,062	-	42,062	-
State and political subdivisions	110,574	-	110,574	-
Total available for sale securities	$377,363	-	377,363	-
Mutual funds held in deferred compensation trust	$2,855	2,855	-	-

The fair value measurements for individually evaluated loans and other real estate on a non-recurring basis at March 31, 2026 and December 31, 2025 are presented below.  The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters.  As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value March 31, 2026	Fair Value December 31, 2025	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Individually evaluated loans	$375	$375	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0 - 50%

The carrying amount and estimated fair value of financial instruments at March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)
		Fair Value Measurements at March 31, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$61,256	61,256	-	-	61,256
Investment securities available for sale	370,139	-	370,139	-	370,139
Other investments	2,604	-	-	2,604	2,604
Mortgage loans held for sale	1,662	-	1,662	-	1,662
Loans, net	1,232,792	-	-	1,236,259	1,236,259
Mutual funds held in deferred
compensation trust	2,952	2,952	-	-	2,952

Liabilities:
Deposits	$1,540,557	-	1,542,743	-	1,542,743
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$58,105	58,105	-	-	58,105
Investment securities available for sale	377,363	-	377,363	-	377,363
Other investments	2,595	-	-	2,595	2,595
Mortgage loans held for sale	1,136	-	1,136	-	1,136
Loans, net	1,194,262	-	-	1,197,371	1,197,371
Mutual funds held in deferred
compensation trust	2,855	2,855	-	-	2,855

Liabilities:
Deposits	$1,509,225	-	1,511,596	-	1,511,596
Junior subordinated debentures	15,464	-	15,464	-	15,464

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended March 31, 2026
Interest income	$20,869	-	7	20,876
Interest expense	5,556	-	217	5,773
Net interest income	15,313	-	(210)	15,103
Provision for credit losses	560	-	-	560
Noninterest income	3,850	-	-	3,850
Appraisal management fee income	-	2,620	-	2,620
Salaries and employee benefits	6,931	226	89	7,246
Occupancy	2,306	1	-	2,307
Appraisal management fee expense	-	2,095	-	2,095
Noninterest expense	3,496	153	68	3,717
Income tax expense (benefit)	1,293	34	(77)	1,250
Net income (loss)	$4,577	111	(290)	4,398
Total assets	$1,728,216	5,351	911	1,734,478
As of and for the three months ended March 31, 2025
Interest income	$19,963	-	7	19,970
Interest expense	5,785	-	241	6,026
Net interest income	14,178	-	(234)	13,944
Provision for credit losses	268	-	-	268
Noninterest income	3,487	-	-	3,487
Appraisal management fee income	-	3,042	-	3,042
Salaries and employee benefits	6,466	220	102	6,788
Occupancy	2,018	10	-	2,028
Appraisal management fee expense	-	2,419	-	2,419
Noninterest expense	3,083	188	67	3,338
Income tax expense (benefit)	1,325	47	(85)	1,287
Net income (loss)	$4,505	158	(318)	4,345
Total assets	$1,687,711	4,545	729	1,692,985

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors in the Company’s Annual Report of Form 10-K and the Company’s Consolidated Financial Statements and Notes thereto on pages A-20 through A-62 of the Company’s 2025 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2026 Annual Meeting of Shareholders.

Introduction

Management’s discussion and analysis of earnings and related data are presented to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is the parent company of the Bank and a registered bank holding company operating under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered bank, with offices in Catawba, Lincoln, Alexander, Mecklenburg, Iredell, Rowan and Forsyth counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Federal Reserve Federal Open Market Committee (“FOMC”) increased the target federal funds rate 500 basis points between March 2022 and July 2023 to address the supply-chain disruption and rising inflation that had developed in the markets. The target federal funds rate was lowered 175 basis points between September 2024 and December 2025 to a range of 3.50% to 3.75% at March 31, 2026.  We believe that economic conditions in our market area continue to be relatively stable and as a result businesses in our market area continue to grow and invest.  Our experience is that the uncertainty expressed in the national and international markets through the primary economic indicators of activity are not as pronounced in our local market, and as a result we expect continued moderate economic growth in our market area.

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

Summary of Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance.  A complete description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2026 Annual Meeting of Shareholders.  There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Results of Operations

Summary.  Net earnings were $4.4 million or $0.83 per share and $0.80 per diluted share for the three months ended March 31, 2026, compared to $4.3 million or $0.82 per share and $0.79 per diluted share for the prior year period.  The increase in first quarter net earnings is primarily attributable to an increase in net interest income, which was partially offset by an increase in the provision for credit losses and an increase in non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.04% for the three months ended March 31, 2026, compared to 1.07% for the same period one year ago, and annualized return on average shareholders’ equity was 11.45% for the three months ended March 31, 2026, compared to 13.52% for the same period one year ago.

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

Net interest income was $15.1 million for the three months ended March 31, 2026, compared to $13.9 million for the three months ended March 31, 2025.  The increase in net interest income is due to a $906,000 increase in interest income and a $253,000 decrease in interest expense.  Net interest income after the provision for credit losses was $14.5 million for the three months ended March 31, 2026, compared to $13.7 million for the three months ended March 31, 2025.  The provision for credit losses for the three months ended March 31, 2026 was $560,000, compared to $268,000 for the three months ended March 31, 2025.  The increase in the provision for credit losses is primarily attributable to a $38.9 million increase in total loans from December 31, 2025 to March 31, 2026, compared to a $13.7 million increase in total loans from December 31, 2024 to March 31, 2025.

Interest income was $20.9 million for the three months ended March 31, 2026, compared to $20.0 million for the three months ended March 31, 2025.  The increase in interest income is primarily due to a $1.5 million increase in interest income and fees on loans, which was partially offset by a $109,000 decrease in interest income on balances due from banks and a $442,000 decrease in interest income on investment securities.  The increase in interest income and fees on loans is primarily due to an increase in total loans.  The decrease in interest income on balances due from banks is due to a decrease in average balances outstanding and rate decreases implemented by the FOMC.  The decrease in interest income on investment securities is due to a reduction in average investment securities and decreases in yields on variable rate securities.  During the three months ended March 31, 2026, average loans were $1.22 billion, an increase of $80.2 million from average loans of $1.14 billion for the three months ended March 31, 2025.  During the three months ended March 31, 2026, average investment securities were $413.4 million, a decrease of $22.9 million from average investment securities of $436.3 million for the three months ended March 31, 2025.  The average yield on loans for the three months ended March 31, 2026 and 2025 was 5.80% and 5.69%, respectively.  The average yield on investment securities available for sale was 3.05% and 3.25% for the three months ended March 31, 2026 and 2025, respectively.  The average yield on earning assets was 5.09% and 5.03% for the three months ended March 31, 2026 and 2025, respectively.

Interest expense was $5.8 million for the three months ended March 31, 2026, compared to $6.0 million for the three months ended March 31, 2025.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities resulting from rate decreases implemented by the FOMC.  During the three months ended March 31, 2026, average interest-bearing non-maturity deposits were $782.2 million, an increase of $35.3 million from average interest-bearing non-maturity deposits of $746.9 million for the three months ended March 31, 2025.  During the three months ended March 31, 2026, average certificates of deposit were $340.0 million, a decrease of $1.3 million from average certificates of deposit of $341.3 million for the three months ended March 31, 2025.  The average rate paid on interest-bearing checking and savings accounts was 1.50% and 1.44% for the three months ended March 31, 2026 and 2025, respectively.  The average rate paid on certificates of deposit was 3.18% for the three months ended March 31, 2026, compared to 3.72% for the same period one year ago.  The average rate paid on interest-bearing liabilities was 2.06% for the three months ended March 31, 2026, compared to 2.21% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended March 31, 2026 and 2025. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods.  Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity.  Yields and interest income on tax-exempt investments for the three months ended March 31, 2026 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.58% for securities that are both federal and state tax exempt and an effective tax rate of 20.58% for federal tax-exempt securities.  Yields and interest income on tax-exempt investments for the three months ended March 31, 2025 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities.  Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported.  The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry.  Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,222,522	$17,473	5.80%	$1,142,331	$16,016	5.69%
Investments - taxable	282,508	2,479	3.56%	302,060	2,863	3.84%
Investments - nontaxable*	130,898	687	2.13%	134,289	746	2.25%
Due from banks	27,203	241	3.59%	32,939	350	4.31%

Total interest-earning assets	1,663,131	20,880	5.09%	1,611,619	19,975	5.03%

Non-interest earning assets:
Cash and due from banks	27,987			29,509
Allowance for credit losses	(10,126)			(9,987)
Other assets	31,292			20,195

Total assets	$1,712,284			$1,651,336

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$782,238	$2,887	1.50%	$746,960	$2,652	1.44%
Time deposits	339,960	2,669	3.18%	341,296	3,133	3.72%
Junior subordinated debentures	15,464	217	5.69%	15,464	241	6.32%

Total interest-bearing liabilities	1,137,662	5,773	2.06%	1,103,720	6,026	2.21%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	405,540			402,567
Other liabilities	13,286			14,696
Shareholders' equity	155,796			130,353

Total liabilities and shareholders' equity	$1,712,284			$1,651,336

Net interest spread		$15,107	3.03%		$13,949	2.82%

Net yield on interest-earning assets			3.68%			3.51%

Taxable equivalent adjustment
Investment securities		$4			$5

Net interest income		$15,103			$13,944

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $5.4 million in 2026 and $8.6 million in 2025.  Tax rates of 2.00% and 2.25% were used to calculate the tax equivalent yields on these securities in 2026 and 2025, respectively.

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

	Three months ended March 31, 2026 compared to three months ended March 31, 2025			Three months ended March 31, 2025 compared to three months ended March 31, 2024
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$1,135	322	1,457	692	186	878
Investments - taxable	(178)	(206)	(384)	(76)	(69)	(145)
Investments - nontaxable	(18)	(41)	(59)	(14)	(3)	(17)
Due from banks	(56)	(53)	(109)	(407)	(150)	(557)
Total interest income	883	22	905	195	(36)	159

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	128	107	235	332	260	592
Time deposits	(11)	(453)	(464)	(107)	(441)	(548)
Junior subordinated debentures	-	(24)	(24)	-	(43)	(43)
Other	-	-	-	(241)	(240)	(481)
Total interest expense	117	(370)	(253)	(16)	(464)	(480)
Net interest income	$766	392	1,158	211	428	639

Provision for Credit Losses.The provision for credit losses for the three months ended March 31, 2026 was $560,000, compared to $268,000 for the three months ended March 31, 2025. The increase in the provision for credit losses is primarily attributable to a $38.9 million increase in total loans from December 31, 2025 to March 31, 2026, compared to a $13.7 million increase in total loans from December 31, 2024 to March 31, 2025.

Non-Interest Income. Non-interest income was $6.5 million for the three months ended March 31, 2026 and 2025. A $422,000 decrease in appraisal management fee income due to a decrease in appraisal volume was partially offset by a $108,000 increase in mortgage banking income due to an increase in secondary mortgage market activity, a $238,000 increase in miscellaneous non-interest income primarily due to an increase in income on Small Business Investment Company (SBIC) investments and a $32,000 increase in insurance and brokerage commissions.

Non-Interest Expense. Non-interest expense was $15.4 million for the three months ended March 31, 2026, compared to $14.6 million for the three months ended March 31, 2025. The increase in non-interest expense is primarily attributable to a $458,000 increase in salaries and employee benefits expense primarily due to increases in health insurance and restricted stock expenses, a $279,000 increase in occupancy expense primarily due to an increase in furniture and equipment maintenance/service contract expenses, a $173,000 increase in professional fees primarily due to an increase in consulting expense, and a $190,000 increase in debit card expense. The increases in non-interest expense were partially offset by a $324,000 decrease in appraisal management fee expense due to a decrease in appraisal volume.

Income Taxes.Income tax expense was $1.3 million for the three months ended March 31, 2026 and 2025. The effective tax rate was 22.13% for the three months ended March 31, 2026, compared to 22.85% for the three months ended March 31, 2025. The decrease in the effective tax rate is primarily due to the North Carolina corporate income tax rate decreasing from 2.25% to 2.00% effective January 1, 2026 and the revaluation of the deferred tax asset due to further upcoming reductions in the North Carolina corporate income tax rate.

Analysis of Financial Condition

Investment Securities.Available for sale securities were $370.1 million as of March 31, 2026, compared to $377.4 million as of December 31, 2025. Average investment securities for the three months ended March 31, 2026 were $413.4 million, compared to $421.6 million for the year ended December 31, 2025.

Loans.Total loans were $1.24 billion as of March 31, 2026, compared to $1.20 billion at December 31, 2025. Average loans represented 74% and 70% of average earning assets for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.

The Bank had $1.7 million and $1.1 million in mortgage loans held for sale as of March 31, 2026 and December 31, 2025, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At March 31, 2026, the Bank had $139.7 million in residential mortgage loans, $128.0 million in home equity loans and $758.6 million in commercial mortgage loans, which include $610.8 million secured by commercial property and $147.8 million secured by residential property. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization. The Bank also had construction and land development loans totaling $127.4 million at March 31, 2026.

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

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of March 31, 2026. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

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

The portion of the ACL balance attributable to qualitative factors was $5.5 million and $5.3 million at March 31, 2026 and December 31, 2025, respectively. The risk factors are weighted as follows: Local, State and National Economic Outlook – 30%, Concentrations of Credit – 5%, Interest Rate Risk – 5%, Trends in Terms of Volume, Mix and Size of Loans – 15%, Seasoning of the Loan Portfolio – 10%, Experience of Staff – 10%, and Levels and Trends of Delinquencies – 25%. No changes to the risk status of any of the risk factors was made during the three months ended March 31, 2026.

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

The allowance for credit losses on loans was $10.5 million or 0.84% of total loans at March 31, 2026, compared to $10.1 million or 0.84% of total loans at December 31, 2025. The allowance for credit losses on loans increased $332,000 primarily due to a $38.9 million increase in total loans from December 31, 2025 to March 31, 2026.

The allowance for credit losses on unfunded commitments was $1.6 million at March 31, 2026, compared to $1.4 million at December 31, 2025. The increase in the allowance for credit losses on unfunded commitments was due to a $5.7 million increase in unfunded loan commitments from December 31, 2025 to March 31, 2026.

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

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examinations. Management believes it has established the allowance for credit losses pursuant to Current Expected Credit Loss (“CECL”), and has considered the views of its regulators and the current economic environment. Management considers the allowance adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of the date of the financial statements. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company.

Non-performing Assets. Non-performing assets were $4.8 million or 0.28% of total assets at March 31, 2026, compared to $4.2 million or 0.25% of total assets at December 31, 2025. Non-performing assets comprise $3.6 million in residential mortgage loans and $1.2 million in commercial mortgage loans at March 31, 2026, compared to $3.6 million in residential mortgage loans and $533,000 in commercial mortgage loans at December 31, 2025. The Bank had no other real estate owned or repossessed assets as of March 31, 2026 and December 31, 2025.

Deposits. Deposits were $1.54 billion as of March 31, 2026, compared to $1.51 billion as of December 31, 2025. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of less than $250,000, were $1.40 billion at March 31, 2026, compared to $1.35 billion at December 31, 2025. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of $250,000 or more totaled $143.7 million at March 31, 2026, compared to $160.4 million December 31, 2025.

Estimated uninsured deposits totaled $347.4 million, or 22.55% of total deposits, at March 31, 2026, compared to $358.5 million, or 23.75% of total deposits, at December 31, 2025. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at March 31, 2026.

Borrowed Funds. There were no borrowed funds, other than junior subordinated debt debentures, outstanding at March 31, 2026 and December 31, 2025.

Junior Subordinated Debentures (related to Trust Preferred Securities).Junior subordinated debentures were $15.5 million at March 31, 2026 and December 31, 2025.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the three months ended March 31, 2026 totaled $1.66 billion, exceeding average rate sensitive liabilities of $1.14 billion by $525.5 million.

Included in the rate sensitive assets are $184.9 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate. At March 31, 2026, the Company had $130.2 million in loans with interest rate floors. Floors were in effect on four loans, totaling $9,000, at March 31, 2026.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2026, such unfunded commitments to extend credit were $372.3 million, while commitments in the form of standby letters of credit totaled $1.6 million. As of December 31, 2025, such unfunded commitments to extend credit were $366.5 million, while commitments in the form of standby letters of credit totaled $1.6 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of March 31, 2026, the Bank’s core deposits, a non-GAAP measure, totaled $1.40 billion, or 90.70% of total deposits. As of December 31, 2025, the Bank’s core deposits totaled $1.35 billion, or 89.44% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits and internet certificates of deposit. The Bank did not have any wholesale funding at March 31, 2026 and December 31, 2025.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at March 31, 2026 and December 31, 2025. At March 31, 2026, the carrying value of loans pledged as collateral to the FHLB totaled $253.6 million compared to $247.8 million at December 31, 2025. The remaining availability under the line of credit with the FHLB was $150.6 million at March 31, 2026 compared to $148.5 million at December 31, 2025. The Bank had no borrowings from the FRB at March 31, 2026 or December 31, 2025. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At March 31, 2026, the carrying value of loans pledged as collateral to the FRB totaled $720.1 million compared to $689.9 million at December 31, 2025. Availability under the line of credit with the FRB was $603.7 million at March 31, 2026 compared to $583.8 million at December 31, 2025.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of March 31, 2026.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 26.91% at March 31, 2026 and 26.86% at December 31, 2025. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at March 31, 2026 and December 31, 2025.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit.

Capital Resources. Shareholders’ equity was $158.1 million, or 9.12% of total assets, at March 31, 2026, compared to $157.1 million, or 9.23% of total assets, at December 31, 2025.

Annualized return on average equity for the three months ended March 31, 2026 was 11.45%, compared to 13.52% for the three months ended March 31, 2025. Total cash dividends paid on common stock were $2.1 million for the three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025.

In March 2025, the Board of Directors authorized a stock repurchase program, whereby up to $3.0 million was allocated to repurchase the Company’s common stock. The Company had not repurchased any shares of its common stock under this stock repurchase program through February 28, 2026, when the program expired.

In 2013, the FRB approved its final rule on the Basel III capital standards, which implemented changes to the regulatory capital framework for banking organizations. This resulted in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rule, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the minimum ratios. These limitations establish a maximum percentage of eligible retained earnings that could be utilized for such actions.

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at March 31, 2026 and December 31, 2025. The Company’s Tier 1 capital ratio was 14.75% and 14.96% at March 31, 2026 and December 31, 2025, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.63% and 15.82% at March 31, 2026 and December 31, 2025, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.65% and 13.83% at March 31, 2026 and December 31, 2025, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 11.60% and 11.33% at March 31, 2026 and December 31, 2025, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.62% and 14.83% at March 31, 2026 and December 31, 2025, respectively. The total risk-based capital ratio for the Bank was 15.50% and 15.70% at March 31, 2026 and December 31, 2025, respectively. The Bank’s common equity Tier 1 capital ratio was 14.62% and 14.83% at March 31, 2026 and December 31, 2025, respectively. The Bank’s Tier 1 leverage capital ratio was 11.39% and 11.13% at March 31, 2026 and December 31, 2025, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at March 31, 2026.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - 31, 2026	-	$-	-	$3,000,000

February 1 - 28, 2026	740	$37.46	-	$-

March 1 - 31, 2026	693	$38.47	-	$-

Total	1,433	$37.95	-

(1)  The Company purchased 1,433 shares on the open market in the three months ended March 31, 2026 for its deferred compensation plan.  All purchases were funded by participant contributions to the plan.

(2)  Reflects shares purchased under the Company's publicly announced stock repurchase program, which expired on February 28, 2026.

(3)  Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which expired on February 28, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2026, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

May 7, 2026	/s/ William D. Cable, Sr.
Date	William D. Cable, Sr. President and Chief Executive Officer (Principal Executive Officer)

May 7, 2026	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

