Form 10-Q
period 2026-06-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2026-08-04
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,461,490 shares of common stock, outstanding at July 31, 2026.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

(Dollars in thousands)

	June 30,	December 31,
Assets	2026	2025
	(Unaudited)	(Audited)

Cash and due from banks	$33,442	27,721
Interest-bearing deposits	27,435	30,384
Cash and cash equivalents	60,877	58,105

Investment securities available for sale	364,482	377,363
Other investments	2,577	2,595
Total securities	367,059	379,958

Mortgage loans held for sale	1,742	1,136

Loans	1,279,539	1,204,388
Less allowance for credit losses	(10,630)	(10,126)
Net loans	1,268,909	1,194,262

Premises and equipment, net	14,052	14,162
Cash surrender value of life insurance	18,099	17,837
Right of use lease asset	3,140	3,477
Accrued interest receivable and other assets	31,121	33,211
Total assets	$1,764,999	1,702,148

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$409,330	394,563
Interest-bearing demand, MMDA & savings	850,744	760,883
Time, $250,000 and over	131,201	160,389
Other time	176,017	193,390
Total deposits	1,567,292	1,509,225

Junior subordinated debentures	15,464	15,464
Lease liability	3,282	3,615
Accrued interest payable and other liabilities	17,622	16,726
Total liabilities	1,603,660	1,545,030

Commitments and Contingencies

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,461,490 shares at June 30, 2026 and 5,459,441 shares at December 31, 2025	48,782	48,708
Common stock held by deferred compensation trust, at cost; 140,163 shares at June 30, 2026 and 150,288 shares at December 31, 2025	(1,081)	(1,510)
Deferred compensation	1,081	1,510
Retained earnings	142,055	135,645
Accumulated other comprehensive loss	(29,498)	(27,235)
Total shareholders' equity	161,339	157,118

Total liabilities and shareholders' equity	$1,764,999	1,702,148

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$18,196	16,648	35,669	32,664
Interest on due from banks	195	706	436	1,056
Interest on investment securities:
U.S. Government sponsored enterprises	1,948	2,087	3,869	4,348
State and political subdivisions	693	694	1,387	1,388
Other	494	585	1,041	1,234
Total interest income	21,526	20,720	42,402	40,690

Interest expense:
NOW, MMDA & savings deposits	3,058	2,729	5,945	5,381
Time deposits	2,283	3,152	4,952	6,285
Junior subordinated debentures	217	242	434	483
Total interest expense	5,558	6,123	11,331	12,149

Net interest income	15,968	14,597	31,071	28,541

Provision for (recovery of) credit losses	293	(213)	853	55

Net interest income after provision for (recovery of) credit losses	15,675	14,810	30,218	28,486

Non-interest income:
Service charges	1,383	1,372	2,784	2,784
Other service charges and fees	172	156	350	342
Loss on sale of securities, net	-	-	-	(4)
Mortgage banking income	149	41	284	68
Insurance and brokerage commissions	248	258	517	495
Appraisal management fee income	3,044	3,973	5,664	7,015
Miscellaneous	2,147	1,893	4,014	3,522
Total non-interest income	7,143	7,693	13,613	14,222

Non-interest expense:
Salaries and employee benefits	7,127	7,168	14,373	13,956
Occupancy	2,540	2,058	4,847	4,086
Professional fees	565	559	1,245	1,066
Advertising	231	245	490	498
Debit card expense	468	227	894	463
FDIC Insurance	197	193	391	382
Appraisal management fee expense	2,438	3,156	4,533	5,575
Miscellaneous	2,522	2,234	4,680	4,387
Total non-interest expense	16,088	15,840	31,453	30,413

Earnings before income taxes	6,730	6,663	12,378	12,295

Income tax expense	1,496	1,503	2,746	2,790

Net earnings	$5,234	5,160	9,632	9,505

Basic net earnings per share	$0.98	0.97	1.81	1.79
Diluted net earnings per share	$0.96	0.95	1.76	1.74
Cash dividends declared per share	$0.21	0.20	0.59	0.56

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$5,234	5,160	9,632	9,505

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(1,117)	1,852	(2,833)	9,023
Reclassification adjustment for losses on securities available for sale included in net earnings	-	-	-	4
Total other comprehensive income (loss), before income taxes	(1,117)	1,852	(2,833)	9,027

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gains (losses) on securities available for sale	(252)	422	(640)	2,078
Reclassification adjustment for losses on securities available for sale included in net earnings	-	-	-	1

Reduction in state tax adjustment			(70)	(99)

Total income tax expense (benefit) related to other comprehensive income	(252)	422	(710)	1,980

Total other comprehensive income (loss), net of tax	(865)	1,430	(2,123)	7,047

Total comprehensive income	$4,369	6,590	7,509	16,552

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	(Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2025	5,459,441	$48,708	135,645	1,510	(1,510)	(27,235)	157,118

Restricted stock units exercised	2,049	74	-	-	-	-	74
Cash dividends declared on common stock ($0.38 per share)	-	-	(2,075)	-	-	-	(2,075)
Equity incentive plan, net	-	-	-	54	(54)	-	-
Net earnings	-	-	4,398	-	-	-	4,398
Other comprehensive loss	-	-	-	-	-	(1,398)	(1,398)
Balance, March 31, 2026	5,461,490	$48,782	137,968	1,564	(1,564)	(28,633)	158,117

Cash dividends declared on common stock ($0.21 per share)	-	-	(1,147)	-	-	-	(1,147)
Equity incentive plan, net	-	-	-	(483)	483	-	-
Net earnings	-	-	5,234	-	-	-	5,234
Other comprehensive loss	-	-	-	-	-	(865)	(865)
Balance, June 30, 2026	5,461,490	$48,782	142,055	1,081	(1,081)	(29,498)	161,339

Balance, December 31, 2024	5,457,646	$48,658	121,062	1,757	(1,757)	(39,157)	130,563

Restricted stock units exercised	1,795	50	-	-	-	-	50
Cash dividends declared on common stock ($0.36 per share)	-	-	(1,968)	-	-	-	(1,968)
Equity incentive plan, net	-	-	-	85	(85)	-	-
Net earnings	-	-	4,345	-	-	-	4,345
Other comprehensive income	-	-	-	-	-	5,518	5,518
Balance, March 31, 2025	5,459,441	$48,708	123,439	1,842	(1,842)	(33,639)	138,508

Cash dividends declared on common stock ($0.20 per share)	-	-	(1,093)	-	-	-	(1,093)
Restricted stock units vested	-	-	-	-	-	-	-
Equity incentive plan, net	-	-	-	(315)	315	-	-
Net earnings	-	-	5,160	-	-	-	5,160
Other comprehensive income	-	-	-	-	-	1,430	1,430
Balance, June 30, 2025	5,459,441	$48,708	127,506	1,527	(1,527)	(32,209)	144,005

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2026 and 2025

(Dollars in thousands)

	2026	2025
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$9,632	9,505
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,296	1,383
Provision for credit losses	853	55
Deferred income taxes	84	823
Gain on sale of held for mortgage loans	(241)	(73)
Loss on sale of investment securities net	-	4
Write-down of premises and equipment	-	31
Gain on sale of other real estate	-	(13)
Restricted stock expense	134	26
Proceeds from sales of mortgage loans held for sale	13,560	3,160
Origination of mortgage loans held for sale	(13,925)	(3,261)
Cash surrender value of life insurance	(262)	(242)
Change in:
Right of use lease asset	337	300
Other assets	(433)	369
Lease liability	(333)	(292)
Other liabilities	762	(381)

Net cash provided by operating activities	11,464	11,394

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,589)	-
Proceeds from calls and maturities of investment securities available for sale	-	3,000
Proceeds from sales of investment securities available for sale	-	12,733
Proceeds from paydowns of investment securities available for sale	16,279	9,365
Proceeds from paydowns of other investment securities	70	158
Proceeds from DOT settlement receivable	3,009
Purchase of FHLB stock	(35)	(11)
Net change in loans	(75,500)	(19,829)
Purchases of premises and equipment	(845)	(865)
Proceeds from bank owned life insurance	-	330
Proceeds from sale of other real estate and repossessions	-	382

Net cash provided (used) by investing activities	(63,611)	5,263

Cash flows from financing activities:
Net change in deposits	58,067	29,088
Restricted stock units vested	74	50
Cash dividends paid on common stock	(3,222)	(3,061)

Net cash provided by financing activities	54,919	26,077

Net change in cash and cash equivalents	2,772	42,734

Cash and cash equivalents at beginning of period	58,105	59,266

Cash and cash equivalents at end of period	$60,877	102,000

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2026 and 2025

(Dollars in thousands)

	2026	2025
	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,497	12,197
Income taxes	$2,476	2,125

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$(2,263)	6,948
Initial recognition of lease right-of-use asset and lease liability	$-	64

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

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two significant operating segments: Banking Operations and CBRES, as discussed more fully in Note 9. In determining the appropriateness of segment definition, the Company considers the criteria of Accounting Standards Codification (“ASC”) 280, Segment Reporting.

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of June 30, 2026, which may impact the Company’s financial statements.

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

(2) Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income (loss) refers to all components (revenues, expenses, gains, and losses) of comprehensive income (loss) that are excluded from net income. The Company’s only component of other comprehensive income (loss) is unrealized gains and losses, net of income tax, on investment securities available for sale.

The following table presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Beginning balance	$(28,633)	$(33,639)	$(27,235)	$(39,157)
Other comprehensive income (loss) before reclassifications, net	(865)	1,430	(2,193)	7,044
Amounts reclassified from accumulated other comprehensive loss, net	-	-	-	3
Reduction in state tax rate adjustment, net	-	-	(70)	(99)
Net current period other comprehensive income (loss)	(865)	1,430	(2,263)	6,948
Ending balance	$(29,498)	$(32,209)	$(29,498)	$(32,209)

(3) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

Shares held in the deferred compensation plan by the deferred compensation trust are excluded for purposes of calculating the weighted average number of shares outstanding and basic earnings per share in accordance with ASC 260-10-45-40 and ASC 260-10-45-45 through ASC 260-10-45-46. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 is as follows:

For the three months ended June 30, 2026
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,234	5,320,519	$0.98
Effect of dilutive securities:
Restricted stock units - unvested		9,280
Shares held in deferred comp plan by deferred compensation trust		145,942
Diluted earnings per share	$5,234	5,475,741	$0.96

For the six months ended June 30, 2026
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$9,632	5,315,498	$1.81
Effect of dilutive securities:
Restricted stock units - unvested		9,027
Shares held in deferred comp plan by deferred compensation trust		145,226
Diluted earnings per share	$9,632	5,469,751	$1.76

For the three months ended June 30, 2025
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,160	5,303,370	$0.97
Effect of dilutive securities:
Restricted stock units - unvested		10,771
Shares held in deferred comp plan by deferred compensation trust		156,071
Diluted earnings per share	$5,160	5,470,212	$0.95

For the six months ended June 30, 2025
	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$9,505	5,300,841	$1.79
Effect of dilutive securities:
Restricted stock units - unvested		10,563
Shares held in deferred comp plan by deferred compensation trust		154,522
Diluted earnings per share	$9,505	5,465,926	$1.74

(4) Investment Securities

Investment securities available for sale at June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)
	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,990	-	378	7,612
U.S. Government sponsored enterprises	4,983	-	342	4,641
GSE - Mortgage-backed securities	225,500	109	16,849	208,760
Private label mortgage-backed securities	34,876	41	756	34,161
State and political subdivisions	129,234	-	19,926	109,308
Total	$402,583	150	38,251	364,482

(Dollars in thousands)
	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,987	-	378	7,609
U.S. Government sponsored enterprises	5,545	-	343	5,202
GSE - Mortgage-backed securities	227,161	202	15,447	211,916
Private label mortgage-backed securities	42,575	153	666	42,062
State and political subdivisions	129,363	-	18,789	110,574
Total	$412,631	355	35,623	377,363

The current fair value and associated unrealized losses on investments in securities with unrealized losses at June 30, 2026 and December 31, 2025 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,612	378	7,612	378
U.S. Government sponsored enterprises	-	-	4,641	342	4,641	342
GSE -Mortgage-backed securities	24,105	492	179,207	16,357	203,312	16,849
Private label mortgage-backed securities	12,179	72	14,979	684	27,158	756
State and political subdivisions	1,755	257	107,553	19,669	109,308	19,926
Total	$38,039	821	313,992	37,430	352,031	38,251

(Dollars in thousands)
	December 31, 2025
	December 31, 2025		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,609	378	7,609	378
U.S. Government sponsored enterprises	-	-	5,202	343	5,202	343
GSE -Mortgage-backed securities	12,247	183	188,092	15,264	200,339	15,447
Private label mortgage-backed securities	14,156	28	15,858	638	30,014	666
State and political subdivisions	-	-	110,573	18,789	110,573	18,789
Total	$26,403	211	327,334	35,412	353,737	35,623

At June 30, 2026, unrealized losses in the investment securities portfolio relating to debt securities totaled $38.3 million. The unrealized losses on these debt securities arose primarily due to changes in market interest rates and were not attributable to credit-related factors. From the June 30, 2026 table above, both of the U.S. Treasury securities, all 110 of the securities issued by state and political subdivisions, all six of the securities issued by U.S. Government sponsored enterprises (“GSE”), 114 of the 118 GSE mortgage-backed securities, and 12 of the 15 private label mortgage-backed securities contained unrealized losses. The Company did not have any reserves on securities at June 30, 2026, as no credit related losses were identified in the Company’s June 30, 2026 analysis. At December 31, 2025, unrealized losses in the investment securities portfolio relating to debt securities totaled $35.6 million. The unrealized losses on these debt securities arose primarily due to changes in market interest rates and were not attributable to credit-related factors. From the December 31, 2025 tables above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions, all six of the securities issued by GSEs, 110 of the 116 GSE mortgage-backed securities, and 11 of the 17 private label mortgage-backed securities contained unrealized losses. The Company did not have any reserves on securities at December 31, 2025, as no credit related losses were identified in the Company’s December 31, 2025 analysis.

The amortized cost and estimated fair value of investment securities available for sale, other than GSE mortgage-backed securities, at June 30, 2026, are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2026
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$4,858	4,880
Due from one to five years	38,005	35,489
Due from five to ten years	72,251	60,709
Due after ten years	61,969	54,644
GSE - Mortgage-backed securities	225,500	208,760
Total	$402,583	364,482

No securities available for sale were sold during the three and six months ended June 30, 2026. No securities available for sale were sold during the three months ended June 30, 2025. During the six months ended June 30, 2025, proceeds from sales of securities available for sale were $12.7 million and resulted in gross losses of $47,000 and gross gains of $43,000.

Securities with a fair value of approximately $22.2 million and $40.7 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5) Loans

Major classifications of loans at June 30, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)
	June 30, 2026	December 31, 2025
Real estate loans:
Construction and land development	$133,584	124,089
Single-family residential	424,373	403,992
Commercial	551,598	525,099
Multifamily and farmland	73,202	73,361
Total real estate loans	1,182,757	1,126,541

Loans not secured by real estate:
Commercial	70,967	63,035
Farm	504	318
Consumer	14,192	6,260
All other	11,119	8,234

Total loans	1,279,539	1,204,388

Less allowance for credit losses	(10,630)	(10,126)

Total net loans	$1,268,909	1,194,262

The above table includes deferred costs, net of deferred fees, totaling $345,000 and $455,000 at June 30, 2026 and December 31, 2025, respectively.

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

The following tables present an age analysis of past due loans, by loan type, as of June 30, 2026 and December 31, 2025:

June 30,2026
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$-	51	51	133,533	133,584	-
Single-family residential	1,210	3,942	5,152	419,221	424,373	-
Commercial	599	1,085	1,684	549,914	551,598	-
Multifamily and farmland	-	-	-	73,202	73,202	-
Total real estate loans	1,809	5,078	6,886	1,175,871	1,182,757	-

Loans not secured by real estate:
Commercial	5	122	127	70,840	70,967	-
Farm	-	-	-	504	504	-
Consumer	52	-	52	14,140	14,192	-
All other	-	-	-	11,119	11,119	-
Total loans	$1,866	5,200	7,066	1,272,473	1,279,539	-

December 31, 2025
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$202	58	260	123,829	124,089	-
Single-family residential	4,635	3,642	8,277	395,715	403,992	-
Commercial	299	476	775	524,324	525,099	-
Multifamily and farmland	-	-	-	73,361	73,361	-
Total real estate loans	5,136	4,176	9,312	1,117,229	1,126,541	-

Loans not secured by real estate:
Commercial	-	-	-	63,035	63,035	-
Farm	-	-	-	318	318	-
Consumer	26	-	26	6,234	6,260	-
All other	-	-	-	8,234	8,234	-
Total loans	$5,162	4,176	9,338	1,195,050	1,204,388	-

The following table presents non-accrual loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	51	51
Single-family residential	705	3,237	3,942
Commercial	373	712	1,085
Multifamily and farmland	-	-	-
Total real estate loans	1,078	4,000	5,078

Loans not secured by real estate:
Commercial	-	122	122
Consumer	-	-	-
Total	$1,078	4,122	5,200

	December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	58	58
Single-family residential	-	3,642	3,642
Commercial	-	476	476
Multifamily and farmland	-	-	-
Total real estate loans	-	4,176	4,176

Loans not secured by real estate:
Commercial	-	-	-
Consumer	-	-	-
Total	$-	4,176	4,176

No interest income was recognized on non-accrual loans for the six months ended June 30, 2026 and 2025.

A loan may be individually evaluated for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other assets. Non-accrual loans with an outstanding balance of $250,000 or greater are individually evaluated and totaled $1.5 million and $430,000 at June 30, 2026 and December 31, 2025, respectively. Non-accrual loans evaluated collectively as a pool totaled $3.7 million at June 30, 2026 and December 31, 2025. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by estimated liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectible.

The following table details the amortized cost of collateral dependent loans and any related allowance at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
		Allowance for		Allowance for
(Dollars in thousands)	Amortized Cost	Credit Losses	Amortized Cost	Credit Losses
Real estate loans:
Construction and land development	$51	1	58	1
Single-family residential	3,942	27	3,642	31
Commercial	1,085	28	476	55
Multifamily and farmland	-	-	-	-
Total real estate loans	5,078	56	4,176	87

Loans not secured by real estate:
Commercial	122	1	-	-
Consumer	-	-	-	-
Total	$5,200	57	4,176	87

The following tables provide a breakdown of collateral dependent loans by collateral type and collateral coverage at June 30, 2026 and December 31, 2025. These tables also show non-accrual loans not considered to be collateral dependent at June 30, 2026 and December 31, 2025.

	June 30, 2026
					Financial Assets
(Dollars in thousands)	Residential	Developed	Commercial	Business	Not Considered
	Property	Land	Property	Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$51	-	-	-	-	51
Single-family residential	3,942	-	-	-	-	3,942
Commercial	-	-	1,085	-	-	1,085
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,993	-	1,085	-	-	5,078

Loans not secured by real estate:
Commercial	-	-	-	122	-	122
Consumer	-	-	-	-	-	-
Total	$3,993	-	1,085	122	-	5,200
Collateral Value	$13,778	-	1,202	147

	December 31, 2025
					Financial Assets
(Dollars in thousands)	Residential	Developed	Commercial	Business	Not Considered
	Property	Land	Property	Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$58	-	-	-	-	58
Single-family residential	3,642	-	-	-	-	3,642
Commercial	-	-	476	-	-	476
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,700	-	476	-	-	4,176

Loans not secured by real estate:
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$3,700	-	476	-	-	4,176
Collateral Value	$13,276	-	487	-

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

No loans to borrowers experiencing financial difficulty were modified during the three and six months ended June 30, 2026 and 2025.

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

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in estimating the allowance. The provision for credit losses charged or credited to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb expected credit losses in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance.

The following tables present changes in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended June 30, 2026
Allowance for credit losses:
Beginning balance	$3,372	3,586	2,517	235	462	1	285	10,458
Charge-offs	-	-	-	-	(7)	-	(177)	(184)
Recoveries	-	1	-	-	9	-	75	85
Provision (recovery) for loan losses (1)	34	61	(27)	(4)	86	-	121	271
Ending balance	$3,406	3,648	2,490	231	550	1	304	10,630
Allowance for credit loss-loans	$3,406	3,648	2,490	231	550	1	304	10,630
Allowance for credit losses loan commitments	1,525	3	13	-	40	-	4	1,585
Total allowance for credit losses	$4,931	3,651	2,503	231	590	1	308	12,215

Six months ended June 30, 2026
Allowance for credit losses:
Beginning balance	$3,302	3,497	2,475	234	453	1	164	10,126
Charge-offs	-	(8)	-	-	-	-	(339)	(347)
Recoveries	-	1	-	-	55	-	124	180
Provision (recovery) for loan losses (1)	104	158	15	(3)	42	-	355	671
Ending balance	$3,406	3,648	2,490	231	550	1	304	10,630
Allowance for credit loss-loans	$3,406	3,648	2,490	231	550	1	304	10,630
Allowance for credit losses loan commitments	1,525	3	13	-	40	-	4	1,585
Total allowance for credit losses	$4,931	3,651	2,503	231	590	1	308	12,215

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of June 30, 2026.

	Term Loans by Origination Year							Revolving
								Loans
(Dollars in thousands)							Revolving	Converted to	Total
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Loans
June 30, 2026
Real Estate Loans
Construction and land development
Pass	$32,178	41,930	11,967	20,149	14,616	7,709	-	4,957	133,506
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	51	-	27	-	-	78
Total Construction and land development	$32,178	41,930	11,967	20,200	14,616	7,736	-	4,957	133,584
Single family
Pass	$28,368	38,844	22,164	28,922	64,067	106,278	129,345	-	417,988
Watch	-	-	-	-	594	1,227	-	-	1,821
Substandard	-	97	105	187	815	3,072	288	-	4,564
Total single family	$28,368	38,941	22,269	29,109	65,476	110,577	129,633	-	424,373
Commercial
Pass	$50,469	80,258	64,688	41,116	134,985	174,455	3,627	-	549,598
Watch	-	-	-	-	-	915	-	-	915
Substandard	-	373	-	115	415	182	-	-	1,085
Total commercial	$50,469	80,631	64,688	41,231	135,400	175,552	3,627	-	551,598
Multifamily and farmland
Pass	$2,236	13,265	1,229	6,937	17,192	32,122	186	-	73,167
Watch	-	-	-	-	-	35	-	-	35
Substandard	-	-	-	-	-	-	-	-	-
Total multifamily and farmland	$2,236	13,265	1,229	6,937	17,192	32,157	186	-	73,202
Total real estate loans	$113,251	174,767	100,153	97,477	232,684	326,022	133,446	4,957	1,182,757
Loans not secured by real estate
Commercial
Pass	$14,271	11,865	6,481	5,568	2,579	10,614	19,392	-	70,770
Watch	-	-	-	-	-	75	-	-	75
Substandard	-	-	-	-	122	-	-	-	122
Total Commercial	$14,271	11,865	6,481	5,568	2,701	10,689	19,392	-	70,967
Farm
Pass	$79	40	32	145	-	2	206	-	504
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$79	40	32	145	-	2	206	-	504
Consumer
Pass	$9,255	1,498	556	434	239	113	2,082	-	14,177
Watch	-	-	-	-	15	-	-	-	15
Substandard	-	-	-	-	-	-	-	-	-
Total consumer	$9,255	1,498	556	434	254	113	2,082	-	14,192
All other
Pass	$3,964	78	-	40	5,315	1,647	75	-	11,119
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$3,964	78	-	40	5,315	1,647	75	-	11,119
Total loans not secured by real estate	$27,569	13,481	7,069	6,187	8,270	12,451	21,755	-	96,782
Total loans	$140,820	188,248	107,222	103,664	240,954	338,473	155,201	4,957	1,279,539

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs during the six months ended June 30, 2026.

June 30, 2026	Gross Loan Charge-offs by Origination Year							Revolving
								Loans
(Dollars in thousands)							Revolving	Converted to	Total
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	-	-	-	-	-	-	-
Loans not secured by real estate:
Commercial	-	-	-	-	-	8	-	-	8
Consumer	-	34	-	-	1	304	-	-	339
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$-	34	-	-	1	312	-	-	347

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

(6) Leases

As of June 30, 2026, the Bank had operating right of use assets of $3.1 million and operating lease liabilities of $3.2 million. As of December 31, 2025, the Bank had operating right of use assets of $3.5 million and operating lease liabilities of $3.6 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The decision on whether to include lease extension/renewal periods in lease accounting calculations is based on the judgment of management as to whether or not a lease extension/renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised.

The following table presents lease cost and other lease information as of June 30, 2026 and 2025.

(Dollars in thousands)
	June 30, 2026	June 30, 2025

Operating lease cost	$390	$390

Other information:
Cash paid for amounts included in the measurement of lease liabilities	383	384
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	64
Weighted-average remaining lease term - operating leases	7.09	7.62
Weighted-average discount rate - operating leases	2.97%	2.86%

The following table presents lease maturities as of June 30, 2026.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	June 30, 2026

2026	$367
2027	657
2028	515
2029	422
2030	424
Thereafter	1,270
Total	3,655
Less: Imputed Interest	(373)
Operating Lease Liability	$3,282

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	06/30/26	12/31/25
Financial instruments whose contract amount represent credit risk:

Commitments to extend credit	$378,320	366,461

Standby letters of credit	$1,639	1,576

Commitments to extend credit are conditional agreements to lend to a customer. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $380.0 million does not necessarily represent future cash requirements.

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $1.6 million and $1.4 million at June 30, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2026 and 2025.

(Dollars in thousands)	For three months ended		For six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Beginning Balance	$1,563	$1,286	$1,403	$1,101
Provision for (recovery of) credit losses	22	(28)	182	157
Ending balance	$1,585	$1,258	$1,585	$1,258

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)
	June 30, 2026
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Available for sale securities:
U.S. Treasuries	$7,612	-	7,612	-
U.S. Government sponsored enterprises	4,641	-	4,641	-
GSE - Mortgage-backed securities	208,760	-	208,760	-
Private label mortgage-backed securities	34,161	-	34,161	-
State and political subdivisions	109,308	-	109,308	-
Total available for sale securities	$364,482	-	364,482	-
Mutual funds held in deferred compensation trust	$3,230	3,230	-	-

(Dollars in thousands)
	December 31, 2025
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Available for sale securities:
U.S. Treasuries	$7,609	-	7,609	-
U.S. Government sponsored enterprises	5,202	-	5,202	-
GSE - Mortgage-backed securities	211,916	-	211,916	-
Private label mortgage-backed securities	42,062	-	42,062	-
State and political subdivisions	110,574	-	110,574	-
Total available for sale securities	$377,363	-	377,363	-
Mutual funds held in deferred compensation trust	$2,855	2,855	-	-

The fair value measurements for individually evaluated loans and other real estate on a non-recurring basis at June 30, 2026 and December 31, 2025 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value June 30, 2026	Fair Value December 31, 2025	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Individually evaluated loans	$389	$375	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0 - 50%

The carrying amount and estimated fair value of financial instruments at June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)
		Fair Value Measurements at June 30, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$60,877	60,877	-	-	60,877
Investment securities available for sale	364,482	-	364,482	-	364,482
Other investments	2,577	-	-	2,577	2,577
Mortgage loans held for sale	1,742	-	1,742	-	1,742
Loans, net	1,268,909	-	-	1,273,004	1,273,004
Mutual funds held in deferred compensation trust	3,230	3,230	-	-	3,230

Liabilities:
Deposits	$1,567,292	-	1,569,113	-	1,569,113
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$58,105	58,105	-	-	58,105
Investment securities available for sale	377,363	-	377,363	-	377,363
Other investments	2,595	-	-	2,595	2,595
Mortgage loans held for sale	1,136	-	1,136	-	1,136
Loans, net	1,194,262	-	-	1,197,371	1,197,371
Mutual funds held in deferred compensation trust	2,855	2,855	-	-	2,855

Liabilities:
Deposits	$1,509,225	-	1,511,596	-	1,511,596
Junior subordinated debentures	15,464	-	15,464	-	15,464

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

The Bank’s executive management team, which is comprised of the Bank’s Chief Executive Officer, Chief Financial Officer and executive vice presidents, is the chief operating decision maker for the Company. The Bank’s executive management team reviews actual net income versus budgeted net income for the Banking Operations and CBRES operating segments on a quarterly basis to assess segment performance.

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended June 30, 2026
Interest income	$21,520	-	6	21,526
Interest expense	5,341	-	217	5,558
Net interest income	16,179	-	(211)	15,968
Provision for (recovery of) credit losses	293	-	-	293
Noninterest income	4,099	-	-	4,099
Appraisal management fee income	-	3,044	-	3,044
Salaries and employee benefits	6,850	181	96	7,127
Occupancy	2,540	-	-	2,540
Appraisal management fee expense	-	2,438	-	2,438
Noninterest expense	3,687	185	111	3,983
Income tax expense (benefit)	1,531	53	(88)	1,496
Net income (loss)	$5,377	187	(330)	5,234
Total assets	$1,758,885	5,533	581	1,764,999
As of and for the three months ended June 30, 2025
Interest income	$20,712	-	8	20,720
Interest expense	5,881	-	242	6,123
Net interest income	14,831	-	(234)	14,597
Provision for (recovery of) credit losses	(213)	-	-	(213)
Noninterest income	3,720	-	-	3,720
Appraisal management fee income	-	3,973	-	3,973
Salaries and employee benefits	6,895	180	93	7,168
Occupancy	2,057	1	-	2,058
Appraisal management fee expense	-	3,156	-	3,156
Noninterest expense	3,138	227	93	3,458
Income tax expense (benefit)	1,497	94	(88)	1,503
Net income (loss)	$5,177	315	(332)	5,160
Total assets	$1,688,255	4,888	702	1,693,845
As of and for the six months ended June, 2026
Interest income	$42,389	-	13	42,402
Interest expense	10,897	-	434	11,331
Net interest income	31,492	-	(421)	31,071
Provision for credit losses	853	-	-	853
Noninterest income	7,949	-	-	7,949
Appraisal management fee income	-	5,664	-	5,664
Salaries and employee benefits	13,781	407	185	14,373
Occupancy	4,846	1	-	4,847
Appraisal management fee expense	-	4,533	-	4,533
Noninterest expense	7,183	338	179	7,700
Income tax expense (benefit)	2,824	87	(165)	2,746
Net income (loss)	$9,954	298	(620)	9,632
Total assets	$1,758,885	5,533	581	1,764,999
As of and for the six months ended June, 2025
Interest income	$40,675	-	15	40,690
Interest expense	11,666	-	483	12,149
Net interest income	29,009	-	(468)	28,541
Provision for credit losses	55	-	-	55
Noninterest income	7,207	-	-	7,207
Appraisal management fee income	-	7,015	-	7,015
Salaries and employee benefits	13,361	400	195	13,956
Occupancy	4,075	11	-	4,086
Appraisal management fee expense	-	5,575	-	5,575
Noninterest expense	6,221	415	160	6,796
Income tax expense (benefit)	2,822	141	(173)	2,790
Net income (loss)	$9,682	473	(650)	9,505
Total assets	$1,688,255	4,888	702	1,693,845

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial position and results of operations of the Company and should be read in conjunction with the information set forth under Item 1A Risk Factors in the Company’s Annual Report on Form 10-K and the Company’s Consolidated Financial Statements and Notes thereto on pages A-20 through A-62 of the Company’s 2025 Annual Report to Shareholders which is Appendix A to the Proxy Statement for the 2026 Annual Meeting of Shareholders.

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

The Federal Reserve Federal Open Market Committee (“FOMC”) increased the target federal funds rate 500 basis points between March 2022 and July 2023 to address the supply-chain disruption and rising inflation that had developed in the markets. The target federal funds rate was lowered 175 basis points between September 2024 and December 2025 to a range of 3.50% to 3.75% at June 30, 2026. We believe that economic conditions in our market area continue to be relatively stable and as a result businesses in our market area continue to grow and invest. Our experience is that the uncertainty expressed in the national and international markets through the primary economic indicators of activity are not as pronounced in our local market, and as a result we expect continued moderate economic growth in our market area.

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

Results of Operations

Summary. Net earnings were $5.2 million or $0.98 per share and $0.96 per diluted share for the three months ended June 30, 2026, compared to $5.2 million or $0.97 per share and $0.95 per diluted share for the prior year period. The increase in second quarter net earnings is primarily attributable to an increase in net interest income, which was partially offset by an increase in the provision for credit losses, a decrease in non-interest income and an increase in non-interest expense, compared to the prior year period, as discussed below.

Net earnings were $9.6 million or $1.81 per share and $1.76 per diluted share for the six months ended June 30, 2026, compared to $9.5 million or $1.79 per share and $1.74 per diluted share for the same period one year ago. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income, which was partially offset by an increase in the provision for credit losses, a decrease in non-interest income and an increase in non-interest expense, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.13% for the six months ended June 30, 2026, compared to 1.15% for the same period one year ago, and annualized return on average shareholders’ equity was 12.22% for the six months ended June 30, 2026, compared to 14.06% for the same period one year ago.

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

Net interest income was $16.0 million for the three months ended June 30, 2026, compared to $14.6 million for the three months ended June 30, 2025. The increase in net interest income is due to a $806,000 increase in interest income and a $565,000 decrease in interest expense. Net interest income after the provision for credit losses was $15.7 million for the three months ended June 30, 2026, compared to $14.8 million for the three months ended June 30, 2025. The provision for credit losses for the three months ended June 30, 2026 was $293,000, compared to a recovery of $213,000 for the three months ended June 30, 2025. The increase in the provision for credit losses reflects continued growth in total loans, which increased $36.3 million during the three months ended June 30, 2026, compared to an increase of $5.9 million during the three months ended June 30, 2025. Additionally, the increase in the provision for credit losses includes a $29,000 increase in net charge-offs during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Interest income was $21.5 million for the three months ended June 30, 2026, compared to $20.7 million for the three months ended June 30, 2025. The increase in interest income is primarily due to a $1.5 million increase in interest income and fees on loans, which was partially offset by a $511,000 decrease in interest income on balances due from banks and a $231,000 decrease in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans. The decrease in interest income on balances due from banks is due to a decrease in average balances outstanding and rate decreases implemented by the FOMC. The decrease in interest income on investment securities is due to a reduction in balances outstanding and decreases in yields on variable rate securities. During the three months ended June 30, 2026, average loans were $1.25 billion, an increase of $96.2 million from average loans of $1.16 billion for the three months ended June 30, 2025. During the three months ended June 30, 2026, average investment securities were $411.2 million, a decrease of $7.8 million from average investment securities of $419.0 million for the three months ended June 30, 2025. The average yield on loans for the three months ended June 30, 2026 and 2025 was 5.83% and 5.78%, respectively. The average yield on investment securities available for sale was 3.03% and 3.21% for the three months ended June 30, 2026 and 2025, respectively. The average yield on earning assets was 5.12% and 5.07% for the three months ended June 30, 2026 and 2025, respectively.

Interest expense was $5.6 million for the three months ended June 30, 2026, compared to $6.1 million for the three months ended June 30, 2025. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities resulting from rate decreases implemented by the FOMC. During the three months ended June 30, 2026, average interest-bearing non-maturity deposits were $811.7 million, an increase of $61.4 million from average interest-bearing non-maturity deposits of $750.3 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, average certificates of deposit were $315.9 million, a decrease of $37.4 million from average certificates of deposit of $353.3 million for the three months ended June 30, 2025. The average rate paid on interest-bearing checking and savings accounts was 1.51% and 1.46% for the three months ended June 30, 2026 and 2025, respectively. The average rate paid on certificates of deposit was 2.90% for the three months ended June 30, 2026, compared to 3.58% for the same period one year ago. The average rate paid on interest-bearing liabilities was 1.95% for the three months ended June 30, 2026, compared to 2.19% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended June 30, 2026 and 2025. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended June 30, 2026 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.58% for securities that are both federal and state tax exempt and an effective tax rate of 20.58% for federal tax-exempt securities. Yields and interest income on tax-exempt investments for the three months ended June 30, 2025 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,252,389	$18,196	5.83%	$1,156,140	$16,648	5.78%
Investments - taxable	276,837	2,436	3.53%	283,382	2,652	3.75%
Investments - nontaxable*	134,352	703	2.10%	135,660	720	2.13%
Due from banks	21,512	195	3.64%	64,293	706	4.40%

Total interest-earning assets	1,685,090	21,530	5.12%	1,639,475	20,726	5.07%

Non-interest earning assets:
Cash and due from banks	27,836			28,773
Allowance for credit losses	(10,419)			(10,065)
Other assets	27,013			22,671

Total assets	$1,729,520			$1,680,854

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$811,741	$3,058	1.51%	$750,322	$2,729	1.46%
Time deposits	315,945	2,283	2.90%	353,303	3,152	3.58%
Junior subordinated debentures	15,464	217	5.63%	15,464	242	6.28%

Total interest-bearing liabilities	1,143,150	5,558	1.95%	1,119,089	6,123	2.19%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	415,511			409,894
Other liabilities	14,022			14,648
Shareholders' equity	156,837			137,223

Total liabilities and shareholders' equity	$1,729,520			$1,680,854

Net interest spread		$15,972	3.17%		$14,603	2.88%

Net yield on interest-earning assets			3.80%			3.57%

Taxable equivalent adjustment
Investment securities		$4			$6

Net interest income		$15,968			$14,597

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $5.1 million in 2026 and $6.1 million in 2025.  Tax rates of 2.00% and 2.25% were used to calculate the tax equivalent yields on these securities in 2026 and 2025, respectively.

Net interest income was $31.1 million for the six months ended June 30, 2026, compared to $28.5 million for the six months ended June 30, 2025. The increase in net interest income is due to a $1.7 million increase in interest income and a $818,000 decrease in interest expense. Net interest income after the provision for credit losses was $30.2 million for the six months ended June 30, 2026, compared to $28.5 million for the six months ended June 30, 2025. The provision for credit losses for the six months ended June 30, 2026 was $853,000, compared to $55,000 for the six months ended June 30, 2025. The increase in the provision for credit losses reflects continued growth in total loans, which increased $75.2 million during the six months ended June 30, 2026, compared to an increase of $19.6 million during the six months ended June 30, 2025. Additionally, the increase in the provision for credit losses includes a $66,000 increase in net charge-offs during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Interest income was $42.4 million for the six months ended June 30, 2026, compared to $40.7 million for the six months ended June 30, 2025. The increase in interest income is primarily due to a $3.0 million increase in interest income and fees on loans, which was partially offset by a $620,000 decrease in interest income on balances due from banks and a $673,000 decrease in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans. The decrease in interest income on balances due from banks is due to a decrease in average balances outstanding and rate decreases implemented by the FOMC. The decrease in interest income on investment securities is due to a reduction in balances outstanding and decreases in yields on variable rate securities. During the six months ended June 30, 2026, average loans were $1.24 billion, an increase of $88.3 million from average loans of $1.15 billion for the six months ended June 30, 2025. During the six months ended June 30, 2026, average investment securities were $412.3 million, a decrease of $15.3 million from average investment securities of $427.6 million for the six months ended June 30, 2025. The average yield on loans for the six months ended June 30, 2026 and 2025 was 5.81% and 5.73%, respectively. The average yield on investment securities available for sale was 3.05% and 3.23% for the six months ended June 30, 2026 and 2025, respectively. The average yield on earning assets was 5.11% and 5.05% for the six months ended June 30, 2026 and 2025, respectively.

Interest expense was $11.3 million for the six months ended June 30, 2026, compared to $12.1 million for the six months ended June 30, 2025. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities resulting from rate decreases implemented by the FOMC. During the six months ended June 30, 2026, average interest-bearing non-maturity deposits were $797.1 million, an increase of $48.4 million from average interest-bearing non-maturity deposits of $748.7 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, average certificates of deposit were $327.9 million, a decrease of $19.4 million from average certificates of deposit of $347.3 million for the six months ended June 30, 2025. The average rate paid on interest-bearing checking and savings accounts was 1.50% and 1.45% for the six months ended June 30, 2026 and 2025, respectively. The average rate paid on certificates of deposit was 3.05% for the six months ended June 30, 2026, compared to 3.65% for the same period one year ago. The average rate paid on interest-bearing liabilities was 2.00% for the six months ended June 30, 2026, compared to 2.20% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the six months ended June 30, 2026 and 2025. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the six months ended June 30, 2026 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.58% for securities that are both federal and state tax exempt and an effective tax rate of 20.58% for federal tax-exempt securities. Yields and interest income on tax-exempt investments for the six months ended June 30, 2025 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Six months ended			Six months ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,237,538	35,669	5.81%	$1,149,274	32,664	5.73%
Investments - taxable	281,603	4,916	3.52%	294,651	5,516	3.78%
Investments - nontaxable*	130,688	1,390	2.14%	132,997	1,466	2.22%
Due from banks	24,342	436	3.61%	48,702	1,056	4.37%

Total interest-earning assets	1,674,171	42,411	5.11%	1,625,624	40,702	5.05%

Non-interest earning assets:
Cash and due from banks	27,911			29,139
Allowance for credit losses	(10,273)			(10,026)
Other assets	29,141			21,440

Total assets	$1,720,950			$1,666,177

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$797,071	5,945	1.50%	$748,650	5,381	1.45%
Time deposits	327,886	4,952	3.05%	347,333	6,285	3.65%
Junior subordinated debentures	15,464	434	5.66%	15,464	483	6.30%

Total interest-bearing liabilities	1,140,421	11,331	2.00%	1,111,447	12,149	2.20%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	410,553			406,250
Other liabilities	10,975			10,396
Shareholders' equity	159,001			136,373

Total liabilities and shareholders' equity	$1,720,950			$1,664,466

Net interest spread		$31,080	3.11%		$28,553	2.85%

Net yield on interest-earning assets			3.74%			3.54%

Taxable equivalent adjustment
Investment securities		$9			$12

Net interest income		$31,071			$28,541

*Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $5.3 million in 2026 and $7.3 million in 2025.  Tax rates of 2.00% and 2.25% were used to calculate the tax equivalent yields on these securities in 2026 and 2025, respectively.

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

	Three months ended June 30, 2026 compared to three months ended June 30, 2025			Six months ended June 30, 2026 compared to six months ended June 30, 2025
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$1,392	156	1,548	2,526	479	3,005
Investments - taxable	(59)	(157)	(216)	(236)	(364)	(600)
Investments - nontaxable	(7)	(10)	(17)	(25)	(51)	(76)
Due from banks	(429)	(82)	(511)	(482)	(138)	(620)
Total interest income	897	(93)	804	1,783	(74)	1,709

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	227	102	329	355	209	564
Time deposits	(302)	(567)	(869)	(323)	(1,010)	(1,333)
Junior subordinated debentures	-	(25)	(25)	-	(49)	(49)
Total interest expense	(75)	(490)	(565)	32	(850)	(818)
Net interest income	$972	397	1,369	1,751	776	2,527

Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2026 was $293,000, compared to a recovery of $213,000 for the three months ended June 30, 2025. The increase in the provision for credit losses reflects continued growth in total loans, which increased $36.3 million during the three months ended June 30, 2026, compared to an increase of $5.9 million during the three months ended June 30, 2025. Additionally, the increase in the provision for credit losses includes a $29,000 increase in net charge-offs during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

The provision for credit losses for the six months ended June 30, 2026 was $853,000, compared to $55,000 for the six months ended June 30, 2025. The increase in the provision for credit losses reflects continued growth in total loans, which increased $75.2 million during the six months ended June 30, 2026, compared to an increase of $19.6 million during the six months ended June 30, 2025. Additionally, the increase in the provision for credit losses includes a $66,000 increase in net charge-offs during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Non-Interest Income. Non-interest income was $7.1 million for the three months ended June 30, 2026, compared to $7.7 million for the three months ended June 30, 2025. The decrease in non-interest income is primarily attributable to a $929,000 decrease in appraisal management fee income due to a decrease in appraisal volume, which was partially offset by a $108,000 increase in mortgage banking income due to an increase in secondary mortgage market activity and a $254,000 increase in miscellaneous non-interest income primarily due to an increase in deferred compensation income associated with an increase in valuations for the assets in the deferred compensation plan and an increase in income on Small Business Investment Company (SBIC) investments.

Non-interest income was $13.6 million for the six months ended June 30, 2026, compared to $14.2 million for the six months ended June 30, 2025. The decrease in non-interest income is primarily attributable to a $1.4 million decrease in appraisal management fee income due to a decrease in appraisal volume, which was partially offset by a $216,000 increase in mortgage banking income due to an increase in secondary mortgage market activity and a $492,000 increase in miscellaneous non-interest income primarily due to an increase in deferred compensation income associated with an increase in valuations for the assets in the deferred compensation plan and an increase in income on SBIC investments.

Non-Interest Expense. Non-interest expense was $16.1 million for the three months ended June 30, 2026, compared to $15.8 million for the three months ended June 30, 2025. The increase in non-interest expense is primarily attributable to a $482,000 increase in occupancy expense primarily due to an increase in furniture and equipment maintenance/service contract expenses, a $241,000 increase in debit card expense and a $288,000 increase in miscellaneous non-interest expense primarily due to an increase in deferred compensation expense associated with an increase in valuations for the assets in the deferred compensation plan. The increases in non-interest expense were partially offset by a $718,000 decrease in appraisal management fee expense due to a decrease in appraisal volume.

Non-interest expense was $31.5 million for the six months ended June 30, 2026, compared to $30.4 million for the six months ended June 30, 2025. The increase in non-interest expense is primarily attributable to a $417,000 increase in salaries and employee benefits expense primarily due to increases in salary and restricted stock expenses, a $761,000 increase in occupancy expense primarily due to an increase in furniture and equipment maintenance/service contract expenses, a $179,000 increase in professional fees primarily due to an increase in consulting expense, a $431,000 increase in debit card expense and a $293,000 increase in miscellaneous non-interest expense primarily due to an increase in deferred compensation expense associated with an increase in valuations for the assets in the deferred compensation plan. The increases in non-interest expense were partially offset by a $1.0 million decrease in appraisal management fee expense due to a decrease in appraisal volume.

Income Taxes. Income tax expense was $1.5 million for the three months ended June 30, 2026 and 2025. The effective tax rate was 22.23% for the three months ended June 30, 2026, compared to 22.56% for the three months ended June 30, 2025. Income tax expense was $2.7 million for the six months ended June 30, 2026, compared to $2.8 million for the six months ended June 30, 2025. The effective tax rate was 22.18% for the six months ended June 30, 2026, compared to 22.69% for the six months ended June 30, 2025. The decrease in the effective tax rate is primarily due to the North Carolina corporate income tax rate decreasing from 2.25% to 2.00% effective January 1, 2026 and the revaluation of the deferred tax asset due to further upcoming reductions in the North Carolina corporate income tax rate.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $364.5 million as of June 30, 2026, compared to $377.4 million as of December 31, 2025. Average investment securities for the six months ended June 30, 2026 were $412.3 million, compared to $421.6 million for the year ended December 31, 2025.

Loans. Total loans were $1.28 billion as of June 30, 2026, compared to $1.20 billion at December 31, 2025. Average loans represented 74% and 70% of average earning assets for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.

The Bank had $1.7 million and $1.1 million in mortgage loans held for sale as of June 30, 2026 and December 31, 2025, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At June 30, 2026, the Bank had $144.6 million in residential mortgage loans, $130.7 million in home equity loans and $773.2 million in commercial mortgage loans, which include $624.8 million secured by commercial property and $148.4 million secured by residential property. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization. The Bank also had construction and land development loans totaling $133.6 million at June 30, 2026.

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

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of June 30, 2026. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

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

The portion of the ACL balance attributable to qualitative factors was $5.6 million and $5.3 million at June 30, 2026 and December 31, 2025, respectively. The risk factors are weighted as follows: Local, State and National Economic Outlook – 30%, Concentrations of Credit – 5%, Interest Rate Risk – 5%, Trends in Terms of Volume, Mix and Size of Loans – 15%, Seasoning of the Loan Portfolio – 10%, Experience of Staff – 10%, and Levels and Trends of Delinquencies – 25%. No changes to the risk status of any of the risk factors was made during the six months ended June 30, 2026.

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

The allowance for credit losses on loans was $10.6 million or 0.83% of total loans at June 30, 2026, compared to $10.1 million or 0.84% of total loans at December 31, 2025. The allowance for credit losses on loans increased $504,000 primarily due to a $75.2 million increase in total loans from December 31, 2025 to June 30, 2026.

The allowance for credit losses on unfunded commitments was $1.6 million at June 30, 2026, compared to $1.4 million at December 31, 2025. The increase in the allowance for credit losses on unfunded commitments was due to a $11.7 million increase in unfunded loan commitments from December 31, 2025 to June 30, 2026.

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

Non-performing assets were $5.2 million or 0.29% of total assets at June 30, 2026, compared to $4.2 million or 0.25% of total assets at December 31, 2025. Non-performing assets comprise $4.0 million in residential mortgage loans, $1.1 million in commercial mortgage loans and $122,000 in other loans at June 30, 2026, compared to $3.6 million in residential mortgage loans and $533,000 in commercial mortgage loans at December 31, 2025. The Bank had no other real estate owned or repossessed assets as of June 30, 2026 and December 31, 2025.

Deposits. Deposits were $1.57 billion as of June 30, 2026, compared to $1.51 billion as of December 31, 2025. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of less than $250,000, were $1.44 billion at June 30, 2026, compared to $1.35 billion at December 31, 2025. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of $250,000 or more totaled $131.2 million at June 30, 2026, compared to $160.4 million at December 31, 2025.

Estimated uninsured deposits totaled $336.5 million, or 21.47% of total deposits, at June 30, 2026, compared to $358.5 million, or 23.75% of total deposits, at December 31, 2025. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at June 30, 2026.

Borrowed Funds. There were no borrowed funds, other than junior subordinated debt debentures, outstanding at June 30, 2026 and December 31, 2025.

Junior Subordinated Debentures (related to Trust Preferred Securities). Junior subordinated debentures were $15.5 million at June 30, 2026 and December 31, 2025.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the six months ended June 30, 2026 totaled $1.67 billion, exceeding average rate sensitive liabilities of $1.14 billion by $533.8 million.

Included in the rate sensitive assets are $186.1 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate. At June 30, 2026, the Company had $131.9 million in loans with interest rate floors. Floors were in effect on three loans, totaling $6,000, at June 30, 2026.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2026, such unfunded commitments to extend credit were $378.3 million, while commitments in the form of standby letters of credit totaled $1.6 million. As of December 31, 2025, such unfunded commitments to extend credit were $366.5 million, while commitments in the form of standby letters of credit totaled $1.6 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of June 30, 2026, the Bank’s core deposits, a non-GAAP measure, totaled $1.44 billion, or 91.63% of total deposits. As of December 31, 2025, the Bank’s core deposits totaled $1.35 billion, or 89.44% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits and internet certificates of deposit. The Bank did not have any wholesale funding at June 30, 2026 and December 31, 2025.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at June 30, 2026 and December 31, 2025. At June 30, 2026, the carrying value of loans pledged as collateral to the FHLB totaled $255.4 million compared to $247.8 million at December 31, 2025. The remaining availability under the line of credit with the FHLB was $153.3 million at June 30, 2026 compared to $148.5 million at December 31, 2025. The Bank had no borrowings from the FRB at June 30, 2026 or December 31, 2025. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At June 30, 2026, the carrying value of loans pledged as collateral to the FRB totaled $725.9 million compared to $689.9 million at December 31, 2025. Availability under the line of credit with the FRB was $603.7 million at June 30, 2026 compared to $583.8 million at December 31, 2025.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of June 30, 2026.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 26.07% at June 30, 2026 and 26.86% at December 31, 2025. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at June 30, 2026 and December 31, 2025.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit.

Capital Resources. Shareholders’ equity was $161.3 million, or 9.14% of total assets, at June 30, 2026, compared to $157.1 million, or 9.23% of total assets, at December 31, 2025.

Annualized return on average equity for the six months ended June 30, 2026 was 12.22%, compared to 14.06% for the six months ended June 30, 2025. Total cash dividends paid on common stock were $3.2 million for the six months ended June 30, 2026, compared to $3.1 million for the six months ended June 30, 2025.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at June 30, 2026 and December 31, 2025. The Company’s Tier 1 capital ratio was 14.68% and 14.96% at June 30, 2026 and December 31, 2025, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.55% and 15.82% at June 30, 2026 and December 31, 2025, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.61% and 13.83% at June 30, 2026 and December 31, 2025, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 11.70% and 11.33% at June 30, 2026 and December 31, 2025, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.55% and 14.83% at June 30, 2026 and December 31, 2025, respectively. The total risk-based capital ratio for the Bank was 15.42% and 15.70% at June 30, 2026 and December 31, 2025, respectively. The Bank’s common equity Tier 1 capital ratio was 14.55% and 14.83% at June 30, 2026 and December 31, 2025, respectively. The Bank’s Tier 1 leverage capital ratio was 11.50% and 11.13% at June 30, 2026 and December 31, 2025, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at June 30, 2026.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2026	832	$39.74	-	$-

May 1 - 31, 2026	-	$-	-	$-

June 1 - 30, 2026	120	$41.73	-	$-

Total	952	$39.99	-

(1)	The Company purchased 952 shares on the open market in the three months ended June 30, 2026 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

(2)	Reflects shares purchased under the Company's publicly announced stock repurchase program, which expired on February 28, 2026.

(3)	Reflects dollar value of balance available for repurchase at end of period under the Company's stock repurchase program, which expired on February 28, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2026, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

Date: August 4, 2026	/s/ William D. Cable, Sr.
William D. Cable, Sr. President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	/s/ Jeffrey N. Hooper
Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

