Form 10-Q
period 2026-09-30
PEOPLES BANCORP OF NORTH CAROLINA INC
filed 2026-11-03
CIK 1093672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,461,490 shares of common stock, outstanding at October 31, 2026.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Balance Sheets

September 30, 2026 and December 31, 2025

(Dollars in thousands)

	September 30,	December 31,
Assets	2026	2025
	(Unaudited)	(Audited)

Cash and due from banks	$26,194	27,721
Interest-bearing deposits	30,956	30,384
Cash and cash equivalents	57,150	58,105

Investment securities available for sale	341,558	377,363
Other investments	2,551	2,595
Total securities	344,109	379,958

Mortgage loans held for sale	733	1,136

Loans	1,302,938	1,204,388
Less allowance for credit losses	(10,698)	(10,126)
Net loans	1,292,240	1,194,262

Premises and equipment, net	13,955	14,162
Cash surrender value of life insurance	18,233	17,837
Right of use lease asset	2,976	3,477
Accrued interest receivable and other assets	32,794	33,211
Total assets	$1,762,190	1,702,148

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand	$401,807	394,563
Interest-bearing demand, MMDA & savings	870,953	760,883
Time, $250,000 and over	126,943	160,389
Other time	168,112	193,390
Total deposits	1,567,815	1,509,225

Junior subordinated debentures	15,464	15,464
Lease liability	3,122	3,615
Accrued interest payable and other liabilities	18,133	16,726
Total liabilities	1,604,534	1,545,030

Commitments and Contingencies

Shareholders' equity:

Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,461,490 shares at September 30, 2026 and 5,459,441 shares at December 31, 2025	48,782	48,708
Common stock held by deferred compensation trust, at cost; 140,655 shares at September 30, 2026 and 150,288 shares at December 31, 2025	(1,101)	(1,510)
Deferred compensation	1,101	1,510
Retained earnings	146,635	135,645
Accumulated other comprehensive loss	(37,761)	(27,235)
Total shareholders' equity	157,656	157,118

Total liabilities and shareholders' equity	$1,762,190	1,702,148

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Earnings

Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Interest and fees on loans	$19,034	17,174	54,703	49,838
Interest on due from banks	356	1,009	792	2,065
Interest on investment securities:
U.S. Government sponsored enterprises	1,903	1,990	5,772	6,338
State and political subdivisions	694	694	2,081	2,082
Other	356	538	1,397	1,772
Total interest income	22,343	21,405	64,745	62,095

Interest expense:
NOW, MMDA & savings deposits	3,276	2,868	9,221	8,249
Time deposits	2,155	3,174	7,107	9,459
Junior subordinated debentures	221	244	655	727
Total interest expense	5,652	6,286	16,983	18,435

Net interest income	16,691	15,119	47,762	43,660

Provision for credit losses	250	530	1,103	585

Net interest income after provision for (recovery of) credit losses	16,441	14,589	46,659	43,075

Non-interest income:
Service charges	1,481	1,404	4,265	4,188
Other service charges and fees	178	184	528	526
Loss on sale of securities, net	-	-	-	(4)
Mortgage banking income	114	149	398	217
Insurance and brokerage commissions	301	250	818	745
Appraisal management fee income	2,883	3,601	8,547	10,616
Miscellaneous	1,732	1,539	5,746	5,061
Total non-interest income	6,689	7,127	20,302	21,349

Non-interest expense:
Salaries and employee benefits	7,099	7,094	21,472	21,050
Occupancy	2,442	2,278	7,289	6,364
Professional fees	604	1,395	1,849	2,461
Advertising	317	266	807	764
Debit card expense	494	805	1,388	1,268
FDIC Insurance	202	196	593	578
Appraisal management fee expense	2,313	2,858	6,846	8,433
Miscellaneous	2,293	2,032	6,973	6,419
Total non-interest expense	15,764	16,924	47,217	47,337

Earnings before income taxes	7,366	4,792	19,744	17,087

Income tax expense	1,639	1,100	4,385	3,890

Net earnings	$5,727	3,692	15,359	13,197

Basic net earnings per share	$1.08	0.70	2.89	2.49
Diluted net earnings per share	$1.05	0.67	2.81	2.41
Cash dividends declared per share	$0.21	0.20	0.80	0.56

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net earnings	$5,727	3,692	15,359	13,197

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(10,674)	3,708	(13,507)	12,830
Reclassification adjustment for losses on securities available for sale included in net earnings	-	-	-	4
Total other comprehensive income (loss), before income taxes	(10,674)	3,708	(13,507)	12,834
Income tax expense (benefit) related to other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	(2,411)	845	(3,051)	2,923
Reclassification adjustment for losses on securities available for sale included in net earnings	-	-	-	1
Reduction in state tax adjustment			70	99
Total income tax expense (benefit) related to other comprehensive income	(2,411)	845	(2,981)	3,023
Total other comprehensive income (loss), net of tax	(8,263)	2,863	(10,526)	9,811

Total comprehensive income (loss)	$(2,536)	6,555	4,833	23,008

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Changes in Shareholders' Equity

Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands)

					Common Stock
					Held By	Accumulated
					Deferred	Other
	Common Stock		Retained	Deferred	Compensation	Comprehensive
	Shares	Amount	Earnings	Compensation	Trust	(Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance, December 31, 2025	5,459,441	$48,708	135,645	1,510	(1,510)	(27,235)	157,118

Restricted stock units exercised	2,049	74	-	-	-	-	74
Cash dividends declared on common stock ($0.38 per share)	-	-	(2,075)	-	-	-	(2,075)
Equity incentive plan, net	-	-	-	54	(54)	-	-
Net earnings	-	-	4,398	-	-	-	4,398
Other comprehensive loss	-	-	-	-	-	(1,398)	(1,398)
Balance, March 31, 2026	5,461,490	$48,782	137,968	1,564	(1,564)	(28,633)	158,117

Cash dividends declared on common stock ($0.21 per share)	-	-	(1,147)	-	-	-	(1,147)
Equity incentive plan, net	-	-	-	(483)	483	-	-
Net earnings	-	-	5,234	-	-	-	5,234
Other comprehensive loss	-	-	-	-	-	(865)	(865)
Balance, June 30, 2026	5,461,490	$48,782	142,055	1,081	(1,081)	(29,498)	161,339

Cash dividends declared on common stock ($0.21 per share)	-	-	(1,147)	-	-	-	(1,147)
Equity incentive plan, net	-	-	-	20	(20)	-	-
Net earnings	-	-	5,727	-	-	-	5,727
Other comprehensive loss	-	-	-	-	-	(8,263)	(8,263)
Balance, September 30, 2026	5,461,490	$48,782	146,635	1,101	(1,101)	(37,761)	157,656

Balance, December 31, 2024	5,457,646	$48,658	121,062	1,757	(1,757)	(39,157)	130,563

Restricted stock units exercised	1,795	50	-	-	-	-	50
Cash dividends declared on common stock ($0.36 per share)	-	-	(1,968)	-	-	-	(1,968)
Equity incentive plan, net	-	-	-	85	(85)	-	-
Net earnings	-	-	4,345	-	-	-	4,345
Other comprehensive income	-	-	-	-	-	5,518	5,518
Balance, March 31, 2025	5,459,441	$48,708	123,439	1,842	(1,842)	(33,639)	138,508

Cash dividends declared on common stock ($0.20 per share)	-	-	(1,093)	-	-	-	(1,093)
Equity incentive plan, net	-	-	-	(315)	315	-	-
Net earnings	-	-	5,160	-	-	-	5,160
Other comprehensive income	-	-	-	-	-	1,430	1,430
Balance, June 30, 2025	5,459,441	$48,708	127,506	1,527	(1,527)	(32,209)	144,005

Cash dividends declared on common stock ($0.20 per share)	-	-	(1,093)	-	-	-	(1,093)
Equity incentive plan, net	-	-	-	(4)	4	-	-
Net earnings	-	-	3,692	-	-	-	3,692
Other comprehensive income	-	-	-	-	-	2,863	2,863
Balance, September 30, 2025	5,459,441	$48,708	130,105	1,523	(1,523)	(29,346)	149,467

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands)

	2026	2025
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net earnings	$15,359	13,197
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,980	2,118
Provision for credit losses	1,103	585
Deferred income taxes	97	348
Gain on sale of held for mortgage loans	(348)	(188)
Loss on sale of investment securities net	-	4
Write-down of premises and equipment	-	71
Gain on sale of other real estate	-	(13)
Restricted stock expense	181	79
Proceeds from sales of mortgage loans held for sale	20,497	9,169
Origination of mortgage loans held for sale	(19,746)	(8,958)
Cash surrender value of life insurance	(396)	(365)
Change in:
Right of use lease asset	501	350
Other assets	292	453
Lease liability	(493)	(340)
Other liabilities	1,226	(428)

Net cash provided by operating activities	20,253	16,082

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,589)	(6,209)
Proceeds from calls and maturities of investment securities available for sale	4,000	3,000
Proceeds from sales of investment securities available for sale	-	12,733
Proceeds from paydowns of investment securities available for sale	24,332	13,786
Proceeds from paydowns of other investment securities	106	193
Proceeds from DOT settlement receivable	3,009	-
Purchase of FHLB stock	(35)	(11)
Net change in loans	(99,081)	(45,412)
Purchases of premises and equipment	(1,245)	(1,179)
Proceeds from bank owned life insurance	-	330
Proceeds from sale of other real estate and repossessions	-	382

Net cash used by investing activities	(75,503)	(22,387)

Cash flows from financing activities:
Net change in deposits	58,590	68,159
Restricted stock units vested	74	50
Cash dividends paid on common stock	(4,369)	(4,154)

Net cash provided by financing activities	54,295	64,055

Net change in cash and cash equivalents	(955)	57,750

Cash and cash equivalents at beginning of period	58,105	59,266
Cash and cash equivalents at end of period	$57,150	117,016

PEOPLES BANCORP OF NORTH CAROLINA, INC.

Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands)

	2026	2025
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,126	18,478
Income taxes	$4,011	4,011

Noncash investing and financing activities:
Change in unrealized loss on investment securities available for sale, net	$(10,526)	9,811
Initial recognition of lease right-of-use asset and lease liability	$-	263

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

Recent Accounting Pronouncements

The following table provides a summary of Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) that the Company has not adopted as of September 30, 2026, which may impact the Company’s financial statements.

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

The following table presents the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Beginning balance	$(29,498)	$(32,209)	$(27,235)	$(39,157)
Other comprehensive income (loss) before reclassifications, net	(8,263)	2,863	(10,456)	9,907
Amounts reclassified from accumulated other comprehensive loss, net	-	-	-	3
Reduction in state tax rate adjustment, net	-	-	(70)	(99)
Net current period other comprehensive income (loss)	(8,263)	2,863	(10,526)	9,811
Ending balance	$(37,761)	$(29,346)	$(37,761)	$(29,346)

(3) Net Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the applicable period is used to compute equivalent shares.

Shares held in the deferred compensation plan by the deferred compensation trust are excluded for purposes of calculating the weighted average number of shares outstanding and basic earnings per share in accordance with ASC 260-10-45-40 and ASC 260-10-45-45 through ASC 260-10-45-46. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 is as follows:

For the three months ended September 30, 2026

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$5,727	5,320,728	$1.08
Effect of dilutive securities:
Restricted stock units - unvested		10,756
Shares held in deferred comp plan by deferred compensation trust		140,409
Diluted earnings per share	$5,727	5,471,893	$1.05

For the nine months ended September 30, 2026

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$15,359	5,316,764	$2.89
Effect of dilutive securities:
Restricted stock units - unvested		9,610
Shares held in deferred comp plan by deferred compensation trust		145,472
Diluted earnings per share	$15,359	5,471,846	$2.81

For the three months ended September 30, 2025

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$3,692	5,309,028	$0.70
Effect of dilutive securities:
Restricted stock units - unvested		12,151
Shares held in deferred comp plan by deferred compensation trust		150,443
Diluted earnings per share	$3,692	5,471,622	$0.67

For the nine months ended September 30, 2025

	Net Earnings (Dollars in thousands)	Weighted Average Number of Shares	Per Share Amount
Basic earnings per share	$13,197	5,303,953	$2.49
Effect of dilutive securities:
Restricted stock units - unvested		11,098
Shares held in deferred comp plan by deferred compensation trust		154,502
Diluted earnings per share	$13,197	5,469,553	$2.41

(4) Investment Securities

Investment securities available for sale at September 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)
	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,991	-	386	7,605
U.S. Government sponsored enterprises	4,859	-	418	4,441
GSE - Mortgage-backed securities	221,390	-	21,822	199,568
Private label mortgage-backed securities	26,923	8	1,106	25,825
State and political subdivisions	129,170	-	25,051	104,119
Total	$390,333	8	48,783	341,558

(Dollars in thousands)
	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,987	-	378	7,609
U.S. Government sponsored enterprises	5,545	-	343	5,202
GSE - Mortgage-backed securities	227,161	202	15,447	211,916
Private label mortgage-backed securities	42,575	153	666	42,062
State and political subdivisions	129,363	-	18,789	110,574
Total	$412,631	355	35,623	377,363

The current fair value and associated unrealized losses on investments in securities with unrealized losses at September 30, 2026 and December 31, 2025 are summarized in the tables below, with the length of time the individual securities have been in a continuous loss position.

(Dollars in thousands)
	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,605	386	7,605	386
U.S. Government sponsored enterprises	-	-	4,441	418	4,441	418
GSE -Mortgage-backed securities	22,732	1,501	176,836	20,321	199,568	21,822
Private label mortgage-backed securities	11,241	164	14,303	942	25,544	1,106
State and political subdivisions	1,680	332	102,439	24,719	104,119	25,051
Total	$35,653	1,997	305,624	46,786	341,277	48,783

(Dollars in thousands)
	December 31, 2025
	December 31, 2025		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$-	-	7,609	378	7,609	378
U.S. Government sponsored enterprises	-	-	5,202	343	5,202	343
GSE -Mortgage-backed securities	12,247	183	188,092	15,264	200,339	15,447
Private label mortgage-backed securities	14,156	28	15,858	638	30,014	666
State and political subdivisions	-	-	110,573	18,789	110,573	18,789
Total	$26,403	211	327,334	35,412	353,737	35,623

At September 30, 2026, unrealized losses in the investment securities portfolio relating to debt securities totaled $48.8 million. The unrealized losses on these debt securities arose primarily due to changes in market interest rates and were not attributable to credit-related factors. From the September 30, 2026 table above, both of the U.S. Treasury securities, all 110 of the securities issued by state and political subdivisions, all six of the securities issued by U.S. Government sponsored enterprises (“GSE”), 118 of the 119 GSE mortgage-backed securities, and all 12 of the private label mortgage-backed securities contained unrealized losses. The Company did not have any reserves on securities at September 30, 2026, as no credit related losses were identified in the Company’s September 30, 2026 analysis. At December 31, 2025, unrealized losses in the investment securities portfolio relating to debt securities totaled $35.6 million. The unrealized losses on these debt securities arose primarily due to changes in market interest rates and were not attributable to credit-related factors. From the December 31, 2025 tables above, both of the U.S. Treasury securities, all 108 of the securities issued by state and political subdivisions, all six of the securities issued by GSEs, 110 of the 116 GSE mortgage-backed securities, and 11 of the 17 private label mortgage-backed securities contained unrealized losses. The Company did not have any reserves on securities at December 31, 2025, as no credit related losses were identified in the Company’s December 31, 2025 analysis.

The amortized cost and estimated fair value of investment securities available for sale, other than GSE mortgage-backed securities, at September 30, 2026, are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2026
(Dollars in thousands)
	Amortized Cost	Fair Value
Due within one year	$4,827	4,786
Due from one to five years	43,723	39,940
Due from five to ten years	73,987	58,412
Due after ten years	46,406	38,852
GSE - Mortgage-backed securities	221,390	199,568
Total	$390,333	341,558

No securities available for sale were sold during the three and nine months ended September 30, 2026. No securities available for sale were sold during the three months ended September 30, 2025. During the nine months ended September 30, 2025, proceeds from sales of securities available for sale were $12.7 million and resulted in gross losses of $47,000 and gross gains of $43,000.

Securities with a fair value of approximately $20.8 million and $40.7 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes as required by law.

(5) Loans

Major classifications of loans at September 30, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)
	September 30, 2026	December 31, 2025
Real estate loans:
Construction and land development	$135,304	124,089
Single-family residential	427,334	403,992
Commercial	566,435	525,099
Multifamily and farmland	75,324	73,361
Total real estate loans	1,204,397	1,126,541

Loans not secured by real estate:
Commercial	72,575	63,035
Farm	1,108	318
Consumer	13,657	6,260
All other	11,201	8,234

Total loans	1,302,938	1,204,388

Less allowance for credit losses	(10,698)	(10,126)

Total net loans	$1,292,240	1,194,262

The above table includes deferred costs, net of deferred fees, totaling $252,000 and $455,000 at September 30, 2026 and December 31, 2025, respectively.

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

The following tables present an age analysis of past due loans, by loan type, as of September 30, 2026 and December 31, 2025:

September 30, 2026
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$177	-	177	135,127	135,304	-
Single-family residential	936	3,564	4,500	422,834	427,334	-
Commercial	928	668	1,596	564,839	566,435	-
Multifamily and farmland	-	-	-	75,324	75,324	-
Total real estate loans	2,041	4,232	6,273	1,198,124	1,204,397	-

Loans not secured by real estate:
Commercial	15	112	127	72,448	72,575	-
Farm	-	-	-	1,108	1,108	-
Consumer	39	3	42	13,615	13,657	-
All other	-	-	-	11,201	11,201	-
Total loans	$2,095	4,347	6,442	1,296,496	1,302,938	-

December 31, 2025
(Dollars in thousands)
	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Total Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate loans:
Construction and land development	$202	58	260	123,829	124,089	-
Single-family residential	4,635	3,642	8,277	395,715	403,992	-
Commercial	299	476	775	524,324	525,099	-
Multifamily and farmland	-	-	-	73,361	73,361	-
Total real estate loans	5,136	4,176	9,312	1,117,229	1,126,541	-

Loans not secured by real estate:
Commercial	-	-	-	63,035	63,035	-
Farm	-	-	-	318	318	-
Consumer	26	-	26	6,234	6,260	-
All other	-	-	-	8,234	8,234	-
Total loans	$5,162	4,176	9,338	1,195,050	1,204,388	-

The following table presents non-accrual loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	-	-
Single-family residential	694	2,870	3,564
Commercial	370	298	668
Multifamily and farmland	-	-	-
Total real estate loans	1,064	3,168	4,232

Loans not secured by real estate:
Commercial	-	112	112
Consumer	-	3	3
Total	$1,064	3,283	4,347

	December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	With No	With	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans
Real estate loans:
Construction and land development	$-	58	58
Single-family residential	-	3,642	3,642
Commercial	-	476	476
Multifamily and farmland	-	-	-
Total real estate loans	-	4,176	4,176

Loans not secured by real estate:
Commercial	-	-	-
Consumer	-	-	-
Total	$-	4,176	4,176

No interest income was recognized on non-accrual loans for the nine months ended September 30, 2026 and 2025.

A loan may be individually evaluated for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other assets. Non-accrual loans with an outstanding balance of $250,000 or greater are individually evaluated and totaled $1.1 million and $430,000 at September 30, 2026 and December 31, 2025, respectively. Non-accrual loans evaluated collectively as a pool totaled $3.3 million and $3.7 million at September 30, 2026 and December 31, 2025, respectively. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by estimated liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectible.

The following table details the amortized cost of collateral dependent loans and any related allowance at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
		Allowance for		Allowance for
(Dollars in thousands)	Amortized Cost	Credit Losses	Amortized Cost	Credit Losses
Real estate loans:
Construction and land development	$-	-	58	1
Single-family residential	3,564	25	3,642	31
Commercial	668	1	476	55
Multifamily and farmland	-	-	-	-
Total real estate loans	4,232	26	4,176	87

Loans not secured by real estate:
Commercial	112	1	-	-
Consumer	3	-	-	-
Total	$4,347	27	4,176	87

The following tables provide a breakdown of collateral dependent loans by collateral type and collateral coverage at September 30, 2026 and December 31, 2025. These tables also show non-accrual loans not considered to be collateral dependent at September 30, 2026 and December 31, 2025.

	September 30, 2026
					Financial Assets
(Dollars in thousands)	Residential	Developed	Commercial	Business	Not Considered
	Property	Land	Property	Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$-	-	-	-	-	-
Single-family residential	3,564	-	-	-	-	3,564
Commercial	-	-	668	-	-	668
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,564	-	668	-	-	4,232

Loans not secured by real estate:
Commercial	-	-	-	112	-	112
Consumer	-	-	-	-	3	3
Total	$3,564	-	668	112	3	4,347
Collateral Value	$13,300	-	813	123

	December 31, 2025
					Financial Assets
(Dollars in thousands)	Residential	Developed	Commercial	Business	Not Considered
	Property	Land	Property	Assets	Collateral Dependent	Total
Real estate loans:
Construction and land development	$58	-	-	-	-	58
Single-family residential	3,642	-	-	-	-	3,642
Commercial	-	-	476	-	-	476
Multifamily and farmland	-	-	-	-	-	-
Total real estate loans	3,700	-	476	-	-	4,176

Loans not secured by real estate:
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$3,700	-	476	-	-	4,176
Collateral Value	$13,276	-	487	-

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

No loans to borrowers experiencing financial difficulty were modified during the three and nine months ended September 30, 2026 and 2025.

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

The following tables present changes in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025.

(Dollars in thousands)
	Real Estate Loans
	Construction and Land Development	Single-Family Residential	Commercial	Multifamily and Farmland	Commercial	Farm	Consumer and All Other	Total
Three months ended September 30, 2026
Allowance for credit losses:
Beginning balance	3,406	3,648	2,490	231	550	1	304	10,630
Charge-offs	-	-	-	-	(5)	-	(139)	(144)
Recoveries	-	1	-	-	13	-	31	45
Provision (recovery) for loan losses (1)	13	9	31	9	4	1	100	167
Ending balance	3,419	3,658	2,521	240	562	2	296	10,698
Allowance for credit loss-loans	3,419	3,658	2,521	240	562	2	296	10,698
Allowance for credit losses loan commitments	1,617	-	10	-	38	-	3	1,668
Total allowance for credit losses	5,036	3,658	2,531	240	600	2	299	12,366

Nine months ended September 30, 2026
Allowance for credit losses:
Beginning balance	3,302	3,497	2,475	234	453	1	164	10,126
Charge-offs	-	-	-	-	(14)	-	(477)	(491)
Recoveries	-	2	-	-	68	-	155	225
Provision (recovery) for loan losses (1)	117	159	46	6	55	1	454	838
Ending balance	3,419	3,658	2,521	240	562	2	296	10,698
Allowance for credit loss-loans	3,419	3,658	2,521	240	562	2	296	10,698
Allowance for credit losses loan commitments	1,617	-	10	-	38	-	3	1,668
Total allowance for credit losses	5,036	3,658	2,531	240	600	2	299	12,366

(1)

Excludes provision for credit losses related to unfunded commitments. Note 7, "Commitments and Contingencies", in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

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

(1)

Excludes provision for credit losses related to unfunded commitments. Note 7, "Commitments and Contingencies", in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments.

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

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of September 30, 2026.

								Rounding adjustments
(Dollars in thousands)	Term Loans by Origination Year						Revolving	Revolving Loans Converted to	Total
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Loans
September 30, 2026
Real Estate Loans
Construction and land development
Pass	$49,710	35,541	8,043	19,796	11,437	7,244	-	3,457	135,228
Watch	-	-	-	50	-	-	-	-	50
Substandard	-	-	-	-	-	26	-	-	26
Total Construction and land development	$49,710	35,541	8,043	19,846	11,437	7,270	-	3,457	135,304
Single family
Pass	$35,334	40,553	23,057	28,609	61,776	101,323	130,649	-	421,301
Watch	-	-	-	-	204	1,678	-	-	1,882
Substandard	-	122	105	236	751	2,772	165	-	4,151
Total single family	$35,334	40,675	23,162	28,845	62,731	105,773	130,814	-	427,334
Commercial
Pass	$91,598	79,199	58,720	39,103	127,670	163,985	4,594	-	564,869
Watch	-	-	-	-	-	898	-	-	898
Substandard	-	370	-	115	-	183	-	-	668
Total commercial	$91,598	79,569	58,720	39,218	127,670	165,066	4,594	-	566,435
Multifamily and farmland
Pass	$5,835	12,489	1,195	6,827	16,703	31,609	632	-	75,290
Watch	-	-	-	-	-	34	-	-	34
Substandard	-	-	-	-	-	-	-	-	-
Total multifamily and farmland	$5,835	12,489	1,195	6,827	16,703	31,643	632	-	75,324
Total real estate loans	$182,477	168,274	91,120	94,736	218,541	309,752	136,040	3,457	1,204,397
Loans not secured by real estate
Commercial
Pass	$19,674	11,058	6,006	4,270	2,177	9,403	19,803	-	72,391
Watch	-	-	-	-	-	72	-	-	72
Substandard	-	-	-	-	112	-	-	-	112
Total Commercial	$19,674	11,058	6,006	4,270	2,289	9,475	19,803	-	72,575
Farm
Pass	$695	36	28	141	-	-	208	-	1,108
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$695	36	28	141	-	-	208	-	1,108
Consumer
Pass	$9,257	1,292	476	308	166	90	2,051	-	13,640
Watch	-	-	-	-	14	-	-	-	14
Substandard	-	-	-	-	-	3	-	-	3
Total consumer	$9,257	1,292	476	308	180	93	2,051	-	13,657
All other
Pass	$4,170	78	-	28	5,390	1,535	-	-	11,201
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$4,170	78	-	28	5,390	1,535	-	-	11,201
Total loans not secured by real estate	$33,796	12,464	6,510	4,747	7,859	11,103	22,062	-	98,541
Total loans	$216,273	180,738	97,630	99,483	226,400	320,855	158,102	3,457	1,302,938

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs during the nine months ended September 30, 2026.

September 30, 2026								Revolving Loans
(Dollars in thousands)	Gross Loan Charge-offs by Origination Year						Revolving	Converted to	Total
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	-	-	-	-	-	-	-
Single-family residential	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	-	-	-	-	-	-	-
Loans not secured by real estate:
Commercial	-	-	-	-	-	14	-	-	14
Consumer	-	34	-	-	1	442	-	-	477
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$-	34	-	-	1	456	-	-	491

The following table presents by credit quality indicator, loan class and year of origination, the amortized cost of the Bank’s loans as of December 31, 2025.

								Revolving Loans
(Dollars in thousands)	Term Loans by Origination Year						Revolving	Converted to	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans

Real Estate Loans
Construction and land development
Pass	$41,682	23,371	22,111	19,201	4,426	7,331	-	5,421	123,543
Watch	-	-	-	-	436	-	-	-	436
Substandard	-	-	58	-	-	52	-	-	110
Total Construction and land development	$41,682	23,371	22,169	19,201	4,862	7,383	-	5,421	124,089
Single family
Pass	$36,508	23,334	32,831	67,865	40,429	74,262	122,541	-	397,770
Watch	-	-	-	600	-	1,280	-	-	1,880
Substandard	97	108	195	-	91	3,096	755	-	4,342
Total single family	$36,605	23,442	33,026	68,465	40,520	78,638	123,296	-	403,992
Commercial
Pass	$85,400	60,520	43,489	135,504	64,216	130,607	3,818	-	523,554
Watch	-	-	-	-	-	1,070	-	-	1,070
Substandard	-	-	-	430	45	-	-	-	475
Total commercial	$85,400	60,520	43,489	135,934	64,261	131,677	3,818	-	525,099
Multifamily and farmland
Pass	$12,250	1,250	7,910	18,603	19,874	13,336	100	-	73,323
Watch	-	-	-	-	-	38	-	-	38
Substandard	-	-	-	-	-	-	-	-	-
Total multifamily and farmland	$12,250	1,250	7,910	18,603	19,874	13,374	100	-	73,361
Total real estate loans	$175,937	108,583	106,594	242,203	129,517	231,072	127,214	5,421	1,126,541
Loans not secured by real estate
Commercial
Pass	$13,435	7,125	10,925	3,391	1,675	9,477	16,799	-	62,827
Watch	-	-	-	125	14	69	-	-	208
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial	$13,435	7,125	10,925	3,516	1,689	9,546	16,799	-	63,035
Farm
Pass	$91	39	154	4	-	-	30	-	318
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total farm	$91	39	154	4	-	-	30	-	318
Consumer
Pass	$2,085	866	612	333	77	73	2,197	-	6,243
Watch	-	-	-	17	-	-	-	-	17
Substandard	-	-	-	-	-	-	-	-	-
Total consumer	$2,085	866	612	350	77	73	2,197	-	6,260
All other
Pass	$550	-	45	5,315	-	2,248	76	-	8,234
Watch	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total all other	$550	-	45	5,315	-	2,248	76	-	8,234
Total loans not secured by real estate	$16,161	8,030	11,736	9,185	1,766	11,867	19,102	-	77,847
Total loans	$192,098	116,613	118,330	251,388	131,283	242,939	146,316	5,421	1,204,388

The following table presents by credit quality indicator, loan class and year of origination, gross loan charge-offs during the year ended December 31, 2025.

December 31, 2025								Revolving Loans
(Dollars in thousands)	Gross Loan Charge-offs by Origination Year						Revolving	Converted to	Total
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Loans
Real estate loans:
Construction and land development	$-	-	31	-	-	-	-	-	31
Single-family residential	-	-	-	-	-	-	5	-	5
Commercial	-	-	-	-	-	-	-	-	-
Multifamily and farmland	-	-	-	-	-	-	-	-	-
Total real estate loans	-	-	31	-	-	-	5	-	36
Loans not secured by real estate:
Commercial	100	-	27	39	9	112	-	-	287
Consumer	16	6	2	4	-	501	-	-	529
All other	-	-	-	-	-	-	-	-	-

Total gross charge-offs	$116	6	60	43	9	613	5	-	852

(6) Leases

As of September 30, 2026, the Bank had operating right of use assets of $3.0 million and operating lease liabilities of $3.1 million. As of December 31, 2025, the Bank had operating right of use assets of $3.5 million and operating lease liabilities of $3.6 million. The Bank maintains operating leases on land and buildings for some of the Bank’s branch facilities and loan production offices. Most leases include one option to renew, with renewal terms extending up to 15 years. The decision on whether to include lease extension/renewal periods in lease accounting calculations is based on the judgment of management as to whether or not a lease extension/renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Bank if the option is not exercised.

The following table presents lease cost and other lease information as of September 30, 2026 and 2025.

(Dollars in thousands)
	September 30, 2026	September 30, 2025

Operating lease cost	$577	$628

Other information:
Cash paid for amounts included in the measurement of lease liabilities	567	617
Operating cash flows from operating leases	-	-
Right-of-use assets obtained in exchange for new lease liabilities - operating leases	-	263
Weighted-average remaining lease term - operating leases	6.95	7.50
Weighted-average discount rate - operating leases	2.95%	2.98%

The following table presents lease maturities as of September 30, 2026.

(Dollars in thousands)

Maturity Analysis of Operating Lease Liabilities:	September 30, 2026

2026	$183
2027	657
2028	515
2029	422
2030	424
Thereafter	1,270
Total	3,471
Less: Imputed Interest	(349)
Operating Lease Liability	$3,122

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

(Dollars in thousands)
	Contractual Amount
	9/30/2026	12/31/25
Financial instruments whose contract amount represent credit risk:

Commitments to extend credit	$387,502	366,461

Standby letters of credit	$1,639	1,576

Commitments to extend credit are conditional agreements to lend to a customer. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $389.1 million does not necessarily represent future cash requirements.

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on historical funding activity and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $1.7 million and $1.4 million at September 30, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2026 and 2025.

(Dollars in thousands)	For three months ended		For nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Beginning Balance	$1,585	$1,258	$1,403	$1,101
Provision for (recovery of) credit losses	83	(82)	265	75
Ending balance	$1,668	$1,176	$1,668	$1,176

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

The tables below present all financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)
	September 30, 2026
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Available for sale securities:
U.S. Treasuries	$7,605	-	7,605	-
U.S. Government sponsored enterprises	4,441	-	4,441	-
GSE - Mortgage-backed securities	199,568	-	199,568	-
Private label mortgage-backed securities	25,825	-	25,825	-
State and political subdivisions	104,119	-	104,119	-
Total available for sale securities	$341,558	-	341,558	-
Mutual funds held in deferred compensation trust	$3,279	3,279	-	-

(Dollars in thousands)
	December 31, 2025
	Fair Value Measurements	Level 1 Valuation	Level 2 Valuation	Level 3 Valuation
Available for sale securities:
U.S. Treasuries	$7,609	-	7,609	-
U.S. Government sponsored enterprises	5,202	-	5,202	-
GSE - Mortgage-backed securities	211,916	-	211,916	-
Private label mortgage-backed securities	42,062	-	42,062	-
State and political subdivisions	110,574	-	110,574	-
Total available for sale securities	$377,363	-	377,363	-
Mutual funds held in deferred compensation trust	$2,855	2,855	-	-

The fair value measurements for individually evaluated loans and other real estate on a non-recurring basis at September 30, 2026 and December 31, 2025 are presented below. The fair value measurement process uses certified appraisals and other market-based information; however, in many cases, it also requires significant input based on management’s knowledge of, and judgment about, current market conditions, specific issues relating to the collateral and other matters. As a result, all fair value measurements for individually evaluated loans and other real estate are considered Level 3.

(Dollars in thousands)
	Fair Value September 30, 2026	Fair Value December 31, 2025	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Individually evaluated loans	$-	$375	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0-50%

The carrying amount and estimated fair value of financial instruments at September 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)
		Fair Value Measurements at September 30, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$57,150	57,150	-	-	57,150
Investment securities available for sale	341,558	-	341,558	-	341,558
Other investments	2,551	-	-	2,551	2,551
Mortgage loans held for sale	733	-	733	-	733
Loans, net	1,292,240	-	-	1,298,222	1,298,222
Mutual funds held in deferred compensation trust	3,279	3,279	-	-	3,279

Liabilities:
Deposits	$1,567,815	-	1,569,463	-	1,569,463
Junior subordinated debentures	15,464	-	15,464	-	15,464

(Dollars in thousands)
		Fair Value Measurements at December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$58,105	58,105	-	-	58,105
Investment securities available for sale	377,363	-	377,363	-	377,363
Other investments	2,595	-	-	2,595	2,595
Mortgage loans held for sale	1,136	-	1,136	-	1,136
Loans, net	1,194,262	-	-	1,197,371	1,197,371
Mutual funds held in deferred compensation trust	2,855	2,855	-	-	2,855

Liabilities:
Deposits	$1,509,225	-	1,511,596	-	1,511,596
Junior subordinated debentures	15,464	-	15,464	-	15,464

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

(Dollars in thousands)
	Banking
	Operations	CBRES	Other	Consolidated
As of and for the three months ended September 30, 2026
Interest income	$22,336	-	7	22,343
Interest expense	5,431	-	221	5,652
Net interest income	16,905	-	(214)	16,691
Provision for credit losses	250	-	-	250
Noninterest income	3,806	-	-	3,806
Appraisal management fee income	-	2,883	-	2,883
Salaries and employee benefits	6,781	218	100	7,099
Occupancy	2,441	1	-	2,442
Appraisal management fee expense	-	2,313	-	2,313
Noninterest expense	3,654	179	77	3,910
Income tax expense (benefit)	1,682	39	(82)	1,639
Net income (loss)	$5,903	133	(309)	5,727
Total assets	$1,755,918	5,670	602	1,762,190
As of and for the three months ended September 30, 2025
Interest income	$21,398	-	7	21,405
Interest expense	6,042	-	244	6,286
Net interest income	15,356	-	(237)	15,119
Provision for credit losses	530	-	-	530
Noninterest income	3,526	-	-	3,526
Appraisal management fee income	-	3,601	-	3,601
Salaries and employee benefits	6,767	238	89	7,094
Occupancy	2,273	5	-	2,278
Appraisal management fee expense	-	2,858	-	2,858
Noninterest expense	4,400	217	77	4,694
Income tax expense (benefit)	1,120	64	(84)	1,100
Net income (loss)	$3,792	219	(319)	3,692
Total assets	$1,732,531	5,042	763	1,738,336
As of and for the nine months ended September 30, 2026
Interest income	$64,725	-	20	64,745
Interest expense	16,328	-	655	16,983
Net interest income	48,397	-	(635)	47,762
Provision for credit losses	1,103	-	-	1,103
Noninterest income	11,755	-	-	11,755
Appraisal management fee income	-	8,547	-	8,547
Salaries and employee benefits	20,562	625	285	21,472
Occupancy	7,287	2	-	7,289
Appraisal management fee expense	-	6,846	-	6,846
Noninterest expense	10,837	517	256	11,610
Income tax expense (benefit)	4,506	126	(247)	4,385
Net income (loss)	$15,857	431	(929)	15,359
Total assets	$1,755,918	5,670	602	1,762,190
As of and for the nine months ended September 30, 2025
Interest income	$62,073	-	22	62,095
Interest expense	17,708	-	727	18,435
Net interest income	44,365	-	(705)	43,660
Provision for credit losses	585	-	-	585
Noninterest income	10,733	-	-	10,733
Appraisal management fee income	-	10,616	-	10,616
Salaries and employee benefits	20,128	638	284	21,050
Occupancy	6,348	16	-	6,364
Appraisal management fee expense	-	8,433	-	8,433
Noninterest expense	10,621	632	237	11,490
Income tax expense (benefit)	3,942	205	(257)	3,890
Net income (loss)	$13,474	692	(969)	13,197
Total assets	$1,732,531	5,042	763	1,738,336

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

The Federal Reserve Federal Open Market Committee (“FOMC”) increased the target federal funds rate 500 basis points between March 2022 and July 2023 to address the supply-chain disruption and rising inflation that had developed in the markets. Between September 2024 and December 2025, the FOMC lowered the target federal funds rate by 175 basis points. In September 2026, the FOMC increased the target range by 25 basis points to 3.75% to 4.00%, where it remained at September 30, 2026. We believe that economic conditions in our market area continue to be relatively stable and as a result businesses in our market area continue to grow and invest. Our experience is that the uncertainty expressed in the national and international markets through the primary economic indicators of activity are not as pronounced in our local market, and as a result we expect continued moderate economic growth in our market area.

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

Results of Operations

Summary. Net earnings were $5.7 million or $1.08 per share and $1.05 per diluted share for the three months ended September 30, 2026, as compared to $3.7 million or $0.70 per share and $0.67 per diluted share for the same period one year ago. The increase in third quarter net earnings is primarily attributable to an increase in net interest income, a decrease in the provision for credit losses and a decrease in non-interest expense which were partially offset by a decrease in non-interest income, compared to the prior year period, as discussed below.

Net earnings were $15.4 million or $2.89 per share and $2.81 per diluted share for the nine months ended September 30, 2026, compared to $13.2 million or $2.49 per share and $2.41 per diluted share for the same period one year ago. The increase in year-to-date net earnings is primarily attributable to an increase in net interest income and a decrease in non-interest expense, which were partially offset by an increase in the provision for credit losses and a decrease in non-interest income, compared to the prior year period, as discussed below.

The annualized return on average assets was 1.18% for the nine months ended September 30, 2026, compared to 1.05% for the same period one year ago, and annualized return on average shareholders’ equity was 12.60% for the nine months ended September 30, 2026, compared to 12.52% for the same period one year ago.

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

Net interest income was $16.7 million for the three months ended September 30, 2026, compared to $15.1 million for the three months ended September 30, 2025. The increase in net interest income is due to a $938,000 increase in interest income and a $634,000 decrease in interest expense. Net interest income after the provision for credit losses was $16.4 million for the three months ended September 30, 2026, compared to $14.6 million for the three months ended September 30, 2025. The provision for credit losses for the three months ended September 30, 2026 was $250,000, compared to $530,000 for the three months ended September 30, 2025. The decrease in the provision for credit losses reflects decreases of $6.8 million in pooled commercial construction loan balances and $14.7 million in pooled non-owner-occupied commercial real estate loan balances during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Additionally, the decrease in the provision for credit losses includes a $99,000 decrease in net charge-offs during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Interest income was $22.3 million for the three months ended September 30, 2026, compared to $21.4 million for the three months ended September 30, 2025. The increase in net interest income is due to a $938,000 increase in interest income and a $634,000 decrease in interest expense. The increase in interest income is primarily due to a $1.9 million increase in interest income and fees on loans, which was partially offset by a $653,000 decrease in interest income on balances due from banks and a $269,000 decrease in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans. The decrease in interest income on balances due from banks is due to a decrease in average balances outstanding and rate decreases implemented by the FOMC from September 2025 through December 2025. The decrease in interest income on investment securities is due to a reduction in balances outstanding and decreases in yields on variable rate securities. During the three months ended September 30, 2026, average loans were $1.28 billion, an increase of $113.6 million from average loans of $1.17 billion for the three months ended September 30, 2025. During the three months ended September 30, 2026, average investment securities were $398.1 million, a decrease of $16.6 million from average investment securities of $414.7 million for the three months ended September 30, 2025. The average yield on loans for the three months ended September 30, 2026 and 2025 was 5.88% and 5.82%, respectively. The average yield on investment securities available for sale was 2.96% and 3.10% for the three months ended September 30, 2026 and 2025, respectively. The average yield on earning assets was 5.15% and 5.07% for the three months ended September 30, 2026 and 2025, respectively.

Interest expense was $5.7 million for the three months ended September 30, 2026, compared to $6.3 million for the three months ended September 30, 2025. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities resulting from rate decreases implemented by the FOMC from September 2025 through December 2025 and a $12.2 million decrease in time deposits from June 30, 2026 to September 30, 2026. During the three months ended September 30, 2026, average interest-bearing non-maturity deposits were $847.3 million, an increase of $80.5 million from average interest-bearing non-maturity deposits of $766.8 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, average certificates of deposit were $303.2 million, a decrease of $55.1 million from average certificates of deposit of $358.3 million for the three months ended September 30, 2025. The average rate paid on interest-bearing checking and savings accounts was 1.53% and 1.48% for the three months ended September 30, 2026 and 2025, respectively. The average rate paid on certificates of deposit was 2.82% for the three months ended September 30, 2026, compared to 3.51% for the same period one year ago. The average rate paid on interest-bearing liabilities was 1.92% for the three months ended September 30, 2026, compared to 2.19% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the three months ended September 30, 2026 and 2025. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the three months ended September 30, 2026 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.58% for securities that are both federal and state tax exempt and an effective tax rate of 20.58% for federal tax-exempt securities. Yields and interest income on tax-exempt investments for the three months ended September 30, 2025 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Three months ended			Three months ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,284,318	$19,034	5.88%	$1,170,760	$17,174	5.82%
Investments - taxable	263,981	2,259	3.40%	279,339	2,523	3.58%
Investments - nontaxable*	134,134	699	2.07%	135,342	703	2.06%
Due from banks	38,797	356	3.64%	90,667	1,009	4.42%

Total interest-earning assets	1,721,230	22,348	5.15%	1,676,108	21,409	5.07%

Non-interest earning assets:
Cash and due from banks	27,635			27,940
Allowance for credit losses	(10,609)			(9,771)
Other assets	26,602			23,800

Total assets	$1,764,858			$1,718,077

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$847,285	$3,276	1.53%	$766,758	$2,868	1.48%
Time deposits	303,223	2,155	2.82%	358,334	3,174	3.51%
Junior subordinated debentures	15,464	221	5.67%	15,464	244	6.26%

Total interest-bearing liabilities	1,165,972	5,652	1.92%	1,140,556	6,286	2.19%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	424,551			420,737
Other liabilities	14,621			14,294
Shareholders' equity	159,714			142,490

Total liabilities and shareholders' equity	$1,764,858			$1,718,077

Net interest spread		$16,696	3.23%		$15,123	2.88%

Net yield on interest-earning assets			3.85%			3.58%

Taxable equivalent adjustment
Investment securities		$5			$4

Net interest income		$16,691			$15,119

*

Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $4.9 million in 2026 and $5.8 million in 2025. Tax rates of 2.00% and 2.25% were used to calculate the tax equivalent yields on these securities in 2026 and 2025, respectively.

Net interest income was $47.8 million for the nine months ended September 30, 2026, compared to $43.7 million for the nine months ended September 30, 2025. The increase in net interest income is due to a $2.7 million increase in interest income and a $1.5 million decrease in interest expense. Net interest income after the provision for credit losses was $46.7 million for the nine months ended September 30, 2026, compared to $43.1 million for the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2026 was $1.1 million, compared to $585,000 for the nine months ended September 30, 2025. The increase in the provision for credit losses reflects continued growth in total loans, which increased $98.6 million during the nine months ended September 30, 2026, compared to an increase of $45.0 million during the nine months ended September 30, 2025.

Interest income was $64.7 million for the nine months ended September 30, 2026, compared to $62.1 million for the nine months ended September 30, 2025. The increase in interest income is primarily due to a $4.9 million increase in interest income and fees on loans, which was partially offset by a $1.3 million decrease in interest income on balances due from banks and a $942,000 decrease in interest income on investment securities. The increase in interest income and fees on loans is primarily due to an increase in total loans. The decrease in interest income on balances due from banks is due to a decrease in average balances outstanding and rate decreases implemented by the FOMC from September 2025 through December 2025. The decrease in interest income on investment securities is due to a reduction in balances outstanding and decreases in yields on variable rate securities. During the nine months ended September 30, 2026, average loans were $1.25 billion, an increase of $96.8 million from average loans of $1.16 billion for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, average investment securities were $407.5 million, a decrease of $15.8 million from average investment securities of $423.3 million for the nine months ended September 30, 2025. The average yield on loans for the nine months ended September 30, 2026 and 2025 was 5.84% and 5.76%, respectively. The average yield on investment securities available for sale was 3.02% and 3.19% for the nine months ended September 30, 2026 and 2025, respectively. The average yield on earning assets was 5.12% and 5.06% for the nine months ended September 30, 2026 and 2025, respectively.

Interest expense was $17.0 million for the nine months ended September 30, 2026, compared to $18.4 million for the nine months ended September 30, 2025. The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing liabilities resulting from rate decreases implemented by the FOMC from September 2025 through December 2025 and a $58.7 million decrease in time deposits from December 31, 2025 to September 30, 2026. During the nine months ended September 30, 2026, average interest-bearing non-maturity deposits were $814.0 million, an increase of $59.2 million from average interest-bearing non-maturity deposits of $754.8 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, average certificates of deposit were $319.6 million, a decrease of $31.4 million from average certificates of deposit of $351.0 million for the nine months ended September 30, 2025. The average rate paid on interest-bearing checking and savings accounts was 1.51% and 1.46% for the nine months ended September 30, 2026 and 2025, respectively. The average rate paid on certificates of deposit was 2.97% for the nine months ended September 30, 2026, compared to 3.60% for the same period one year ago. The average rate paid on interest-bearing liabilities was 1.98% for the nine months ended September 30, 2026, compared to 2.20% for the same period one year ago.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest incurred on such amounts and the average rate earned or incurred for the nine months ended September 30, 2026 and 2025. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on total average interest-earning assets for the same periods. Yield information does not give effect to changes in fair value of available for sale investment securities that are reflected as a component of shareholders’ equity. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2026 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.58% for securities that are both federal and state tax exempt and an effective tax rate of 20.58% for federal tax-exempt securities. Yields and interest income on tax-exempt investments for the nine months ended September 30, 2025 have been adjusted to present this information on a tax equivalent basis using an effective tax rate of 22.78% for securities that are both federal and state tax exempt and an effective tax rate of 20.53% for federal tax-exempt securities. Non-accrual loans and the interest income that was recorded on non-accrual loans, if any, are included in the yield calculations for loans in all periods reported. The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	Nine months ended			Nine months ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:

Loans receivable	$1,253,303	54,703	5.84%	$1,156,515	49,838	5.76%
Investments - taxable	276,963	7,175	3.46%	290,813	8,039	3.70%
Investments - nontaxable*	130,551	2,089	2.14%	132,465	2,168	2.19%
Due from banks	29,213	792	3.62%	62,844	2,065	4.39%

Total interest-earning assets	1,690,030	64,759	5.12%	1,642,637	62,110	5.06%

Non-interest earning assets:
Cash and due from banks	27,818			28,735
Allowance for credit losses	(10,386)			(9,940)
Other assets	28,284			22,235

Total assets	$1,735,746			$1,683,667

Interest-bearing liabilities:

Interest-bearing demand, MMDA & savings deposits	$813,993	9,221	1.51%	$754,753	8,249	1.46%
Time deposits	319,575	7,107	2.97%	351,040	9,459	3.60%
Junior subordinated debentures	15,464	655	5.66%	15,464	727	6.29%

Total interest-bearing liabilities	1,149,032	16,983	1.98%	1,121,257	18,435	2.20%

Non-interest bearing liabilities and shareholders' equity:
Demand deposits	415,270			411,132
Other liabilities	8,406			10,396
Shareholders' equity	163,038			140,882

Total liabilities and shareholders' equity	$1,735,746			$1,683,667

Net interest spread		$47,776	3.16%		$43,675	2.86%

Net yield on interest-earning assets			3.78%			3.55%

Taxable equivalent adjustment
Investment securities		$14			$15

Net interest income		$47,762			$43,660

*

Includes U.S. Government agency securities that are non-taxable for state income tax purposes of $5.1 million in 2026 and $6.8 million in 2025. Tax rates of 2.00% and 2.25% were used to calculate the tax equivalent yields on these securities in 2026 and 2025, respectively.

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

	Three months ended September 30, 2026 compared to three months ended September 30, 2025			Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
(Dollars in thousands)	Changes in average volume	Changes in average rates	Total Increase (Decrease)	Changes in average volume	Changes in average rates	Total Increase (Decrease)
Interest income:
Loans: Net of unearned income	$1,674	186	1,860	4,198	667	4,865
Investments - taxable	(135)	(129)	(264)	(371)	(493)	(864)
Investments - nontaxable	(6)	2	(4)	(31)	(48)	(79)
Due from banks	(527)	(126)	(653)	(1,008)	(265)	(1,273)
Total interest income	1,006	(67)	939	2,788	(139)	2,649

Interest expense:
Interest-bearing demand,
MMDA & savings deposits	306	102	408	659	313	972
Time deposits	(440)	(579)	(1,019)	(774)	(1,578)	(2,352)
Junior subordinated debentures	-	(23)	(23)	-	(72)	(72)
Total interest expense	(134)	(500)	(634)	(115)	(1,337)	(1,452)
Net interest income	$1,140	433	1,573	2,903	1,198	4,101

Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2026 was $250,000, compared to $530,000 for the three months ended September 30, 2025. The decrease in the provision for credit losses reflects decreases of $6.8 million in pooled commercial construction loan balances and $14.7 million in pooled non-owner-occupied commercial real estate loan balances during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Additionally, the decrease in the provision for credit losses includes a $99,000 decrease in net charge-offs during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The provision for credit losses for the nine months ended September 30, 2026 was $1.1 million, compared to $585,000 for the nine months ended September 30, 2025. The increase in the provision for credit losses reflects continued growth in total loans, which increased $98.6 million during the nine months ended September 30, 2026, compared to an increase of $45.0 million during the nine months ended September 30, 2025.

Non-Interest Income. Non-interest income was $6.7 million for the three months ended September 30, 2026, compared to $7.1 million for the three months ended September 30, 2025. The decrease in non-interest income is primarily attributable to a $718,000 decrease in appraisal management fee income due to a decrease in appraisal volume, which was partially offset by a $193,000 increase in miscellaneous non-interest income primarily due to an increase in deferred compensation income associated with an increase in valuations for the assets in the deferred compensation plan.

Non-interest income was $20.3 million for the nine months ended September 30, 2026, compared to $21.3 million for the nine months ended September 30, 2025. The decrease in non-interest income is primarily attributable to a $2.1 million decrease in appraisal management fee income due to a decrease in appraisal volume, which was partially offset by a $181,000 increase in mortgage banking income due to an increase in secondary mortgage market activity and a $685,000 increase in miscellaneous non-interest income primarily due to an increase in deferred compensation income associated with an increase in valuations for the assets in the deferred compensation plan and an increase in income on Small Business Investment Company (SBIC) investments.

Non-Interest Expense. Non-interest expense was $15.8 million for the three months ended September 30, 2026, compared to $16.9 million for the three months ended September 30, 2025. The decrease in non-interest expense is primarily attributable to a $791,000 decrease in professional fees primarily due to a decrease in legal fees, a $311,000 decrease in debit card expense and a $545,000 decrease in appraisal management fee expense due to a decrease in appraisal volume. These decreases in non-interest expense were partially offset by a $164,000 increase in occupancy expense primarily due to an increase in furniture and equipment maintenance/service contract expenses and a $261,000 increase in miscellaneous non-interest expense primarily due to an increase in deferred compensation expense associated with an increase in valuations for the assets in the deferred compensation plan and increases in various other expenses.

Non-interest expense was $47.2 million for the nine months ended September 30, 2026, compared to $47.3 million for the nine months ended September 30, 2025. The decrease in non-interest expense is primarily attributable to a $1.6 million decrease in appraisal management fee expense due to a decrease in appraisal volume and a $612,000 decrease in professional fees primarily due to a decrease in legal fees. These decreases in non-interest expense were partially offset by a $422,000 increase in salaries and employee benefits expense primarily due to increases in salary and restricted stock expenses, a $925,000 increase in occupancy expense primarily due to an increase in furniture and equipment maintenance/service contract expenses, a $120,000 increase in debit card expense and a $554,000 increase in miscellaneous non-interest expense primarily due to an increase in deferred compensation expense associated with an increase in valuations for the assets in the deferred compensation plan.

Income Taxes. Income tax expense was $1.6 million for the three months ended September 30, 2026, compared to $1.1 million for the three months ended September 30, 2025. The effective tax rate was 22.25% for the three months ended September 30, 2026, compared to 22.95% for the three months ended September 30, 2025. Income tax expense was $4.4 million for the nine months ended September 30, 2026, compared to $3.9 million for the nine months ended September 30, 2025. The effective tax rate was 22.21% for the nine months ended September 30, 2026, compared to 22.77% for the nine months ended September 30, 2025. The decrease in the effective tax rate is primarily due to the North Carolina corporate income tax rate decreasing from 2.25% to 2.00% effective January 1, 2026 and the revaluation of the deferred tax asset due to further upcoming reductions in the North Carolina corporate income tax rate.

Analysis of Financial Condition

Investment Securities. Available for sale securities were $341.6 million as of September 30, 2026, compared to $377.4 million as of December 31, 2025. Average investment securities for the nine months ended September 30, 2026 were $407.5 million, compared to $421.6 million for the year ended December 31, 2025.

Loans. Total loans were $1.30 billion as of September 30, 2026, compared to $1.20 billion at December 31, 2025. Average loans represented 74% and 70% of average earning assets for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.

The Bank had $733,000 and $1.1 million in mortgage loans held for sale as of September 30, 2026 and December 31, 2025, respectively.

Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by real estate, which is dependent upon the real estate market. Real estate mortgage loans include both commercial and residential mortgage loans. At September 30, 2026, the Bank had $158.4 million in residential mortgage loans, $131.6 million in home equity loans and $771.0 million in commercial mortgage loans, which include $627.0 million secured by commercial property and $144.0 million secured by residential property. All residential mortgage loans are originated as fully amortizing loans, with no negative amortization. The Bank also had construction and land development loans totaling $135.3 million at September 30, 2026.

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

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of September 30, 2026. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company calculates the allowance for credit losses using a Weighted Average Remaining Maturity (“WARM”) methodology.

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

The portion of the ACL balance attributable to qualitative factors was $5.7 million and $5.3 million at September 30, 2026 and December 31, 2025, respectively. The risk factors are weighted as follows: Local, State and National Economic Outlook – 30%, Concentrations of Credit – 5%, Interest Rate Risk – 5%, Trends in Terms of Volume, Mix and Size of Loans – 15%, Seasoning of the Loan Portfolio – 10%, Experience of Staff – 10%, and Levels and Trends of Delinquencies – 25%. No changes to the risk status of any of the risk factors was made during the nine months ended September 30, 2026.

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

The allowance for credit losses on loans was $10.7 million or 0.82% of total loans at September 30, 2026, compared to $10.1 million or 0.84% of total loans at December 31, 2025. The allowance for credit losses on loans increased $572,000 from December 31, 2025 to September 30, 2026 primarily due to a $98.6 million increase in total loans over the same period.

The allowance for credit losses on unfunded commitments was $1.7 million at September 30, 2026, compared to $1.4 million at December 31, 2025. The increase in the allowance for credit losses on unfunded commitments was due to a $21.3 million increase in unfunded loan commitments from December 31, 2025 to September 30, 2026.

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

Non-performing assets were $4.3 million or 0.25% of total assets at September 30, 2026, compared to $4.2 million or 0.25% of total assets at December 31, 2025. Non-performing assets comprise $3.6 million in residential mortgage loans, $668,000 in commercial mortgage loans and $114,000 in other loans at September 30, 2026, compared to $3.6 million in residential mortgage loans and $533,000 in commercial mortgage loans at December 31, 2025. The Bank had no other real estate owned or repossessed assets as of September 30, 2026 and December 31, 2025.

Deposits. Deposits were $1.57 billion as of September 30, 2026, compared to $1.51 billion as of December 31, 2025. Core deposits, a non-GAAP measure, which include noninterest-bearing demand deposits, NOW, MMDA, savings and non-brokered certificates of deposit of denominations of less than $250,000, were $1.44 billion at September 30, 2026, compared to $1.35 billion at December 31, 2025. Management believes it is useful to calculate and present core deposits because of the positive impact this low cost funding source provides to the Bank’s overall cost of funds and profitability. Certificates of deposit in amounts of $250,000 or more totaled $126.9 million at September 30, 2026, compared to $160.4 million at December 31, 2025.

Estimated uninsured deposits totaled $337.1 million, or 21.50% of total deposits, at September 30, 2026, compared to $358.5 million, or 23.75% of total deposits, at December 31, 2025. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. The Bank did not have any significant deposit concentrations at September 30, 2026.

Borrowed Funds. There were no borrowed funds, other than junior subordinated debt debentures, outstanding at September 30, 2026 and December 31, 2025.

Junior Subordinated Debentures (related to Trust Preferred Securities).Junior subordinated debentures were $15.5 million at September 30, 2026 and December 31, 2025.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. Average rate sensitive assets for the nine months ended September 30, 2026 totaled $1.69 billion, exceeding average rate sensitive liabilities of $1.15 billion by $541.0 million.

Included in the rate sensitive assets are $181.3 million in variable rate loans indexed to prime rate subject to immediate repricing upon changes by the FOMC. Certain variable rate loans are structured to establish floors on interest rates charged to protect against downward movements in the prime rate. At September 30, 2026, the Company had $126.2 million in loans with interest rate floors. Floors were in effect on three loans, totaling $7,000, at September 30, 2026.

Liquidity. The objectives of the Company’s liquidity policy are to provide for the availability of adequate funds to meet the needs of loan demand, deposit withdrawals, maturing liabilities and to satisfy regulatory requirements. Both deposit and loan customer cash needs can fluctuate significantly depending upon business cycles, economic conditions and yields and returns available from alternative investment opportunities. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the form of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2026, such unfunded commitments to extend credit were $387.5 million, while commitments in the form of standby letters of credit totaled $1.6 million. As of December 31, 2025, such unfunded commitments to extend credit were $366.5 million, while commitments in the form of standby letters of credit totaled $1.6 million.

The Bank uses several sources to meet its liquidity requirements. The primary source is core deposits, which includes demand deposits, savings accounts and non-brokered certificates of deposit of denominations less than $250,000. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going consumer and commercial banking relationships. As of September 30, 2026, the Bank’s core deposits, a non-GAAP measure, totaled $1.44 billion, or 91.90% of total deposits. As of December 31, 2025, the Bank’s core deposits totaled $1.35 billion, or 89.44% of total deposits.

The other sources of funding for the Company are through large denomination certificates of deposit, including brokered deposits, federal funds purchased, securities under agreement to repurchase and FHLB borrowings. The Bank is also able to borrow from the Federal Reserve Bank (“FRB”) on a short-term basis. The Bank’s policies include the ability to access wholesale funding up to 40% of total assets. The Bank’s wholesale funding includes FHLB borrowings, FRB borrowings, brokered deposits and internet certificates of deposit. The Bank did not have any wholesale funding at September 30, 2026 and December 31, 2025.

The Bank has a line of credit with the FHLB equal to 20% of the Bank’s total assets. There were no FHLB borrowings outstanding at September 30, 2026 and December 31, 2025. At September 30, 2026, the carrying value of loans pledged as collateral to the FHLB totaled $258.1 million compared to $247.8 million at December 31, 2025. The remaining availability under the line of credit with the FHLB was $153.9 million at September 30, 2026 compared to $148.5 million at December 31, 2025. The Bank had no borrowings from the FRB at September 30, 2026 or December 31, 2025. FRB borrowings are collateralized by a blanket assignment on all qualifying loans that the Bank owns which are not pledged to the FHLB. At September 30, 2026, the carrying value of loans pledged as collateral to the FRB totaled $739.8 million compared to $689.9 million at December 31, 2025. Availability under the line of credit with the FRB was $613.4 million at September 30, 2026 compared to $583.8 million at December 31, 2025.

The Bank also had the ability to borrow up to $110.5 million for the purchase of overnight federal funds from five correspondent financial institutions as of September 30, 2026.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits, federal funds sold and certain investment securities, as a percentage of net deposits and short-term liabilities was 24.40% at September 30, 2026 and 26.86% at December 31, 2025. The minimum required liquidity ratio as defined in the Bank’s Asset/Liability and Interest Rate Risk Management Policy was 10% at September 30, 2026 and December 31, 2025.

Contractual Obligations and Off-Balance Sheet Arrangements. The Company’s contractual obligations include junior subordinated debentures, as well as certain payments under current lease agreements. Other commitments include commitments to extend credit.

Capital Resources. Shareholders’ equity was $157.7 million, or 8.95% of total assets, at September 30, 2026, compared to $157.1 million, or 9.23% of total assets, at December 31, 2025. The decrease in the equity-to-assets ratio is primarily due to an increase in the unrealized loss on investment securities available for sale due to rate changes between December 31, 2025 and September 30, 2026.

Annualized return on average equity for the nine months ended September 30, 2026 was 12.60%, compared to 12.52% for the nine months ended September 30, 2025. Total cash dividends paid on common stock were $4.4 million for the nine months ended September 30, 2026, compared to $4.2 million for the nine months ended September 30, 2025.

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

Under the regulatory capital guidelines, financial institutions are currently required to maintain a total risk-based capital ratio of 8.0% or greater, with a Tier 1 risk-based capital ratio of 6.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. Tier 1 capital is generally defined as shareholders’ equity and trust preferred securities less all intangible assets and goodwill. Tier 1 capital includes $15.0 million in trust preferred securities at September 30, 2026 and December 31, 2025. The Company’s Tier 1 capital ratio was 14.77% and 14.96% at September 30, 2026 and December 31, 2025, respectively. Total risk-based capital is defined as Tier 1 capital plus supplementary capital. Supplementary capital, or Tier 2 capital, consists of the Company’s allowance for credit losses, not exceeding 1.25% of the Company’s risk-weighted assets. Total risk-based capital ratio is therefore defined as the ratio of total capital (Tier 1 capital and Tier 2 capital) to risk-weighted assets. The Company’s total risk-based capital ratio was 15.64% and 15.82% at September 30, 2026 and December 31, 2025, respectively. The Company’s common equity Tier 1 capital consists of common stock and retained earnings. The Company’s common equity Tier 1 capital ratio was 13.72% and 13.83% at September 30, 2026 and December 31, 2025, respectively. Financial institutions are also required to maintain a leverage ratio of Tier 1 capital to total average assets of 4.0% or greater. The Company’s Tier 1 leverage capital ratio was 11.72% and 11.33% at September 30, 2026 and December 31, 2025, respectively.

The Bank’s Tier 1 risk-based capital ratio was 14.65% and 14.83% at September 30, 2026 and December 31, 2025, respectively. The total risk-based capital ratio for the Bank was 15.52% and 15.70% at September 30, 2026 and December 31, 2025, respectively. The Bank’s common equity Tier 1 capital ratio was 14.65% and 14.83% at September 30, 2026 and December 31, 2025, respectively. The Bank’s Tier 1 leverage capital ratio was 11.51% and 11.13% at September 30, 2026 and December 31, 2025, respectively.

A bank is considered to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Based upon these guidelines, the Bank was considered to be “well capitalized” at September 30, 2026.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1 - 31, 2026	810	$42.60	-	$-

August 1 - 31, 2026	-	$-	-	$-

September 1 - 30, 2026	-	$-	-	$-

Total	810	$42.60	-

(1) The Company purchased 810 shares on the open market in the three months ended September 30, 2026 for its deferred compensation plan. All purchases were funded by participant contributions to the plan.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended September 30, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Exhibit (101)

The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2026, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Bancorp of North Carolina, Inc.

November 3, 2026	/s/ William D. Cable, Sr.
Date	William D. Cable, Sr. President and Chief Executive Officer (Principal Executive Officer)

November 3, 2026	/s/ Jeffrey N. Hooper
Date	Jeffrey N. Hooper Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

